Form 10-Q
period 1996-06-30
WACKENHUT CORRECTIONS CORP
filed 1996-08-13
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended June 30, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                   For the transition period from          to

                         COMMISSION FILE NUMBER 1-14260


                      WACKENHUT CORRECTIONS CORPORATION
                      ---------------------------------
            (Exact name of registrant as specified in its charter)

                Florida                               65-0043078
- - -------------------------------------      ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      4200 Wackenhut Drive #100,
      Palm Beach Gardens, Florida                       33410-4243
- - ----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip code)


                                (561) 622-5656
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
             ---------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [ ]

At August 1, 1996, 21,850,026 shares of the registrant's Common Stock were issued and outstanding.

                       WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         JUNE 30, 1996 AND JULY 2, 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                   THIRTEEN WEEKS ENDED
                                                           -------------------------------------
                                                           JUNE 30, 1996            JULY 2, 1995
                                                           -------------            ------------
Revenues                                                      $33,416                  $22,570
Operating expenses (including amounts related
 to Parent of $125 and $1,237)                                 28,660                   18,327
Depreciation and amortization                                     770                      525
                                                              -------                  -------
     Contribution from operations                               3,986                    3,718
G&A expense (including amounts related to
 Parent of $970 and $632)                                       2,073                    1,900
                                                              -------                  -------
     Operating income                                           1,913                    1,818
Interest income (including interest
 related to Parent of $0 and $41)                                 656                       66
                                                              -------                  -------
Income before income taxes and equity
 income (loss) of affiliate                                     2,569                    1,884
Provision for income taxes                                        895                      792
                                                              -------                  -------
Income before equity income (loss) of affiliate                 1,674                    1,092
Equity income (loss) of affiliate, net of
 income tax (provision) benefit of $(88)
 and $12                                                          140                      (20)
                                                              -------                  -------
     Net income                                               $ 1,814                  $ 1,072
                                                              =======                  =======
Earnings per share                                            $  0.08                  $  0.06
                                                              =======                  =======
Weighted average shares outstanding                            22,676                   17,725
                                                              =======                  =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 30, 1996 AND JULY 2, 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                   TWENTY-SIX WEEKS ENDED
                                                           -------------------------------------
                                                           JUNE 30, 1996            JULY 2, 1995
                                                           -------------            ------------
Revenues                                                      $62,850                  $46,044
Operating expenses (including amounts related
 to Parent of $238 and $2,368)                                 53,216                   37,827
Depreciation and amortization                                   1,606                    1,011
                                                              -------                  -------
     Contribution from operations                               8,028                    7,206
G&A expense (including amounts related to
 Parent of $1,671 and $1,348)                                   4,396                    3,798
                                                              -------                  -------
     Operating income                                           3,632                    3,408
Interest income (including interest
 related to Parent of $109 and $107)                            1,297                      112
                                                              -------                  -------
Income before income taxes and equity
 income (loss) of affiliate                                     4,929                    3,520
Provision for income taxes                                      1,829                    1,422
                                                              -------                  -------
Income before equity income (loss) of affiliate                 3,100                    2,098
Equity income (loss) of affiliate, net of
 income tax (provision) benefit of $(114)
 and $61                                                          182                      (98)
                                                              -------                  -------
     Net income                                               $ 3,282                  $ 2,000
                                                              =======                  =======
Earnings per share                                            $  0.15                  $ 0.115
                                                              =======                  =======
Weighted average shares outstanding                            21,767                   17,691
                                                              =======                  =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                              END OF PERIOD
                                                       -------------------------
                                                        JUNE 30,      DECEMBER 31,
                                                          1996            1995
                                                       ---------      ------------
                                                       (UNAUDITED)
ASSETS
Current Assets:
 Cash                                                      $52,015       $   909
 Accounts receivable                                        21,079        17,826
 Deferred income tax asset - current                            --            51
 Other                                                       4,549         3,567
                                                           -------       -------
      Total current assets                                  77,643        22,353
 Property and equipment, net                                 8,519         8,211
 Investments in and advances to affiliates                     696           400
 Deferred charges, net                                       5,527         4,587
 Unamortized cost in excess of net assets of
  acquired companies, net                                    2,379         2,408
 Other                                                         860           881
                                                           -------       -------
                                                           $95,624       $38,840
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                          $ 1,824       $ 1,852
 Accrued payroll and related taxes                           4,156         3,330
 Accrued expenses                                            3,587         3,705
 Current portion of long-term debt                              11            11
 Deferred income tax liability - current                        63            --
                                                           -------       -------
      Total current liabilities                              9,641         8,898
                                                           -------       -------
Deferred income taxes, net                                   4,440         3,733
                                                           -------       -------
Long-term debt                                                 231           980
                                                           -------       -------
Shareholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized                                  --            --
 Common stock, $.01 par value,
  60,000,000 shares authorized,
  21,848,026 and 17,078,162 shares issued and
  outstanding                                                  218           171
 Additional paid-in capital                                 71,375        18,860
 Retained earnings                                           9,368         6,087
 Cumulative translation adjustment                             351           111
                                                           -------       -------
      Total shareholders' equity                            81,312        25,229
                                                           -------       -------
                                                           $95,624       $38,840
                                                           =======       =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 30, 1996 AND JULY 2, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             TWENTY-SIX WEEKS ENDED
                                                                      ------------------------------------
                                                                      JUNE 30, 1996           JULY 2, 1995
                                                                      -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $ 3,282                 $ 2,000
     Adjustments to reconcile net income to net cash
       provided by operating activities--
          Depreciation  and amortization expense                          1,606                   1,011
          Equity (income) loss of affiliates                               (296)                    159
     Changes in assets and liabilities --
       (Increase) decrease in assets:
          Accounts receivable                                            (3,175)                 (4,656)
          Deferred income tax asset - current                                51                      79
          Other current assets                                             (890)                   (560)
          Other assets                                                       99                      51
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                            (294)                    893
          Accrued payroll and related taxes                                 763                      23
          Deferred income tax liability - current                            63                      --
          Deferred income taxes - non-current                             1,343                   1,285
                                                                         ------                  ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,552                     285
                                                                         ------                  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                               --                    (667)
     Capital expenditures                                                (1,107)                   (633)
     Deferred charge expenditures                                        (1,648)                 (1,471)
                                                                        -------                 -------
     NET CASH USED IN INVESTING ACTIVITIES                               (2,755)                 (2,771)
                                                                        -------                 -------

                                                      (Continued)

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 30, 1996 AND JULY 2, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                  (Continued)

                                                                    TWENTY-SIX WEEKS ENDED
                                                          ---------------------------------------------
                                                          JUNE 30, 1996                    JULY 2, 1995
                                                          -------------                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                   51,606                               --
 Proceeds from exercise of stock options                         320                              897
 Retirement of debt                                             (779)                            (375)
 Advances from Parent                                         45,124                           29,514
 Repayments to Parent                                        (45,124)                         (29,641)
                                                            --------                         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                51,147                              395
                                                            --------                         --------
Effect of exchange rate changes on cash                          162                            (202)
Net (decrease) increase in cash                               51,106                          (2,293)
Cash, beginning of period                                        909                            5,981
                                                            --------                         --------
CASH, END OF PERIOD                                         $ 52,015                         $  3,688
                                                            ========                         ========
SUPPLEMENTAL DISCLOSURES:
 Impact on equity from tax benefit related to the
 exercise of options issued under the company's
 non-qualified stock option plan                            $    636                         $     --
                                                            ========                         ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 28, 1996 for the fiscal years ended December 31, 1995, January 1, 1995, and January 2, 1994. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

On April 25, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend paid on June 4, 1996. Except as otherwise noted, all share data relating to the Company's common stock has been restated to reflect the two-for-one split.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, for further discussion and analysis of information pertaining to liquidity and capital resources.

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:


                                           TWENTY-SIX WEEKS ENDED
                                          JUNE 30,           JULY 2,
                                            1996              1995
                                          --------           -------
                                                (in thousands)
REVENUES
  Domestic operations                      $48,218            $33,364
  International operations                  14,632             12,680
                                           -------            -------
    Total revenues                         $62,850            $46,044
                                           =======            =======
OPERATING INCOME
  Domestic operations                      $ 2,203            $ 1,997
  International operations                   1,429              1,411
                                           -------            -------
    Total operating income                 $ 3,632            $ 3,408
                                           =======            =======


                                           JUNE 30,        DECEMBER 31,
                                             1996              1995
                                           --------        ------------
IDENTIFIABLE ASSETS
  Domestic operations                      $87,198            $28,221
  International operations                   8,426              6,229
                                           -------            -------
    Total identifiable assets              $95,624            $34,450
                                           =======            =======


                       WACKENHUT CORRECTIONS CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

In January 1996, the Company sold 2,300,000 shares of its common stock in connection with a public offering at a price of $24.00 per share, before deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering of approximately $51,606,000 will be used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes.

In May 1996, the Corporation repaid the remaining $1,000,000 Australian (approximately $773,400 United States) of its outstanding balance under a credit facility with a bank.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 1995, for further discussion and analysis of information pertaining to liquidity and capital resources.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995:

Revenues increased by 48.0% to $33.4 million in the thirteen weeks ended June 30, 1996 ("Second Quarter 1996") from $22.6 million in the thirteen weeks ended July 2, 1995 ("Second Quarter 1995"). The increase in revenues in Second Quarter 1996 compared to Second Quarter 1995 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility, Moore Haven, Florida in July 1995 and John R. Lindsey Unit, Jack County, Texas in September 1995), one facility that opened in 1996 (Willacy County Unit, Willacy County, Texas in January 1996), one facility for which the company assumed correctional services in 1996 (Delaware County Prison, Delaware County, Pennsylvania in April 1996) and the expansion of two facilities in the second half of 1995 (Arthure Gorrie Correctional Centre, Wacol, Australia and Allen Correctional Center, Kinder, Louisiana).

The number of compensated resident days in domestic facilities increased to 754,658 in Second Quarter 1996 from 438,879 in Second Quarter 1995. In addition, compensated resident days in Australian facilities increased to 111,748 from 103,358 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 95.3% of capacity in Second Quarter 1996 compared to 91.5% in the same period in Second Quarter 1995.

Operating expenses increased by 56.3% to $28.7 million in Second Quarter 1996 compared to $18.3 million in Second Quarter 1995. The increase primarily reflected the opening of the three facilities, the assumption of correctional services at one facility and the expansion of two facilities discussed above.

                       WACKENHUT CORRECTIONS CORPORATION


Depreciation and amortization increased by 46.7% to $770,000 in Second Quarter 1996 from $525,000 in Second Quarter 1995. This increase is due to an increase in capital and deferred charge expenditures resulting from the opening of the three facilities, assumption of correctional services at one facility, and the expansion of two facilities discussed above.

Contribution from operations increased 7.2% to $4.0 million in Second Quarter 1996 from $3.7 million in Second Quarter 1995 due primarily to the three new facilities, the assumption of correctional services at one facility, and the two expansions discussed above.

General and administrative expenses increased 9.1% to $2.1 million in Second Quarter 1996 from $1.9 million in Second Quarter 1995. This increase is primarily attributable to increased business development activities in response to additional interest in the Company's services.

Operating income increased by 5.2% to $1.9 million in Second Quarter 1996 from $1.8 million in Second Quarter 1995 due to increased income from the three new facilities, assumption of correctional services at one facility, and two expansions, offset by higher general and administrative expenses.

Income before taxes and equity income increased by 36.4% to $2.6 million in Second Quarter 1996 from $1.9 million in Second Quarter 1995 due to an increase in interest income, which represents interest earned on the proceeds of the January 1996 stock offering, and the factors described above.

Provision for income taxes increased to $895,000 in Second Quarter 1996 from $792,000 in Second Quarter 1995 due to higher taxable income, offset partially by a decrease in the Corporation's effective tax rate.

Equity income of affiliates was $140,000 in Second Quarter 1996 compared to a loss of $20,000 in Second Quarter 1995. Current and prior year performance reflects the activities of Premier Prison Services, a U.K. joint venture. Current year income results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in November 1995 and June 1996, and income earned from two court escort contracts that were awarded in December 1995.

Net income increased by 69.2% to $1.8 million in Second Quarter 1996 from $1.1 million in Second Quarter 1995 as a result of the factors described above.

FIRST HALF 1996 COMPARED TO FIRST HALF 1995:

Revenues increased by 36.5% to $62.9 million in the twenty-six weeks ended June 30, 1996 ("First Half 1996") from $46.0 million in the twenty-six weeks ended July 2, 1995 ("First Half 1995"). The increase in revenues in First Half 1996 compared to First Half 1995 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility, Moore Haven, Florida in July 1995 and John R. Lindsey Unit, Jack County, Texas in September 1995), one facility in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996), one facility for which the company assumed correctional services in 1996 (Delaware County Prison, Delaware County, Pennsylvania in April 1996) and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre, Wacol, Australia and Allen Correctional Center, Kinder, Louisiana).

                       WACKENHUT CORRECTIONS CORPORATION


The number of compensated resident days in domestic facilities increased to 1,393,663 in First Half 1996 from 890,738 in First Half 1995. In addition, compensated resident days in Australian facilities increased to 223,496 from 205,096 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 95.8% of capacity in First Half of 1996 compared to 92.9% in First Half of 1995.

Operating expenses increased by 40.7% to $53.2 million in First Half 1995 compared to $37.8 million in First Half 1995. This increase primarily reflected the opening of the three facilities, the assumption of correctional services at one facility, and the two expansions discussed above.

Depreciation and amortization increased by 58.9% to $1.6 million in the First Half 1996 from $1.0 million in the First Half 1995. This increase is due to the increase in capital and deferred charge expenditures resulting from the opening of the three new facilities, the assumption of correctional services at one facility, and the expansion of two facilities discussed above.

Contributions from operations increased by 11.4% to $8.0 million in First Half 1996 from $7.2 million in First Half 1995 due primarily to the three new facilities, the assumption of correctional services at one facility, and the two expansions discussed above.

General and administrative expenses increased by 15.6% to $4.4 million in First Half 1996 from $3.8 million in First Half 1995. This increase is primarily attributable to increased business development activities in response to additional interest in the Company's services.

Operating income increased by 6.6% to $3.6 million in First Half 1996 from $3.4 million in First Half 1996 due to additional income from the opening of three new facilities, assumption of correctional services at one facility, and two expansions, offset by higher general and administrative expenses.

Income before taxes and equity loss increased by 40% to $4.9 million in First Half 1996 from $3.5 million in First Half 1995 due to an increase in interest, which represents interest earned on the proceeds of the January 1996 stock offering, and the factors described above.

Provision for income taxes increased to $1.8 million in First Half 1996 from $1.4 million in First Half 1995 due to higher taxable income, offset partially by a decrease in the Corporation's effective tax rate.

Equity income of affiliates was $182,000 for First Half 1996 compared to a loss of $98,000 in First Half 1995. Current and prior year performance reflects the activities of Premier Prison Services, a U.K. joint venture. Current year income results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in November 1995 and June 1996, and income earned from two court escort contracts that were awarded in December 1995.

Net income increased by 64% to $3.3 million in First Half 1996 from $2.0 million in First Half 1995 as a result of the factors described above.

                       WACKENHUT CORRECTIONS CORPORATION


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Corporation's business results in claims or litigation against the Corporation for damages arising from the conduct of its employees or others.

Except for routine litigation incidental to the business of the Corporation, there are no pending material legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of their property is subject. The Corporation believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 25, 1996 in Palm Beach Gardens, Florida. All directors nominated for election were elected by a majority of the votes and are as follows:


                       Votes For      Votes Withheld
                       ---------      --------------
Norman A. Carlson      8,706,551         11,550
Benjamin R. Civiletti  8,699,451         18,650
Timothy P. Cole        8,698,801         19,300
Manuel J. Justiz       8,712,451          5,650
James R. Thompson      8,706,451         11,650
Anthony P. Travisono   8,699,409         18,692
George R. Wackenhut    8,706,551         11,550
Richard R. Wackenhut   8,699,801         18,300
George C. Zoley        8,699,801         18,300



The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Corporation for the fiscal year 1996. Tabulation of the vote on this matter is as follows:

          For:  8,682,642     Against:  6,300     Abstain:   29,159

                       WACKENHUT CORRECTIONS CORPORATION


The final matter voted upon at the Annual Meeting was the ratification of a proposal to establish a Stock Option Plan (the "Plan") for non-employee Directors and to set aside 30,000 shares of Common Stock of the Corporation for future issuance under the Plan. Tabulation of the vote on this matter is as follows:


           For:  8,512,978   Against:  107,670    Abstain:  37,815



ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the first half of 1996.

                       WACKENHUT CORRECTIONS CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WACKENHUT CORRECTIONS CORPORATION




August 12,  1996                   /s/ John G. O'Rourke
                                   ---------------------------
                                   John G. O'Rourke
                                   Senior Vice President - Finance,
                                     Chief Financial Officer and
                                     Treasurer
                                   (Duly Authorized Officer and
                                     Principal Financial Officer)