Form 10-Q
period 1996-09-29
WACKENHUT CORRECTIONS CORP
filed 1996-11-12
CIK 923796

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

              For the quarterly period ended September 29, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                For the transition period from          to

                        COMMISSION FILE NUMBER 1-14260


                      WACKENHUT CORRECTIONS CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            65-0043078
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida        33410-4243
------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip code)

                                (561) 622-5656
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [ ]

At November 1, 1996, 21,935,692 shares of the registrant's Common Stock were issued and outstanding.

                       WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                      THIRTEEN WEEKS ENDED
                                                       -----------------------------------------------
                                                         SEPTEMBER 29,                      OCTOBER 1,
                                                             1996                              1995
                                                         -------------                      ----------
Revenues                                                   $36,785                            $25,757
Operating expenses (including amounts related
 to Parent of $1,018 and $1,789)                            30,837                             21,445
Depreciation and amortization                                  948                                603
                                                           -------                            -------

      Contribution from operations                           5,000                              3,709
G&A expense (including amounts related to
 Parent of $358 and $325)                                    2,061                              1,784
                                                           -------                            -------
      Operating income                                       2,939                              1,925
Interest income (including interest
 related to Parent of ($118) and $9)                           455                                 13
                                                           -------                            -------
Income before income taxes and equity
 income (loss) of affiliate                                  3,394                              1,938
Provision for income taxes                                   1,263                                694
                                                           -------                            -------

Income before equity income (loss) of affiliate              2,131                              1,244
Equity income (loss) of affiliate, net of
 income tax (provision) benefit of ($175)
 and $32                                                       280                                (49)
                                                           -------                            -------
      Net income                                           $ 2,411                            $ 1,195
                                                           =======                            =======

Earnings per share                                         $  0.11                            $  0.07
                                                           =======                            =======

Weighted average shares outstanding                         22,642                             17,718
                                                           =======                            =======


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                   THIRTY-NINE WEEKS ENDED
                                                       -----------------------------------------------
                                                         SEPTEMBER 29,                      OCTOBER 1,
                                                             1996                              1995
                                                         -------------                      ----------
Revenues                                                  $99,635                            $71,801
Operating expenses (including amounts related
 to Parent of $2,623 and $5,164)                           84,053                             59,272
Depreciation and amortization                               2,554                              1,614
                                                          -------                            -------

      Contribution from operations                         13,028                             10,915
G&A expense (including amounts related to
 Parent of $1,074 and $959)                                 6,457                              5,582
                                                          -------                            -------
      Operating income                                      6,571                              5,333
Interest income (including interest
 related to Parent of ($9) and $116)                        1,752                                125
                                                          -------                            -------
Income before income taxes and equity
 income (loss) of affiliate                                 8,323                              5,458
Provision for income taxes                                  3,092                              2,116
                                                          -------                            -------

Income before equity income (loss) of affiliate             5,231                              3,342
Equity income (loss) of affiliate, net of
 income tax (provision) benefit of ($289)
 and $93                                                      462                               (147)
                                                          -------                            -------
      Net income                                          $ 5,693                            $ 3,195
                                                          =======                            =======

Earnings per share                                        $  0.26                            $  0.18
                                                          =======                            =======

Weighted average shares outstanding                        22,058                             17,700
                                                          =======                            =======

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                             END OF PERIOD
                                                 -------------------------------------
                                                 SEPTEMBER 29, 1996  DECEMBER 31, 1995
                                                 ------------------  -----------------
                                                     (UNAUDITED)

ASSETS
Current Assets:
 Cash                                                  $43,453            $   909
 Accounts receivable                                    22,762             17,826
 Deferred income tax asset - current                        --                 51
 Other                                                   6,468              3,567
                                                       -------            -------
       Total current assets                             72,683             22,353
 Property and equipment, net                            15,797              8,211
 Investments in and advances to affiliates               1,151                400
 Deferred charges, net                                   6,459              4,587
 Unamortized cost in excess of net assets
  of acquired companies, net                             2,311              2,408
 Other                                                     907                881
                                                       -------            -------
                                                       $99,308            $38,840
                                                       =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                      $ 1,500            $ 1,852
 Accrued payroll and related taxes                       3,211              3,330
 Accrued expenses                                        4,572              3,705
 Current portion of long-term debt                          11                 11
 Deferred income tax liability - current                    20                 --
                                                       -------            -------
       Total current liabilities                         9,314              8,898
                                                       -------            -------
Deferred income taxes, net                               5,098              3,733
                                                       -------            -------
Long-term debt                                             231                980
                                                       -------            -------
Shareholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized                              --                 --
 Common stock, $.01 par value,
  60,000,000 shares authorized,
  21,933,692 and 17,078,162 shares issued
  and outstanding                                          219                171
 Additional paid-in capital                             72,281             18,860
 Retained earnings                                      11,780              6,087
 Cumulative translation adjustment                         385                111
                                                       -------            -------
       Total shareholders' equity                       84,665             25,229
                                                       -------            -------
                                                       $99,308            $38,840
                                                       =======            =======

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                     THIRTY-NINE WEEKS ENDED
                                                       -----------------------------------------------
                                                         SEPTEMBER 29,                      OCTOBER 1,
                                                             1996                              1995
                                                         -------------                      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 5,693                            $  3,195
 Adjustments to reconcile net income to net cash
   provided by operating activities--
       Depreciation  and amortization expense                2,554                               1,614
       Equity (income) loss of affiliates                     (751)                                147
 Changes in assets and liabilities --
   (Increase) decrease in assets:
       Accounts receivable                                  (4,850)                            (10,458)
       Deferred income tax asset - current                      51                                  31
       Other current assets                                 (2,817)                             (1,538)
       Other assets                                             42                                 153
   Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                   353                               3,944
       Accrued payroll and related taxes                      (190)                                161
       Deferred income tax liability - current                  20                                   1
       Deferred income taxes - non-current                   2,522                               1,455
                                                          --------                            --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 2,627                              (1,295)
                                                          --------                            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in affiliates                                      --                                (667)
 Capital expenditures                                       (8,811)                             (1,336)
 Deferred charge expenditures                               (2,991)                             (2,566)
                                                          --------                            --------
   NET CASH USED IN INVESTING ACTIVITIES                   (11,802)                             (4,569)
                                                          --------                            --------


                                 (Continued)

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                  (Continued)





                                                                     THIRTY-NINE WEEKS ENDED
                                                       -----------------------------------------------
                                                         SEPTEMBER 29,                      OCTOBER 1,
                                                             1996                              1995
                                                         -------------                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                  51,593                             --
 Proceeds from exercise of stock options                        719                            975
 Retirement of debt                                            (783)                          (377)
 Advances from Parent                                        72,847                         42,460
 Repayments to Parent                                       (72,847)                       (42,587)
                                                           --------                       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 51,529                            471
                                                           --------                       --------

Effect of exchange rate changes on cash                         190                            (54)
Net (decrease) increase in cash                              42,544                         (5,447)
Cash, beginning of period                                       909                          5,981
                                                           --------                       --------
CASH, END OF PERIOD                                        $ 43,453                       $    534
                                                           ========                       ========

SUPPLEMENTAL DISCLOSURES:
 Impact on equity from tax benefit related to the
  exercise of options issued under the
  corporation's non-qualified stock option plan            $  1,157                       $    544
                                                           ========                       ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 28, 1996 for the fiscal years ended
December 31, 1995, January 1, 1995, and January 2, 1994 except as noted below. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

During the third quarter of 1996, the Corporation changed its method of accounting for project development costs. Project development costs consist of direct and incremental costs paid to unrelated parties, including certain costs of responding to requests for proposal ("RFPs") that can be directly associated with a specific anticipated project. Prior to July 1, 1996, project development costs were expensed as incurred. Effective July 1, 1996, such costs are deferred until the anticipated contract has been awarded at which time the costs are either (a) capitalized as part of property and equipment if the facility is owned or classified as a capital lease by the Corporation, or
(b) are classified as project development costs if the contract pertains to facility management services. These costs are then amortized over either (a) the related life of the asset or (b) the term of the initial contract plus renewals or five years, whichever is less. The cumulative effect of the change in accounting on prior years did not have a material impact on the Corporation's financial position or results of operations. The effect of the change in accounting on each of the first three quarters of 1996 was also immaterial.

On April 25, 1996, the Corporation's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend paid on June 4, 1996. Except as otherwise noted, all share data relating to the Corporation's common stock has been restated to reflect the two-for-one split.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, for further discussion and analysis of information pertaining to liquidity and capital resources.

                       WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:


                                           THIRTY-NINE WEEKS ENDED
                                          --------------------------
                                          SEPTEMBER 29,   OCTOBER 1,
                                              1996           1995
                                          -------------   ----------
                                                (in thousands)
REVENUES
  Domestic operations                        $77,524       $52,104
  International operations                    22,111        19,697
                                             -------       -------
    Total revenues                           $99,635       $71,801
                                             =======       =======

OPERATING INCOME
  Domestic operations                        $ 4,352       $ 2,999
  International operations                     2,219         2,334
                                             -------       -------
    Total operating income                   $ 6,571       $ 5,333
                                             =======       =======



                                          SEPTEMBER 29,  DECEMBER 31,
                                              1996           1995
                                          -------------  ------------
IDENTIFIABLE ASSETS
  Domestic operations                        $89,887       $28,221
  International operations                     9,421         6,229
                                             -------       -------
    Total identifiable assets                $99,308       $34,450
                                             =======       =======

                       WACKENHUT CORRECTIONS CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

In January 1996, the Corporation sold 2,300,000 shares of its common stock in connection with a public offering at a price of $24.00 per share, before deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering of approximately $51,593,000 will be and have been used for possible future acquisitions, capital investments in new facilities, working capital requirements and general corporate purposes.

In May 1996, the Corporation repaid the remaining $1,000,000 Australian (approximately $773,400 United States) of its outstanding balance under a credit facility with a bank.

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, for further discussion and analysis of information pertaining to liquidity and capital resources.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995:

Revenues increased by 42.8% to $36.8 million in the thirteen weeks ended September 29, 1996 ("Third Quarter 1996") from $25.8 million in the thirteen weeks ended October 1, 1995 ("Third Quarter 1995"). The increase in revenues in Third Quarter 1996 compared to Third Quarter 1995 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility, Moore Haven, Florida in July 1995 and John R. Lindsey Unit, Jack County, Texas in September 1995), two facilities that opened in 1996 (Willacy County Unit, Willacy County, Texas in January 1996 and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), one facility for which the Corporation assumed correctional services in 1996 (Delaware County Prison, Delaware County, Pennsylvania in April 1996) and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre, Wacol, Australia and Allen Correctional Center, Kinder, Louisiana).

The number of compensated resident days in domestic facilities increased to 866,197 in Third Quarter 1996 from 475,625 in Third Quarter 1995. In addition, compensated resident days in Australian facilities increased to 109,848 from 107,198 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 96.6% of capacity in Third Quarter 1996 compared to 93.3% in the same period in Third Quarter 1995.

Operating expenses increased by 43.8% to $30.8 million in Third Quarter 1996 compared to $21.4 million in Third Quarter 1995. The increase primarily reflected the opening of the four facilities, the assumption of correctional services at one facility and the expansion of two facilities discussed above.

                       WACKENHUT CORRECTIONS CORPORATION

Depreciation and amortization increased by 57.2% to $948,000 in Third Quarter 1996 from $603,000 in Third Quarter 1995. This increase is due to an increase in capital and deferred charge expenditures resulting from the opening of the four facilities, assumption of correctional services at one facility, and the expansion of two facilities discussed above.

Contribution from operations increased 34.8% to $5.0 million in Third Quarter 1996 from $3.7 million in Third Quarter 1995 due primarily to the new facilities, the assumption of correctional services, and the expansions discussed above.

General and administrative expenses increased 15.5% to $2.1 million in Third Quarter 1996 from $1.8 million in Third Quarter 1995. This increase is primarily attributable to increased business development activities in response to additional interest in the Corporation's services and increased infrastructure related to corporate growth.

Operating income increased by 52.7% to $2.9 million in Third Quarter 1996 from $1.9 million in Third Quarter 1995 due to increased income from the new facilities, assumption of correctional services and expansions discussed above, offset by higher general and administrative expenses.

Income before taxes and equity income increased by 75.1% to $3.4 million in Third Quarter 1996 from $1.9 million in Third Quarter 1995 due to an increase in interest income, which represents interest earned on the proceeds of the January 1996 stock offering, and the factors described above.

Provision for income taxes increased to $1.3 million in Third Quarter 1996 from $694,000 in Third Quarter 1995 due to higher taxable income and an increase in the Corporation's effective tax rate for the quarter.

Equity income of affiliates was $280,000 in Third Quarter 1996 compared to a loss of $49,000 in Third Quarter 1995. Current and prior year performance reflects the activities of Premier Prison Services, a U.K. joint venture. The increase in current year income results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in November 1995 and June 1996, and income earned from two court escort contracts that were awarded in December 1995 and commenced operations in May 1996.

Net income increased by 101.8% to $2.4 million in Third Quarter 1996 from $1.2 million in Third Quarter 1995 as a result of the factors described above.

FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995:

Revenues increased by 38.8% to $99.6 million in the thirty-nine weeks ended September 29, 1996 ("First Nine Months 1996") from $71.8 million in the thirty-nine weeks ended October 1, 1995 ("First Nine Months 1995"). The increase in revenues in First Nine Months 1996 compared to First Nine Months 1995 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the second half of 1995 (Moore Haven Correctional Facility, Moore Haven, Florida in July 1995 and John R. Lindsey Unit, Jack County, Texas in September 1995), two facilities in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996 and Marshall County Correctional Facility, Marshall County, Mississippi in June
1996), one facility for which the company assumed correctional services in 1996 (Delaware County Prison, Delaware County, Pennsylvania in April 1996)

                       WACKENHUT CORRECTIONS CORPORATION

and the expansion of two facilities in the second half of 1995 (Arthur Gorrie Correctional Centre, Wacol, Australia and Allen Correctional Center, Kinder, Louisiana).

The number of compensated resident days in domestic facilities increased to 2,255,492 in First Nine Months 1996 from 1,361,995 in First Nine Months 1995.
In addition, compensated resident days in Australian facilities increased to 333,344 from 312,294 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 96.1% of capacity in First Nine Months of 1996 compared to 93.8% in First Nine Months of 1995.

Operating expenses increased by 41.8% to $84.0 million in First Nine Months 1996 compared to $59.3 million in First Nine Months 1995. This increase primarily reflected the opening of the four facilities, the assumption of correctional services at one facility, and the two expansions discussed above.

Depreciation and amortization increased by 58.2% to $2.6 million in the First Nine Months 1996 from $1.6 million in the First Nine Months 1995. This increase is due to the increase in capital and deferred charge expenditures resulting from the opening of the new facilities, the assumption of correctional services, and the expansions discussed above.

Contribution from operations increased by 19.4% to $13.0 million in First Nine Months 1996 from $10.9 million in First Nine Months 1995 due primarily to the new facilities, the assumption of correctional services, and the expansions discussed above.

General and administrative expenses increased by 15.7% to $6.5 million in First Nine Months 1996 from $5.6 million in First Nine Months 1995. This increase is primarily attributable to increased business development activities in response to additional interest in the Corporation's services and increased infrastructure related to corporate growth.

Operating income increased by 23.2% to $6.6 million in First Nine Months 1996 from $5.3 million in First Nine Months 1995 due to additional income from the opening of new facilities, the assumption of correctional services and expansions discussed above, offset by higher general and administrative expenses.

Income before taxes and equity loss increased by 52.5% to $8.3 million in First Nine Months 1996 from $5.5 million in First Nine Months 1995 due to an increase in interest income, which represents interest earned on the proceeds of the January 1996 stock offering, and the factors described above.

Provision for income taxes increased to $3.1 million in First Nine Months 1996 from $2.1 million in First Nine Months 1995 due to higher taxable income, offset partially by a decrease in the Corporation's effective tax rate.

Equity income of affiliates was $462,000 for First Nine Months 1996 compared to a loss of $147,000 in First Nine Months 1995. Current and prior year performance reflects the activities of Premier Prison Services, a U.K. joint venture. The increase in current year income results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in November 1995 and June 1996, and income earned from two court escort contracts that were awarded in December 1995 and commenced operations in May 1996.

Net income increased by 78.2% to $5.7 million in First Nine Months 1996 from $3.2 million in First Nine Months 1995 as a result of the factors described above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the third quarter of 1996.

                       WACKENHUT CORRECTIONS CORPORATION


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WACKENHUT CORRECTIONS CORPORATION




November 7,  1996                   /s/ John G. O'Rourke
                                    -----------------------------------------
                                    John G. O'Rourke
                                    Senior Vice President - Finance,
                                    Chief Financial Officer and Treasurer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)