Form 10-K405
period 1996-12-29
WACKENHUT CORRECTIONS CORP
filed 1997-03-28
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended December 29, 1996

                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to
                        Commission file number: 1-14260

                       WACKENHUT CORRECTIONS CORPORATION
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

               Florida                                  65-0043078
---------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida         33410-4243
------------------------------------------------------         -----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


    REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):      (561) 622-5656

===============================================================================
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          Common Stock $0.01 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


         TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------  -----------------------------------------
             None                               None


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X] No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 14, 1997, the aggregate market value of the 9,951,292 shares of Common Stock held by non-affiliates of the registrant was $174,147,610. At March 14, 1997, there were outstanding 21,951,292 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report. Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts II and IV of this Report.
                      EXHIBIT INDEX IS LOCATED ON PAGE 21

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Wackenhut Corrections Corporation is a leading developer and manager of privatized correctional and detention facilities in the United States, Puerto Rico, Canada, the United Kingdom and Australia. The Company was founded in 1984 as a division of The Wackenhut Corporation ("Parent"), a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds.

The Company offers governmental agencies a comprehensive range of correctional and detention facility management services from individual consulting projects to the integrated design, construction and management of such facilities. In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, the Company has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs. These programs include chemical dependency counseling and treatment, basic education, and job and life skills training. Additionally, the Company continuously seeks to expand into complementary services such as work release programs, youth detention services and prisoner transport services (known as court escort services in the United Kingdom). The Company believes that its experience in delivering governmental agencies high quality cost-effective correctional and detention facility management services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

As of March 14, 1997 the Company has 35 correctional and detention facilities either under contract or award with an aggregate design capacity of 24,708 beds. Of these 35 facilities, 21 are currently in operation, 12 are being developed by the Company and two are being developed by a third party. Of the facilities being developed seven are scheduled to commence operations during 1997 (two in the first quarter, one in the second quarter and four in the fourth quarter)*. In addition, at March 14, 1997, the Company had outstanding written responses to Requests for Proposal ("RFPs") for 4 projects with an aggregate design capacity of 3,528 beds.

The Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in the United Kingdom and Australia. Through its wholly-owned subsidiary, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company entered into two joint ventures to develop business opportunities in Australia. In June 1991, one of these joint ventures, Australasian Correctional Services Pty Limited ("ACS"), was selected by the New South Wales (Australia) Department of Corrective Services to design, build and manage the Junee Correctional Centre, a 600 inmate facility in Junee, New South Wales, Australia. ACS subcontracted the management of the Junee facility to another joint venture involving the Company, Australasian Correctional Management Pty Limited ("ACM"). ACM commenced management of the Junee Correctional Centre in April 1993. In April 1992, the Queensland Corrective Services Commission awarded ACM a contract to manage the Arthur Gorrie Correctional Centre, a 578 inmate facility near Brisbane, Queensland, Australia. ACM commenced management of that facility in July 1992. In May 1995, ACS was nominated as the successful tenderer for a contract by the Department of Justice of Victoria, Australia to design, build, finance, and manage a 600 inmate facility at Victoria, Australia. The Company subsequently incorporated a wholly owned subsidiary, Australasian Correctional Investment Limited ("ACI") to operate this facility under a 20 year concession agreement. Management of the facility has been contracted to ACM under a five year management arrangement and ACM has also been awarded the contract for maintenance of the facility which opens April 7, 1997*. In January 1994, WCCA purchased additional stock in both ACS and ACM from one of the other joint venture partners for a net cost of $2.5 million. As a result of this transaction, the Company now owns 100% of ACM and 50% of ACS.

In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. In July 1992, the Company formed Premier Prison Services, Ltd. ("PPS"), a corporation organized under the laws of Great Britain, as a joint venture with Serco Limited, for the management of detention facilities and prisons. PPS bid for and received the contract to manage H.M. Prison Doncaster, a 1,011 inmate correctional facility, which opened in June 1994. In February 1994, through Wackenhut Corrections (UK) Limited, the Company formed Premier Custodial Development ("PCD"), as a joint venture with a wholly-owned subsidiary of Trafalgar House Limited, for the design, construction and financing of new detention facilities and prisons. The Company expects that PCD will bid with PPS for the design, development and management of new correctional and detention facilities in the United Kingdom. In December 1995, PPS entered into two contracts to provide court escort services in the United Kingdom and intends to bid on additional contracts to perform such services elsewhere. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. In November 1996, PPS finalized a contract to manage H.M. Prison Lowdham Grange, a 500 inmate correctional facility in Nottinghamshire, England that is scheduled to open in 1998*.

Generally, the Company manages facilities owned or leased by a governmental agency. The agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the governmental agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. In some instances, the Company may be required to own and/or finance the facility. The construction of these facilities will be financed through various methods including, but not limited to the following: (i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties.

The Company was incorporated in Florida in April 1988. The Company's principal executives offices are located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243, and its telephone number is (561) 622-5656.

See the Company's Consolidated Financial Statements on 22 through 24 and Note 4 of Notes to Consolidated Financial Statements, which are included in the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996 and incorporated herein by reference, for financial information regarding domestic and international operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed in this Form 10-K contain forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including but not limited to: general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of clients served by the Company; actual future costs of operating expenses; self-insurance claims and employee wages and benefits; possible changes in ownership positions of the Company's subsidiaries; and such other risks which may be described from time to time in the Company's SEC filings. These statements are marked with an " * ".

FACILITIES

The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at March 14, 1997.


     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT                   RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM        OPTION

------------------------  ---------------  --------- ------------------- --------------  ------------------- ----------- -----------

FEDERAL GOVERNMENT
CONTRACTS

Aurora INS Processing     Construction/      300       INS Detention       Minimum/         October 1991       1 year       Four,
Center                      Management                    Facility          Medium                                         One-year
Aurora, Colorado

Queens Private            Construction/      200       INS Detention       Minimum/      1st Quarter 1997*    5 years       Four,
Correctional Facility       Management                    Facility          Medium          (Estimated)                    One-year
Queens, New York

STATE GOVERNMENT
CONTRACTS

Arkansas Women's             Design/         600        State Prison      All levels           1998*          2 years     Unlimited,
Correctional Facility     Construction/                                                     (Estimated)                    Two-year
Newport, Arkansas           Management

Arkansas Young Adult         Design/         600        State Prison       Minimum/            1998*          2 years     Unlimited,
Male Correctional         Construction/                                     Medium          (Estimated)                    Two-year
Facility Management
Newport, Arkansas

Allen Correctional          Management     1,474        State Prison        Medium/        December 1993      3 years        One,
Center                                                                      Maximum                                        Two-year
Kinder, Louisiana

Bayamon Regional             Design/         500        State Prison        Medium       1st Quarter 1997*    5 years        One,
Detention Center          Construction/                                                     (Estimated)                   Five-year
Bayamon, Puerto Rico      Consultation/
                            Management

Bridgeport Pre-Release    Construction/      520     Pre-Release Center     Minimum        September 1995     5 years        None
Center                      Management                                                                          (1)
Bridgeport, Texas

Central Texas Parole       Renovation/       623      Parole Violator     All levels       September 1993    Varies (2)   Varies (2)
Violator Facility           Management                 Facility/U.S.
San Antonio, Texas                                   Marshal Detention
                                                         Facility/
                                                     Juvenile Offender
                                                      Facility/Out of
                                                        State Prison
                                                          Inmates

Central Valley               Design/         550        State Prison        Medium       4th Quarter 1997*    10 years       None
Community Correctional    Construction/                                                     (Estimated)
Facility                    Management
McFarland, California

Charlotte County            Management      1,000       State Prison        Minimum            1998*            (3)          (3)
Correctional Facility                                                                       (Estimated)
Charlotte County, Virginia

Coke County Juvenile         Design/          96     Juvenile Offender      Medium          October 1994      2 years     Automatic,
Justice Facility          Construction/                   Facility                                                        Unlimited,
Coke County, Texas          Management                                                                                     Two-year

     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT                   RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM        OPTION

------------------------  ---------------  --------- ------------------- --------------  ------------------- ----------- -----------

Desert View Community        Design/         550        State Prison        Medium       4th Quarter 1997*    10 years       None
Correctional Facility     Construction/
Adelanto, California        Management

Golden State Community       Design/         550        State Prison        Medium       4th Quarter 1997*    10 years       None
Correctional Facility     Construction/                                                     (Estimated)
McFarland, California       Management

Guadalupe County            Management      1,200       State Prison      All levels           1998*            (3)          (3)
Correctional Facility                                                                       (Estimated)
Santa Rosa, New Mexico

Kyle New Vision           Construction/      520       State Prison/        Minimum        September 1995     5 years        None
Chemical Dependency        Management/                   In-Prison                                              (1)
Treatment Center (4)         Chemical                     Chemical
Kyle, Texas                 Dependency                   Dependency
                            Treatment                 Treatment Center

Lea County                  Management      2,200       State Prison      All levels           1998*            (3)          (3)
Correctional Facility                                                                       (Estimated)
Hobbs, New Mexico

Lockhart Renaissance         Design/         500        State Prison       Minimum/         August 1994       3 years        One,
Facility                  Construction/                                     Medium                                         Two-year
Lockhart, Texas             Management

Lockhart Work Program     Construction/      500        Work Program        Minimum        September 1995     2 years        One,
Facility                    Management                    Facility                                                         Two-year
Lockhart, Texas

Marshall County              Design/        1,000       State Prison        Medium            May 1996        5 years     Unlimited,
Correctional Facility     Construction/                                                                                    Two-year
Marshall County,            Management
Mississippi

McFarland Community       Construction/      224     Pre-Release Center    Minimum/        February 1994      4 years        None
Correctional Facility       Management                                      Medium
McFarland, California

Moore Haven                  Design/         750        State Prison        Medium           July 1995        3 years     Unlimited,
Correctional Facility     Construction/                                                                                    Two-year
Moore Haven, Florida        Management

North Texas                Renovation/       400        Intermediate        Minimum        September 1993     2 years     Unlimited,
Intermediate Sanction       Management               Sanction Facility                                                     Two-year
Facility
Fort Worth, Texas

John R. Lindsey Unit         Design/        1,000     Texas State Jail      Medium         September 1995     3 years        One,
Jack County, Texas        Consultation/                   Facility                                                         Two-year
                            Management

South Bay Correctional       Design/        1,318       State Prison        Medium/        February 1997      3 years     Unlimited,
Facility                  Construction/                                  Close Custody                                     Two-year
South Bay, Florida          Management

Travis County                Design/        1,000     Texas State Jail      Medium           March 1997      2 - 1/3      Automatic,
Community Justice         Consultation/                   Facility                                             years      Unlimited,
Center                      Management                                                                          (5)        Two-year
Travis County, Texas

Willacy County Unit          Design/        1,000     Texas State Jail      Medium          January 1996     2 - 1/2         One,
Willacy County, Texas     Consultation/                   Facility                                             years       Two-year
                            Management                                                                          (5)

     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT                   RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM        OPTION

------------------------  ---------------  --------- ------------------- --------------  ------------------- ----------- ----------
LOCAL GOVERNMENT
CONTRACTS

Broward County Work          Design/         300       Community Work        None        4th Quarter 1997 *    5 year     Unlimited,
Release Center            Construction/                Release Center                       (Estimated)                    Two-year
Broward County,             Management
Florida

Jena Juvenile Justice        Design/         276         City Jail        All levels           1998*          25 years       None
Center                    Construction/                                                     (Estimated)
Jena, Louisiana             Management

San Diego City Jail       Construction/      200     City Jail Facility     Minimum           May 1992        5 years        One,
San Diego, California       Management                                                                                    Five-year;
                                                                                                                          Successive
                                                                                                                           One-year
                                                                                                                            terms

Delaware County Prison       Design/        1,200       County Jail       All levels           1998*          3 years     Unlimited,
(6)                       Construction/                   Facility                          (Estimated)                    Two-year
Delaware County,            Management
Pennsylvania

INTERNATIONAL CONTRACTS

Arthur Gorrie               Management       578         Remand and       All levels         June 1992        7 years        None
Correctional Centre                                   Reception Center
Wacol,
Australia

Court Escort                Management        NA       Court Custody/     All levels          May 1996        7 years        One,
West Midlands Area                                    Transport-Escort                                                    Four-year
England

Court Escort                Management        NA       Court Custody/     All levels          May 1996        7 years        One,
South East Area                                       Transport-Escort                                                    Four-year
England

H.M. Prison Doncaster       Management      1,011     National Prison     All levels         June 1994        5 years       Three,
Doncaster, England                                                                                                        Three-year

Fulham Correctional          Design/         600        State Prison       Minimum/      2nd Quarter 1997*    25 years      Five,
Centre                    Consultation/                                     Medium          (Estimated)                   Three-year
Victoria, Australia         Management


H.M. Prison Lowdham         Management       500      National Prison     All levels           1998*          25 years       None
Grange                                                                                      (Estimated)
Nottinghamshire,
England

Junee Correctional        Construction/      600      National Prison       Medium           April 1993       5 years        One,
Centre                      Management                                                                                    Three-year
Junee, Australia

New Brunswick Youth          Design/         112     Province Juvenile    All levels         Fall 1997*       25 years       None
Centre                     Consultation/                  Facility                          (Estimated)
New Brunswick,              Maintenance
Canada


     (1)  Subject to termination option on August 31, 1998.
     (2) This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.
     (3)  Contract terms have yet to be negotiated.

(4) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a two-year term expiring September 30, 1997.
(5)  Expires August 31, 1998.
(6) The Company has a contract to manage and operate an existing 1,000 bed facility in Delaware County, Pennsylvania. This contract will terminate upon the completion of a new 1,200 bed facility currently being constructed by the Company. The Company will manage and operate such facility upon its completion.

The Company offers services that go beyond simply housing inmates. The Company's wide array of in-facility rehabilitative and educational programs differentiates it from many competitors who lack the experience or resources to provide such programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development ("GED") certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates' earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at fifteen of the facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association ("ACA"). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company's contracts for facilities in the United States require the Company to seek accreditation of the facility. The Company has sought and received ACA accreditation for eight of the facilities it manages and has always received ACA accreditation when sought.

Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. See "Business -- Facility Design, Construction and Finance." If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or development of the project will be entirely suspended. If the project is self-financed by the Company, then financing is in place prior to the commencement of construction. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

FACILITY MANAGEMENT CONTRACTS

The Company's customers consist of governmental agencies having responsibilities for local, state and federal correctional and detention facilities. During Fiscal 1996, 1995 and 1994, the various agencies of the State of Texas accounted for 39%, 37%, and 41%, respectively, of the Company's consolidated revenues. During Fiscal 1996, 1995 and 1994, contracts with the Louisiana Department of Public Safety and Corrections accounted for 9%, 11% and 13%, respectively, of the Company's revenues. Contracts with the New South Wales Department of Corrective Services accounted for 10%, 13% and 15% of the Company's revenues in Fiscal 1996, 1995 and 1994, respectively. Contracts with the Queensland Corrective Services Commission accounted for 11%, 13% and 13% of the Company's revenues in Fiscal 1996, 1995 and 1994. No other single customer accounted for 10% or more of the Company's total revenues for Fiscal 1996, 1995, and 1994.

Except for its contract for the San Diego City Jail facility and the facilities in the United Kingdom and Australia, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable law and is paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

The Company's facility management contracts typically have original terms ranging from one to five years and give the governmental agency at least one renewal option, generally for a term ranging from one to five years. Some of the Company's management contracts fall within the definition of "qualified management contracts" under the rules of the Internal Revenue Service. Therefore, such contracts are for one five-year term with the power to terminate for convenience at the end of three years. The Company has: (i) eight contracts expiring in 1997 (one with unlimited six-month renewal options, one with unlimited two-year renewal options, one with a single five-year renewal period, three with a single two-year renewal period, and two with no renewal option); (ii) eight contracts expiring in 1998 (two automatic unlimited two-year extensions, three with a single two-year renewal option, one with unlimited two-year renewal options, one with a single three-year renewal option, and one with no renewal option); (iii) one contract expiring in 1999 (three three-year renewal options); (iv) four expiring in 2000 (two with no renewal option and two with unlimited two-year renewal options); and (v) one
expiring in 2001 (a single five-year renewal option).   Except as described
below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms. The Company's management contract for the New York INS facility expired effective March 31, 1995, and was not renewed by the INS due to the closure of the facility. The INS subsequently awarded the Company a contract to construct and manage a New York facility called the Queens Privatized Correctional Facility. This facility will open in 1997*.

The Company's contracts typically allow a contracting governmental agency to terminate a contract for cause by giving the Company written notice ranging from 30 to 180 days. No contracts have been terminated prior to the end of the contract term. To date, the only Company contract that did not extend for the full term was for the management of the Monroe County, Florida jail. By mutual agreement of the Company and the Monroe County Board of Commissioners the contract was discontinued in 1990 on an amicable basis.

In addition, in connection with the Company's management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company's contracts typically require it to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company, through Parent, has general liability insurance coverage of $35 million per occurrence and in the aggregate. See "Business -- Insurance." In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company's management of facilities and in some instances require the Company to maintain performance bonds.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Through March 14, 1997, the Company has provided service for the design and construction of thirteen facilities and for the redesign and renovation of three facilities and has contracts to design and construct eleven new facilities. It has been the Company's experience that it typically takes 9 to 24 months to construct a facility after the contract is executed and financing approved. In addition, the Company has provided consulting services in connection with the construction of three new facilities in Texas.

The Company has consulted on and/or managed the design and construction of the following facilities: (i) Aurora INS Processing Center; (ii) McFarland Community Correctional Facility; (iii) Bridgeport Pre-Release Center; (iv) Kyle New Vision Chemical Dependency Treatment Center; (v) Junee Correctional Centre;
(vi) San Diego City Jail; (vii) Lockhart Work Program Facility; (viii) Lockhart Renaissance Facility; (ix) Moore Haven Correctional Facility; (x) Coke County Juvenile Justice Facility; (xi) South Bay Correctional Facility; (xii) Marshall County; and (xiii) the Bayamon Regional Detention Center. The Company is currently consulting on and/or managing the design and construction of the following facilities: (i) Arkansas Women's Correctional Facility, (ii) Arkansas Young Adult Correctional Facility (iii) Broward County Work Release Center (iv) Fulham Correctional Centre, (v) Queens Private Correctional Facility, (vi) Central Valley Community Correctional Facility; (vii) Desert View Community Correctional Facility, (viii) Golden State Community Correctional Facility,
(ix) H.M. Prison Lowdham Grange, (x) the new Delaware County Prison, (xi) Charlotte County and (xii) Jena Juvenile Justice Center. Both the Guadalupe County Correctional Facility and the Lea County (Hobbs) Correctional Facility will be constructed by a third party. The Company also has provided consultation and management services in connection with the redesign and renovation of the following facilities: (i) North Texas Intermediate Sanction Facility; (ii) New York INS Processing Center; and (iii) Central Texas Parole Violator Facility. Currently, the Company manages all of the facilities it has designed and constructed or redesigned and renovated with the exception of the New York INS Processing Center, which has closed. The INS subsequently awarded the Company a contract to construct and manage a New York facility called the Queens Private Correctional Facility (scheduled to open in 1997*). The Company is willing to perform consultation and management services for the design and construction or redesign and renovation of a facility regardless of whether it has been awarded the contract for the management of such facility.

Under its construction and design management contracts, the Company agrees to be responsible for overall project development and completion. The Company makes use of an in-house staff of architects and operational experts from various corrections disciplines (e.g., security, medical service, food service, inmate programs and facility maintenance) as part of the decision team that participates from conceptual design through final construction of the project. When designing a facility, the Company's architects seek to utilize, with appropriate modifications, prototype designs the Company has used in developing prior projects. The Company believes that the use of such proven designs allows it to reduce cost overruns and construction delays and to reduce the number of guards required to staff a facility, thus controlling costs both to construct and to manage the facility. Security is maintained because the Company's facility designs increase the area of vision under surveillance by guards and make use of additional electronic surveillance.

The Company typically acts as the primary developer on construction contracts for facilities and subcontracts with local general contractors. Where possible, the Company subcontracts with construction companies with which it has previously worked. The Company has an in-house team of design, construction and prison security experts that coordinate all aspects of the development with subcontractors and provide site-specific services.

The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity, or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a broker in any regard with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following:
(i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties. Of the 35 facilities managed or contracted to be managed by the Company, 30 are funded using one of the above-described financing vehicles, three are directly leased and two are owned. However, alternative financing arrangements may be required for certain facilities. A growing trend in the correctional and detention industry requires private operators to make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. By participating in such projects, private operators achieve economic benefits and tax advantages that are not typically available in connection with more traditional arrangements. While the Company generally will seek to make such direct financing arrangements on a non-recourse basis, the Company may be required to enter into certain types of recourse financing arrangements.

In connection with the award of one project, the Company has agreed to make an approximately $4.0 million equity investment in the project and to assist in the financing of the project by guaranteeing 50.1% (approximately $20.0 million) of the permanent pass-through financing. The governmental entity that has contracted for the project is the ultimate pass-through source of payments and the recourse obligations of the Company and the subsidiary through which it will hold its investment in the project are substantially limited in type and likelihood. The Company and its subsidiary have made application to restructure the pass-through financing to a non-recourse basis. The Company has structured the transaction so that the financing for the project will be repaid from funds generated by the project. In addition, to the extent that the Company elects to receive dividends from its subsidiary, it will be required to arrange for a letter of credit in favor of the subsidiary to provide security for the payment of certain possible future tax obligations of the subsidiary. The letter of credit will not be issued any earlier than the second half of 1997 and, consequently, any financing arrangements with respect to such letter of credit have not been determined. The Company does not believe that the issuance of the letter of credit will have a material impact on its liquidity or capital resources.

MARKETING

The Company views governmental agencies responsible for state correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia as its primary potential customers. The Company's secondary customers include the INS, other federal and local agencies in the United States and other foreign governmental agencies.

Governmental agencies responsible for correctional and detention facilities generally procure goods and services through RFPs. A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation; improvement or expansion of an existing facility; or the planning, design and construction of a new facility). As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the requesting agency to best determine the prospective client's distinct needs.

If the project fits within the Company's strategy, the Company then will submit a written response to the RFP. The Company estimates that it typically spends between $10,000 and $75,000 when responding to an RFP. The Company has engaged and intends in the future to engage independent consultants. Activities of the independent consultants include assisting the Company in developing privatization opportunities and in responding to RFPs, monitoring the legislative and business climate and maintaining relationships with existing clients.

There are several critical events in the marketing process. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of a contract by a governmental agency and the commencement of construction or management of a facility. The Company's experience has been that a period of approximately five to ten weeks is generally required from the issuance of an RFP to the submission of the Company's response to the RFP; that between one and four months elapse between the submission of the Company's response and the agency's award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, the Company's experience is that construction usually takes between 9 and 24 months; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency's award.

BUSINESS PROPOSALS

The Company pursues both domestic and international projects. At March 14, 1997, the Company had outstanding written responses to RFPs for 4 projects with a total of 3,528 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

Presently, the Company is named insured under a liability insurance program maintained by Parent (the "Insurance Program"). The Insurance Program includes general comprehensive liability, automobile liability and workers' compensation coverage for Parent and all of its domestic subsidiaries. The Insurance
Program consists of primary and excess insurance coverage. The primary coverage consists of up to $5 million of coverage per occurrence with no aggregate coverage limit. The excess coverage consists of up to $30 million of coverage per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business.
The premium to be paid by the Company to Parent for coverage under the Insurance Program in 1996 was approximately $3,306,000, representing premiums paid to a captive reinsurance company that is wholly owned by Parent. The Company believes that the premiums it is charged under the Insurance Program are less than those that would be charged by a third party insurer. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $2 million of costs, expenses and losses per occurrence are reinsured by a captive reinsurance company that is wholly owned by Parent.

EMPLOYEES AND EMPLOYEE TRAINING

At March 14, 1997, the Company had 4,182 full-time employees and 207 part-time employees. Of such full-time employees, 43 were employed at the Company's headquarters and 4,139 were employed at facilities. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at Junee Correctional Centre, Arthur Gorrie Correctional Centre, and Fulham Correctional Centre in Australia are members of unions. The Company has entered into a contract with the union for the correctional officers at the Junee facility, however, the Company has not entered into a contract with the other two unions. Other than the contracts described above, the Company has no union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

Under the laws applicable to most of the Company's operations, and internal Company policy, the Company's corrections officers are required to complete a minimum amount of training prior to employment. At least 160 hours of training by the Company is required under most state laws before an employee is allowed to work in a position that will bring him or her in contact with inmates. Florida law requires that the corrections officers receive 520 hours of training. The Company's training programs meet or exceed all applicable requirements.

The Company's training begins with approximately 40 hours of instruction regarding Company policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each Company employee who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

At least 222 hours of training is required for United Kingdom employees and 240 hours of training is required for Australian employees before such employees are allowed to work in positions that will bring them into contact with inmates. Company employees in the United Kingdom and Australia receive a minimum of 40 hours of additional training each year.

COMPETITION

The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, Securicor Group, U.K. Detention Services, Ltd. and United States Corrections Corporation. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the Company's business without substantial capital investment or experience in management of correctional or detention facility experience. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS


Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia and the United Kingdom.

As a result of the Company's purchase, effective January 3, 1994, of the remaining 50% of ACM, 1994 was the first year in which ACM was consolidated.

A summary of domestic and international operations is presented below:


                                1996        1995          1994
                              --------  ------------  -------------
REVENUES
Domestic operations           $108,245  $     72,852  $      60,922
International operations        29,539        26,579         23,104
Total revenues                 137,784        99,431         84,026
                              ========  ============  =============
OPERATING INCOME
Domestic operations              7,087         4,501          2,120
International operations         2,644         2,728          2,326
                              --------  ------------  -------------
Total operating income           9,731         7,229          4,446
                              ========  ============  =============
ASSETS
Domestic operations             96,872        30,641         24,020
International operations         9,939         8,199          6,313
                              --------  ------------  -------------
Total assets                  $106,811  $     38,840  $      30,333
                              ========  ============  =============

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom. The following table (in thousands) summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.



                                               1996      1995      1994
                                              -------  --------  --------
Revenues                                      $28,953  $17,705   $11,518
Net income (loss)  after adjustment for U.S.
income taxes                                    1,208     (226)     (662)
Company's share of net income (loss)              604     (113)     (331)
Assets                                        $13,682  $ 2,132   $ 3,420

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

The industry in which the Company operates is subject to national, federal, state, and local regulations in the United States, United Kingdom, Australia and Puerto Rico which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations.
The Company's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. The Company's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Commission on Alcohol and Drug Abuse to provide substance abuse treatment. Certain states, such as Florida and Texas, deem correctional officers to be peace officers and require Company personnel to be licensed and subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company's business, financial condition and results of operations.
Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from Parent. In addition, the Company leases office space for its regional offices in Austin, Texas and Baton Rouge, Louisiana, and for a local office in Fort Lauderdale, Florida.

The Company also leases the space for the following facilities it manages: (i) North Texas Intermediate Sanction Facility; (ii) Central Texas Parole Violator Facility; (iii) San Diego City Jail.

The Company owns the land and a 66,000 square foot building for the Aurora INS Processing Center that the Company manages under a contract with the U.S. Government. The Company also owns the land and a 35,000 square foot building for the McFarland Community Correctional Facility that the Company manages under a contract with the State of California.

ITEM 3. LEGAL PROCEEDINGS

On August 31, 1995, the Company was joined as an indispensable party in an action filed by the Delaware County Prison Employees Independent Union (the "Union") in the Court of Common Pleas of Delaware County, Pennsylvania. The action questions the Delaware County Board of Prison Inspectors' (the "Board") authority under a contract between the Union and the Board to award the contract to manage the existing Delaware County Prison to the Company. An adverse determination in this action could result in the loss of the Company's contract to manage the existing facility, although the Company does not believe that such a loss would have a material adverse effect on the Company. The Company does not expect that this action would have an adverse impact on the Company's new Delaware County Prison constructed by the Company. The Company has not commenced operations at the new facility.

Except for the litigation set forth above and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition. The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employee or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE COMPANY


     The executive officers of the Company are as follows:


          NAME               AGE                POSITION
          ----               ---                --------
George R. Wackenhut          77      Chairman of the Board and Director
George C. Zoley              46      Vice Chairman of the Board, Chief
                                     Executive Officer, and Director
Wayne H. Calabrese           46      President and Chief Operating Officer
John G. O'Rourke             46      Senior Vice President, Chief Financial
                                     Officer, and Treasurer
Charles R. Jones             48      Senior Vice President, Business Development
Carol M. Brown               42      Senior Vice President, Health Services
Robert W. Mianowski          46      Senior Vice President, Operations
Patricia McNair Persante     47      Senior Vice President, Contract Compliance
David N.T. Watson            31      Controller, Chief Accounting Officer, and
                                     Assistant Treasurer

     GEORGE C. ZOLEY was newly promoted as Vice Chairman of the Board in January, 1997, and has served as President and a Director of the Company since it was incorporated in 1988, and Chief Executive Officer since April, 1994.
Dr. Zoley established the correctional division for Parent in 1984 and was, and continues to be, a major factor in the company's development of its privatized correctional and detention facility business. Dr. Zoley is also a director of each of the entities through which the Company conducts its international operations. From 1981 through 1988, as manager, director, and then Vice President of Government Services of WSI, Dr. Zoley was responsible for the development of opportunities in the privatization of government services by WSI. Currently Dr. Zoley serves as a Senior Vice President of The Wackenhut Corporation. Prior to joining WSI, Dr. Zoley held various administrative and management positions for city and county governments in South Florida.

     WAYNE H. CALABRESE has served as President since January 1997, Chief Operating Officer since January 1996 and as Executive Vice President of the Company from 1994 to 1996. Mr. Calabrese is also a director of each of the entities through which the Company conducts its international operations. Mr. Calabrese served as Chief Executive Officer of Australasian Correctional Management, Pty Ltd., a subsidiary of the Company, from 1991 until he returned to the United States in 1994. Mr. Calabrese joined the Company as Vice President, Business Development in 1989, became Executive Vice President in 1994 and became Chief Operating Officer in 1996. Mr. Calabrese's prior experience in the public sector includes positions as Assistant City Law Director in Akron, Ohio; and Assistant County Prosecutor, and later, Chief of the County Bureau of Support for Summit County, Ohio. Mr. Calabrese was also Legal Counsel and Director of Development for the Akron Metropolitan Housing Authority. Prior to joining the Company, Mr. Calabrese was engaged in the private practice of law as a partner in the Akron law firm of Calabrese, Dobbins and Kepple.

     JOHN G. O'ROURKE has served as Chief Financial Officer and Treasurer of the Company since April, 1994, and has been the Senior Vice President, Finance of the Company since June, 1991. Prior to joining the Company Mr. O'Rourke spent twenty years as an officer in the United States Air Force where his most recent position was as the Strategic Division Chief in the Office of the Secretary of the Air Force, responsible for acquisitions and procurement matters for strategic bomber aircraft.

     CHARLES R. JONES was promoted to Senior Vice President, Business Development in January 1997 after serving as Vice President, Business Development since joining the Company in June 1996. Previously, Mr. Jones was a senior investment banker specializing in structured finance and privatization consulting for the corrections industry with Rauscher, Pierce, Refsnes, Inc. in Dallas Texas, where he was Chairman of the firm's Banking Advisory Counsel. From 1973 to 1980 Mr. Jones, a CPA, practiced with Peat, Marwick, Mitchell & Co. specializing in the taxation of commercial real estate and financial institutions.

     CAROL M. BROWN has served as Senior Vice President, Health Services of the Company since August, 1990. Ms. Brown is a certified specialist in correctional health care management. From 1988 until joining the Company Ms. Brown was a Consultant for medical case management and workers' compensation in South Florida for Health and Rehabilitation Management, Inc. From 1987 to 1988, Ms. Brown was Medical Manager for Metlife Healthcare of South Florida. Ms. Brown was an Administrator for health care services for Medical Personnel Pool, Inc. from 1985 to 1987 and for Upjohn Healthcare from 1981 to 1985.

     ROBERT W. MIANOWSKI has served as the Senior Vice President, Operations of the Company since May, 1990. From May, 1988, until joining the Company, Mr. Mianowski was Criminal Prosecuting Attorney for the City of Cuyahoga Falls, Ohio, Department of Law, and was in private law practice for the prior two years. Mr. Mianowski's career as practicing attorney was preceded by fourteen
(14) years in the field of law enforcement, having served as a law enforcement officer in several Ohio municipalities, and as Chief of Police of Boston Heights, Ohio, from 1984 to 1986.

     PATRICIA MCNAIR PERSANTE has served as Senior Vice President, Contract Compliance of the Company since February, 1995 and was Vice President, Contract Compliance of the Company from 1990 to February 1995. From 1988 until joining the Company, Ms. Persante was engaged in private law practice with the San Antonio law firm of Smith, Barshop, Stoffer & Millsap. From 1983 to 1988, Ms. Persante was Assistant Criminal District Attorney for Bexar County, Texas.

     DAVID N.T. WATSON has served as Controller and Assistant Treasurer of the Company since November, 1994. He now also serves as the Company's Chief Accounting Officer. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson is licensed as a certified public accountant in Florida and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.


                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Page 18 of the Company's 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA


The information required by this Item is incorporated by reference to Page 18 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to Pages 19 through 21 of the Company's 1996 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to Pages 22 through 31 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None

                                    PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included in Part I, hereto) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Report of Independent Certified Public Accounts. - This item is incorporated by reference to Page 32 of the Company's 1996 Annual Report to Shareholders.

      The following consolidated financial statements of the Company, included in the Company's Annual Report to its Shareholders for the fiscal year ended December 29, 1996, are incorporated by reference in Item 8:

      Consolidated Balance Sheets - December 29, 1996 and December 31, 1995

      Consolidated Statements of Income - Fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995.

      Consolidated Statements of Cash Flows - Fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995.

      Consolidated Statements of Shareholders' Equity - Fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995.

      Notes to Consolidated Financial Statements

      With the exception of the information incorporated by reference from the 1996 Annual Report to Shareholders in Items 5, 6, 7, 8, and 14 of Parts II and IV of this Form 10-K, the Company's 1996 Annual Reports to Shareholders is not to be deemed filed as a part of this Report.

2.          Financial Statement Schedules.

      All schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

3.          Exhibits. The following exhibits are filed as part of this Annual
      Report:




EXHIBIT
NUMBER                                                        DESCRIPTION
------                                                        -----------
3.1**         Amended and Restated Articles of Incorporation of the Company dated May 16, 1994.
3.2**         Bylaws of the Company.
10.1**        Wackenhut Corrections Corporation Stock Option Plan.
10.2**        Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3**        Form of Indemnification Agreement between the Company and its Officers and Directors.
10.4***       Wackenhut Corrections Corporation Senior Officer Retirement Plan.
10.5***       Wackenhut Corrections Corporation Director Deferral Plan.
10.6***       Wackenhut Corrections Corporation Senior Officer Incentive Plan.
10.7          Services Agreement dated as of January 3, 1994 between the Company and Parent
              (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement
              on Form S-1, as amended, Registration Number 33-79264).
10.8***       Services Agreement effective as of January 1, 1996 between the Company and Parent.
10.9          Lease Agreement effective as of January 3, 1994 between the Company and Parent
              (incorporated by reference to Exhibit  10.5 of the Company's Registration  Statement
              on Form S-1, as amended, Registration Number 33-79264)
10.10         Revolving Credit Facility Agreement dated December 12, 1994 between the Company and
              Barnett Bank of South Florida, N.A. (incorporated by reference to Exhibit 10.106 of the Company's Annual Report on Form 10-K for the Fiscal Year  ended January 1,
              1995).
13.1*         Annual Report to Shareholders for the year ended December 29, 1996, pages 18-32 (to be deemed filed only to the extent required by instructions to Exhibits for reports on Form 10-K).
21.1***       Subsidiaries of the Company.
24.1*         Powers of Attorney.

==================

*    Filed herewith.

**   Incorporated herein by reference to exhibit of the same number filed in the
Company's Registration Statement, as amended, on Form S-1 (Registration
Number 33-79264)
***Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration
Number 33-80785)
+    Management contract or compensatory plan, contract or agreement as defined in Item 402(a) (3) of Regulation S-K.

(b). Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of fiscal year 1996.

___________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WACKENHUT CORRECTIONS CORPORATION



Date: March 28, 1997          /s/ John G. O'Rourke
                              ------------------------------------------------
                              JOHN G. O'ROURKE
                              Senior Vice President - Finance, Treasurer
                              and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date: March 28, 1997          /s/ George C. Zoley
                              -------------------------------------------------
                              GEORGE C. ZOLEY
                              Vice Chairman of the Board and Chief
                              Executive Officer

                              (principal executive officer)


Date: March 28, 1997          /s/ John G. O'Rourke
                              -------------------------------------------------
                              JOHN G. O'ROURKE
                              Senior Vice President - Finance, Treasurer and
                              Chief Financial Officer

                              (principal financial officer)


Date: March 28, 1997          /s/ David N.T. Watson
                              -------------------------------------------------
                              DAVID N.T. WATSON
                              Controller, Chief Accounting Officer, and
                              Assistant Treasurer

                              (principal accounting officer)


                              /s/George R. Wackenhut
                              -------------------------------------------------
                              GEORGE R. WACKENHUT
                              Director


                              /s/ Richard R. Wackenhut
                              -------------------------------------------------
                              RICHARD R. WACKENHUT
                              Director

                                        /s/Norman A. Carlson                  *
                                        ---------------------------------------
                                        NORMAN A. CARLSON
                                        Director


                                        /s/Benjamin R. Civiletti              *
                                        ---------------------------------------
                                        BENJAMIN R. CIVILETTI
                                        Director


                                        /s/Manuel J. Justiz                   *
                                        ---------------------------------------
                                        MANUEL J. JUSTIZ
                                        Director


                                        /s/Dr. Floretta D. McKenzie           *
                                        ---------------------------------------
                                        DR. FLORETTA D. McKENZIE
                                        Director

                                        /s/John F. Ruffle                     *
                                        ---------------------------------------
                                        JOHN F. RUFFLE
                                        Director

                                        /s/Anthony P. Travisono               *
                                        ---------------------------------------
                                        ANTHONY P. TRAVISONO
                                        Director

Dated:  March 28, 1997                       *By /s/John G. O'Rourke
                                             ---------------------------------
                                             JOHN G. O'ROURKE, Attorney-in-fact

                                 EXHIBIT INDEX


EXHIBIT                                                                    PAGE
NUMBER                             DESCRIPTION                            NUMBER
-------  -------------------------------------------------------------    ------
 13.1    Pages 18-32 of the Annual Report to Shareholders for the year      22
         end December 29, 1996 (to be deemed filed only to the extent required by instructions to exhibits for reports on this form
         10-K).

 24.1    Power of Attorney for members of the Board of Directors.           38