Form 10-Q
period 1997-03-30
WACKENHUT CORRECTIONS CORP
filed 1997-05-13
CIK 923796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from          to

                         Commission file number 1-14260

                       WACKENHUT CORRECTIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Florida                                                        65-0043078
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


     4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                         33410-4243
-----------------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                                 (Zip code)

                                 (561) 622-5656
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                               Yes /X/       No / /

At May 1, 1997, 21,953,292 shares of the registrant's Common Stock were issued and outstanding.

                       WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                       MARCH 30, 1997 AND MARCH 31, 1996
                      (In thousands except per share data)
                                  (UNAUDITED)



                                                           Thirteen Weeks Ended
                                                      ------------------------------
                                                      March 30, 1997  March 31, 1996
                                                      --------------  --------------
Revenues                                                 $41,227        $29,434

Operating expenses (including amounts related
         to Parent of $1,565 and $537)                    34,400         24,556

Depreciation and amortization                              1,148            836
                                                         -------        -------

         Contribution from operations                      5,679          4,042

G&A expense (including amounts related to
         The Wackenhut Corp. of $385 and $359)             2,407          2,323
                                                         -------        -------

         Operating income                                  3,272          1,719


Interest income (including interest (expense)
         income related to The Wackenhut Corp.
         of ($50) and $100)                                  532            641
                                                         -------        -------
Income before income taxes and equity
         income of affiliate                               3,804          2,360

Provision for income taxes                                 1,469            934
                                                         -------        -------

Income before equity income of affiliate                   2,335          1,426

Equity income of affiliate, net of income tax
         provision of $154 and $26                           246             42
                                                         -------        -------

         Net income                                      $ 2,581        $ 1,468
                                                         =======        =======

Earnings per share                                       $  0.11        $  0.07
                                                         =======        =======

Weighted average shares outstanding                       22,591         20,858
                                                         =======        =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 1997 AND DECEMBER 29, 1996
                        (In thousands except share data)


                                                                End of Period
                                                          --------------------------
                                                            March 30,    December 29,
                                                              1997           1996
                                                          -----------    -----------
                                                           (UNAUDITED)
ASSETS
Current Assets:
         Cash                                              $ 31,104        $ 44,368
         Accounts receivable                                 28,160          24,879
         Other                                               10,031           6,066
                                                           --------        --------
                  Total current assets                       69,295          75,313

         Property and equipment, net                         20,821          18,975
         Investments in and advances to affiliates            2,998           1,810
         Deferred charges, net                               10,371           7,522
         Unamortized cost in excess of net assets
            of acquired companies, net                        2,121           2,224
         Other                                                5,300             967
                                                           --------        --------
                                                           $110,906        $106,811
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                  $  5,213        $  4,020
         Accrued payroll and related taxes                    3,981           4,558
         Accrued expenses                                     2,894           3,717
         Deferred tax liability, net                          1,183             876
         Current portion of long-term debt                       12              12
                                                           --------        --------
                  Total current liabilities                  13,283          13,183
                                                           --------        --------


Deferred income taxes, net                                    6,725           5,434
                                                           --------        --------

Long-term debt                                                  223             225
                                                           --------        --------

Shareholders' equity:
         Preferred stock, $.01 par value,
             10,000,000 shares authorized                      --              --
         Common stock, $.01 par value,
             30,000,000 shares authorized,
             21,951,292 and 21,937,992 shares
             issued and outstanding                             220             219
         Additional paid-in capital                          73,183          72,986
         Retained earnings                                   16,929          14,348
         Cumulative translation adjustment                      343             416
                                                           --------        --------
                  Total shareholders' equity                 90,675          87,969
                                                           --------        --------
                                                           $110,906        $106,811
                                                           ========        ========





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                       MARCH 30, 1997 AND March 31, 1996
                                 (In thousands)

                                  (UNAUDITED)



                                                                          Thirteen Weeks Ended
                                                                    -------------------------------
                                                                    March 30, 1997   March 31, 1996
                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                    $ 2,581          $ 1,468
         Adjustments to reconcile net income to net cash (used in)
         provided by operating activities--
                  Depreciation  and amortization expense                 1,148              836
                  Equity income of affiliates                             (400)             (42)
         Changes in assets and liabilities --
           (Increase) decrease in assets:
                  Accounts receivable                                   (3,321)             191
                  Deferred income taxes, net--current                      307               (2)
                  Other current assets                                  (3,922)            (424)
                  Other assets                                          (4,284)             236
            Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                    457             (226)
                  Accrued payroll and related taxes                       (561)             (17)
                  Deferred income taxes, net -- noncurrent               1,291              793
                                                                       -------          -------
           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (6,704)           2,813
                                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investments in affiliates                                        (788)             --
         Capital expenditures                                           (2,557)            (658)
         Deferred charge expenditures                                   (3,336)            (848)
                                                                       -------          -------
           NET CASH USED IN INVESTING ACTIVITIES                        (6,681)          (1,506)
                                                                       -------          -------




                                  (Continued)



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                       MARCH 30, 1997 AND MARCH 31, 1996
                                 (In thousands)
                                  (UNAUDITED)

                                  (Continued)



                                                                      Thirteen Weeks Ended
                                                                 ------------------------------
                                                                 March 30, 1997  March 31, 1996
                                                                 --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from issuance of common stock                $   --          $ 51,776
         Proceeds from exercise of stock options                        136             105
         Retirement of debt                                              (2)             (2)
         Advances from The Wackenhut Corporation                     15,725          22,638
         Repayments to The Wackenhut Corporation                    (15,725)        (22,638)
                                                                   --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                    134          51,879
                                                                   --------        --------

Effect of exchange rate changes on cash                                 (13)            155
Net (decrease) increase in cash                                     (13,264)         53,341
Cash, beginning of period                                            44,368             909
                                                                   --------        --------
CASH, END OF PERIOD                                                $ 31,104        $ 54,250
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES:

           Impact on equity from tax benefit related to the
           exercise of options issued under the company's non-
           qualified stock option plan                             $   --          $    162
                                                                   ========        ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 for the fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.       EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

The basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended March 31, 1996 do not differ from the primary earnings per share reported on the consolidated statements of income. The basic and diluted earnings per share computed according to SFAS No. 128 for the quarter ended March 30, 1997 are $0.12 and $0.11, respectively.

3.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:



                                                       Thirteen Weeks Ended
                                                March 30, 1997      March 31, 1996
                                                --------------      --------------
                                                          (in thousands)
REVENUES
       Domestic operations                        $ 33,596             $ 22,277
       International operations                      7,631                7,157
                                                  --------             --------
         Total revenues                           $ 41,227             $ 29,434
                                                  ========             ========

OPERATING INCOME
    Domestic operations                           $  2,232             $    901
    International operations                         1,040                  818
                                                  --------             --------
         Total operating income                   $  3,272             $  1,719
                                                  ========             ========

 IDENTIFIABLE ASSETS                            March 30, 1997     December 29, 1996
                                                           (in thousands)

      Domestic operations                         $ 95,814             $ 96,872
      International operations                      15,092                9,939
                                                  --------             --------
         Total identifiable assets                $110,906             $106,811
                                                  ========             ========


                       WACKENHUT CORRECTIONS CORPORATION

4.       SUBSEQUENT EVENT

On April 24, 1997, Wackenhut Corrections announced the formation of a wholly owned subsidiary, Atlantic Shores Healthcare, Inc. and an agreement to purchase a private hospital in Fort Lauderdale, Florida as the initial operating unit for the new subsidiary.

The purchase of the Coral Ridge Psychiatric Hospital is expected to be completed before the end of the Second Quarter 1997. The hospital will be renamed Atlantic Shores Hospital.

                       WACKENHUT CORRECTIONS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, filed with the Securities and Exchange Commission on March 28, 1997, for further discussion and analysis of information pertaining to the Corporation's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996:

Revenues increased by 40.1% to $41.2 million in the thirteen weeks ended March 30, 1997 ("First Quarter 1997") from $29.4 million in the thirteen weeks ended March 31, 1996 ("First Quarter 1996"). The increase in revenues in First Quarter 1997 compared to First Quarter 1996 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996, and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), the assumption of operational responsibility for an existing facility (Delaware County Prison, Delaware County, Pennsylvania in April 1996) and the opening of five facilities in the First Quarter of 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997, Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997, Queens Private Correctional Facility, Queens, New York in March 1997 and Fulham Correctional Center, Victoria, Australia in March 1997).

The number of compensated resident days in domestic facilities increased 51.3% to 963,788 in First Quarter 1997 from 636,821 in First Quarter 1996. Compensated resident days in Australian facilities decreased to 107,198 from 111,748 for the comparable periods. As a result of the increase in compensated resident days, the average facility occupancy in domestic facilities increased to 97.4% of capacity in First Quarter 1997 compared to 96.3% in the same period in First Quarter 1996.

Operating expenses increased by 40.1% to $34.4 million in First Quarter 1997 compared to $24.6 million in First Quarter 1996. This increase primarily reflected the eight facilities that were opened in 1996 and 1997, as described above.

Depreciation and amortization increased by 37.3% to $1.1 million in First Quarter 1997 from $836,000 in First Quarter 1996. This increase is primarily attributable to the increase in deferred charge amortization resulting from the opening of the three facilities in 1996.

Contribution from operations increased 40.5% to $5.7 million in First Quarter 1997 from $4.0 million in First Quarter 1996 due primarily to the opening of two facilities in the first half of 1996, the opening of the South Bay Correctional Facility in February 1997, and improved occupancy at the Central Texas Parole Violator Facility in San Antonio, Texas.

                       WACKENHUT CORRECTIONS CORPORATION

General and administrative expenses increased by 3.6% to $2.4 million in First Quarter 1997 from $2.3 million in First Quarter 1996. As a percentage of revenues general and administrative expenses decreased to 5.8% in the First Quarter 1997 from 7.9% in the First Quarter 1996.

Operating income increased by 90.3% to $3.3 million in First Quarter 1997 from $1.7 million in First Quarter 1996. As described above, the opening of four facilities and improved occupancy at the Central Texas Parole Violator Facility were the principal factors contributing to the increase in operating income during First Quarter 1997.

Income before taxes and equity income of affiliate increased by 61.2% to $3.8 million in First Quarter 1997 from $2.4 million in First Quarter 1996 due to the factors described above.

Provision for income taxes increased to $1.5 million in First Quarter 1997 from $934,000 in First Quarter 1996 due to higher taxable income.

Equity income of affiliates was $246,000 in First Quarter 1997 compared to $42,000 in First Quarter 1996. Current and prior year performance reflects the activities of Premier Prison Services, the UK joint venture. Current year income results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in 1996 and one expansion during the First Quarter of 1997 and income earned from two court escort contracts that commenced operations in May 1996.

Net income increased by 75.8% to $2.6 million in First Quarter 1997 from $1.5 million in First Quarter 1996 as a result of the factors described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Not Applicable

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -
      27....... Financial Data Schedule (for S.E.C. use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the first quarter of the fiscal year ending December 28, 1997.

                       WACKENHUT CORRECTIONS CORPORATION




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WACKENHUT CORRECTIONS CORPORATION





May 14, 1997                        /s/ John G. O'Rourke
                                    --------------------------------------------
                                    John G. O'Rourke
                                    Senior Vice President - Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)