Form 10-Q
period 1997-06-29
WACKENHUT CORRECTIONS CORP
filed 1997-08-12
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                      For the transition period from        to

                         COMMISSION FILE NUMBER 1-14260


                        WACKENHUT CORRECTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                                             65-0043078
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                33410-4243
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (561) 622-5656
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

At August 1, 1997, 21,984,142 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        THIRTEEN WEEKS ENDED
                                                          -------------------------------------------------

                                                              JUNE 29, 1997              JUNE 30, 1996
                                                          -----------------------    ----------------------


Revenues                                                  $           51,509           $         33,416

Operating expenses (including amounts related
         to Parent of $1,496 and $949)                                43,166                     28,660

Depreciation and amortization                                          1,510                        770
                                                          -----------------------    ----------------------

         Contribution from operations                                  6,833                      3,986

G&A expense (including amounts related to
         Parent of $387 and $357)                                      3,044                      2,073
                                                          -----------------------    ----------------------

         Operating income                                              3,789                      1,913

Interest income (including amounts
         related to Parent of ($42) and $0)                              286                        656
                                                          -----------------------    ----------------------

Income before income taxes and equity
         income of affiliate                                           4,075                      2,569

Provision for income taxes                                             1,603                        895
                                                          -----------------------    ----------------------

Income before equity income of affiliate                               2,472                      1,674

Equity income of affiliate, net of income tax
provision of $157 and $88                                                251                        140
                                                          -----------------------    ----------------------

         Net income                                            $       2,723              $       1,814
                                                          =======================    ======================

Earnings per share                                             $        0.12              $        0.08
                                                          =======================    ======================

Weighted average shares outstanding                                   22,634                     22,676
                                                          =======================    ======================






The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       TWENTY-SIX WEEKS ENDED
                                                          ---------------------------------------------

                                                              JUNE 29, 1997              JUNE 30, 1996
                                                          -----------------------    ----------------------


Revenues                                                       $      92,736              $      62,850

Operating expenses (including amounts related
         to Parent of $2,727 and $1,604)                              77,566                     53,216

Depreciation and amortization                                          2,658                      1,606
                                                          -----------------------    ----------------------

         Contribution from operations                                 12,512                      8,028

G&A expense (including amounts related to
         Parent of $775 and $716)                                      5,451                      4,396
                                                          -----------------------    ----------------------

         Operating income                                              7,061                      3,632

Interest income (including amounts related to Parent of
($108) and $109)                                                         818                      1,297
                                                          -----------------------    -----------------------

Income before income taxes and equity
         income of affiliate                                           7,879                      4,929

Provision for income taxes                                             3,072                      1,829
                                                          -----------------------    ----------------------

Income before equity income of affiliate                               4,807                      3,100

Equity income of affiliate, net of income tax
provision of $311 and $114                                               497                        182
                                                          -----------------------    ----------------------

         Net income                                            $       5,304              $       3,282
                                                          =======================    ======================

Earnings per share                                             $        0.23              $        0.15
                                                          =======================    ======================

Weighted average shares outstanding                                   22,613                     21,767
                                                          =======================    ======================






The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 29, 1997 AND DECEMBER 29, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  JUNE 29, 1997             DECEMBER 29, 1996
                                                              -----------------------    ------------------------
                                                                   (UNAUDITED)

ASSETS
Current Assets:
         Cash                                                     $        25,612            $       44,368
         Accounts receivable (net)                                         32,945                    24,879
         Other                                                              7,142                     6,066
                                                              -----------------------    ------------------------
                  Total current assets                                     65,699                    75,313

         Property and equipment, net                                       28,999                    18,975
         Investments in and advances to affiliates                          4,812                     1,810
         Deferred charges, net                                             10,814                     7,522
         Unamortized cost in excess of net assets
            of acquired companies, net                                      1,955                     2,224
         Other                                                              5,025                       967
                                                              -----------------------    ------------------------
                                                                  $       117,304            $      106,811
                                                              =======================    ========================

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
         Accounts payable                                         $         4,622            $        4,020
         Accrued payroll and related taxes                                  5,629                     4,558
         Accrued expenses                                                   3,967                     3,717
         Current portion of long-term debt                                     12                        12
         Deferred income tax liability, net                                 1,162                       876
                                                              -----------------------    ------------------------
                  Total current liabilities                                15,392                    13,183
                                                              -----------------------    ------------------------


Deferred income taxes, net                                                  8,497                     5,434
                                                              -----------------------    ------------------------

Long-term debt                                                                361                       225
                                                              -----------------------    ------------------------

Shareholders' equity:
         Preferred stock, $.01 par value,
                  10,000,000 shares authorized                                ---                       ---
         Common stock, $.01 par value,
                  30,000,000 shares authorized,
                  21,969,272 and 21,937,992 shares
                  issued and outstanding                                      220                       219
         Additional paid-in capital                                        73,397                    72,986
         Retained earnings                                                 19,652                    14,348
         Cumulative translation adjustment                                   (215)                      416
                                                              -----------------------    ------------------------
                  Total shareholders' equity                               93,054                    87,969
                                                              =======================    ========================
                                                                  $       117,304            $      106,811
                                                              =======================    ========================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      TWENTY-SIX WEEKS ENDED
                                                                           ---------------------------------------------------

                                                                               JUNE 29, 1997               JUNE 30, 1996
                                                                           ------------------------    -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                          $          5,304                 $ 3,282
         Adjustments to reconcile net income to net cash
         provided by operating activities--
                  Depreciation  and amortization expense                                2,658                   1,606
                  Equity income of affiliates                                            (809)                   (296)
         Changes in assets and liabilities -- (Increase) decrease in assets:
                  Accounts receivable                                                  (8,245)                 (3,175)
                  Deferred income tax asset - current                                     ---                      51
                  Other current assets                                                 (1,112)                   (890)
                  Other assets                                                            399                      99
            Increase (decrease) in liabilities:

                  Accounts payable and accrued expenses                                 1,052                    (294)
                  Accrued payroll and related taxes                                     1,153                     763
                  Deferred income tax liability - current                                 286                      63
                  Deferred income taxes - non-current                                   3,063                   1,343
                                                                           ------------------------    -----------------------
           NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             $            3,749          $        2,552
                                                                           ------------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investments in affiliates                                                     (2,193)                   ---
         Capital expenditures                                                         (11,764)                (1,107)
         Deferred charge expenditures                                                  (8,789)                (1,648)
                                                                           ------------------------    -----------------------
           NET CASH USED IN INVESTING ACTIVITIES                           $          (22,746)         $      (2,755)
                                                                           ------------------------    -----------------------







                                   (Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                   (Continued)


                                                                                          TWENTY-SIX WEEKS ENDED

                                                                             -----------------------------------------------

                                                                                JUNE 29, 1997             JUNE 30, 1996
                                                                             ---------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from issuance of common stock                          $             ---        $          51,606
         Proceeds from exercise of stock options                                           350                      320
         Retirement of debt                                                                 (6)                    (779)
         Proceeds from debt                                                                147                      ---
         Advances from Parent                                                           22,777                   45,124
         Repayments to Parent                                                          (22,777)                 (45,124)
                                                                             ---------------------    ----------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         $             491         $         51,147
                                                                             ---------------------    ----------------------

Effect of exchange rate changes on cash                                                   (250)                     162
Net (decrease) increase in cash                                                        (18,756)                  51,106
Cash, beginning of period                                                               44,368                      909
                                                                             ---------------------    ----------------------
CASH, END OF PERIOD                                                          $          25,612         $         52,015
                                                                             =====================    ======================

SUPPLEMENTAL DISCLOSURES:
           Impact on equity from tax benefit related to the
           exercise of options issued under the company's non-
           qualified stock option plan                                       $             ---         $            636
                                                                             =====================    ======================




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

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

The basic and diluted earnings per share computed according to SFAS No. 128 are as follows:



                                                         PRO-FORMA
                                                    THIRTEEN WEEKS ENDED
                                                    --------------------
                                           JUNE 29, 1997          JUNE 30, 1996
                                           -------------          -------------

    Basic earnings per share               $    0.12              $   0.08
    Diluted earnings per share                  0.12                  0.08


                                                          PRO-FORMA
                                                    TWENTY-SIX WEEKS ENDED
                                                    ----------------------
                                           JUNE 29, 1997          JUNE 30, 1996
                                           -------------          -------------

    Basic earnings per share               $    0.24              $   0.16
    Diluted earnings per share                  0.23                  0.15

                        WACKENHUT CORRECTIONS CORPORATION

3.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:


                                                                  TWENTY-SIX WEEKS ENDED
                                                          JUNE 29, 1997               JUNE 30, 1996
                                                      -----------------------     -----------------------
                                                                        (in thousands)

REVENUES
       Domestic operations                                 $      74,781               $      48,218
       International operations                                   17,955                      14,632
                                                      -----------------------     -----------------------
           Total revenues                                  $      92,736               $      62,850
                                                      =======================     =======================

OPERATING INCOME
       Domestic operations                                 $       5,014               $       2,203
       International operations                                    2,047                       1,429
                                                      -----------------------     -----------------------
           Total operating income                          $       7,061               $       3,632
                                                      =======================     =======================


                                                          JUNE 29, 1997             DECEMBER 29, 1996
                                                      -----------------------     -----------------------
                                                                        (in thousands)

IDENTIFIABLE ASSETS
       Domestic operations                                 $      99,850               $      96,872
       International operations                                   17,454                       9,938
                                                      -----------------------     -----------------------
            Total identifiable assets                      $     117,304               $     106,811
                                                      =======================     =======================



4.       FINANCING INSTRUMENTS

In June 1997, the Company entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of August 1, 1997, no amounts were outstanding under this facility.

In June 1997, the Company also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of August 1, 1997, approximately $16 million of properties were under development.

5.       SUBSEQUENT EVENT

On July 18, 1997, Atlantic Shores Healthcare, Inc. a wholly-owned subsidiary of Wackenhut Corrections Corporation, completed the purchase of an 86-bed psychiatric hospital in Fort Lauderdale, Florida for $6 million. The hospital has been renamed Atlantic Shores Hospital.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

In June 1997, the Company entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of August 1, 1997, no amounts were outstanding under this facility.

In June 1997, the Company also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of August 1, 1997, approximately $16 million of properties were under development.

In June 1997, the Company also purchased the Queens Private Correctional Facility, a 66,000 square foot building currently being used by the Company as a 200-bed federal detention facility, for $6.6 million. The Company also invested another $5.5 million to renovate the building.

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

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 29, 1997 AND THIRTEEN WEEKS ENDED JUNE 30, 1996:

Revenues increased by 54.1% to $51.5 million in the thirteen weeks ended June 29, 1997 ("Second Quarter 1997") from $33.4 million in the thirteen weeks ended June 30, 1996 ("Second Quarter 1996"). The increase in revenues in Second Quarter 1997 compared to Second Quarter 1996 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996, and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), the opening of five facilities in the First Quarter of 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997, Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997, Queens Private Correctional Facility, Queens, New York in March 1997 and Fulham Correctional Center, Victoria, Australia in March 1997) and improved occupancy at the Central Texas Parole Violator Facility in San Antonio, Texas.

                        WACKENHUT CORRECTIONS CORPORATION

The number of compensated resident days in domestic facilities increased to 1,141,607 in Second Quarter 1997 from 752,474 in Second Quarter 1996. In addition, compensated resident days in the Company's Australian facilities increased to 142,840 from 111,748 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 96.4% of capacity in Second Quarter 1997 compared to 95.2% in the same period in Second Quarter 1996.

Operating expenses increased by 50.6% to $43.2 million in Second Quarter 1996 compared to $28.7 million in Second Quarter 1996. The increase primarily reflected the seven facilities that opened in 1996 and 1997, as described above.

Depreciation and amortization increased by 96.1% to $1.5 million in Second Quarter 1997 from $770,000 in Second Quarter 1996. This increase is due to deferred charge amortization attributable to the new facilities and depreciation associated with the purchase of two facilities.

Contribution from operations increased 71.4% to $6.8 million in Second Quarter 1997 from $4.0 million in Second Quarter 1996 due primarily to the opening of the South Bay Correctional Facility in February 1997, the openings of the Queens Private Correctional Facility, Travis County Community Justice Center and Fulham Correctional Center in March 1997, improved occupancy at the Central Texas Parole Violator Facility, and a full six months of operating results at the Marshall County Correctional Facility which opened in June 1996.

General and administrative expenses increased 46.8% to $3.0 million in Second Quarter 1997 from $2.1 million in Second Quarter 1996. This increase is primarily attributable to increased business development activities in response to additional interest in the Company's services.

Operating income increased by 98.1% to $3.8 million in Second Quarter 1997 from $1.9 million in Second Quarter 1996. As described above, the opening of four facilities and improved occupancy at the Central Texas Parole Violator Facility were the principal factors contributing to the increase in operating income during Second Quarter 1997.

Income before taxes and equity income of affiliate increased by 58.6% to $4.1 million in Second Quarter 1997 from $2.6 million in Second Quarter 1996 due to the factors described above, offset by lower interest income since the Company has deployed cash to strategic opportunities.

Provision for income taxes increased to $1.6 million in Second Quarter 1997 from $895,000 in Second Quarter 1996 due to higher taxable income, and a higher effective tax rate.

Equity income of affiliates increased by 79.39% to $251,000 in Second Quarter 1997 from $140,000 in Second Quarter 1996. This increase is due to two expansions at the H.M. Prison Doncaster (Doncaster, England) in June 1996 and March 1997, and income earned from two court escort contracts that commenced operations in May 1996.

Net income increased by 50.1% to $2.7 million in Second Quarter 1997 from $1.8 million in Second Quarter 1996 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION


COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 27, 1997 AND TWENTY-SIX WEEKS ENDED JUNE 30, 1996:

Revenues increased by 47.6% to $92.7 million in the twenty-six weeks ended June 29, 1997 ("First Half 1997") from $62.9 million in the twenty-six weeks ended June 30, 1996 ("First Half 1996"). The increase in revenues in First Half 1997 compared to First Half 1996 is primarily attributable to increased compensated resident days resulting from the opening of two facilities in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996, and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), the assumption of operational responsibility for an existing facility (Delaware County Prison, Delaware County, Pennsylvania in April 1996), the opening of five facilities in the First Quarter of 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997, Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997, Queens Private Correctional Facility, Queens, New York in March 1997 and Fulham Correctional Center, Victoria,Australia in March 1997) and improved occupancy at the Central Texas Parole Violator Facility in San Antonio, Texas.

The number of compensated resident days in domestic facilities increased to 2,105,395 in First Half 1997 from 1,389,295 in First Half 1996. In addition, compensated resident days in Australian facilities increased to 250,038 from 223,496 for the comparable periods. As a result of the increase in compensated resident days, average facility occupancy in domestic facilities increased to 96.9% of capacity in First Half of 1997 compared to 95.7% in First Half of 1996.

Operating expenses increased by 45.8% to $77.6 million in First Half 1997 compared to $53.2 million in First Half 1996. This increase primarily reflected the eight facilities that opened in 1996 and 1997, as described above.

Depreciation and amortization increased by 65.5% to $2.7 million in the First Half 1997 from $1.6 million in the First Half 1996. This increase is due to deferred charge amortization attributable to the new facilities and depreciation associated with the purchase of two facilities.

Contributions from operations increased by 55.9% to $12.5 million in First Half 1997 from $8.0 million in First Half 1996 due primarily to the opening of the South Bay Correctional Facility in February 1997, the openings of the Queens Private Correctional Facility, Travis County Community Justice Center and Fulham Correctional Center in March 1997, improved occupancy at the Central Texas Parole Violator Facility, and a full six months of operating results at the Marshall County Correctional Facility which opened in June 1996.

General and administrative expenses increased by 24% to $5.5 million in First Half 1997 from $4.4 million in First Half 1996. This increase is primarily attributable to increased business development activities in response to additional interest in the Company's services.

Operating income increased by 94.4% to $7.1 million in First Half 1997 from $3.6 million in First Half 1996. As described above, the opening of four facilities and improved occupancy at the Central Texas Parole Violator Facility were the principal factors contributing to the increase in operating income during Second Quarter 1997.

                        WACKENHUT CORRECTIONS CORPORATION

Income before taxes and equity loss increased by 59.9% to $7.9 million in First Half 1997 from $4.9 million in First Half 1996 due to the factors described above, offset by lower interest income since the Company has deployed cash to strategic opportunities.

Provision for income taxes increased to $3.1 million in First Half 1997 from $1.8 million in First Half 1996 due to higher taxable income, and an increase in the Company's effective tax rate.

Equity income of affiliates increased 173% to $497,000 for First Half 1997 from $182,000 in First Half 1996. The current year increase results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in June 1996 and March 1997, and income earned from two court escort contracts that commenced operations in May 1996.

Net income increased by 61.6% to $5.3 million in First Half 1997 from $3.3 million in First Half 1996 as a result of the factors described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Not Applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 24, 1997 in Palm Beach Gardens, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

                                   VOTES FOR         VOTES WITHHELD

Norman A. Carlson                 20,881,163            46,191
Benjamin R. Civiletti             20,847,433            79,921
Manuel J. Justiz                  20,877,433            49,921
Floretta McKenzie                 20,876,613            50,741
John Ruffle                       20,880,233            47,121
Anthony P. Travisono              20,879,813            47,541
George R. Wackenhut               20,879,063            48,291
Richard R. Wackenhut              20,881,883            45,471
George C. Zoley                   20,881,933            45,421

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Corporation for the fiscal year 1997. The tabulation of the votes on this matter was as follows:

          For: 20,874,560        Against: 17,970         Abstain: 34,824

ITEM 5.  OTHER INFORMATION

Not applicable.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed as part of this quarterly report.

    Exhibit
    No.                                  Description

       4.1 Credit Agreement, dated as of June 19, 1997, by and among Wackenhut Corrections Corporation, as Borrower, NationsBank National Association, as Agent and as Lender, ScotiaBanc Inc. and Barnett Bank, N.A., as Co-Agents and as Lenders, and the Lenders Party thereto from time to time.

       4.2 Participation Agreement, dated as of June 19, 1997, among Wackenhut Corrections Corporation, as Construction Agent and as Lessee, First Security Bank, National Association, as Owner Trustee under the Wackenhut Corrections Trust 1997-1, the Various Banks and Other Lending Institutions which are Parties thereto from time to time, as Holders, the Various Banks and Other Lending Institutions which are parties thereto from time to time, as the Lenders, and NationsBank, National Association, as Administrative Agent for the Lenders.

       4.3 Credit Agreement, dated as of June 19, 1997, among First Security Bank, National Association, as Owner Trustee for Wackenhut Corrections Trust 1997, as Borrower, the Several Lenders from time to time parties thereto, and NationsBank, National Association, as Administrative Agent.

       4.4 Second Amended and Restated Trust Agreement (Wackenhut Corrections Trust 1997-1), dated as of June 19, 1997, among NationsBank, National Association, and the other financial institutions parties thereto, as Holders, and First Security Bank, National Association, as Owner Trustee.

       4.5 Security Agreement, dated as of June 19, 1997, between First Security Bank, National Association, as Owner Trustee under the Wackenhut Corrections Trust 1997-1, and NationsBank, National Association, as Agent for the Lenders and Holders.

       4.6 Lease Agreement dated as of June 19, 1997, between First Security Bank, National Association, as Owner Trustee under the Wackenhut Corrections Trust 1997-1, as Lessor, and Wackenhut Corrections Corporation, as Lessee.

       4.7 Agency Agreement, date as of June 19, 1997, between Wackenhut Corrections Corporation, as Construction Agent, and First Security Bank National Association, as Owner Trustee under the Wackenhut Corrections Trust 1997-1, as Lessor.

       4.8 Guaranty Agreement (Series A Obligations), dated as of June 19, 1997, by and among Wackenhut Corrections Corporation, as guarantor to NationsBank, National Association, as Administrative Agent.

      27            Financial Data Schedule (for S.E.C. use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the first half of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




August 11,  1997              /s/ John G. O'Rourke
                              --------------------------------
                              John G. O'Rourke
                              Senior Vice President - Finance, Chief Financial
                              Officer and Treasurer
                              (Duly Authorized Officer and Principal Financial
                              Officer)