Form 10-Q
period 1997-09-28
WACKENHUT CORRECTIONS CORP
filed 1997-11-12
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 28, 1997

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from            to
                                                       ----------    -----------

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

                               Yes [X]   No [ ]

At November 3, 1997, 22,155,542 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THIRTEEN WEEKS ENDED
                                                          --------------------------------------------------
                                                            SEPTEMBER 28, 1997        SEPTEMBER 29, 1996
                                                          -----------------------    ----------------------

Revenues                                                  $           55,104          $          36,785

Operating expenses (including amounts related to
         The Wackenhut Corporation ("Parent")
         of $803 and $1,018)                                          45,594                     30,837

Depreciation and amortization                                          1,947                        948
                                                          -----------------------    ----------------------

         Contribution from operations                                  7,563                      5,000

G&A expense (including amounts related to
         Parent of $396 and $358)                                      2,762                      2,061
                                                          -----------------------    ----------------------

         Operating income                                              4,801                      2,939

Interest income (including amounts
         related to Parent of $42 and ($118))                            128                        455
                                                          -----------------------    ----------------------

Income before income taxes and equity
         income of affiliate                                           4,929                      3,394

Provision for income taxes                                             1,923                      1,263
                                                          -----------------------    ----------------------

Income before equity income of affiliate                               3,006                      2,131

Equity income of affiliate, net of income tax
provision of $123 and $175                                               182                        280
                                                          -----------------------    ----------------------

         Net income                                       $            3,188         $            2,411
                                                          =======================    ======================

Earnings per share                                        $             0.14         $             0.11
                                                          =======================    ======================

Weighted average shares outstanding                                   22,771                     22,642
                                                          =======================    ======================






   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THIRTY-NINE WEEKS ENDED
                                                          -------------------------------------------------
                                                            SEPTEMBER 28, 1997        SEPTEMBER 29, 1996
                                                          -----------------------    ----------------------

Revenues                                                       $     147,840              $      99,635

Operating expenses (including amounts related
         to Parent of $3,531 and $2,623)                             123,160                     84,053

Depreciation and amortization                                          4,605                      2,554
                                                          -----------------------    ----------------------

         Contribution from operations                                 20,075                     13,028

G&A expense (including amounts related to
         Parent of $1,167 and $1,074)                                  8,213                      6,457
                                                          -----------------------    ----------------------

         Operating income                                             11,862                      6,571

Interest income (including amounts related
         to Parent of ($50) and ($9))                                    946                      1,752
                                                          -----------------------    ----------------------

Income before income taxes and equity
         income of affiliate                                          12,808                      8,323

Provision for income taxes                                             4,995                      3,092
                                                          -----------------------    ----------------------

Income before equity income of affiliate                               7,813                      5,231

Equity income of affiliate, net of income tax
         provision of $434 and $289                                      679                        462
                                                          -----------------------    ----------------------

         Net income                                            $       8,492              $       5,693
                                                          =======================    ======================

Earnings per share                                             $        0.37              $        0.26
                                                          =======================    ======================

Weighted average shares outstanding                                   22,666                     22,058
                                                          =======================    ======================






The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1997 AND DECEMBER 29, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                SEPTEMBER 28, 1997          DECEMBER 29, 1996
                                                              -----------------------    ------------------------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
         Cash                                                     $        24,889            $       44,368
         Accounts receivable, net                                          32,803                    24,879
         Other                                                              7,363                     6,066
                                                              -----------------------    ------------------------
                  Total current assets                                     65,055                    75,313

         Property and equipment, net                                       34,474                    18,975
         Investments in and advances to affiliates                          5,767                     1,810
         Deferred charges, net                                             11,170                     7,522
         Unamortized cost in excess of net assets
            of acquired companies, net                                      1,816                     2,224
         Other                                                              5,867                       967
                                                              -----------------------    ------------------------
                                                                  $       124,149            $      106,811
                                                              =======================    ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                         $         4,363            $        4,020
         Accrued payroll and related taxes                                  4,515                     4,558
         Accrued expenses                                                   6,404                     3,717
         Current portion of long-term debt                                     12                        12
         Deferred income tax liability, net                                 1,095                       876
                                                              -----------------------    ------------------------
                  Total current liabilities                                16,389                    13,183
                                                              -----------------------    ------------------------

Deferred income taxes, net                                                 10,437                     5,434
                                                              -----------------------    ------------------------

Long-term debt                                                                405                       225
                                                              -----------------------    ------------------------

Shareholders' equity:
         Preferred stock, $.01 par value,
                  10,000,000 shares authorized                                ---                       ---
         Common stock, $.01 par value,
                  30,000,000 shares authorized,
                  22,066,644 and 21,937,992 shares
                  issued and outstanding                                      221                       219
         Additional paid-in capital                                        74,057                    72,986
         Retained earnings                                                 22,840                    14,348
         Cumulative translation adjustment                                   (200)                      416
                                                              -----------------------    ------------------------
                  Total shareholders' equity                               96,918                    87,969
                                                              -----------------------    ------------------------
                                                                  $       124,149            $      106,811
                                                              =======================    ========================

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THIRTY-NINE WEEKS ENDED

                                                                           ----------------------------------------------
                                                                             SEPTEMBER 28, 1997          SEPTEMBER 29, 1996
                                                                           ------------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                          $          8,492          $           5,693
         Adjustments to reconcile net income to net cash
         provided by operating activities--
                  Depreciation and amortization expense                                 4,605                      2,554
                  Equity income of affiliates                                          (1,113)                      (751)
         Changes in assets and liabilities --
            (Increase) decrease in assets:
                  Accounts receivable                                                  (8,208)                    (4,850)
                  Other current assets                                                 (1,496)                    (2,766)
                  Other assets                                                           (927)                        42
            Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                                 3,345                        353
                  Accrued payroll and related taxes                                        96                       (190)
                  Deferred income tax liability - current                                 231                         20
                  Deferred income taxes - non-current                                   5,003                      2,522
                                                                           ------------------------    -----------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                       $           10,028          $           2,627
                                                                           ------------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investments in affiliates                                                     (2,844)                       ---
         Capital expenditures                                                         (18,278)                    (8,811)
         Deferred charge expenditures                                                  (9,599)                    (2,991)
                                                                           ------------------------    -----------------------
           NET CASH USED IN INVESTING ACTIVITIES                           $          (30,721)         $         (11,802)
                                                                           ------------------------    -----------------------







                                   (Continued)

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                   (Continued)

                                                                                         THIRTY-NINE WEEKS ENDED
                                                                             -------------------------------------------------
                                                                              SEPTEMBER 28, 1997       SEPTEMBER 29, 1996
                                                                             ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from issuance of common stock                          $          ---           $         51,593
         Proceeds from exercise of stock options                                       1,073                       719
         Retirement of debt                                                              (21)                     (783)
         Proceeds from debt                                                              201                       ---
         Advances from Parent                                                         62,614                    72,847
         Repayments to Parent                                                        (62,308)                  (72,847)
                                                                             ---------------------    ---------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         $         1,559           $        51,529
                                                                             ---------------------    ---------------------

Effect of exchange rate changes on cash                                                 (345)                      190
Net (decrease) increase in cash                                                      (19,479)                   42,544
Cash, beginning of period                                                             44,368                       909
                                                                             ---------------------    ---------------------
CASH, END OF PERIOD                                                          $        24,889           $        43,453
                                                                             =====================    =====================

SUPPLEMENTAL DISCLOSURES:

           Impact on equity from tax benefit related to the
           exercise of options issued under the company's non-
           qualified stock option plan                                       $          ---            $         1,157
                                                                             =====================    =====================


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

2.       EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997 and, upon adoption, will require restatement of prior periods to conform with the new disclosure format. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

The pro forma basic and diluted earnings per share computed according to SFAS No. 128 are as follows:

                                                                     THIRTEEN WEEKS ENDED
                                                                     --------------------
                                                        SEPTEMBER 28, 1997          SEPTEMBER 29, 1996
                                                        ------------------          ------------------
         Basic earnings per share                          $    0.14                   $   0.11
         Diluted earnings per share                             0.14                       0.11


                                                                   THIRTY-NINE WEEKS ENDED
                                                                   -----------------------
                                                        SEPTEMBER 28, 1997          SEPTEMBER 29, 1997
                                                        ------------------          ------------------
         Basic earnings per share                          $    0.39                   $   0.27
         Diluted earnings per share                             0.37                       0.26

                        WACKENHUT CORRECTIONS CORPORATION


3.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:

                                                                 THIRTY-NINE WEEKS ENDED
                                                        SEPTEMBER 28, 1997          SEPTEMBER 29, 1996
                                                      -----------------------     -----------------------
                                                                        (in thousands)
REVENUES
       Domestic operations                                 $     120,291               $      77,524
       International operations                                   27,549                      22,111
                                                      -----------------------     -----------------------
           Total revenues                                  $     147,840               $      99,635
                                                      =======================     =======================

OPERATING INCOME
       Domestic operations                                 $       8,847               $       4,352
       International operations                                    3,015                       2,219
                                                      -----------------------     -----------------------
          Total operating income                           $      11,862               $       6,571
                                                      =======================     =======================

                                                        SEPTEMBER 28, 1997          DECEMBER 29, 1996
                                                      -----------------------     -----------------------
                                                                        (in thousands)
IDENTIFIABLE ASSETS
       Domestic operations                                 $     105,501               $      96,872
       International operations                                   18,648                       9,938
                                                      -----------------------     -----------------------
            Total identifiable assets                      $     124,149               $     106,811
                                                      =======================     =======================

4.       FINANCING INSTRUMENTS

In June 1997, the Corporation entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of November 3, 1997, no amounts were outstanding under this facility.

In June 1997, the Corporation also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Corporation unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of November 3, 1997, approximately $47 million of properties were under development.

                        WACKENHUT CORRECTIONS CORPORATION



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

In June 1997, the Corporation entered into a $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $10 million for the issuance of standby letters of credit. As of November 3, 1997, no amounts were outstanding under this facility.

In June 1997, the Corporation also entered into an $80 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Corporation unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of November 3, 1997, approximately $47 million of properties were under development. In addition, the Corporation had outstanding four standby letters of credit with a bank in the aggregate amount of approximately $220,000.

In June 1997, the Corporation purchased the Queens Private Correctional Facility, a 66,000 square foot building currently being as a 200-bed federal detention facility, for $6.6 million. The Corporation also invested another $4.7 million to renovate the building.

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

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 AND THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996:

Revenues increased by 49.8% to $55.1 million in the thirteen weeks ended September 28, 1997 ("Third Quarter 1997") from $36.8 million in the thirteen weeks ended September 29, 1996 ("Third Quarter 1996"). The increase in revenues in Third Quarter 1997 compared to Third Quarter 1996 is primarily attributable to increased compensated resident days resulting from the opening of five facilities in the First Quarter of 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997, Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997, Queens Private Correctional Facility, Queens, New York in March 1997 and Fulham Correctional Center, Victoria, Australia in March 1997).

                        WACKENHUT CORRECTIONS CORPORATION

The number of compensated resident days in domestic facilities increased to 1,156,912 in Third Quarter 1997 from 866,197 in Third Quarter 1996 and average facility occupancy in domestic facilities increased to 97.0% of capacity in Third Quarter 1997 compared to 96.6% in the same period in 1996. In addition, compensated resident days in Australian facilities increased to 162,158 from 109,848 for the comparable periods.

Operating expenses increased by 47.9% to $45.6 million in Third Quarter 1997 compared to $30.8 million in Third Quarter 1996, reflecting the operations of the five facilities that opened in First Quarter 1997.

Depreciation and amortization increased by 105.3% to $1.9 million in Third Quarter 1997 from $0.9 million in Third Quarter 1996. This increase represents deferred charge amortization attributable to the new facilities, in addition to depreciation associated with the purchase of two facilities.

Contribution from operations increased 51.2% to $7.6 million in Third Quarter 1997 from $5.0 million in Third Quarter 1996 due primarily to the operations of facilities opened during the First Quarter of 1997.

General and administrative expenses increased 34.0% to $2.8 million in Third Quarter 1997 from $2.1 million in Third Quarter 1996. This increase is attributable to increased business development activities in response to additional interest in the Corporation's services and infrastructure growth to support the Corporation's expanded operations.

Operating income increased by 63.3% to $4.8 million in Third Quarter 1997 from $2.9 million in Third Quarter 1996. As described above, the operations of newly opened facilities were the principal factors contributing to the increase in operating income during Third Quarter 1997.

Income before taxes and equity income increased by 45.2% to $4.9 million in Third Quarter 1997 from $3.4 million in Third Quarter 1996 due to the factors described above, offset by lower interest income resulting from a decrease in invested cash.

Provision for income taxes increased to $1.9 million in Third Quarter 1997 from $1.3 million in Third Quarter 1996 due to higher taxable income and a higher effective tax rate.

Equity income of affiliates decreased 35% to $182,000 in Third Quarter 1997 from $280,000 in Third Quarter 1996. This decrease is the result of the payment of management fees to the two joint venture partners beginning in the Fourth Quarter of 1996.

                        WACKENHUT CORRECTIONS CORPORATION

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996.

Revenues increased by 48.4% to $147.8 million in the thirty-nine weeks ended September 28, 1997 ("First Nine Months 1997") from $99.6 million in the thirty-nine weeks ended September 29, 1996 ("First Nine Months 1996"). The increase in revenues in First Nine Months 1997 compared to First Nine Months 1996 is primarily attributable to increased compensated resident days at: two facilities opened in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996, and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), one facility for which the Corporation assumed operational responsibility (Delaware County Prison, Delaware County, Pennsylvania in April 1996); and five facilities opened in the First Quarter of 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997, Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997, Queens Private Correctional Facility, Queens, New York in March 1997 and Fulham Correctional Center, Victoria, Australia in March 1997).

The number of compensated resident days in domestic facilities increased to 3,262,307 in First Nine Months 1997 from 2,255,492 in First Nine Months 1996 and average facility occupancy increased to 96.9% of capacity in First Nine Months of 1997 compared to 96.1% in 1996. In addition, compensated resident days in Australian facilities increased to 412,196 from 333,344 for the comparable periods.

Operating expenses increased by 46.5% to $123.2 million in First Nine Months 1997 compared to $84.1 million in First Nine Months 1996, reflecting the eight facilities that opened in 1996 and 1997, as described above.

Depreciation and amortization increased by 80.3% to $4.6 million in the First Nine Months 1997 from $2.6 million in the First Nine Months 1996. This increase represents deferred charge amortization attributable to the new facilities in addition to depreciation associated with the purchase of two facilities.

Contribution from operations increased by 54.1% to $20.1 million in First Nine Months 1997 from $13.0 million in First Nine Months 1996 due primarily to the opening of the South Bay Correctional Facility in February 1997, the openings of the Queens Private Correctional Facility, Travis County Community Justice Center and Fulham Correctional Center in March 1997, and a full nine months of operating results at the Marshall County Correctional Facility which opened in June 1996.

General and administrative expenses increased by 27.2% to $8.2 million in First Nine Months 1997 from $6.5 million in First Nine Months 1996. This increase is primarily attributable to increased business development activities in response to additional interest in the Corporation's services and infrastructure growth to support the Corporation's expanded operations.

Operating income increased by 80.5% to $11.9 million in First Nine Months 1997 from $6.6 million in First Nine Months 1996, primarily due to the operations of newly opened facilities, as described above.

                        WACKENHUT CORRECTIONS CORPORATION

Income before taxes and equity income increased by 53.9% to $12.8 million in First Nine Months 1997 from $8.3 million in First Nine Months 1996 due to the factors described above, offset by lower interest income resulting from a decrease in invested cash.

Provision for income taxes increased to $5.0 million in First Nine Months 1997 from $3.1 million in First Nine Months 1996 due to higher taxable income and an increase in the Company's effective tax rate.

Equity income of affiliates increased 47% to $679,000 for First Nine Months 1997 versus $462,000 in First Nine Months 1996. The current year increase results from expansions at the H.M. Prison Doncaster, (Doncaster, England) in June 1996 and March 1997, and operations of two court escort contracts that commenced in May 1996.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

               27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the third quarter of 1997.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





November 12,  1997                 /s/  JOHN G. O'ROURKE
                                   -------------------------------------
                                   John G. O'Rourke
                                   Senior Vice President - Finance,
                                   Chief Financial Officer and Treasurer