Form 10-K405
period 1997-12-28
WACKENHUT CORRECTIONS CORP
filed 1998-02-20
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1997

                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                        Commission file number: 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                                 Florida                                                       65-0043078
                                 -------                                                       ----------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                                         33410-4243
------------------------------------------------------                                         ----------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (561) 622-5656

-------------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          Common Stock $0.01 Par Value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------
       None                                           None

-------------------------------------------------------------------------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

At January 30, 1998, the aggregate market value of the 10,168,797 shares of Common Stock held by non-affiliates of the registrant was $259,304,324, At January 30, 1998, there were outstanding 22,168,797 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report.


                       EXHIBIT INDEX IS LOCATED ON PAGE 53

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Wackenhut Corrections Corporation is a leading developer and manager of privatized correctional and detention facilities in the United States, Puerto Rico, Canada, the United Kingdom and Australia. The Company was founded in 1984 as a division of The Wackenhut Corporation ("TWC"), a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds.

The Company offers governmental agencies a comprehensive range of correctional and detention facility management services from individual consulting projects to the integrated design, construction and management of such facilities. In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, Wackenhut Corrections Corporation has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs. These programs include chemical dependency counseling and treatment, basic education, and job and life skills training. Additionally, the Company continuously seeks to expand into complementary services such as work release programs, youth detention services and prisoner transport services (known as court escort services in the United Kingdom). The Company believes that its experience in delivering governmental agencies high quality cost-effective correctional and detention facility management services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

As of January 30, 1998 the Company has 46 correctional and detention facilities either under contract or award with an aggregate design capacity of 30,144 beds. Of these 46 facilities, 35 are currently in operation, and 11 are being developed by the Company. Of the facilities being developed, six are scheduled to commence operations during 1998 (two in the first quarter, one in the second quarter, two in the third quarter and one in the fourth quarter)*. In addition, at January 30, 1998, the Company had outstanding written responses to Requests for Proposal ("RFPs") for 7 projects with an aggregate design capacity of 1,819 beds.

The Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in the United Kingdom and Australia. Through its wholly-owned subsidiary, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company manages three correctional facilities and four immigration detention centers. In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Prison Services, Ltd. ("PPS"), a joint venture with Serco Limited, currently manages one correctional facility and two court escort contracts and will commence management of a second correctional facility in 1998. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. In February 1994, through Wackenhut Corrections (UK) Limited, the Company formed Premier Custodial Development ("PCD"), as a joint venture with a wholly-owned subsidiary of Trafalgar House Limited, for the design, construction and financing of new detention facilities and prisons. The Company expects that PCD will bid with PPS for the design, development and management of new correctional and detention facilities in the United Kingdom.

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

The Company was incorporated in Florida in April 1988. The Company's principal executive offices are located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243, and its telephone number is (561) 622-5656.

See the Company's Consolidated Financial Statements on pages 24 through 28 and
Note 4 of Notes to Consolidated Financial Statements for financial information regarding domestic and international operations.

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

FACILITIES

The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at January 30, 1998.


     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY       COMMENCEMENT        TERM       RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL      OF CURRENT CONTRACT               OPTION
----------------------------------------------------------------------------------------------------------------------------------
FEDERAL GOVERNMENT
CONTRACTS:

Aurora INS Processing     Construction/       300       INS Detention       Minimum/         January 1998      (7)        Ongoing
Center                      Management                    Facility          Medium                                         basis
Aurora, Colorado

Queens Private            Construction/       200       INS Detention       Minimum/          March 1997      1 year        Four,
Correctional Facility       Management                    Facility          Medium                                        One-year
Queens, New York

Taft Correctional           Management      2,048         Federal            Low/           August 1997       3 years      Seven,
Institution                                                Prison           Minimum                                       One-year
Taft, California

STATE GOVERNMENT
CONTRACTS:

Allen Correctional          Management      1,474       State Prison        Medium/        December 1993      3 years       One,
Center                                                                      Maximum                                       Two-year
Kinder, Louisiana

Bayamon Correctional         Design/          500        State Prison        Medium           March 1997     5 years         One,
Facility                  Construction/                                                                                   Five-year
Bayamon, Puerto Rico      Consultation/
                            Management

Bridgeport Pre-Release    Construction/       520     Pre-Release Center     Minimum        September 1995    5 years        None
Center                      Management                                                                          (1)
Bridgeport, Texas

Central Texas Parole       Renovation/        623      Parole Violator     All levels       September 1997    Varies (2) Varies (2)
Violator Facility           Management                 Facility/U.S.
San Antonio, Texas                                   Marshal Detention
                                                         Facility/
                                                        Out of State
                                                       Prison Inmates

Central Valley               Design/          550      State Community       Medium         December 1997      10 years      None
Community Correctional    Construction/                 Correctional
Facility                    Management                    Facility
McFarland, California

Charlotte County             Design/        1,000       State Prison        Medium             2000*            (3)         (3)
Correctional Facility     Construction/                                                     (Estimated)
Charlotte County,           Management
Virginia

Coke County Juvenile         Design/          104     Juvenile Offender      Medium/         October 1996      2 years   Automatic,
Justice Facility          Construction/                   Facility          Maximum                                     Unlimited,
Coke County, Texas          Management                                                                                    Two-year

     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT        TERM       RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT                     OPTION
----------------------------------------------------------------------------------------------------------------------------------
Desert View Community        Design/          550      State Community       Medium         December 1997      10 years       None
Correctional Facility     Construction/                 Correctional
Adelanto, California        Management                    Facility

Golden State Community       Design/          550      State Community       Medium         December 1997      10 years       None
Correctional Facility     Construction/                 Correctional
McFarland, California       Management                    Facility


Guadalupe County             Design/          600        State Prison      All levels     4th Quarter 1998*      (3)          (3)
Correctional Facility     Construction/                                                     (Estimated)
Santa Rosa,                 Management
New Mexico

John R. Lindsey Unit         Design/        1,000     Texas State Jail      Medium         September 1995     3 years        One,
Jack County, Texas        Consultation/                   Facility                                                         Two-year
                            Management

Karnes County               Management        480        State Prison      All levels        January 1998       Varies       Varies
Correctional Center
Karnes City, Texas

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

Lea County                   Design/        1,200       State Prison      All levels     2nd Quarter 1998*      (3)          (3)
Correctional Facility     Construction/                                                     (Estimated)
Hobbs, New Mexico           Management

East Mississippi             Design/          500       Mental Health      All levels     1st Quarter 1999*    5 years        One,
Correctional Facility     Construction/                 Corrections                         (Estimated)                    Two-Year
Lauderdale County,          Management
Mississippi

Lawton Correctional          Design/        1,500       State Prison        Medium       1st Quarter 1999*      (3)          (3)
Facility                  Construction/                                                     (Estimated)
Lawton, Oklahoma            Management

Lockhart Renaissance         Design/          500        State Prison       Minimum/         August 1997        1 year        One,
Facility                  Construction/                                     Medium                                         One-year
Lockhart, Texas             Management

Lockhart Work Program     Construction/       500        Work Program        Minimum        September 1997      1 year        None
Facility                    Management                    Facility
Lockhart, Texas

Marshall County              Design/        1,000       State Prison        Medium            May 1996        5 years     Unlimited,
Correctional Facility     Construction/                                                                                    Two-year
Marshall County,            Management
Mississippi

McFarland Community       Construction/       224      State Community      Minimum/        February 1994      5 years        None
Correctional Facility       Management                  Correctional        Medium
McFarland, California                                     Facility

Michigan Youth               Design/          480          Juvenile          Maximum      2nd Quarter 1999*      (3)          (3)
Correctional Facility     Construction/                                                     (Estimated)
Baldwin, Michigan           Management

     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT        TERM       RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT                     OPTION
-----------------------------------------------------------------------------------------------------------------------------------
Moore Haven                  Design/          750        State Prison        Medium           July 1995        3 years    Unlimited,
Correctional Facility     Construction/                                                                                    Two-year
Moore Haven, Florida        Management

North Texas                Renovation/        400        Intermediate        Minimum        September 1997      1 year        None
Intermediate Sanction       Management               Sanction Facility
Facility
Fort Worth, Texas

Ronald "Opie"                Design/          600        State Prison      All levels        January 1998      2 years    Unlimited,
McPherson Correctional    Construction/                                                                                    Two-year
Facility                    Management
Newport, Arkansas

Scott Grimes                 Design/          600        State Prison       Minimum/         January 1998      2 years    Unlimited,
Correctional Facility     Construction/                                     Medium                                         Two-year
Newport, Arkansas           Management

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

Willacy County Unit          Design/        1,000     Texas State Jail      Medium          January 1996      2 - 1/2        One,
Raymondville, Texas       Consultation/                   Facility                                             years       Two-year
                            Management

LOCAL GOVERNMENT
CONTRACTS:

Broward County Work          Design/          300      Community Work        None        1st Quarter 1998*     5 year     Unlimited,
Release Center            Construction/                Release Center                       (Estimated)                    Two-year
Broward County,             Management
Florida


Jena Juvenile Justice        Design/          276         City Jail        All levels     3rd Quarter 1998*   25 years       None
Center                    Construction/                                                     (Estimated)
Jena, Louisiana             Management

San Diego City Jail       Construction/       200     City Jail Facility     Minimum           May 1997        5 years        None
San Diego, California       Management

Delaware County Prison       Design/        1,200       County Jail       All levels     3rd Quarter 1998*     3 years    Unlimited,
Delaware County,          Construction/                   Facility                          (Estimated)                    Two-year
Pennsylvania (6)            Management

INTERNATIONAL
CONTRACTS:

Arthur Gorrie               Management        608        Remand and       All levels        August 1997        5 years       None
Correctional Centre                                   Reception Center
Wacol,
Australia

Court Escort                Management         NA       Court Custody/     All levels          May 1996        7 years       Two,
West Midlands Area                                    Transport-Escort                                                    Three-year
England


     FACILITY NAME           COMPANY        DESIGN        FACILITY         SECURITY         COMMENCEMENT        TERM       RENEWAL
       LOCATION                ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT                     OPTION
------------------------------------------------------------------------------------------------------------------------------------
Court Escort                Management       NA      Court Custody/     All levels           May 1996        7 years         Two,
South East Area                                     Transport-Escort                                                      Three-year
England

H.M. Prison Doncaster       Management      1,111     National Prison     All levels         June 1994        5 years       Three,
and Youth Offender                                                                                                        Three-year
Institution
Doncaster, England

Fulham Correctional          Design/          600        State Prison       Minimum/          March 1997       5 years       Five,
Centre                    Consultation/                                     Medium                                        Three-year
Victoria, Australia         Management


Junee Correctional        Construction/       600        State Prison        Medium           April 1993       5 years        One,
Centre                      Management                                                                                    Three-year
Junee, Australia

H.M. Prison Kilmarnock      Management        500      National Prison     All levels     2nd Quarter 1999*    25 years       None
Kilmarnock, Scotland                                                                        (Estimated)

H.M. Prison Lowdham         Management        500      National Prison     All levels     1st Quarter 1998*    25 years       None
Grange                                                                                      (Estimated)
Nottinghamshire,
England

Maribyrnong Detention       Management         80        Immigration       All levels       December 1997      3 years       One to
Centre                                                   Detention                                                       Three Years
Melbourne, Australia

New Brunswick Youth          Design/          112     Province Juvenile    All levels        October 1997      25 years       None
Centre                    Consultation/                   Facility
New Brunswick, Canada      Maintenance

Perth Detention Centre      Management         40        Immigration       All levels       December 1997      3 years       One to
Perth, Australia                                         Detention                                                       Three Years

Port Hedland Detention      Management        700        Immigration       All levels       December 1997      3 years       One to
Centre                                                   Detention                                                       Three Years
Port Hedland, Australia

Pucklechurch Youth          Management        400        Youth Prison      All levels     4th Quarter 1999*      (3)          (3)
Offender Institution                                                                        (Estimated)
Pucklechurch, UK

Public Corrections          Management        NA        Health Care           NA            January 1998      3 years        One,
Enterprise                                                Services                                                         Two-year
Victoria, Australia

Villawood Detention         Management        300        Immigration       All levels       December 1997      3 years       One to
Centre                                                   Detention                                                       Three Years
Sydney, Australia


   (1)  Subject to termination option on August 31, 1998.
   (2) This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.
   (3)  Contract terms have yet to be negotiated.
   (4) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a one-year term expiring September 30, 1998.
   (5)  Expires August 31, 1998.
   (6) The Company has a contract to manage and operate an existing 1,000 bed facility in Delaware County, Pennsylvania. This contract will terminate upon the completion of a new 1,200 bed facility currently being constructed by the Company. The Company will manage and operate such facility upon its completion.
   (7) Interim contract expires in February 1998. Final contract terms have yet to be negotiated.

The Company offers services that go beyond simply housing inmates. The Company's wide array of in-facility rehabilitative and educational programs differentiates it from many competitors who lack the experience or resources to provide such programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development ("GED") certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at twenty-four of the facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association ("ACA"). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company's contracts for facilities in the United States require the Company to seek accreditation of the facility. The Company has sought and received ACA accreditation for ten of the facilities it manages and has always received ACA accreditation when sought.

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

FACILITY MANAGEMENT CONTRACTS

Other than listed in the following table, no other single customer accounted for 10% or more of the Company's total revenues for Fiscal 1997, 1996, and 1995.

                 CUSTOMER                              1997                    1996                    1995
--------------------------------------------------------------------------------------------------------------------
Various agencies of the State of Texas                   32%                     39%                     37%
Louisiana Department of Public Safety
 and Corrections                                          6%                      9%                     11%
State of Florida Correctional
 Privatization Committee                                 13%                      9%                      8%
New South Wales Department of
 Corrective Services                                      7%                     10%                     13%
Queensland Corrective Services                            7%                     11%                     13%
--------------------------------------------------------------------------------------------------------------------

Except for its contract for the Taft Correctional Institution, San Diego City Jail facility and the facilities in the United Kingdom and Australia, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable law and is paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

The Company's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option, generally for a term ranging from one to five years. Some of the Company's management contracts fall within the definition of "qualified management contracts" under the rules of the Internal Revenue Service. Therefore, such contracts are for one five-year term with the power to terminate for convenience at the end of three years. The Company has: (i) eleven contracts expiring in 1998 (one with automatic unlimited two-year extensions, two with a single two-year renewal option, one with unlimited two-year renewal options, one with a single three-year renewal option, four with no renewal options, one with four one-year renewal options, and one with a one-year renewal option); (ii) two contracts expiring in 1999 (one with no renewal option and one with three, three-year renewal options); (iii) six expiring in 2000 (two with no renewal option, three with unlimited two-year renewal options and one with seven, one-year renewal options); (iv) three expiring in 2001 (one with a single five-year renewal option and two with unlimited, two-year renewal options); (v) three expiring in 2002 (two with no renewal options and one with automatic, unlimited, two-year renewal options); (vi) and three expiring in 2003 (two with a single, four-year renewal option and one with unlimited two-year renewal options). Except as described below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms. The Company's management contract for the New York INS facility expired effective March 31, 1995, and was not renewed by the INS due to the closure of the facility. The INS subsequently awarded the Company a contract to construct and manage a New York facility called the Queens Privatized Correctional Facility. This facility opened in March, 1997.

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

In addition, in connection with the Company's management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company's contracts typically require it to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company, through TWC, has general liability insurance coverage of $55 million per occurrence and in the aggregate. See "Business -- Insurance." In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company's management of facilities and in some instances require the Company to maintain performance bonds.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Through January 30, 1998, the Company has provided service for the design and construction of twenty-one facilities and for the redesign and renovation of two facilities and has contracts to design and construct nine new facilities. It has been the Company's experience that it typically takes 9 to 24 months to construct a facility after the contract is executed and financing approved. In addition, the Company has provided consulting services in connection with the construction of three new facilities in Texas.

The Company has consulted on and/or managed the design and construction of the following facilities: (i) Aurora INS Processing Center; (ii) McFarland Community Correctional Facility; (iii) Bridgeport Pre-Release Center; (iv) Kyle New Vision Chemical Dependency Treatment Center; (v) Junee Correctional Centre; (vi) San Diego City Jail; (vii) Lockhart Work Program Facility; (viii) Lockhart Renaissance Facility; (ix) Moore Haven Correctional Facility; (x) Coke County Juvenile Justice Facility; (xi) South Bay Correctional Facility; (xii) Marshall County Correctional Facility; (xiii) Bayamon Regional Detention Center; (xiv) Ronald "Opie" McPherson Correctional Facility; (xv) Scott Grimes Correctional Facility; (xvi) Queens Private Correctional Facility; (xvii) Fulham Correctional Centre; (xviii) Central Valley Community Correctional Facility; (xix) Desert View Community Correctional Facility; (xx) Golden State Community Correctional Facility; and (xxi) New Brunswick Youth Centre. The Company is currently consulting on and/or managing the design and construction of the following facilities: (i) Broward County Work Release Center; (ii) Michigan Youth Correctional Facility; (iii) Lawton Correctional Facility; (iv) East Mississippi Correctional Facility; (v) the new Delaware County Prison; (vi) Charlotte County Correctional Facility; (vii) Jena Juvenile Justice Center; (viii) Guadalupe County Correctional Facility; and (ix) Lea County Correctional Facility. The Company also has provided consultation and management services in connection with the redesign and renovation of the following facilities: (i) North Texas Intermediate Sanction Facility; and (ii) Central Texas Parole Violator Facility.

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

The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity, or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a broker in any regard with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties. Of the 46 facilities managed or contracted to be managed by the Company, 31 are funded using one of the above-described financing vehicles, twelve are or will be directly leased and three are owned. However, alternative financing arrangements may be required for certain facilities. A growing trend in the correctional and detention industry requires private operators to make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. By participating in such projects, private operators achieve economic benefits and tax advantages that are not typically available in connection with more traditional arrangements.

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

If the project fits within the Company's strategy, the Company then will submit a written response to the RFP. The Company estimates that it typically spends between $10,000 and $150,000 when responding to an RFP. The Company has engaged and intends in the future to engage independent consultants. Activities of the independent consultants include assisting the Company in developing privatization opportunities and in responding to RFPs, monitoring the legislative and business climate and maintaining relationships with existing clients.

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

BUSINESS PROPOSALS

The Company pursues both domestic and international projects. At January 30, 1998, the Company had outstanding written responses to RFPs for 7 projects with a total of 1,819 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

Presently, the Company is named insured under a liability insurance program (the "Insurance Program") maintained by TWC. The Insurance Program includes general comprehensive liability, automobile liability and workers' compensation coverage for TWC and all of its domestic subsidiaries. The Insurance Program consists of primary and excess insurance coverage. The primary coverage consists of up to $5 million of coverage per occurrence with no aggregate coverage limit. The excess coverage consists of up to $55 million of coverage per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The premium to be paid by the Company to TWC for coverage under the Insurance Program in 1997 was approximately $4,957,000, representing premiums paid to a captive reinsurance company that is wholly owned by TWC. The Company believes that the premiums it is charged under the Insurance Program are less than those that would be charged by a third party insurer. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $2 million of costs, expenses and losses per occurrence are reinsured by a captive reinsurance company that is wholly owned by TWC.

EMPLOYEES AND EMPLOYEE TRAINING

At January 30, 1998, the Company had 6,301 full-time employees. Of such full-time employees, 64 were employed at the Company's headquarters and 6,237 were employed at facilities. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at Junee Correctional Centre, Arthur Gorrie Correctional Centre, Fulham Correctional Centre, Maribyrnong Detention Centre, Perth Detention Centre, Port Hedland Detention Centre, and Villawood Detention Centre in Australia are members of unions. The Company has entered into a contract with the union for the correctional officers at these facilities. Other than the contracts described above, the Company has no union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

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

COMPETITION

The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, U.K. Detention Services, Ltd., Cornell Corrections Corporation and United States Corrections Corporation. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the Company's business without substantial capital investment or experience in management of correctional or detention facility experience. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS

Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia and the United Kingdom.

A summary of domestic and international operations is presented below:

                                           ------------      -------------      ------------
                                               1997               1996              1995
                                           ------------      -------------      ------------

REVENUES
   Domestic operations                     $    167,223      $     108,245      $     72,852
   International operations                      39,707             29,539            26,579
                                           ------------      -------------      ------------
      Total revenues                            206,930            137,784            99,431
                                           ============      =============      ============

OPERATING INCOME
   Domestic operations                           12,388              7,087             4,501
   International operations                       4,157              2,644             2,728
                                           ------------      -------------       -----------
      Total operating income                     16,545              9,731             7,229
                                           ============      =============       ===========


ASSETS
   Domestic operations                          120,538             96,872             0,641
   International operations                      18,665              9,939             8,199
                                           ------------      -------------       -----------
      Total assets                         $    139,203      $     106,811       $    38,840
                                           ============      =============       ===========

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom. The following table (in thousands) summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.

                                                          1997                    1996                     1995
-------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                           $       51,009          $      28,953             $     17,705
Operating income (loss)                                     3,884                  1,764                     (357)
Net income (loss)                                           2,209                  1,208                     (225)

BALANCE SHEET DATA
Current Assets                                             14,595                 13,145                    1,783
Noncurrent Assets                                             517                    538                      509
Current liabilities                                         8,115                  8,518                    3,702
Noncurrent liabilities                                      4,029                  5,075                       --
Stockholders' equity/(deficit)                     $        2,968          $          90             $     (1,410)
-------------------------------------------------------------------------------------------------------------------------

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

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC. In addition, the Company leases office space for its regional offices in Austin, Texas and Costa Mesa , California, and for a local office in Fort Lauderdale, Florida.

The Company also leases the space for the following facilities it manages: (i) North Texas Intermediate Sanction Facility; (ii) Central Texas Parole Violator Facility; (iii) San Diego City Jail; (iv) Central Valley Community Correctional Facility; (v) Desert View Community Correctional Facility; (vi) Golden State Community Correctional Facility; and (vii) Broward County Work Release Center.

The Company owns the land and a 66,000 square foot building for the Aurora INS Processing Center and the land and a 61,400 square foot building for the Queens Private Correctional Facility that the Company manages under contracts with the U.S. Government. The Company also owns the land and a 35,000 square foot building for the McFarland Community Correctional Facility that the Company manages under a contract with the State of California.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

       NAME                      AGE                     POSITION
       ----                      ---                     --------
George R. Wackenhut              78       Chairman of the Board and Director
George C. Zoley                  48       Vice Chairman of the Board, Chief Executive Officer, and Director
Wayne H. Calabrese               47       President and Chief Operating Officer
John G. O'Rourke                 47       Senior Vice President, Chief Financial Officer, and Treasurer
Charles R. Jones                 49       Senior Vice President, Business Development
Carol M. Brown                   43       Senior Vice President, Health Services
Robert W. Mianowski              47       Senior Vice President, Operations
Patricia McNair Persante         48       Senior Vice President, Contract Compliance
David N.T. Watson                32       Controller, Chief Accounting Officer, and Assistant Treasurer

         GEORGE R. WACKENHUT has served as a director of The Company since it was incorporated in 1988 and has been the Chairman of the Board of The Company since July 1996. Mr. Wackenhut is the Chairman of the Board, Chief Executive Officer and founder of The Wackenhut Corporation, the parent of The Company. Mr. Wackenhut was President of The Wackenhut Corporation from the time of its founding in 1955 until 1986. Prior to that, Mr. Wackenhut had been a Special Agent of the Federal Bureau of Investigation from 1950 to 1954. He received a Bachelor of Science Degree from the University of Hawaii and a Masters of Education Degree from Johns Hopkins University. Mr. Wackenhut is on the Dean's Advisory Board of the University of Miami School of Business, the National Council of Trustees, Freedom Foundation at Valley Forge, the President's Advisory Council for the Small Business Administration, Region IV, and a member of the National Board of the National Soccer Hall of Fame. Mr. Wackenhut is a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the United States Army Military Police School. His son, Richard R. Wackenhut, is a director of the Company.

         GEORGE C. ZOLEY has served as Vice Chairman of the Board since January, 1997, has served as President and a Director of the Company since it was incorporated in 1988, and Chief Executive Officer since April, 1994. Dr. Zoley established the correctional division for TWC in 1984 and was, and continues to be, a major factor in the company's development of its privatized correctional and detention facility business. Dr. Zoley is also a director of each of the entities through which the Company conducts its international operations. From 1981 through 1988, as manager, director, and then Vice President of Government Services of WSI, Dr. Zoley was responsible for the development of opportunities in the privatization of government services by WSI. Currently Dr. Zoley serves as a Senior Vice President of TWC. Prior to joining WSI, Dr. Zoley held various administrative and management positions for city and county governments in South Florida.

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

         CHARLES R. JONES has served as Senior Vice President, Business Development since January 1997 after serving as Vice President, Business Development since joining the Company in June 1996. Previously, Mr. Jones was a senior investment banker specializing in structured finance and privatization consulting for the corrections industry with Rauscher, Pierce, Refsnes, Inc. in Dallas Texas, where he was Chairman of the firm's Banking Advisory Counsel. From 1973 to 1980 Mr. Jones, a CPA, practiced with Peat, Marwick, Mitchell & Co. specializing in the taxation of commercial real estate and financial institutions.

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

         DAVID N.T. WATSON has served as Controller and Assistant Treasurer of the Company since November, 1994 and also serves as the Company's Chief Accounting Officer. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

In March 1996, the Company changed its listing from WCCX on the Nasdaq Stock Market's National Market to WHC on the New York Stock Exchange.

The ensuing table shows the high and low prices for the Company's common stock, as reported on the Nasdaq Stock Market's National Market and New York Stock Exchange, for each of the four quarters of Fiscal 1997 and 1996. All price data have been restated for the 100% stock dividend (treated as a stock split) paid on June 4, 1996. The approximate number of shareholders of record, as of January 30, 1998, was 298.

                                                1997                                       1996
                               ---------------------------------------    ----------------------------------
                                     High             Low                     High                Low
------------------------------------------------------------------------------------------------------------

First Quarter                    $  22-1/4         $  15-3/4                $  20-7/8          $  12-3/16
Second Quarter                      29-9/16           15-7/8                   44-3/4             19-7/8
Third Quarter                       30                24-1/8                   35-3/4             19-3/4
Fourth Quarter                      35-1/4            21-13/16                 24-3/8             16


The Company intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Future dividends, if any, will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FISCAL YEARS ENDED: (A)                       1997            1996             1995             1994             1993
---------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
Revenues                                 $    206,930     $    137,784    $     99,431     $     84,026     $     58,784
Operating expenses                            172,031          115,848          82,285           70,670           50,573
Depreciation and amortization                   6,303            3,532           2,303            2,287            2,101
                                         -------------------------------------------------------------------------------
Contribution from operations                   28,596           18,404          14,843           11,069            6,110
General and administrative expenses            12,051            8,673           7,614            6,623            4,664
                                         -------------------------------------------------------------------------------
Operating Income                               16,545            9,731           7,229            4,446            1,446
Interest income (expense)                       1,451            2,195             186             (261)            (544)
                                         -------------------------------------------------------------------------------
Income before income taxes and
     equity income (loss) of affiliates        17,996           11,926           7,415            4,185              902
Provision for income taxes                      7,226            4,269           2,862            1,661              368
                                         -------------------------------------------------------------------------------
Income before equity income (loss)
     of affiliates                             10,770            7,657           4,553            2,524              534
Equity income (loss) of affiliates,
     net of income taxes                        1,105              604            (113)            (331)             261
                                         -------------------------------------------------------------------------------
Net Income                               $     11,875      $     8,261    $      4,440     $      2,193     $        795
Basic earnings per share                 $       0.54      $      0.39    $       0.26     $       0.15     $       0.06
Diluted earnings per share               $       0.52      $      0.37    $       0.25     $       0.15     $       0.06

FINANCIAL CONDITION:
Working capital                          $     48,576      $    62,130    $     13,455     $     10,194     $      5,032
Total assets                                  139,203          106,811          38,840           30,333           19,148
Long-term debt                                    213              225             980            1,412              ---
Total debt                                        225              237             991            1,422              ---
Shareholders' equity                     $    102,295      $    87,969    $     25,229     $     19,727     $      4,212
------------------------------------------------------------------------------------------------------------------------

(A) The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal 1997, 1996 and 1995 each included 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities amounted to $21,377,000 in 1997 versus $9,128,000 in 1996. The Company's primary capital requirements are for working capital; furniture, fixtures, equipment, and supply purchases; investments in joint ventures; and investments in facilities. Some of the Company's management contracts require the Company to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable to the contracting agency over the original term of the contract. The cash required for these needs will be derived from internally generated funds, the proceeds from public stock offerings, and additional borrowings, if necessary.*

The Company anticipates making cash investments in connection with future acquisitions. In addition, in line with a developing industry trend toward requiring private operators to make capital investments in facilities and to enter into direct financing arrangements in connection with the development of such facilities, the Company anticipates utilizing cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate, in connection with undertaking new contracts.*

Prior to the initial public offering (IPO) in July 1994, the Company financed its operations through borrowing from TWC. Interest on intercompany indebtedness was computed at rates which reflected TWC's average interest costs on long-term debt, exclusive of mortgage financing. Subsequent to the IPO and through Fiscal 1997, financing was obtained from internally generated funds, third-party borrowings, or proceeds from public stock offerings.

In January 1996, the Company sold 4,600,000 shares of its common stock in connection with a second offering at a price of $12.00 per share, before deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds from the offering were approximately $51,581,000. In 1996, the Company used $5.7 million of the proceeds to acquire the McFarland Community Correctional Facility.

In 1997, the Company also purchased the Queens Private Correctional Facility for $6.6 million and spent another $4.7 million to renovate the building. Additionally, the Company invested $7.0 million to purchase and renovate an 86-bed psychiatric hospital.

In June 1997, the Company entered into a $30,000,000 multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $5,000,000 for the issuance of standby letters of credit. Indebtedness under this facility will bear interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 1/2 of 1%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. As of December 28, 1997, no amounts were outstanding under this facility. However, at December 28, 1997, the Company had outstanding four standby letters of credit outstanding with a bank in an aggregate amount of approximately $222,000.

In December 1997, the Company also entered into an $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of December 28, 1997, approximately $69 million of properties were under development.

The ratio of total debt to total capitalization was 0.2% at the end of Fiscal 1997 and 0.3% at the end of Fiscal 1996. Management is unaware of any other evident trends that are likely to result in material increases or decreases in the liquidity of the Company other than those factors mentioned above.* Management is constantly reviewing matters that could require significant outlays of cash with respect to corporate growth strategies; however, these matters are always reviewed in the light of appropriateness and availability of financing.

There are no other known material trends, favorable or unfavorable, in the capital resources of the Company. In the event that the Company would have any significant requirement beyond the matters discussed above, capital resources are available under its revolving line of credit with a bank, and management believes that additional resources may be available to the Company through a variety of other methods of financing.*

YEAR 2000

The Company has several information system improvement initiatives under way that will require increased expenditures during the next few years. These initiatives include the replacement of certain Company computer systems to be Year 2000 compliant.

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

INTEREST RATE SENSITIVITY

The Company is exposed to market risks arising from changes in interest rates with respect to a $220 million operating lease facility. Monthly lease payments under this facility are indexed to a variable interest rate. Management has determined that a 10% change in the current lease rate would have an immaterial effect on the Company's pre-tax earnings over the next fiscal year.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

The following table sets forth certain Statements of Income data expressed as percentages of total revenues for the following fiscal years:

                                                        1997                       1996                      1995
----------------------------------------------------------------------------------------------------------------------------
Revenues                                               100.0%                     100.0%                    100.0%
Operating expenses                                      83.1                       84.1                      82.8
Depreciation and amortization                            3.1                        2.5                       2.3
                                              ------------------------------------------------------------------------------
Contribution from operations                            13.8                       13.4                      14.9
General and administrative expenses                      5.8                        6.3                       7.6
                                              ------------------------------------------------------------------------------
Operating income                                         8.0                        7.1                       7.3
Interest income                                          0.7                        1.6                       0.2
                                              ------------------------------------------------------------------------------
Income before income taxes and
     equity income (loss) of
     affiliates                                          8.7                        8.7                       7.5
Provision for income taxes                               3.5                        3.1                       2.9
Equity income (loss) of affiliates,
     net of income taxes                                 0.5                        0.4                      (0.1)
Net income                                               5.7%                       6.0%                      4.5%
----------------------------------------------------------------------------------------------------------------------------


FISCAL 1997 COMPARED WITH FISCAL 1996

Revenues increased by 50.2% to $206.9 million in 1997 from $137.8 million in 1996. The increase in revenues in 1997 compared with 1996 is primarily attributable to increased compensated resident days resulting from the opening of the following ten facilities in 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997, Travis County Community Justice Center, Travis County, Texas in March 1997; Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997; Queens Private Correctional Facility, Queens, New York in March 1997; Fulham Correctional Centre, Victoria, Australia in March 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Centre, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; Port Hedland Detention Centre, Port Hedland, Australia in December 1997 and Villawood Detention Center, Sydney, Australia in October 1997); and increased compensated resident days at three facilities that opened in the first half of 1996 (Willacy County Unit, Willacy, Texas in January 1996, Delaware County Prison in April 1996, and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996).

The following table sets forth the number of facilities under contract or award at the end of the following fiscal years:

                                                        1997                       1996                      1995
----------------------------------------------------------------------------------------------------------------------------

Contracts (1)                                              46                          34                        24
Facilities in operation                                    32                          19                        16
Design capacity of contracts                           30,144                      24,371                    16,054
Design capacity of facilities
     in operation                                      20,720                      12,235                     9,135
Compensated resident
     days (2)                                       5,192,614                   3,585,100                 2,350,843
----------------------------------------------------------------------------------------------------------------------------

(1) Comprised of facilities in operation, facilities under development and facilities for which awards have been obtained.
(2) Compensated resident days are calculated as follows, (a) per diem rate facilities - the number of beds occupied by residents on a daily basis during the fiscal year and, (b) fixed rate facilities - the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for H.M. Prison Doncaster, England.

The number of compensated resident days in domestic and Australian facilities increased to 5.2 million in 1997 from 3.6 million in 1996. As a result of the increase in compensated resident days and minimum occupancy guarantees at several of the new facilities that opened in 1997, average facility occupancy in domestic and Australian facilities increased to 97.2% of capacity in 1997 compared to 96.8% in 1996.

Operating expenses increased by 48.5% to $172.0 million in 1997 from $115.8 million in 1996 resulting from ten new facilities that opened in 1997 and three facilities that opened in 1996. As a percentage of revenues, operating expenses decreased to 83.1% from 84.1% due to improving margins from the Company's Australian operations.

Depreciation and amortization increased by 78.4% to $6.3 million in 1997 from $3.5 million in 1996. This increase is due to capital and deferred charge expenditures incurred by the thirteen facilities that opened in 1997, a full year of depreciation and amortization for the facilities that opened in 1996, and depreciation associated with the purchase of two facilities in 1997.

Contribution from operations increased 55.4% to $28.6 million in 1997 from $18.4 million in 1996. This increase is due to ten new facilities discussed above that opened in 1997. As a percentage of revenues, contribution from operations increased to 13.8% from 13.4%.

General and administrative expenses increased by 38.9% to $12.1 million in 1997 from $8.7 million in 1996. This reflects increased business development activities in response to additional interest in the Company's services and increased additional infrastructure to support the Company's expanded operations. General and administrative expenses decreased to 5.8% of total revenues in 1997 from 6.3% in 1996.

Operating income increased by 70.0% to $16.5 million in 1997 from $9.7 million in 1996 as result of the factors described above. As a percentage of revenue, operating income increased to 8.0% from 7.1% due primarily to the continued leveraging of overhead.

Interest income was $1.4 million in 1997 compared to interest income of $2.2 million in 1996, resulting from a decrease in average invested cash as the Company had deployed cash to select project opportunities and operations.

Income before income taxes and equity income of affiliates increased to $18.0 million in 1997 from $11.9 million in 1996 due to the factors described above.

Provision for income taxes increased to $7.2 million in 1997 from $4.3 million in 1996 due to higher taxable income and an increase in the Company's effective tax rate.

Equity income of affiliates increased to $1,105,000 in 1997 from $604,000 in 1996. This increase is due to three expansions of the H.M. Prison Doncaster (Doncaster, England) in November 1996, March 1997 and July 1997, and a full year of operations for the two court escort contracts that commenced in May 1996.

Net income increased by 43.8% to $11.9 million in 1997 from $8.3 million in 1996 as a result of the factors described above.

FISCAL 1996 COMPARED WITH FISCAL 1995

Revenues increased by 38.6% to $137.8 million in 1996 from $99.4 million in 1995. The increase in revenues in 1996 compared with 1995 is primarily attributable to increased compensated resident days resulting from the increasing occupancy of two facilities that opened in the second half of 1995 (Moore Haven Correctional Facility, Moore Haven, Florida in July 1995 and John
R. Lindsey Unit, Jack County, Texas in September 1995), the opening of two facilities in the first half of 1996 (Willacy County Unit, Willacy County, Texas in January 1996 and Marshall County Correctional Facility, Marshall County, Mississippi in June 1996), the assumption of operational responsibility for an existing facility (Delaware County Prison, Delaware County, Pennsylvania in April 1996) the expansion on one facility (Allen Correctional Center, Kinder, Louisiana) and the temporary double up at another facility (Arthur Gorrie Correctional Centre, Wacol, Australia).

The number of compensated resident days in domestic and Australian facilities increased to 3.6 million in 1996 from 2.4 million in 1995. As a result of the increase in compensated resident days, average facility occupancy in domestic and Australian facilities increased to 96.8% of capacity in 1996 compared to 94.8% in 1995.

Operating expenses increased by 40.8% to $115.8 million in 1996 from $82.3 million in 1995. As a percentage of revenues, operating expenses increased to 84.1%. This increase is primarily attributable to higher operating expenses at the Company's Australian facilities.

Depreciation and amortization increased by 53.4% to $3.5 million in 1996 from $2.3 million in 1995. This increase is due to the increase in capital and deferred charge expenditures resulting from the opening of the new facilities, the assumption of correctional services, the purchase of one facility and the expansions discussed above.

Contribution from operations increased 24.0% to $18.4 million in 1996 from $14.8 million in 1995. As a percentage of revenues, contribution from operations decreased to 13.4% from 14.9%. As discussed above, this decrease is due primarily to the Company's Australian operations.

General and administrative expenses increased by 13.9% to $8.7 million in 1996 from $7.6 million in 1995. This reflects increased business development activities in response to additional interest in the Company's services and increased infrastructure related to current and future corporate growth. General and administrative expenses decreased to 6.3% of total revenues in 1996 from 7.7% in 1995.

Operating income increased by 34.6% to $9.7 million in 1996 from $7.2 million in 1995 as a result of the factors described above. As a percentage of revenue, operating income decreased to 7.1% from 7.3%.

Interest income was $2.2 million in 1996 compared to interest income of $186,000 in 1995. The increase is attributable to interest earned on the proceeds of the January 1996 stock offering.

Income before income taxes and equity (loss) income of affiliates increased to $11.9 million in 1996 from $7.4 million in 1995 due to the factors described above.

Provision for income taxes increased to $4.3 million in 1996 from $2.9 million in 1995 due to higher taxable income.

Equity income (loss) of affiliates increased to $604,000 in 1996 from ($113,000) in 1995. Current and prior year performance reflects the activities of Premier Prison Services, a U.K. joint venture. The increase in current year income results from three expansion at the H.M. Prison Doncaster (Doncaster, England) in November 1995, June 1996 and November 1996, respectively, and income earned from two court escort contracts that were awarded in December 1995 and commenced operations in May 1996.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during the past three fiscal years. While some of the Company's contracts include provisions for inflationary indexing, since personnel costs represent the Company's largest expense in the facilities it manages, inflation could have a substantial adverse effect on the Company's results of operations in the future to the extent that wages and salaries increase at a faster rate than the per diem or fixed rates received by the Company for its management services.*

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE FISCAL YEARS ENDED
           DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            1997                      1996                       1995
                                                    -----------------------------------------------------------------------------

Revenues                                            $     206,930            $       137,784            $       99,431

Operating expenses (including amounts
   related to The Wackenhut Corporation
   ("TWC") of $5,337, $3,693 and $6,008)                  172,031                    115,848                    82,285

Depreciation and amortization                               6,303                      3,532                     2,303
                                                    -----------------------------------------------------------------------------
   Contribution from operations                            28,596                     18,404                    14,843

General and administrative expenses (including
   amounts related to TWC of $1,566, $1,432 and
   $1,264)                                                 12,051                      8,673                     7,614
                                                    -----------------------------------------------------------------------------

   Operating income                                        16,545                      9,731                     7,229

Interest income (including amounts
   related to TWC of ($10), ($40) and
   $172)                                                    1,451                      2,195                       186
                                                    -----------------------------------------------------------------------------
Income before income taxes and equity
   income (loss) of affiliate                              17,996                     11,926                     7,415
Provision for income taxes                                  7,226                      4,269                     2,862
                                                    -----------------------------------------------------------------------------

Income before equity income (loss) of affiliate            10,770                      7,657                     4,553


Equity income  (loss) of affiliate, net of
   income taxes (benefit) of $692, $378 and ($70)           1,105                        604                      (113)
                                                    -----------------------------------------------------------------------------

   Net income                                       $      11,875            $         8,261            $        4,440
                                                    ==============================================================================

Basic earnings per share (Note 9)                   $        0.54            $          0.39            $         0.26
                                                    ==============================================================================
Diluted earnings per share (Note 9)                 $        0.52            $          0.37            $         0.25
                                                    ==============================================================================
Basic weighted average shares outstanding                  22,015                     21,361                    16,850
                                                    ==============================================================================
Diluted weighted average shares outstanding                22,697                     22,128                    17,708
                                                    ==============================================================================

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

 FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995


                                           COMMON STOCK            ADDITIONAL                   CUMULATIVE        TOTAL
                                       NUMBER                        PAID-IN       RETAINED     TRANSLATION    SHAREHOLDERS'
                                      OF SHARES        AMOUNT        CAPITAL       EARNINGS     ADJUSTMENT       EQUITY
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                16,370          $ 164      $    17,720    $ 1,647       $    196       $  19,727
TRANSLATION ADJUSTMENT                      --             --               --         --            (85)            (85)
PROCEEDS FROM STOCK
    OPTION EXERCISES                       709              7              970         --             --             977
TAX BENEFIT RELATED TO
    EMPLOYEE STOCK
    OPTIONS                                 --             --              170         --             --             170
NET INCOME                                  --             --               --      4,440             --           4,440
                                   -----------------------------------------------------------------------------------------
BALANCE,
    DECEMBER 31,1995                    17,079            171           18,860      6,087            111          25,229
TRANSLATION
    ADJUSTMENT                              --             --               --         --            305             305
PROCEEDS FROM STOCK
    OFFERING                             4,600             46           51,535         --             --          51,581
PROCEEDS FROM STOCK
    OPTION EXERCISES                       259              2              764         --             --             766
TAX BENEFIT RELATED TO
    EMPLOYEE STOCK
    OPTIONS                                 --             --            1,827         --             --           1,827
NET INCOME                                  --             --               --      8,261             --           8,261
                                   -----------------------------------------------------------------------------------------
BALANCE,
    DECEMBER 29, 1996                   21,938            219           72,986     14,348            416          87,969
TRANSLATION ADJUSTMENT                      --             --               --         --         (2,572)         (2,572)
PROCEEDS FROM STOCK
    OPTION EXERCISES                       231              3            1,757         --             --           1,760
TAX BENEFIT RELATED TO
    EMPLOYEE STOCK                          --             --            3,263         --             --           3,263
    OPTIONS
NET INCOME                                  --             --               --     11,875             --          11,875
                                   -----------------------------------------------------------------------------------------
BALANCE
    DECEMBER 28, 1997                   22,169          $ 222      $    78,006    $26,223       $ (2,156)      $ 102,295
----------------------------------------------------------------------------------------------------------------------------

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       1997                       1996
                                                              ---------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                $         28,960           $         44,368
     Accounts receivable, net                                           36,755                     24,879
     Other                                                               9,457                      6,066
                                                              ---------------------------------------------------
         Total current assets                                           75,172                     75,313

Property and equipment, net                                             38,754                     18,975
Investments in and advances to affiliates                                7,325                      1,810
Deferred charges, net                                                   14,218                      7,522
Unamortized cost in excess of net assets of
         acquired companies, net                                         2,359                      2,224
Other                                                                    1,375                        967
                                                              ---------------------------------------------------
                                                               $       139,203           $        106,811
                                                              ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                         $      6,160           $          4,020
         Accrued payroll and related taxes                               8,316                      4,558
         Accrued expenses                                               11,717                      3,717
         Current portion of long-term debt                                  12                         12
         Deferred income tax liability, net                                391                        876
                                                              ---------------------------------------------------
              Total current liabilities                                 26,596                     13,183
                                                              ---------------------------------------------------

Deferred income tax liability, net                                      10,099                      5,434
                                                              ---------------------------------------------------

Long-term debt                                                             213                        225
                                                              ---------------------------------------------------

Commitments and contingencies (Note 7)

Shareholders' equity:
         Preferred stock, $.01 par value,
              10,000,000 shares authorized                                 ---                        ---
         Common stock, $.01 par value,
              60,000,000 shares authorized,
              22,168,542 and 21,937,992 shares
              issued and outstanding                                       222                        219
         Additional paid-in capital                                     78,006                     72,986
         Retained earnings                                              26,223                     14,348
         Cumulative translation adjustment                              (2,156)                       416
                                                              ---------------------------------------------------
              Total shareholders' equity                               102,295                     87,969
                                                              ---------------------------------------------------
                                                                  $    139,203             $      106,811
                                                              ===================================================

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
           DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                                 (IN THOUSANDS)



                                                                           1997                1996                1995
                                                                      ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                     $   11,875          $    8,261          $   4,440
         Adjustments to reconcile net income to net cash
         provided by operating activities--
                  Depreciation and amortization expense                      6,303               3,532              2,303
                  Equity (income) loss of affiliates                        (1,797)               (982)               183
         Changes in assets and liabilities -
          (Increase) decrease in assets:
                  Accounts receivable                                      (12,623)             (6,943)            (7,355)
                  Other current assets                                      (3,606)             (2,384)            (1,966)
                  Other assets                                                (201)                 34                (76)
                  Deferred income tax asset                                     --     `            51                 20
                  Unamortized cost in excess of net assets
                    acquired                                                  (782)                 --                 --
          Increase (decrease) in liabilities:
                  Accounts payable and accrued expenses                     10,739               2,003               (238)
                  Accrued payroll and related taxes                          4,027               1,152              1,293
                  Deferred income taxes, net                                 7,442               4,404              2,741
                                                                      ---------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         21,377               9,128              1,345
                                                                      ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investments in affiliates                                          (3,718)               (428)              (372)
         Capital expenditures                                              (23,965)            (12,476)            (2,720)
         Deferred charge expenditures                                       (9,625)             (4,505)            (3,693)
                                                                      ---------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                           (37,308)            (17,409)            (6,785)
                                                                      ---------------------------------------------------------







                                   (Continued)




   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
           DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                   (Continued)


                                                                           1997                1996                1995
                                                                     ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from issuance of common stock                  $         --          $    51,581        $          --
         Proceeds from exercise of stock options                            1,760                  766                  977
         Retirement of debt                                                   (12)                (792)                (381)
         Advances from TWC                                                116,019              102,431               66,502
         Repayments to TWC                                               (116,019)            (102,431)             (66,629)
                                                                     ---------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,748               51,555                  469
                                                                     ---------------------------------------------------------

Effect of exchange rate changes on cash                                    (1,225)                 185                 (101)
                                                                     ---------------------------------------------------------

Net (decrease) increase in cash                                           (15,408)              43,459               (5,072)
Cash, beginning of period                                                  44,368                  909                5,981
                                                                     ---------------------------------------------------------
CASH, END OF PERIOD                                                  $     28,960          $    44,368         $        909
                                                                     =========================================================

SUPPLEMENTAL DISCLOSURES:
         Cash paid during the year for:
              Income taxes                                           $        100          $       976         $      1,156
              Interest                                               $         59          $       114         $         20
         Non-cash activities:
              Impact on equity from tax benefit related to the
              exercise of options issued under the company's
              non-qualified stock option plan                        $      3,263          $     1,827         $        170
                                                                     =========================================================


   The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (TABULAR INFORMATION: IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995

(1)      GENERAL

Wackenhut Corrections Corporation, a Florida corporation, and subsidiaries (Company), a majority owned subsidiary of The Wackenhut Corporation (TWC), is a leading developer and manager of privatized correctional and detention facilities located in the United States, the United Kingdom and Australia.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal 1997, 1996 and 1995 each included 52 weeks.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in 20 percent to 50 percent owned affiliates are accounted for under the equity method. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of related assets. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

UNAMORTIZED COST IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES (GOODWILL)

Goodwill represents the cost of an acquired enterprise in excess of the fair market value of the net tangible and identifiable intangible assets acquired. Goodwill is amortized on a straight-line basis over the period which represents management's estimation of the related benefit to be derived from the acquired business, not to exceed twenty-five years. Accumulated amortization totaled approximately $1.1 million and $969,000 at December 28, 1997 and December 29, 1996, respectively.

DEFERRED CHARGES

Facility start-up costs, which consist of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities, are capitalized and amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

Project development costs consisting of direct and incremental costs paid to unrelated third parties that can be directly associated with a specific anticipated contract are deferred until the anticipated contract has been awarded. At the time the contract is awarded to the Company, the deferred project development costs are either capitalized as part of property and equipment or are amortized over five years as project development costs. Internal costs associated with securing new contracts are expensed as incurred. Project development costs are charged to general and administrative expenses when the success of obtaining a new contract is considered doubtful. Accumulated amortization totaled $7,332,000 and $4,440,000 in Fiscal 1997 and 1996, respectively.

In April 1997, the Financial Accounting Standards Board issued an Exposure Draft that proposed the issuance of a Statement of Position (SOP) on Accounting for the Costs of Start-up Activities. If adopted, this SOP would require the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred. Management expects the effects of adoption would be reported as a cumulative change in accounting principle; thus, any costs previously capitalized would be written off at the time the SOP is adopted. If this SOP is adopted in 1998, the Company anticipates a pre-tax write-off of approximately $18.2 million (or $10.9 million after-tax) to record the cumulative effect of the change in accounting principle.

REVENUES AND OPERATING PROFIT

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis. Except for the major customers noted in the following table, no single customer provided more than 10% of consolidated revenues during Fiscal 1997, 1996 and 1995:

                 CUSTOMER                              1997                    1996                    1995
--------------------------------------------------------------------------------------------------------------------
Various agencies of the State of Texas                   32%                     39%                     37%
Louisiana Department of Public      Safety
and Corrections                                           6%                      9%                     11%
State of Florida Correctional
Privatization Committee                                  13%                      9%                      8%
New South Wales Department of
Corrective Services                                       7%                     10%                     13%
Queensland Corrective Services                            7%                     11%                     13%
Commission
--------------------------------------------------------------------------------------------------------------------

Concentration of credit risk related to accounts receivable is reflective of the related revenues.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year.

EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997 and restatement of prior periods to conform with the new disclosure format. The computation under SFAS 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

FOREIGN CURRENCY TRANSLATION

The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders' equity as a translation adjustment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable, and long-term debt approximates fair value.

INTEREST RATE SENSITIVITY

The Company is exposed to market risks arising from changes in interest rates with respect to a $220 million operating lease facility (Note 7). Monthly lease payments under this facility are indexed to a variable interest rate. Management has determined that a 10% change in the current lease rate would have an immaterial effect on the Company's pre-tax earnings over the next fiscal year.


STOCK-BASED COMPENSATION PLANS

In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows either adoption of a fair value based method of accounting for stock-based compensation or continuation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value method had been adopted are presented in Note 11.

LONG-LIVED ASSETS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires adoption in Fiscal 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires adoption in Fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets.

(3)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at fiscal year end:

(In Thousands)

                                                   YEARS                     1997                     1996
--------------------------------------------------------------------------------------------------------------------
Land                                                --               $         4,527         $         1,698
Building and improvements                         20 - 40                     34,107                  16,430
Equipment                                         3 - 20                       2,786                   2,677
Furniture and fixtures                            3 - 20                       2,307                   1,251
                                                                   --------------------------------------------------
                                                                              43,727                  22,056
Less - accumulated depreciation                                               (4,973)                 (3,081)
                                                                   --------------------------------------------------
                                                                     $        38,754         $        18,975
---------------------------------------------------------------------------------------------------------------------

(4)      DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:

(In Thousands)


                                                    1997                      1996                      1995
---------------------------------------------------------------------------------------------------------------------
Revenues
    Domestic operations                   $         167,223         $        108,245        $          72,852
    International operations                         39,707                   29,539                   26,579
                                        -----------------------------------------------------------------------------
         Total revenues                             206,930                  137,784                   99,431

perating Income
    Domestic operations                              12,388                    7,087                    4,501
    International operations                          4,157                    2,644                    2,728
                                        -----------------------------------------------------------------------------
         Total operating income                      16,545                    9,731                    7,229

Assets
    Domestic operations                             120,538                   96,872                   30,641
    International operations                         18,665                    9,939                    8,199
                                        -----------------------------------------------------------------------------
         Total assets                     $         139,203         $        106,811        $          38,840
---------------------------------------------------------------------------------------------------------------------

The Company's international operations represent its wholly-owned Australian subsidiaries which are pursuing construction and management contracts for correctional and detention facilities. Through its wholly-owned subsidiary, Wackenhut Corrections Corporation Australia Pty. Limited, the Company currently manages three correctional facilities, four immigration detention centers, and the State of Victoria's Correctional health care services.

The Company's 50% owned United Kingdom joint venture (Premier Prison Services, Ltd.), accounted for under the equity method, commenced management of a correctional facility in Fiscal 1994 and two court escort and transport contracts in Fiscal 1996. Equity in the undistributed income (loss) for Fiscal 1997, 1996, and 1995 was $1,797,000, $982,000, and ($183,000), respectively.

A summary of financial data for the Company's equity affiliate is as follows:

(In Thousands)

                                                          1997                  1996                     1995
-----------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                           $       51,009          $      28,953             $     17,705
Operating income (loss)                                     3,884                  1,764                     (357)
Net income (loss)                                           2,209                  1,208                     (225)

BALANCE SHEET DATA
Current Assets                                             14,595                 13,145                    1,783
Noncurrent Assets                                             517                    538                      509
Current liabilities                                         8,115                  8,518                    3,702
Noncurrent liabilities                                      4,029                  5,075                       --
Stockholders' equity/(deficit)                     $        2,968          $          90             $     (1,410)
-----------------------------------------------------------------------------------------------------------------

The Company provided management services to the U.K. affiliate in Fiscal 1997 and 1996. The management fees for such services totaled $484,000 and $450,000 for Fiscal 1997 and 1996, respectively.

(5)      INCOME TAXES

The provision for income taxes in the consolidated statements of income consists of the following components:

(In Thousands)

                                                   1997                     1996                    1995
-------------------------------------------------------------------------------------------------------------
Federal Income Taxes:
    Current                                  $           175            $          --         $            --
    Deferred                                           6,131                    3,588                   2,497
                                             ----------------------------------------------------------------
                                                       6,306                    3,588                   2,497
                                             ----------------------------------------------------------------
State Income Taxes:
    Current                                              300                       30                      30
    Deferred                                             620                      488                     335
                                             ----------------------------------------------------------------
                                                         920                      518                     365
Foreign Income Taxes                                      --                      163                      --
                                             ----------------------------------------------------------------
         Total                               $         7,226            $       4,269          $        2,862
                                             ----------------------------------------------------------------

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.

The principal temporary differences and their tax effects are summarized as follows:

(In Thousands)


                                                      1997                     1996                    1995
----------------------------------------------------------------------------------------------------------------------

Amortization of deferred charges                 $     2,921          $         1,561         $         1,605
Income of foreign subsidiary                           1,681                      617                   1,062
Accrued liabilities                                   (1,136)
NSO benefit, booked to equity                          3,263                    1,827                     170
Other, net                                                22                       71                      (5)
                                             -------------------------------------------------------------------------
                                                 $     6,751          $         4,076         $         2,832
----------------------------------------------------------------------------------------------------------------------

A reconciliation of the statutory U.S. federal tax rate (35.0% in 1997, 34.0% in 1996 and 1995) and the effective income tax rate is as follows:

(In Thousands)


                                                       1997               1996                  1995
-----------------------------------------------------------------------------------------------------------------
Provision using statutory
    federal income tax rate                         $   6,299          $   4,054           $     2,521
State income tax                                          818                508                   354
Effect of foreign operations, net
    of foreign income tax provision                      --                 (264)                   --
Other, net                                                109                (29)                  (13)
                                             --------------------------------------------------------------------
                                                    $   7,226          $   4,269           $     2,862
-----------------------------------------------------------------------------------------------------------------

The components of the net current deferred income tax liability/ (asset) at fiscal year end are as follows:

(In Thousands)


                                                          1997                          1996
----------------------------------------------------------------------------------------------------------------
Uniforms                                            $           244                $         160
Accrued vacation                                               (291)                        (123)
Deferred charges                                              1,630                          895
Accrued liabilities                                          (1,192)                         (56)
                                                    -------------------------------------------------------------
                                                    $           391                $         876
-----------------------------------------------------------------------------------------------------------------

The components of the net non-current deferred income tax liability at fiscal year end are as follows:

(In Thousands)


                                                           1997                          1996
-----------------------------------------------------------------------------------------------------------------
Deferred charges                                       $     4,909                    $    2,724
Income of foreign subsidiaries
    and affiliates                                           5,284                         2,911
Other, net                                                     (94)                         (201)
                                                    -------------------------------------------------------------
                                                       $    10,099                    $    5,434
-----------------------------------------------------------------------------------------------------------------

As of December 28, 1997, the Company had federal and state net operating loss carryforwards of approximately $4,616,000, and $4,051,000, respectively. The federal net operating losses will expire between 2010 and 2011, while certain state net operating losses will expire between 2000 and 2011.

Utilization of net operating losses in future years may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Such limitations, if any, are not expected to impact the ultimate utilization of the carryforwards.

The Company's loss carryforwards are attributable to compensation deductions on its income tax return which were not recognized for financial accounting purposes. The exercise of non-qualified stock options which have been granted under the Company's stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant. In accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in-capital. In the years ended December 28, 1997 and December 29, 1996, such deductions resulted in significant federal and state deductions which may be carried forward. Utilization of such deductions will increase additional paid-in-capital.

(6)      LONG-TERM DEBT

Long-term debt consists of the following:

(In Thousands)

                                          1997                      1996
------------------------------------------------------------------------------
Note payable for property - 8%        $    225                  $     237
Less - current portion                      12                         12
                                      -----------------------------------------
                                      $    213                  $     225
-------------------------------------------------------------------------------

In June 1994, the Company signed an unsecured note payable in the amount of $262,000 for the purchase of land for the construction of a correctional facility. The note bears interest at 8.0% and matures in July 2009. The Company makes monthly principal and interest payments of $2,504.

In June 1997, the Company entered into a $30,000,000 multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5,000,000 for the issuance of standby letters of credit. Indebtedness under this facility will bear interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 1/2 of 1%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. As of December 28, 1997, no amounts were outstanding under this facility. However, at December 28, 1997, the Company had four standby letters of credit outstanding with a bank in an aggregate amount of approximately $222,000.

Aggregate annual maturities of long-term debt are as follows:

(In Thousands)

--------------------------------------------------------------------------------
FISCAL YEAR                                             ANNUAL MATURITY
--------------------------------------------------------------------------------
1998                                                       $      12
1999                                                              13
2000                                                              15
2001                                                              16
2002                                                              17
Thereafter                                                       152
                                                    ----------------------------
                                                           $     225
--------------------------------------------------------------------------------

(7)      COMMITMENTS AND CONTINGENCIES

The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

The Company leases correctional facility office space, computers and vehicles under non-cancelable operating leases expiring between 1998 and 2002. The future minimum commitments under these leases are as follows:

(In Thousands)

FISCAL YEAR                                              ANNUAL RENTAL
--------------------------------------------------------------------------------
1998                                                       $    5,544
1999                                                            5,307
2000                                                            4,820
2001                                                            4,517
2002                                                            4,093
                                                  ------------------------------
                                                           $   24,281
--------------------------------------------------------------------------------

In December 1997, the Company also entered into an $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of December 28, 1997, approximately $69 million of properties were under development under this facility.

Rent expense was approximately $3,351,000, $2,143,000 and $1,512,000 for Fiscal 1997, 1996, and 1995 respectively.

The Company contracted with third parties to provide meals for inmates at two correctional facilities operated by the Company under agreements expiring in 1995 and 1996. Food service expense related to these agreements was $53,000 and $580,000 in Fiscal 1996 and 1995 respectively.

(8)   COMMON AND PREFERRED STOCK

On April 25, 1996, the Company's Board of Directors declared a two-for-one split effected in the form of a 100% common stock dividend paid on June 4, 1996. Except as otherwise noted, all share data relating to the Company's common stock has been restated to reflect the two-for-one stock split.

In April 1994, the Company's Board of Directors authorized 10,000,000 shares of "blank check" preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

The Company follows the practice of recording amounts received upon the exercise of stock options by crediting common stock and additional paid-in-capital. No charges are reflected in the consolidated statements of income as a result of the grant of stock options, since all grants under the Company's stock option plans (Note 11) have been made at not more than the fair value at the date of grant. The Company realizes an income tax benefit from the exercise of certain stock options of the Company's non-qualified stock options. Since no compensation cost resulted from the grant of stock options in Fiscal 1997 and 1996, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

(9)      EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share in accordance with SFAS 128 and the effects on income and the weighted average number of shares of potential dilutive common stock. The number of shares used in the calculations for 1996 and 1995 reflect a 100% common stock dividend paid on June 4, 1996.

(In Thousands, except per share data)


-----------------------------------------------------------------------------------------------------------------------------
                                               1997                           1996                           1995
                                    -----------------------------------------------------------------------------------------
                                       INCOME        SHARES           INCOME        SHARES           INCOME        SHARES
                                    -----------------------------------------------------------------------------------------
NET INCOME                            $ 11,875                       $   8,261                    $     4,440

BASIC EPS:
    Income available to common
    shareholders                      $ 11,875         22,015        $   8,261        21,361      $     4,440       16,850
    Per share amount                  $   0.54                       $    0.39                    $      0.26

EFFECT OF DILUTIVE SECURITIES:        $  (0.02)           682        $   (0.02)          767      $     (0.01)         858

DILUTED EPS:
    Income available to common
    shareholders                      $ 11,875         22,697        $   8,261        22,128      $     4,440       17,708
    Per share amount                  $   0.52                       $    0.37                    $      0.25
-----------------------------------------------------------------------------------------------------------------------------

(10)     RELATED PARTY TRANSACTIONS

Related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense.

The Company incurred the following expenses related to transactions with TWC in the following years:

(In Thousands)

----------------------------------------------------------------------------------------------------------------------
Description                                           1997                     1996                    1995
----------------------------------------------------------------------------------------------------------------------
Food services                                       $    461               $      450         $         3,903
General and administrative expenses                    1,200                    1,100                   1,093
Casualty insurance premiums                            4,957                    3,306                   2,169
Interest (income) charges                                 10                       40                    (172)
Rent                                                     285                      269                     106
                                             -------------------------------------------------------------------------
                                                    $  6,913               $    5,165         $         7,099
----------------------------------------------------------------------------------------------------------------------

Food services represent charges for meals for inmates at certain correctional facilities operated by the Company. In third quarter 1995, the Company began to provide its own in-house food services at all but one of its facilities. General and administrative expenses represent charges for management and support services. Beginning in Fiscal 1994, TWC provided various general and administrative services to the Company under a Services Agreement. The Agreement expired December 31, 1997 and provides for one year renewal periods at the Company's option. Expenses under the Agreement for Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $1,200,000, $1,100,000 and $1,093,000, respectively. Casualty insurance premiums related to workers' compensation, general liability and automobile insurance coverage are provided through an insurance subsidiary of TWC. In addition, the Company is charged or charges interest on intercompany indebtedness at rates which reflect TWC's average interest costs on long-term debt, exclusive of mortgage financing. For purposes of computing interest expense (income) is calculated based on the average intercompany indebtedness. The Company's corporate offices are located in TWC's corporate office building for which it is allocated rent based upon space occupied under separate lease agreements.

Management believes that the difference between these expenses and those that would have been incurred on a stand alone basis is not material.

(11)     STOCK OPTIONS

The Company has three stock option plans, the Wackenhut Corrections Corporation 1994 Stock Option Plan (First Plan), the Wackenhut Corrections Corporation Stock Option Plan (Second Plan) and the 1995 Non-Employee Director Stock Option Plan (Third Plan).

Under the First Plan, the Company may grant up to 897,600 shares of common stock to key employees and consultants. All options granted under this plan are exercisable at the fair market value of the common stock at date of grant, vest 100% after a minimum of six months and no later than ten years after the date of grant.

Under the Second Plan, the Company may grant options to key employees for up to 1,500,000 shares of common stock. Under the terms of this plan, the exercise price per share and vesting period is determined at the sole discretion of the Board of Directors. All options that have been granted under this plan are exercisable at the fair market value of the common stock at date of grant. Generally, the options vest and become exercisable ratably over a five-year period, beginning immediately on the date of grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% after a minimum of six months. All options under the Second Plan expire no later than ten years after the date of grant.

Under the Third Plan, the Company may grant up to 60,000 shares of common stock to non-employee directors of the Company. Under the terms of this plan, options are granted at the fair market value of the common stock at date of grant, become 100% exercisable immediately, and expire ten years after the date of grant.

A summary of the status of the Company's three stock option plans as of December 31, 1995, December 29, 1996, and December 28, 1997, and changes during the years then ended is presented below:

                                              1997                        1996                         1995
                                      ------------------------    ------------------------     -----------------------
                                                    WTD. AVG.                   WTD. AVG.                   WTD. AVG.
                                       SHARES       EXERCISE       SHARES       EXERCISE       SHARES       EXERCISE
                                                     PRICE                       PRICE                       PRICE
------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year
                                       987,534    $     7.13     1,210,132    $     5.58      1,595,726   $     2.32
Granted                                156,500         21.03        60,000         22.63        343,000        11.90
Exercised                              230,550          7.16       258,598          2.96        709,394         1.38
Forfeited/Canceled                      22,000         11.88        24,000         12.77         19,200         2.32
                                    -------------               -------------               -------------
Options outstanding at end of
year                                   891,484          9.44       987,534          7.13      1,210,132         5.58
                                    =============               =============               =============

Options exercisable at year end        629,084         --          744,734            --        939,732           --
                                    =============               =============               =============


The following table summarizes information about the stock options outstanding at December 28, 1997:


                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                ---------------------------------------------------    ------------------------------------
                                    Number           Wtd Avg           Wtd Avg              Number             Wtd Avg
                                 Outstanding        Remaining           Exercise         Exercisable           Exercise
RANGE OF EXERCISE PRICES         at 12/28/97     Contractual Life         Price          at 12/28/97            Price
----------------------------    --------------- -------------------    ------------    -----------------    ---------------

       $1.20 - $3.75                 496,984             6.3               $ 3.54             496,984         $     3.54
      $11.88 - $13.75                189,600             7.9                11.91              77,600              11.97
      $16.63 - $16.88                 15,000             9.2                16.77               7,000              16.86
      $20.25 - $29.56                189,900             8.9                21.84              47,500              22.12
                                ---------------                                        --------------
                                     891,484                                                  629,084
                                ===============                                        ==============

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

PRO FORMA DISCLOSURES                                             1997                            1996
--------------------------------------------------------------------------------------------------------------------

Pro forma net earnings                                         $11,197                          $7,750
Pro forma basic net earnings per share                            0.51                            0.37
Pro forma diluted net earnings per share                          0.49                            0.35
Pro forma weighted average fair
     value of options granted                                   $11.07                          $11.80
Risk free interest rates                                      5.52% - 5.70%                  6.25% - 6.55%
Expected lives                                                 4 -8 years                      4 - 8 years
Expected volatility                                                48%                            46%
---------------------------------------------------------------------------------------------------------------------

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(12)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 28, 1997 and December 29, 1996 is as follows:

(In Thousands, except per share data)

                                                FIRST               SECOND                THIRD               FOURTH
                                               QUARTER              QUARTER              QUARTER              QUARTER
----------------------------------------------------------------------------------------------------------------------------
1997
REVENUES                                     $   41,227            $   51,509          $   55,104           $   59,090
OPERATING INCOME                                  3,272                 3,789               4,801                4,683
NET INCOME                                        2,581                 2,723               3,188                3,383
BASIC EARNINGS PER SHARE                           0.12                  0.12                0.14                 0.15
DILUTED EARNINGS PER SHARE                         0.11                  0.12                0.14                 0.15

1996
REVENUES                                     $   29,433            $   33,416          $   36,785           $   38,149
OPERATING INCOME                                  1,719                 1,913               2,939                3,160
NET INCOME                                        1,468                 1,814               2,411                2,568
BASIC EARNINGS PER SHARE                           0.07                  0.08                0.11                 0.12
DILUTED EARNINGS PER SHARE                         0.07                  0.08                0.11                 0.11
----------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF WACKENHUT CORRECTIONS CORPORATION:

We have audited the accompanying consolidated balance sheets of Wackenhut Corrections Corporation (a Florida corporation) and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wackenhut Corrections Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
West Palm Beach, Florida,
February 6, 1998.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of Wackenhut Corrections Corporation:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals. They include amounts based on judgments and estimates.

Representation in the financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management's responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that the Company's assets are controlled and safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.

The financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose appointment was ratified by shareholders. Their report expresses a professional opinion as to whether management's financial statements considered in their entirety present fairly, in conformity with generally accepted accounting principles, the Company's financial position and results of operations. Their audit was conducted in accordance with generally accepted auditing standards. As part of this audit, Arthur Andersen LLP considered the Company's system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the financial statements.

The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent public accounts and the Company's internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.



George R. Wackenhut                                  John G. O'Rourke
Chairman                                             Senior Vice President
                                                     Chief Financial Officer
                                                     and Treasurer

                                    PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included in Part I, hereto) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

                                     PART IV

ITEM  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         1.       Financial Statements.

                  Report of Independent Certified Public Accountants - Page 46

                  Consolidated Balance Sheets - December 28, 1997 and December 29, 1996 - Page 29

                  Consolidated Statements of Income - Fiscal years ended December 28, 1997 December 29, 1996 and December 31, 1995 - Page 27

                  Consolidated Statements of Cash Flows - Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995
                  - Pages 30 - 31

                  Consolidated Statements of Shareholders' Equity - Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 - Page 28

                  Notes to Consolidated Financial Statements - Pages 32 - 45

         2.       Financial Statement Schedules.

                  Schedule II - Valuation and Qualifying Accounts - Page 52

                  All schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

         3. Exhibits. The following exhibits are filed as part of this Annual Report:

       EXHIBIT
       NUMBER                               DESCRIPTION
       -------                              -----------

       3.1**     Amended and Restated Articles of Incorporation of the Company dated May 16, 1994.

       3.2**     Bylaws of the Company.

       4.1*      Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation,
                 Nations Bank, National Association, Scotia Banc Inc. and the Leders Party thereto from time to time.

       4.2*      Amended and Restated Participation Agreement, dated June 19, 1997, among Wackenhut Corrections Corporation, First
                 Security Bank, National Association, the Various Bank and other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association.

       4.3*      Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Correction Corporation.

       4.4*      Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and
                 Nations Bank, National Association.

       4.5*      Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among, Nations Bank, National Association, and the other financial institutions parties thereto and First Security Bank, National Association.

      10.1+**    Wackenhut Corrections Corporation Stock Option Plan.

      10.2+**    Wackenhut Corrections Corporation 1994 Stock Option Plan.

      10.3+**    Form of Indemnification Agreement between the Company and its Officers and Directors.

      10.4+***   Wackenhut Corrections Corporation Senior Officer Retirement Plan.

      10.5+***   Wackenhut Corrections Corporation Director Deferral Plan.

      10.6+***   Wackenhut Corrections Corporation Senior Officer Incentive Plan.

      10.7       Services Agreement dated as of January 3, 1994 between the Company and TWC (incorporated by reference to Exhibit
                 10.4 of the Company's Registration Statement on Form S-1, as amended, Registration Number 33-79264).

      10.8***    Services Agreement effective as of January 1, 1996 between the Company and TWC.

      10.9       Lease Agreement effective as of January 3, 1994 between the Company and TWC (incorporated by reference to Exhibit
                 10.5 of the Company's Registration Statement on Form S-1, as amended, Registration Number 33-79264)

      10.10      Revolving Credit Facility Agreement dated December 12, 1994 between the Company and Barnett Bank of South Florida,
                 N.A. (incorporated by reference to Exhibit 10.106 of the Company's Annual Report on Form 10-K for the Fiscal Year
                 ended January 1, 1995).

      21.1***    Subsidiaries of the Company.

      24.1*      Powers of Attorney. (Included as part of the signature page hereto.)

      27.1       Financial Date Schedule (for SEC use only).

----------

*        Filed herewith.

** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-79264)

*** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-80785)

+ Management contract or compensatory plan, contract or agreement as defined in Item 402(a) (3) of Regulation S-K.

         (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WACKENHUT CORRECTIONS CORPORATION



Date: February 20, 1998              /s/ John G. O'Rourke
                                     -------------------------------------
                                     JOHN G. O'ROURKE
                                     Senior Vice President - Finance, Treasurer
                                       and Chief Financial Officer

     Each person whose signature appears below hereby constitutes and appoints George C. Zoley, John G. O'Rourke and David N.T. Watson and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: February 20, 1998              /s/ George C. Zoley
                                     ------------------------------------------
                                     GEORGE C. ZOLEY
                                     Vice Chairman of the Board and Chief
                                       Executive Officer

                                     (principal executive officer)


Date: February 20, 1998              /s/ John G. O'Rourke
                                     ------------------------------------------
                                     JOHN G. O'ROURKE
                                     Senior Vice President - Finance, Treasurer
                                       and Chief Financial Officer

                                     (principal financial officer)



Date: February 20, 1998              /s/ David N.T. Watson
                                     ------------------------------------------
                                     DAVID N.T. WATSON
                                     Controller, Chief Accounting Officer, and
                                       Assistant Treasurer

                                     (principal accounting officer)


Date: February 20, 1998               /s/ George R. Wackenhut
                                     ------------------------------------------
                                     GEORGE R. WACKENHUT
                                     Director

                                     /s/ Richard R. Wackenhut
                                     ------------------------------------------
Date:  February 20, 1998             RICHARD R. WACKENHUT
                                     Director


                                     /s/Norman A. Carlson
                                     -----------------------------
Date:  February 20, 1998             NORMAN A. CARLSON
                                     Director


                                     /s/Benjamin R. Civiletti
                                     -----------------------------
Date:  February 20, 1998             BENJAMIN R. CIVILETTI
                                     Director


                                     /s/Manuel J. Justiz
                                     -----------------------------
Date:  February 20, 1998             MANUEL J. JUSTIZ
                                     Director


                                     /s/John F. Ruffle
                                     -----------------------------
Date:  February 20, 1998             JOHN F. RUFFLE
                                     Director



                                     /s/Anthony P. Travisono
                                     -----------------------------
Date:  February 20, 1998             ANTHONY P. TRAVISONO
                                     Director

                                   SCHEDULE II

                        WACKENHUT CORRECTIONS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

      FOR THE FISCAL YEARS ENDED, DECEMBER 28, 1997, DECEMBER 29, 1996 AND
                               DECEMBER 31, 1995

                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------
                                     BALANCE AT        CHARGED TO         CHARGED         DEDUCTIONS,       BALANCE AT
                                      BEGINNING         COST AND         TO OTHER           ACTUAL            END OF
           DESCRIPTION                OF PERIOD         EXPENSES         ACCOUNTS        CHARGE-OFFS          PERIOD
           -----------              --------------    -------------    -------------    --------------    --------------
YEAR ENDED DECEMBER 28, 1997:
   Allowance for doubtful accounts     $    --          $   1,745        $      --         $  (1,118)        $     627

YEAR ENDED DECEMBER 29, 1996:
   Allowance for doubtful accounts     $                $                $                 $                 $

YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful              $                $                $                 $                 $

-------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                               DESCRIPTION
      --------                             -----------


       3.1**     Amended and Restated Articles of Incorporation of the Company dated May 16, 1994.

       3.2**     Bylaws of the Company.

       4.1*      Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation,
                 Nations Bank, National Association, Scotia Banc Inc. and the Leders Party thereto from time to time.

       4.2*      Amended and Restated Participation Agreement, dated June 19, 1997, among Wackenhut Corrections Corporation, First
                 Security Bank, National Association, the Various Bank and other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and Nations Bank, National Association.

       4.3*      Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Correction Corporation.

       4.4*      Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and
                 Nations Bank, National Association.

       4.5*      Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among, Nations Bank, National Association, and the other financial institutions parties thereto and First Security Bank, National Association.

      10.1+**    Wackenhut Corrections Corporation Stock Option Plan.

      10.2+**    Wackenhut Corrections Corporation 1994 Stock Option Plan.

      10.3+**    Form of Indemnification Agreement between the Company and its Officers and Directors.

      10.4+***   Wackenhut Corrections Corporation Senior Officer Retirement Plan.

      10.5+***   Wackenhut Corrections Corporation Director Deferral Plan.

      10.6+***   Wackenhut Corrections Corporation Senior Officer Incentive Plan.

      10.7       Services Agreement dated as of January 3, 1994 between the Company and TWC (incorporated by reference to Exhibit
                 10.4 of the Company's Registration Statement on Form S-1, as amended, Registration Number 33-79264).

      10.8***    Services Agreement effective as of January 1, 1996 between the Company and TWC.

      10.9       Lease Agreement effective as of January 3, 1994 between the Company and TWC (incorporated by reference to Exhibit
                 10.5 of the Company's Registration Statement on Form S-1, as amended, Registration Number 33-79264)

      10.10      Revolving Credit Facility Agreement dated December 12, 1994 between the Company and Barnett Bank of South Florida,
                 N.A. (incorporated by reference to Exhibit 10.106 of the Company's Annual Report on Form 10-K for the Fiscal Year
                 ended January 1, 1995).

      21.1***    Subsidiaries of the Company.

      24.1*      Powers of Attorney. (Included as part of the signature page hereto.)

      27.1       Financial Date Schedule (for SEC use only).