Form 10-Q
period 1998-03-29
WACKENHUT CORRECTIONS CORP
filed 1998-05-12
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 29, 1998


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

                                      Yes  [X]      No    [ ]

At April 22, 1998, 22,230,497 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 29, 1998 AND MARCH 30, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THIRTEEN WEEKS ENDED
                                                                ---------------------------------
                                                                MARCH 29, 1998     MARCH 30, 1997
                                                                --------------     --------------
Revenues                                                           $71,269            $41,227

Operating expenses (including amounts related
         to Parent of $1,989 and $1,565)                            59,258             34,400

Depreciation and amortization                                        2,667              1,148
                                                                   -------            -------
         Contribution from operations                                9,344              5,679

G&A expense (including amounts related to
         The Wackenhut Corp. of $542 and $385)                       3,788              2,407
                                                                   -------            -------
         Operating income                                            5,556              3,272

Interest income (including interest (expense)
          income related to The Wackenhut Corp. of
          $35 and ($50))                                               245                532
                                                                   -------            -------
Income before income taxes and equity
         income of affiliates                                        5,801              3,804

Provision for income taxes                                           2,368              1,469
                                                                   -------            -------

Income before equity income of affiliates                            3,433              2,335

Equity income of affiliates, net of income tax
provision of $172 and $154                                             264                246
                                                                   -------            -------

         Net income                                                $ 3,697            $ 2,581
                                                                   =======            =======

Basic earnings per share                                           $  0.17            $  0.12
                                                                   =======            =======
Diluted earnings per share                                         $  0.16            $  0.11
                                                                   =======            =======

Basic weighted average shares outstanding                           22,185             21,945
                                                                   =======            =======
Diluted weighted average shares outstanding                         22,816             22,600
                                                                   =======            =======




The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 29, 1998 AND DECEMBER 28, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          March 29,            December 28,
                                                                            1998                   1997
                                                                          ---------             ---------
                                                                         (UNAUDITED)
ASSETS
Current Assets:
         Cash                                                             $  22,543             $  28,960
         Accounts receivable                                                 48,103                36,755
         Other                                                               13,566                 9,457
                                                                          ---------             ---------
                  Total current assets                                       84,212                75,172

         Property and equipment, net                                         39,150                38,754
         Investments in and advances to affiliates                            7,505                 7,325
         Deferred charges, net                                               12,118                14,218
         Unamortized cost in excess of net assets
            of acquired companies, net                                        2,316                 2,359
         Other                                                                2,501                 1,375
                                                                          ---------             ---------
                                                                          $ 147,802             $ 139,203
                                                                          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                 $   5,550             $   6,160
         Accrued payroll and related taxes                                    7,251                 8,316
         Accrued expenses                                                    14,557                11,717
         Deferred tax liability, net                                            891                   391
         Current portion of long-term debt                                       12                    12
                                                                          ---------             ---------
                  Total current liabilities                                  28,261                26,596
                                                                          ---------             ---------

Deferred income taxes, net                                                   10,093                10,099

                                                                          ---------             ---------
Long-term debt                                                                  210                   213
                                                                          ---------             ---------

Shareholders' equity:
         Preferred stock, $.01 par value,
             10,000,000 shares authorized                                        --                    --
         Common stock, $.01 par value,
             30,000,000 shares authorized,
             22,223,297 and 22,168,542 shares
             issued and outstanding                                             222                   222
         Additional paid-in capital                                          80,908                78,006
         Retained earnings                                                   29,920                26,223
         Cumulative translation adjustment                                   (1,812)               (2,156)
                                                                          ---------             ---------
                  Total shareholders' equity                                109,238               102,295
                                                                          =========             =========
                                                                          $ 147,802             $ 139,203
                                                                          =========             =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 29,1998 AND MARCH 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  THIRTEEN WEEKS ENDED
                                                                                          -----------------------------------
                                                                                          MARCH 29, 1998       MARCH 30, 1997
                                                                                          --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                          $  3,697             $  2,581
         Adjustments to reconcile net income to net cash (used in)
         provided by operating activities--
                  Depreciation  and amortization expense                                        2,667                1,148
                  Equity income of affiliates                                                    (436)                (400)
         Changes in assets and liabilities --
           (Increase) decrease in assets:
                  Accounts receivable                                                         (10,740)              (3,321)
                  Deferred income tax, asset                                                       --                  307
                  Other current assets                                                         (1,841)              (3,922)
                  Other assets                                                                 (1,077)              (4,284)
            Increase (decrease) in liabilities:

                  Accounts payable and accrued expenses                                         2,120                  457
                  Accrued payroll and related taxes                                            (1,100)                (561)
                  Deferred income taxes, net                                                    2,364                1,291
                                                                                             --------             --------
           NET CASH USED IN OPERATING ACTIVITIES                                               (4,346)              (6,704)
                                                                                             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Investments in affiliates                                                               (222)                (788)
         Capital expenditures                                                                  (1,346)              (2,557)
         Deferred charge expenditures                                                          (1,674)              (3,336)
                                                                                             --------             --------
           NET CASH USED IN INVESTING ACTIVITIES                                               (3,242)              (6,681)
                                                                                             --------             --------




                                   (Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 29, 1998 AND MARCH 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (Continued)

                                                                                     THIRTEEN WEEKS ENDED
                                                                            -----------------------------------
                                                                            MARCH 29, 1998       MARCH 30, 1997
                                                                            --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                               $  1,031             $    136
         Retirement of debt                                                          (3)                  (2)
         Advances from The Wackenhut Corporation                                 14,425               15,725
         Repayments to The Wackenhut Corporation                                (14,425)             (15,725)
                                                                               --------             --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,028                  134
                                                                               --------             --------

Effect of exchange rate changes on cash                                             143                  (13)
Net decrease in cash                                                             (6,417)             (13,264)
Cash, beginning of period                                                        28,960               44,368
                                                                               --------             --------
CASH, END OF PERIOD                                                            $ 22,543             $ 31,104
                                                                               ========             ========
SUPPLEMENTAL DISCLOSURES:
           Impact on equity from tax benefit related to the
           exercise of options issued under the company's non-
           qualified stock option plan                                         $  1,871             $     --
                                                                               ========             ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 for the fiscal years ended December 28, 1997 , December 29, 1996, and December 31, 1995 except as noted below in footnote 3. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:

                                                   THIRTEEN WEEKS ENDED
                                            ----------------------------------
                                            MARCH 29, 1998      MARCH 30, 1997
                                            --------------      --------------
                                                      (in thousands)

REVENUES
       Domestic operations                      $58,841            $33,596
       International operations                  12,428              7,631
                                                =======            =======
        Total revenues                          $71,269            $41,227
                                                =======            =======

OPERATING INCOME
      Domestic operations                       $ 4,571            $ 2,232
      International operations                      985              1,040
                                                -------            -------
         Total operating income                 $ 5,556            $ 3,272
                                                =======            =======


IDENTIFIABLE ASSETS                        MARCH 29, 1998     DECEMBER 28, 1997
                                           --------------     -----------------
                                                    (in thousands)
      Domestic operations                    $124,893            $120,538
      International operations                 22,909              18,665
                                             ========            ========
         Total identifiable assets           $147,802            $139,203
                                             ========            ========



3.        DEFERRED CHARGES

Through December 28, 1997, the Company capitalized and amortized facility start-up costs, consisting of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities, on a straight-line basis over the lessor of the original contract term plus renewals or five years. Effective December 29, 1997, the Company modified this policy to amortize facility start-up costs over the lesser of the initial contract term or five years. Had this policy been followed in prior periods, the impact would have been immaterial.

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company

                        WACKENHUT CORRECTIONS CORPORATION

anticipates a pre-tax write-off of existing unamortized start-up costs of approximately $18.2 million (or $10.9 million after-tax) to record the cumulative effect of the change in accounting principle.

4.        COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective December 29, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

Thirteen Weeks Ended

                                                                            March 29,          March 30,
                                                                              1998               1997
                                                                             -------            -------
Net Income                                                                   $ 3,697            $ 2,581
Foreign currency translation adjustments, net of income tax
(expense)/benefit of ($237) and $46, respectively                                344                (73)
                                                                             -------            -------
     Comprehensive income                                                    $ 3,901            $ 2,508
                                                                             =======            =======


5.        SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by the Company. The Company received approximately $42 million for the three facilities owned by it and for its right to acquire four of the other five facilities and realized a profit on the sale of approximately $18 million which will be amortized over the ten-year lease term. The eighth facility was purchased directly from the government entity. Subsequent to the purchase, CPV is leasing these eight facilities to the Company. CPV was also granted the option to acquire three additional correctional facilities currently under development by the Company and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company.

6.        EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except share data).

                                                                                Thirteen Weeks Ended
                                                                March 29, 1998                       March 30, 1997
                                                        ------------------------------        --------------------------
                                                          Income              Shares            Income           Shares
                                                        ------------------------------        --------------------------
Net Income                                              $   3,697                               $ 2,581

Basic EPS:

     Income available to common shareholders            $   3,697             22,185            $ 2,581          21,945
     Per share amount                                   $    0.17                                               $  0.12

Effect of Dilutive Securites:                           $    0.01                631            $  0.01             655

Diluted EPS:

     Income available to common shareholders            $   3,697             22,816            $ 2,581           22,600
     Per share amount                                   $    0.16                                               $  0.11



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, filed with the Securities and Exchange Commission on February 20, 1998, for further discussion and analysis of information pertaining to the Corporation's results of operations, liquidity and capital resources.

On April 28, 1998, the Company sold three facilities and its right to acquire four additional facilities to Correctional Properties Trust for approximately $42 million, resulting in a net profit of approximately $18 million which will be amortized over the ten-year lease term. In connection with the sale, the Company entered into a ten-year lease with CPV for eight correctional and detention facilities currently operated by the Company.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the April 23, 1998 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997:

Revenues increased by 72.9% to $71.3 million in the thirteen weeks ended March 29, 1998 ("First Quarter 1998") from $41.2 million in the thirteen weeks ended March 30, 1997 ("First Quarter 1997"). Approximately $29.8 million of the increase in revenues in First Quarter 1998 compared to First Quarter 1997 is attributable to increased compensated resident days resulting from the opening of thirteen facilities in 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997; Travis County Community Justice Center, Travis County, Texas in March 1997; Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997; Queens Private Correctional Facility, Queens, New York in March 1997; Fulham Correctional Center, Victoria, Australia in March 1997; Villawood Detention Center, Sydney, Australia in October 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Center, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; Port Hedland Detention Centre, Port Hedland, Australia in December 1997; Central Valley Community Correctional Facility, McFarland, California in December 1997; Desert View Community Correctional Facility, Adelanto, California in December 1997; and Golden State Community Correctional Facility, McFarland, California in December 1997), and with the opening of four facilities in the First Quarter 1998: (Ronald "Opie" McPherson Correctional Facility, Newport, Arkansas in January 1997; Scott Grimes Correctional Facility, Newport, Arkansas in January 1997; Karnes County Correctional Center, Karnes City, Texas, in January 1997; and Broward Work Release Center, Broward County, Florida in February 1998). The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 1,540,572 in First Quarter 1998 from 963,788 in First Quarter 1997. Compensated resident days in Australian facilities increased to 227,284 from 107,198 for the comparable periods. The average facility occupancy in domestic facilities was 95.6% of capacity in First Quarter 1998 compared to 97.6% in First Quarter 1997. This slight decrease was due primarily to the ramp-up of four new facilities during First Quarter 1998.

Operating expenses increased by 72.3% to $59.3 million in First Quarter 1998 compared to $34.4 million in First Quarter 1997. This increase primarily reflected the seventeen facilities that were opened in 1997 and 1998, as described above.

Depreciation and amortization increased by 132.3% to $2.7 million in First Quarter 1998 from $1.1 million in First Quarter 1997. This increase is primarily attributable to an increase in deferred charge amortization for the thirteen facilities opened in 1997.

Contribution from operations increased 64.5% to $9.3 million in First Quarter 1998 from $5.7 million in First Quarter 1997. As discussed above, this increase is attributable to fourteen new facilities that opened in 1997 and 1998. As a percentage of revenue, contribution from operations decreased to 13.1% in First Quarter 1998 from 13.8% in First Quarter 1997. This decrease is primarily due to the increase in deferred charge amortization discussed above.

General and administrative expenses increased by 57.4% to $3.8 million in First Quarter 1998 from $2.4 million in First Quarter 1997. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 5.3% in the First Quarter 1998 from 5.8% in the First Quarter 1997.

Operating income increased by 69.8% to $5.6 million in First Quarter 1998 from $3.3 million in First Quarter 1997. As a percentage of revenue operating income decreased slightly to 7.8% in First Quarter 1998 from 7.9% in First Quarter 1997 due to the increase in deferred charge amortization, offset by the continued leveraging of overheads.

Interest income decreased 54% to $245,000 in First Quarter 1998 from $532,000 in First Quarter 1997. This decrease corresponds directly to a reduction in average invested cash.

Income before taxes and equity income of affiliates increased by 52.5% to $5.8 million in First Quarter 1998 from $3.8 million in First Quarter 1997 due to the factors described above.

Provision for income taxes increased to $2.4 million in First Quarter 1998 from $1.5 million in First Quarter 1997 due to higher taxable income and an estimated increase in the Company's effective tax rate.

Equity income of affiliates increased 7% to $264,000 in First Quarter 1998 from $246,000 in First Quarter 1997. Current and prior year performance reflects the activities of the Company's United Kingdom joint ventures and results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in 1997, income earned from two court escort contracts that commenced operations in May 1996 and the opening of H.M. Prison Lowdham Grange (Nottinghamshire, England) in February 1998.

Net income increased by 43.2% to $3.7 million in First Quarter 1998 from $2.6 million in First Quarter 1997 as a result of the factors described above.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company filed Amendments No. 4 to Form S-3, Registration Statement under the Securities Act of 1933 on April 22, 1998 in connection with the public offering of Correctional Properties Trust, a Maryland real estate investment trust. The original Form S-3 filing and subsequent amendments are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the first quarter of the fiscal year ending January 3, 1999.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WACKENHUT CORRECTIONS CORPORATION



May 12, 1998                        /s/ John G. O'Rourke
                                    ------------------------
                                    John G. O'Rourke
                                    Senior Vice President - Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)