Form 10-Q
period 1998-06-28
WACKENHUT CORRECTIONS CORP
filed 1998-08-12
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 28, 1998

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

                                    Yes [X]     No [ ]

At August 11, 1998, 22,237,497 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THIRTEEN WEEKS ENDED
                                                         ----------------------------
                                                         JUNE 28, 1998  JUNE 29, 1997
                                                         -------------  -------------

Revenues ..............................................      $74,617      $51,509

Operating expenses (including amounts related
         to Parent of $2,018 and $1,496) ..............       63,187       43,166

Depreciation and amortization .........................        2,947        1,510
                                                             -------      -------

         Contribution from operations .................        8,483        6,833

G&A expense (including amounts related to
         Parent of $570 and $387) .....................        3,155        3,044
                                                             -------      -------

         Operating income .............................        5,328        3,789

Interest income (including amounts
         related to Parent of $37 and ($42)) ..........          564          286
                                                             -------      -------

Income before income taxes and equity
         income of affiliate ..........................        5,892        4,075

Provision for income taxes ............................        2,393        1,603
                                                             -------      -------

Income before equity income of affiliate ..............        3,499        2,472

Equity income of affiliates, net of related income
         taxes of $348 and $157 .......................          535          251
                                                             -------      -------

         Net income ...................................      $ 4,034      $ 2,723
                                                             =======      =======

Earnings per share:
         Basic ........................................      $   .18      $  0.12
                                                             =======      =======
         Diluted ......................................      $   .18      $  0.12
                                                             =======      =======
Weighted average common shares outstanding:
         Basic ........................................       22,233       21,957
                                                             =======      =======
         Diluted ......................................       22,810       22,606
                                                             =======      =======






           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             TWENTY-SIX WEEKS ENDED
                                                          ----------------------------

                                                          JUNE 28, 1998  JUNE 29, 1997
                                                          -------------  -------------

Revenues ..............................................      $145,886      $ 92,736

Operating expenses (including amounts related
         to Parent of $4,007 and $2,727) ..............       122,445        77,566

Depreciation and amortization .........................         5,614         2,658
                                                             --------      --------

         Contribution from operations .................        17,827        12,512

G&A expense (including amounts
         related to Parent of $1,111 and $775) ........         6,943         5,451
                                                             --------      --------

         Operating income .............................        10,884         7,061

Interest income (including amounts
         related to Parent of $72 and ($108)) .........           809           818
                                                             --------      --------

Income before income taxes and equity
         income of affiliate ..........................        11,693         7,879

Provision for income taxes ............................         4,761         3,072
                                                             --------      --------

Income before equity income of affiliate ..............         6,932         4,807

Equity income of affiliates, net of related income
         taxes of $520 and $312 .......................           799           497
                                                             --------      --------

         Net income ...................................      $  7,731      $  5,304
                                                             ========      ========

Earnings per share:
         Basic ........................................      $   0.35      $   0.24
                                                             ========      ========
         Diluted ......................................      $   0.34      $   0.23
                                                             ========      ========
Weighted average common shares outstanding:
         Basic ........................................        22,209        21,951
                                                             ========      ========
         Diluted ......................................        22,813        22,603
                                                             ========      ========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 28, 1998 AND DECEMBER 28, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                              JUNE 28, 1998      DECEMBER 28, 1997
                                                              --------------     -----------------
                                                               (UNAUDITED)
ASSETS
Current Assets:
         Cash .........................................          $  70,184           $  28,960
         Accounts receivable, net .....................             45,011              36,755
         Other ........................................             14,374               9,457
                                                                 ---------           ---------
                  Total current assets ................            129,569              75,172

         Property and equipment, net ..................             14,386              38,754
         Investments in and advances to affiliates ....              9,358               7,325
         Deferred charges, net ........................             11,736              14,218
         Unamortized cost in excess of net assets
                of acquired companies, net ............              2,077               2,359
         Other ........................................              2,477               1,375
                                                                 ---------           ---------
                                                                 $ 169,603           $ 139,203
                                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable .............................          $   3,525           $   6,160
         Accrued payroll and related taxes ............              9,662               8,316
         Accrued expenses .............................             16,628              11,717
         Income taxes payable .........................              9,222                  --
         Current portion of long-term debt ............                 12                  12
         Deferred income tax liability, net ...........                897                 391
                                                                 ---------           ---------
                  Total current liabilities ...........             39,946              26,596
                                                                 ---------           ---------

Deferred income taxes, net ............................              1,828              10,099
Long-term debt ........................................                207                 213
Deferred gain on sale to CPV ..........................             15,631                  --

Shareholders' equity:
         Preferred stock, $.01 par value,
                  10,000,000 shares authorized ........                 --                  --
         Common stock, $.01 par value,
                  60,000,000 shares authorized,
                  22,237,497 and 22,168,542 shares
                  issued and outstanding ..............                222                 222
         Additional paid-in capital ...................             81,246              78,006
         Retained earnings ............................             33,953              26,223
         Cumulative translation adjustment ............             (3,430)             (2,156)
                                                                 ---------           ---------
                  Total shareholders' equity ..........            111,991             102,295
                                                                 ---------           ---------
                                                                 $ 169,603           $ 139,203
                                                                 =========           =========



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 28, 1998 AND JUNE 29, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                TWENTY-SIX WEEKS ENDED
                                                                          --------------------------------
                                                                          JUNE 28, 1998      JUNE 29, 1997
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ...............................................          $  7,731           $  5,304
         Adjustments to reconcile net income to net cash
         provided by operating activities--
                  Depreciation and amortization expense ...........             5,614              2,658
                  Equity income of affiliates .....................            (1,319)              (809)
         Changes in assets and liabilities
            (Increase) decrease in assets:
                  Accounts receivable .............................            (8,191)            (8,245)
                  Other current assets ............................            (3,128)            (1,112)
                  Other assets ....................................            (1,393)               399
            Increase (decrease) in liabilities:                                    --                 --
                  Accounts payable and accrued expenses ...........             9,238              1,052
                  Accrued payroll and related taxes ...............             1,483              1,153
                  Deferred income taxes, net ......................            (5,716)             3,349
                                                                             --------           --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ..............          $  4,319           $  3,749
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates ................................            (1,190)            (2,193)
         Capital expenditures .....................................            (1,799)           (11,764)
         Proceeds from sale of facilities to CPV ..................            42,211                 --
         Deferred charge expenditures .............................            (2,531)            (8,789)
                                                                             --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....          $ 36,691           $(22,746)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options ..................          $  1,189           $    350
         Payment of debt...........................................                (6)                (6)
         Proceeds from debt .......................................                --                147
         Advances from Parent .....................................            48,706             22,777
         Repayments to Parent .....................................           (48,706)           (22,777)
                                                                             --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ..............          $  1,183           $    491
                                                                             --------           --------

Effect of exchange rate changes on cash ...........................              (969)              (250)
Net increase (decrease) in cash ...................................            41,224            (18,756)
Cash, beginning of period .........................................            28,960             44,368
                                                                             --------           --------
CASH, END OF PERIOD ...............................................          $ 70,184           $ 25,612
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES:
           Impact on equity from tax benefit related to the
           exercise of options issued under the company's non-
           qualified stock option plan ............................          $  2,048           $     --
                                                                             ========           ========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on February 20, 1998 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.    DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below:

                                                  TWENTY-SIX WEEKS ENDED
                                              -------------------------------
                                              JUNE 28, 1998     JUNE 29, 1997
                                              -------------     -------------
                                                      (in thousands)
REVENUES
       Domestic operations ...........          $121,348          $ 74,781
       International operations ......            24,538            17,955
                                                --------          --------
           Total revenues ............          $145,886          $ 92,736
                                                ========          ========

OPERATING INCOME
       Domestic operations ...........          $  8,875          $  5,014
       International operations ......             2,009             2,047
                                                --------          --------
           Total operating income ....          $ 10,884          $  7,061
                                                ========          ========

                                             JUNE 28, 1998    DECEMBER 28, 1997
                                             -------------    -----------------
                                                      (in thousands)
IDENTIFIABLE ASSETS
       Domestic operations ...........          $147,464          $120,538
       International operations ......            22,139            18,665
                                                --------          --------
            Total identifiable assets.          $169,603          $139,203
                                                ========          ========

3.    DEFERRED CHARGES

Through December 28, 1997, the Company capitalized and amortized facility start-up costs, consisting of costs of initial employee training, travel and other direct expenses incurred in connection with the opening of new facilities, on a straight-line basis over the lesser of the original contract term plus renewals or five years. Effective December 29, 1997, the Company modified this policy to amortize facility start-up costs over the lesser of the initial contract term or five years. Had this policy been followed in prior periods, the impact would have been immaterial.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company anticipates a pre-tax write-off of existing unamortized start-up costs of approximately $18.2 million (or $10.9 million after-tax) to record the cumulative effect of the change in accounting principle.

4.    COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective December 29, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

TWENTY-SIX WEEKS ENDED
                                                                      JUNE 28, 1998      JUNE 29, 1997
                                                                      -------------      -------------
Net Income .....................................................          $ 7,731           $ 5,304
Foreign currency translation adjustments, net of income tax
     expense $875 and $403, respectively .......................           (1,274)             (630)
                                                                          -------           -------

Comprehensive income ...........................................          $ 6,457           $ 4,674
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

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except share data).

                                                              THIRTEEN WEEKS ENDED
                                               JUNE 28, 1998                        JUNE 29, 1997
                                        -------------------------          ----------------------------
                                         INCOME            SHARES             INCOME             SHARES
                                        ---------          ------          ------------          ------
Net Income ........................     $   4,034                          $      2,723

Basic EPS:
Income available to common
      shareholders.................     $   4,034          22,233          $      2,723          21,957
Per share amount ..................     $    0.18                          $       0.12
                                        =========                          ============

Effect of Dilutive Securities:          $    0.00             577          $       0.00             649

Diluted EPS:
Income available to common
      shareholders.................     $   4,034          22,810          $      2,723          22,606
Per share amount ..................     $    0.18                          $       0.12
                                        =========                          ============


                                                               TWENTY-SIX WEEKS ENDED
                                                   JUNE 28, 1998                       JUNE 29, 1997
                                           ---------------------------          -------------------------
                                              INCOME            SHARES            INCOME           SHARES
                                           -----------          ------          ----------         ------
Net Income ........................        $     7,731                          $    5,304

Basic EPS:
Income available to common
      shareholders ................        $     7,731          22,209          $    5,304         21,951
Per share amount ..................        $      0.35                          $     0.24
                                           ===========                          ==========

Effect of Dilutive Securities: ....        $      0.01             604          $     0.01            652

Diluted EPS:
Income available to common
      shareholders.................        $     7,731          22,813          $    5,304         22,603
Per share amount ..................        $      0.34                          $     0.23
                                           ===========                          ==========


                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In management's opinion, the impact of adopting this statement in 2000 will not have a material impact upon the Company's results of operations or financial position.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

FINANCIAL CONDITION

Reference is made to Item 7, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, filed with the Securities and Exchange Commission on February 20, 1998, for further discussion and analysis of information pertaining to the Company's results of operations, liquidity and capital resources.

On April 28, 1998, the Company sold three correctional and detention facilities, and its right to acquire four additional facilities, to Correctional Properties Trust ("CPV") for approximately $42 million. The resulting net profit of approximately $18 million will be amortized over the ten-year lease term entered into by the Company and CPV.

YEAR 2000

During the second quarter of 1998, management continued its review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000. In addition, management has continued to assess the company-wide effects of the Year 2000 issue. Although the Company has not completely determined the effect of expenditures related to the Year 2000 issue, they are not expected to be significant and will be expensed as incurred.

RECENT DEVELOPMENTS

On August 7, 1998, the Company announced that it is considering the repurchase of up to 500,000 shares of its common stock on the open market under a stock repurchase program authorized by the Board of Directors.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 28, 1998 AND THIRTEEN WEEKS ENDED JUNE 29, 1997:

Revenues increased by 44.9% to $74.6 million in the thirteen weeks ended June 28, 1998 ("Second Quarter 1998") from $51.5 million in the thirteen weeks ended June 29, 1997 ("Second Quarter 1997"). Approximately $19.6 million of the increase in revenues in Second Quarter 1998 compared to Second Quarter 1997 is attributable to increased compensated resident days resulting from the opening of nine facilities in 1997 (Fulham Correctional Center, Victoria, Australia in April, 1997; Villawood Detention Center, Sydney, Australia in October 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Center, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; and Port Hedland Detention Centre, Port Hedland, Australia in December 1997; Central Valley Community Correctional Facility, McFarland, California in December 1997; Desert View Community Correctional Facility, Adelanto, California in December 1997; and Golden State Community Correctional Facility, McFarland, California in December 1997), and four facilities opened in 1998: (Ronald McPherson Correctional Facility, Newport, Arkansas in January 1998; Scott Grimes Correctional Facility, Newport, Arkansas in January 1998; Karnes County Correctional Center, Karnes City, Texas, in January 1998; Broward Work Release Center, Broward County, Florida in February 1998). The balance of the increase in revenues was attributable to facilities open during all of both periods.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

The number of compensated resident days in domestic facilities increased to 1,638,251 in Second Quarter 1998 from 1,141,607 in Second Quarter 1997. In addition, compensated resident days in the Company's Australian facilities increased to 205,934 from 142,840 for the comparable periods. Average facility occupancy in domestic facilities remained stable increasing slightly to 96.5% of capacity in Second Quarter 1998 compared to 96.4% in the same period in Second Quarter 1997.

Operating expenses increased by 46.4% to $63.2 million in Second Quarter 1998 compared to $43.2 million in Second Quarter 1997. The increase primarily reflected the eighteen facilities that opened in 1997 and 1998, as described above.

Depreciation and amortization increased by 95.2% to $2.9 million in Second Quarter 1998 from $1.5 million in Second Quarter 1997. This increase is primarily attributable to an increase in deferred charge amortization for the eighteen facilities opened in 1997 and 1998.

Contribution from operations increased 24.1% to $8.5 million in Second Quarter 1998 from $6.8 million in Second Quarter 1997. As discussed above, this increase is primarily attributable to eighteen new facilities that opened in 1997 and 1998. As a percentage of revenue, contribution from operations decreased to 11.4% in Second Quarter 1998 from 13.3% in Second Quarter 1997. This decrease is primarily due to the increase in deferred charge amortization and the initiation of lease payments to CPV partially offset by recognition of deferred gain on sale related to the sale of seven facilities to CPV as discussed above.

General and administrative expenses increased 3.6% to $3.2 million in Second Quarter 1998 from $3.0 million in Second Quarter 1997. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 4.2% in the Second Quarter 1998 from 5.9% in the Second Quarter 1997.

Operating income increased by 40.6% to $5.3 million in Second Quarter 1998 from $3.8 million in Second Quarter 1997. As a percentage of revenue operating income decreased slightly to 7.1% in Second Quarter 1998 from 7.4% in Second Quarter 1997 due to the increase in deferred charge amortization and lease payments to CPV as discussed above, offset by the continued leveraging of overheads.

Interest income increased 97.2% to $564,000 in Second Quarter 1998 from $286,000 in Second Quarter 1997. This increase corresponds directly to an increase in average invested cash as a result of the sale of facilities to CPV in Second Quarter 1998.

Income before taxes and equity income of affiliate increased by 44.6% to $5.9 million in Second Quarter 1998 from $4.1 million in Second Quarter 1997 due to the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


Provision for income taxes increased to $2.4 million in Second Quarter 1998 from $1.6 million in Second Quarter 1997 due to higher taxable income, and an estimated increase in the Company's effective tax rate.

Equity income of affiliates increased 113% to $535,000 in Second Quarter 1998 from $251,000 in Second Quarter 1997. Current and prior year performance reflects the activities of the Company's United Kingdom joint ventures and results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in 1997, income earned from two court escort contracts that commenced operations in May 1996 and the opening of H.M. Prison Lowdham Grange (Nottinghamshire, England) in February 1998.

Net income increased by 48.1% to $4.0 million in Second Quarter 1998 from $2.7 million in Second Quarter 1997 as a result of the factors described above.

COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 28, 1998 AND TWENTY-SIX WEEKS ENDED JUNE 29, 1997:

Revenues increased by 57.3% to $145.9 million in the twenty-six weeks ended June 28, 1998 ("First Half 1998") from $92.7 million in the twenty-six weeks ended June 29, 1997 ("First Half 1997"). Approximately $49.8 million of the increase in revenues in First Half 1998 compared to First Half 1997 is attributable to increased compensated resident days resulting from the opening of thirteen facilities in 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997; Travis County Community Justice Center, Travis County, Texas in March 1997; Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997; Queens Private Correctional Facility, Queens, New York in March 1997; Fulham Correctional Center, Victoria, Australia in April, 1997; Villawood Detention Center, Sydney, Australia in October 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Center, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; and Port Hedland Detention Centre, Port Hedland, Australia in December 1997; Central Valley Community Correctional Facility, McFarland, California in December 1997; Desert View Community Correctional Facility, Adelanto, California in December 1997; and Golden State Community Correctional Facility, McFarland, California in December 1997), and four facilities opened in the First Half 1998: (Ronald McPherson Correctional Facility, Newport, Arkansas in January 1998; Scott Grimes Correctional Facility, Newport, Arkansas in January 1998; Karnes County Correctional Center, Karnes City, Texas, in January 1998; Broward Work Release Center, Broward County, Florida in February 1998). The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 3,178,823 in First Half 1998 from 2,105,663 in First Half 1997. Compensated resident days in Australian facilities increased to 412,218 from 250,038 for the comparable period. The average facility occupancy in domestic facilities was 95.7% of capacity in First Half 1998 compared to 96.9% in First Half 1997. This slight decrease was due primarily to the ramp-up of five new facilities during First Half 1998.

Operating expenses increased by 57.9% to $122.4 million in First Half 1998 compared to $77.6 million in First Half 1997. The increase primarily reflected the eighteen facilities that opened in 1997 and 1998, as described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Depreciation and amortization increased by 111% to $5.6 million in the First Half 1998 from $2.7 million in the First Half 1997. This increase is primarily attributable to an increase in deferred charge amortization for the eighteen facilities opened in 1997 and 1998.

Contributions from operations increased by 42.5% to $17.8 million in First Half 1998 from $12.5 million in First Half 1997. As discussed above, this increase is primarily attributable to eighteen new facilities that opened in 1997 and 1998. As a percentage of revenue, contribution from operations decreased to 12.2% in First Half 1998 from 13.5% in First Half 1997. This decrease is primarily due to the increase in deferred charge amortization and the initiation of lease payments to CPV partially offset by recognition of deferred gain on sale related to the sale of seven facilities to CPV as discussed above.

General and administrative expenses increased by 27.4% to $6.9 million in First Half 1998 from $5.5 million in First Half 1997. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 4.8% in the First Half 1998 from 5.9% in the First Half 1997.

Operating income increased by 54.1% to $10.9 million in First Half 1998 from $7.1 million in First Half 1997. As a percentage of revenue operating income decreased slightly to 7.5% in First Half 1998 from 7.6% in First Half 1997 due to the increase in deferred charge amortization and lease payments to CPV as discussed above, offset by the continued leveraging of overheads.

Interest income decreased 1.1% to $809,000 in First Half 1998 from $818,000 in First Half 1997. Interest income remained relatively flat due to a relatively nominal change in the average invested cash balance from First Half 1997 to First Half 1998.

Income before taxes and equity loss increased by 48.4% to $11.7 million in First Half 1998 from $7.9 million in First Half 1997 due to the factors described above.

Provision for income taxes increased to $4.8 million in First Half 1998 from $3.1 million in First Half 1997 due to higher taxable income, and an estimated increase in the Company's effective tax rate.

Equity income of affiliates increased 60.8% to $799,000 for First Half 1998 from $497,000 in First Half 1997. Current and prior year performance reflects the activities of the Company's United Kingdom joint ventures and results from two expansions at the H.M. Prison Doncaster (Doncaster, England) in 1997, income earned from two court escort contracts that commenced operations in May 1996 and the opening of H.M. Prison Lowdham Grange (Nottinghamshire, England) in February 1998.

Net income increased by 45.8% to $7.7 million in First Half 1998 from $5.3 million in First Half 1997 as a result of the factors described above.

FORWARD-LOOKING STATEMENTS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE JULY 23, 1998 PRESS RELEASE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE SEGMENTS IN WHICH THE COMPANY OPERATES.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

THIS SECTION OF THE QUARTERLY REPORT ALSO INCLUDES MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "POTENTIAL," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS ("FUTURE FACTORS") WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FUTURE FACTORS INCLUDE INCREASING PRICE AND PRODUCT/SERVICE COMPETITION BY FOREIGN AND DOMESTIC COMPETITORS, INCLUDING NEW ENTRANTS; RAPID TECHNOLOGICAL DEVELOPMENTS AND CHANGES; THE ABILITY TO CONTINUE TO INTRODUCE COMPETITIVE NEW PRODUCTS AND SERVICES ON A TIMELY, COST EFFECTIVE BASIS; THE MIX OF PRODUCTS/SERVICES; THE ACHIEVEMENT OF LOWER COSTS AND EXPENSES; DOMESTIC AND FOREIGN GOVERNMENTAL AND PUBLIC POLICY CHANGES INCLUDING ENVIRONMENTAL REGULATIONS; PROTECTION AND VALIDITY OF PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS; RELIANCE ON LARGE CUSTOMERS; TECHNOLOGICAL, IMPLEMENTATION AND COST/FINANCIAL RISK IN INCREASING USE OF LARGE, MULTI-YEAR CONTRACTS; THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL PROCEEDINGS AND CONTINUED AVAILABILITY OF FINANCING; FINANCIAL INSTRUMENTS AND FINANCIAL RESOURCES IN THE AMOUNTS, AT THE TIMES AND ON THE TERMS REQUIRED TO SUPPORT THE COMPANY'S FUTURE BUSINESS. THESE ARE REPRESENTATIVE OF THE FUTURE FACTORS THAT COULD AFFECT THE OUTCOME OF THE FORWARD-LOOKING STATEMENTS. IN ADDITION, SUCH STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS INCLUDING INTEREST RATE AND CURRENCY RATE FLUCTUATIONS AND OTHER FUTURE FACTORS.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others.

Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 23, 1998 in Palm Beach Gardens, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:
                                         VOTES FOR         VOTES WITHHELD
                                         ---------         --------------

Wayne H. Calabrese                       20,777,871              55,531
Norman A. Carlson                        20,781,655              51,747
Benjamin R. Civiletti                    20,599,139             234,263
Richard H. Glanton                       20,776,929              56,473
Manuel J. Justiz                         20,781,111              52,291
John Ruffle                              20,779,486              53,916
George R. Wackenhut                      20,776,746              56,656
Richard R. Wackenhut                     20,778,839              54,563
George C. Zoley                          20,777,536              55,866

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Company for the fiscal year 1998. The tabulation of the votes on this matter was as follows:

                 For: 20,795,833 Against: 13,306 Abstain: 24,263

                        WACKENHUT CORRECTIONS CORPORATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the first half of the fiscal year ending January 3, 1999.

                       WACKENHUT CORRECTIONS CORPORATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




August 11, 1998                         /s/ John G. O'Rourke
                                        -------------------------------------
                                        John G. O'Rourke
                                        Senior Vice President - Finance,
                                        Chief Financial Officer and Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)