Form 10-Q
period 1998-09-27
WACKENHUT CORRECTIONS CORP
filed 1998-11-12
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 27, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                    65-0043078
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida               33410-4243
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

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

                                  Yes /X/     No / /

At November 9, 1998, 21,856,197 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Corporation") have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 27, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 3, 1999.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                   ----------------------------    ----------------------------
                                                      1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------


Revenues                                           $ 78,177        $   55,104      $  224,063      $  147,840

Operating expenses (including amounts
related to Parent of $1,846, $803,
$5,854 and $3,531)                                   65,713            45,594         188,158         123,160

Depreciation and amortization                         2,409             1,947           8,023           4,605
                                                   ------------    ------------    ------------    ------------

Contribution from operations                         10,055             7,563          27,882          20,075

G&A expense (including amounts related to
Parent of $542, $396, $1,653 and $1,167)              3,732             2,762          10,675           8,213
                                                   ------------    ------------    ------------    ------------

     Operating income                                 6,323             4,801          17,207          11,862

Interest income (including amounts related to
Parent of $0, $58, $72 and ($50))                       586               128           1,395             946
                                                   ------------    ------------    ------------    ------------


Income before income taxes and equity
     income of affiliate                              6,909             4,929          18,602          12,808

Provision for income taxes                            2,914             1,923           7,675           4,995
                                                   ------------    ------------    ------------    ------------

Income before equity income of affiliate              3,995             3,006          10,927           7,813

Equity income of affiliate, net of income tax
     provision of $305, $123, $825 and $434             470               182           1,269             679
                                                   ------------    ------------    ------------    ------------

     Net income                                    $  4,465        $    3,188      $   12,196      $    8,492
                                                   ============    ============    ============    ============

Earnings per share
     Basic                                         $   0.20         $    0.14      $     0.55      $     0.39
                                                   ============    ============    ==========      ============
     Diluted                                       $   0.20         $    0.14      $     0.54      $     0.37
                                                   ============    ============    ============    ============
Weighted average shares outstanding
     Basic                                           22,145            22,002          22,188          21,968
                                                   ============    ============    ============    ============
     Diluted                                         22,681            22,770          22,769          22,655
                                                   ============    ============    ============    ============



  The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 SEPTEMBER 27, 1998          DECEMBER 28, 1997
                                                               -----------------------     -----------------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
     Cash                                                          $        46,734             $       28,960
     Accounts receivable, net                                               47,474                     36,755
     Other                                                                  15,983                      9,457
                                                               -----------------------     -----------------------
           Total current assets                                            110,191                     75,172

     Property and equipment, net                                            21,953                     38,754
     Investments in and advances to affiliates                              11,559                      7,325
     Deferred charges, net                                                  12,808                     14,218
     Unamortized cost in excess of net assets of acquired
       companies, net                                                        1,894                      2,359
     Other                                                                   2,775                      1,375
                                                               -----------------------     -----------------------
                                                                   $       161,180             $      139,203
                                                               =======================     =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                              $         4,927             $        6,160
     Accrued payroll and related taxes                                       7,321                      8,316
     Accrued expenses                                                       17,391                     11,717
     Current portion of long-term debt                                          12                         12
     Deferred income tax liability, net                                      1,020                        391
                                                               -----------------------     -----------------------
           Total current liabilities                                        30,671                     26,596
                                                               -----------------------     -----------------------

Deferred income tax liability, net                                           2,814                     10,099
Long-term debt                                                                 204                        213
Deferred revenue from sale to CVP REIT                                      15,189                        ---
Shareholders' equity:
     Preferred stock, $.01 par value,
           10,000,000 shares authorized                                        ---                        ---
     Common stock, $.01 par value,
           60,000,000 shares authorized,
           22,019,797 and 22,168,542 shares issued
           and outstanding                                                     220                        222
     Additional paid-in capital                                             81,338                     78,006
     Retained earnings                                                      38,419                     26,223
     Cumulative translation adjustment                                      (3,820)                    (2,156)
     Treasury stock                                                         (3,855)                       ---
                                                               -----------------------     -----------------------
     Total shareholders' equity                                            112,302                    102,295
                                                               =======================     =======================
                                                                   $       161,180             $      139,203
                                                               =======================     =======================


  The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THIRTY-NINE WEEKS ENDED
                                                                            ---------------------------------------------------

                                                                             SEPTEMBER 27, 1998          SEPTEMBER 28, 1997
                                                                            -----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                    $         12,196              $        8,492
     Adjustments to reconcile net income to net cash
     provided by operating activities--
           Depreciation  and amortization expense                                        8,023                       4,605
           Equity income of affiliates                                                  (2,094)                     (1,113)
     Changes in assets and liabilities --
       Increase in assets:
         Accounts receivable                                                           (11,207)                     (8,208)
         Other current assets                                                           (4,417)                     (1,496)
         Other assets                                                                   (1,796)                       (927)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                           2,244                       3,345
         Accrued payroll and related taxes                                                (820)                         96
         Deferred income tax liability, net                                             (4,554)                      5,234
                                                                            -----------------------     -----------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           $         (2,425)            $        10,028
                                                                            -----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in affiliates                                                          (2,155)                     (2,844)
     Capital expenditures                                                              (10,307)                    (18,278)
     Proceeds from sale of facilities to CPV                                            41,768                         ---
     Deferred charge expenditures                                                       (5,557)                     (9,599)
                                                                            -----------------------     -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           $         23,749             $       (30,721)
                                                                            -----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                  $          1,227             $         1,073
     Payment of debt                                                                        (9)                        (21)
     Proceeds from debt                                                                    ---                         201
     Advances from Parent                                                              112,650                      62,614
     Repayments to Parent                                                             (112,650)                    (62,308)
     Repurchases of common stock                                                        (3,855)                        ---
                                                                            -----------------------     -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           $         (2,637)            $         1,559
                                                                            -----------------------     -----------------------

Effect of exchange rate changes on cash                                                   (913)                       (345)
Net increase (decrease) in cash                                                         17,774                     (19,479)
Cash, beginning of period                                                               28,960                      44,368
                                                                            -----------------------     -----------------------
CASH, END OF PERIOD                                                           $         46,734             $        24,889
                                                                            =======================     =======================




  The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. GENERAL

The consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments necessary to fairly present the Company's financial condition, results of operations and cash flows for the interim period. The results for the thirty-nine weeks ended September 27, 1998 are not necessarily indicative of the results of operations to be expected for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Corporation's Form 10-K filed with the Securities and Exchange Commission on February 20, 1998 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                                                    THIRTY-NINE WEEKS ENDED
                                                       ---------------------------------------------------
                                                         SEPTEMBER 27, 1998          SEPTEMBER 28, 1997
                                                       -----------------------     -----------------------
REVENUES
       Domestic operations                                  $     187,990               $     120,291
       International operations                                    36,073                      27,549
                                                       -----------------------     -----------------------
           Total revenues                                   $     224,063               $     147,840
                                                       =======================     =======================

OPERATING INCOME
       Domestic operations                                  $      14,286               $       8,847
       International operations                                     2,921                       3,015
                                                       -----------------------     -----------------------
           Total operating income                           $      17,207               $      11,862
                                                       =======================     =======================


                                                         SEPTEMBER 27, 1998          DECEMBER 28, 1997
                                                       -----------------------     -----------------------

IDENTIFIABLE ASSETS
       Domestic operations                                  $     138,738               $     120,538
       International operations                                    22,442                      18,665
                                                       -----------------------     -----------------------
            Total identifiable assets                       $     161,180               $     139,203
                                                       =======================     =======================

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

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

facility start-up costs over the lesser of the initial contract term or five years. Had this policy been followed in prior periods, the impact would have been immaterial.

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. SOP 98-5 requires the expensing of start-up costs, defined as pre-opening, pre-operating and pre-contract type costs, as incurred and is effective for fiscal years beginning after December 15, 1998. If adopted by the Company in fiscal 1998, the Company anticipates a pre-tax write-off of existing unamortized start-up costs of approximately $19 million (or $11.5 million after-tax) to record the cumulative effect of the change in accounting principle.

Also, upon adoption, the Company will reverse start-up amortization expense recorded during the year and expense start-up costs previously deferred during the year. Pre-tax income will be negatively impacted to the extent start-up costs exceed reversed amortization expenses. If adopted in 1998, the Company expects an impact, over and above the one-time write-off of approximately $19 million, of approximately ($800,000) depending upon the results of start-up activities during the fourth quarter.

4. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective December 29, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                                 THIRTY-NINE WEEKS ENDED
                                                                     ------------------------------------------------
                                                                      SEPTEMBER 27, 1998         SEPTEMBER 28, 1997
                                                                     ----------------------    ----------------------

Net Income                                                              $     12,196              $      8,492
Foreign currency translation adjustments, net of income tax
     expense $1,170 and $394, respectively.                                   (1,664)                     (616)
                                                                     ----------------------    ----------------------

Comprehensive income                                                    $     10,532              $      7,876
                                                                     ======================    ======================


5. SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by the Company. The Company received approximately $42 million for the three facilities owned by it and for its right to acquire four of the other five facilities and realized a profit on the sale of approximately $18 million which is being amortized over the ten-year lease term. The eighth facility was purchased directly from the government entity. Subsequent to the purchase, CPV is leasing these eight facilities to the Company. CPV was also granted the option to acquire three additional correctional facilities currently under development by the Company and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company.

On October 30, 1998, CPV acquired the Lea County Correctional Facility in Hobbs, New Mexico. Simultaneous with the purchase, the Company entered into a ten-year lease of the facility from CPV. The future minimum lease commitments under the leases for these nine facilities are as follows (in thousands):

          Fiscal Year                   Annual Rental
          -----------                   -------------

             1999                         $ 13,483
             2000                           13,888
             2001                           14,058
             2002                           14,058
             2003                           14,058
             Thereafter                     62,091
                                        -------------
                                          $131,636
                                        =============

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

                                                                      THIRTEEN WEEKS ENDED
                                      --------------------------------------------------------------------------------------
                                                  SEPTEMBER 27, 1998                         SEPTEMBER 28, 1997
                                      ------------------------------------------- ------------------------------------------
                                                                       PER                                           PER
                                                                      SHARE                                         SHARE
                                        INCOME         SHARES         AMOUNT         INCOME         SHARES          AMOUNT
                                      -----------    -----------    -----------    -----------    ------------   ------------
Net Income                            $    4,465                                   $   3,188
                                      ===========                                  ===========

Basic EPS:
Income available to common
shareholders                          $    4,465       22,145       $    0.20      $   3,188         22,002      $    0.14

Effect of Dilutive Securities:                            536       $    0.00                           768      $    0.00

Diluted EPS:
Income available to common
shareholders                          $    4,465       22,681       $    0.20      $   3,188         22,770      $    0.14
                                      ===========    ===========    ===========    ===========    ============   ============


                                                                     THIRTY-NINE WEEKS ENDED
                                      --------------------------------------------------------------------------------------
                                                  SEPTEMBER 27, 1998                         SEPTEMBER 28, 1997
                                      ------------------------------------------- ------------------------------------------
                                                                       PER                                           PER
                                                                      SHARE                                         SHARE
                                        INCOME         SHARES         AMOUNT         INCOME         SHARES          AMOUNT
                                      -----------    -----------    -----------    -----------    ------------   ------------
Net Income                            $  12,196                                    $   8,492
                                      =========                                    =========

Basic EPS:
Income available to
common shareholders                   $  12,196        22,188       $    0.55      $   8,492         21,968      $    0.39

Effect of Dilutive Securities:                            581       $   (0.01)                          687      $   (0.02)

Diluted EPS:
Income available to common
shareholders                          $  12,196        22,769        $   0.54      $   8,492         22,655      $    0.37
                                      ===========    ===========    ===========    ===========    ============   ============

Options to purchase 356,000 shares of the Company's common stock at prices ranging from $20.25 to $29.56 per share were outstanding during the first three quarters of 1998 but were not included in the computation of diluted EPS because their effect would be anti-dilutive. The options, which expire between the years 2006 and 2008, were still outstanding at September 27, 1998. There were no options outstanding during the first three quarters of 1997 that were anti-dilutive.

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

8. TREASURY STOCK

On August 7, 1998, the Board of Directors of the Company authorized the repurchase, at the discretion of the senior management, of up to 500,000 shares of the Company's common stock. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity.

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

Forward-Looking Statements

The management's discussion and analysis of financial condition and results of operations and the October 22, 1998 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "potential," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risk in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors

YEAR 2000

During the third quarter of 1998, management continued its review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000. This review also encompasses other systems including embedded technology, such as security systems.

There are five phases that describe the Company's process in becoming Year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Both of these phases have been completed. The Company is at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be Year 2000 compliant. Validation is testing the system followed by implementation.

Implementation of the Company's Year 2000 compliant financial operating system has begun and is scheduled for complete implementation in early 1999. Implementation of all other major Year 2000 compliant systems is scheduled for completion in 1999. Although the Company has not completely determined the effect of expenditures related to the Year 2000 issue, they are not expected to be significant and will be expensed as incurred.

The state of Year 2000 readiness for third parties with who the Company shares a material relationship, such as banks and vendors used by the company, is being reviewed by management. At this time, the Company is unaware of any third party Year 2000 issues that would materially affect these relationships.

The Company expects to be Year 2000 compliant in 1999 for all major systems. If the most reasonably likely worst case Year 2000 scenario were to occur, the company is assessing its risks and full impact on operations. In conjunction with this, the Company is developing contingency plans and expects to complete the development of the plans in 1999.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998 AND THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997:

Revenues increased by 41.8% to $78.2 million in the thirteen weeks ended September 27, 1998 ("Third Quarter 1998") from $55.1 million in the thirteen weeks ended September 28, 1997 ("Third Quarter 1997"). Approximately $21.5 million of the increase in revenues in Third Quarter 1998 compared to Third Quarter 1997 is primarily attributable to increased compensated resident days resulting from the opening of eight facilities in 1997 (Villawood Detention Center, Sydney, Australia in October 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Center, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; and Port Hedland Detention Centre, Port Hedland, Australia in December 1997; Central Valley Community Correctional Facility, McFarland, California in December 1997; Desert View Community Facility, Adelanto, California in December 1997; and Golden State Community Correctional Facility, McFarland, California in December
1997), and six facilities opened in 1998: (Ronald McPherson Correctional Facility, Newport, Arkansas in January 1998; Scott Grimes Correctional Facility, Newport, Arkansas in January 1998; Karnes County Correctional Center, Karnes City, Texas, in January 1998; Broward Work Release Center, Broward County, Florida in February 1998; Lea County Correctional Facility, Lea County, New Mexico in May 1998; and Lawton, Oklahoma in July 1998). The balance of the increase in revenues was attributable to facilities open during all of both periods.

 The number of compensated resident days in domestic facilities increased to 1,674,768 in Third Quarter 1998 from 1,156,912 in Third Quarter 1997 and average facility occupancy in domestic facilities decreased to 96.0% of capacity in Third Quarter 1998 compared to 97.0% in the same period in 1997. In addition, compensated resident days in Australian facilities increased to 189,881 from 162,158 for the comparable periods.

Operating expenses increased by 44.1% to $65.7 million in Third Quarter 1998 compared to $45.6 million in Third Quarter 1997. The increase primarily reflected the fourteen facilities that opened in 1997 and 1998, as described above.

Depreciation and amortization increased by 23.7% to $2.4 million in Third Quarter 1998 from $1.9 million in Third Quarter 1997. This increase is primarily attributable to an increase in deferred charge amortization for the fourteen facilities opened in 1997 and 1998.

Contribution from operations increased 33.0% to $10.1 million in Third Quarter 1998 from $7.6 million in Third Quarter 1997. As discussed above, this increase is primarily attributable to fourteen new facilities that opened in 1997 and 1998. As a percentage of revenue, contribution from operations decreased to 12.9% in Third Quarter 1998 from 13.7% in Third Quarter 1997. This decrease is primarily due to the increase in deferred charge amortization and lease payments to CPV partially offset by recognition of deferred gain on sale related to the sale of seven facilities to CPV as discussed above.

General and administrative expenses increased 35.1% to $3.7 million in Third Quarter 1998 from $2.8 million in Third Quarter 1997. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 4.8% in the Third Quarter 1998 from 5.0% in the Third Quarter 1997.

Operating income increased by 31.7% to $6.3 million in Third Quarter 1998 from $4.8 million in Third Quarter 1997. As a percentage of revenue operating income decreased slightly to 8.1% in Third Quarter 1998 from 8.7% in Third Quarter 1997 due to the increase in deferred charge amortization and lease payments to CPV as discussed above, offset by the continued leveraging of overheads.

Interest income increased 358.6% to $587,000 in Third Quarter 1998 from $128,000 in Third Quarter 1997. This increase corresponds directly to an increase in average invested cash as a result of the sale of facilities to CPV in Second Quarter 1998.

Income before taxes and equity income increased by 40.2% to $6.9 million in Third Quarter 1998 from $4.9 million in Third Quarter 1997 due to the factors described above.

Provision for income taxes increased to $2.9 million in Third Quarter 1998 from $1.9 million in Third Quarter 1997 due to higher taxable income, and an estimated increase in the Company's effective tax rate.

Equity income of affiliates increased 158.2% to $470,000 in Third Quarter 1998 from $182,000 in Third Quarter 1997. Current and prior year performance reflects the activities of the Company's United Kingdom joint ventures, and results from the opening of H.M. Prison Lowdham Grange (Nottinghamshire, England) in February 1998 and improved performance of existing prison and prisoner transport operations.

Net income increased by 40.1% to $4.5 million in Third Quarter 1998 from $3.2 million in Third Quarter 1997 as a result of the factors described above.

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997.

Revenues increased by 51.6% to $224.1 million in the thirty-nine weeks ended September 27, 1998 ("Nine Months 1998") from $147.8 million in the thirty-nine weeks ended September 28, 1997 ("Nine Months 1997"). Approximately $65.8 million of the increase in revenues in Nine Months 1998 compared to Nine Months 1997 is attributable to increased compensated resident days resulting from the opening of thirteen facilities in 1997 (South Bay Correctional Facility, South Bay, Florida in February 1997; Travis County Community Justice Center, Travis County, Texas in March 1997; Bayamon Regional Detention Center, Bayamon, Puerto Rico in March 1997; Queens Private Correctional Facility, Queens, New York in March 1997; Fulham Correctional Center, Victoria, Australia in April, 1997; Villawood Detention Center, Sydney, Australia in October 1997; Taft Correctional Institution, Taft, California in December 1997; Maribyrnong Detention Center, Melbourne, Australia in December 1997; Perth Detention Centre, Perth, Australia in December 1997; and Port Hedland Detention Centre, Port Hedland, Australia in December 1997; Central Valley Community Correctional Facility, McFarland, California in December 1997; Desert View Community Correctional Facility, Adelanto, California in December 1997; and Golden State Community Correctional Facility, McFarland, California in December 1997), and six facilities opened in the Nine Months 1998 (Ronald McPherson Correctional Facility, Newport, Arkansas in January 1998; Scott Grimes Correctional Facility, Newport, Arkansas in January 1998; Karnes County Correctional Center, Karnes City, Texas, in January 1998; Broward Work Release Center, Broward County, Florida in February 1998; Lea County Correctional Facility, Lea County, New Mexico in May 1998; and Lawton Correctional Facility, Lawton, Oklahoma in July 1998). The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 4,853,591 in Nine Months 1998 from 3,262,307 in Nine Months 1997 and average facility occupancy decreased to 96.1% of capacity in Nine Months of 1998 compared to 96.9% in 1997. In addition, compensated resident days in Australian facilities increased to 602,099 from 412,196 for the comparable periods.

Operating expenses increased by 52.8% to $188.2 million in Nine Months 1998 compared to $123.2 million in Nine Months 1997. The increase primarily reflected the nineteen facilities that opened in 1997 and 1998, as described above.

Depreciation and amortization increased by 74.2% to $8.0 million in the Nine Months 1998 from $4.6 million in the Nine Months 1997. This increase is primarily attributable to an increase in deferred charge amortization for the nineteen facilities opened in 1997 and 1998.

Contribution from operations increased by 38.9% to $27.9 million in Nine Months 1998 from $20.1 million in Nine Months 1997. As discussed above, this increase is primarily attributable to nineteen new facilities that opened in 1997 and 1998. As a percentage of revenue, contribution from operations decreased to 12.4% in Nine Months 1998 from 13.6% in Nine Months 1997. This decrease is primarily due to the increase in deferred charge amortization and lease payments.

General and administrative expenses increased by 30.0% to $10.7 million in Nine Months 1998 from $8.2 million in Nine Months 1997. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 4.8% in the Nine Months 1998 from 5.6% in the Nine Months 1997.

Operating income increased by 45.1% to $17.2 million in Nine Months 1998 from $11.9 million in Nine Months 1997. As a percentage of revenue operating income decreased slightly to 7.7% in Nine Months 1998 from 8.0% in Nine Months 1997 due to the increase in deferred charge amortization and lease payments to CPV offset by the continued leveraging of overheads.

Interest income increased 47.8% to $1,396,000 in Nine Months 1998 from $946,000 in Nine Months 1997. This increase corresponds to an increase in average invested cash as a result of the sale of facilities to CPV in Second Quarter 1998.

Income before taxes and equity income increased by 45.2% to $18.6 million in Nine Months 1998 from $12.8 million in Nine Months 1997 due to the factors described above.

Provision for income taxes increased to $7.7 million in Nine Months 1998 from $5.0 million in Nine Months 1997 due to higher taxable income, and an estimated increase in the Company's effective tax rate.

Equity income of affiliates increased 86.9% to $1,269,000 for Nine Months 1998 versus $679,000 in Nine Months 1997. Current and prior year performance reflects the activities of the Company's United Kingdom joint ventures and results from the opening of H.M. Prison Lowdham Grange (Nottinghamshire, England) in
February 1998 and improved performance of existing prison and prisoner transport operations.

Net income increased by 43.6% to $12.2 million in Nine Months 1998 from $8.5 million in Nine Months 1997 as a result of the factors described above.



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

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - 27...Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Corporation did not file a Form 8-K during the third quarter of 1998.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 11, 1998                         /s/ John G. O'Rourke
-----------------------------------       -------------------------------------
                                          John G. O'Rourke
                                          Senior Vice President - Finance,
                                          Chief Financial Officer and Treasurer