Form 10-K405
period 1999-01-03
WACKENHUT CORRECTIONS CORP
filed 1999-04-02
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 3, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission file number: 1-14260

                       WACKENHUT CORRECTIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                 65-0043078
                  -------                                 ----------
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

4200 WACKENHUT DRIVE #100, PALM BEACH GARDENS, FLORIDA      33410-4243
------------------------------------------------------      ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (561) 622-5656

-------------------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
Common Stock, $0.01 par value                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------            -----------------------------------------
           None                                           None

-------------------------------------------------------------------------------
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 19, 1999, the aggregate market value of the 10,381,722 shares of Common Stock held by non-affiliates of the registrant was $205,039,010. At February 19, 1999, there were outstanding 22,381,722 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Parts of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1999 are incorporated by reference into Parts II and IV of this report.

                      EXHIBIT INDEX IS LOCATED ON PAGE 26

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Wackenhut Corrections Corporation ("the Company"), a 55% owned subsidiary of The Wackenhut Corporation ("TWC"), is an industry leader in the privatization of correctional facilities throughout the world. The Company was founded in 1984 as a division of TWC, a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds.

The Company offers governmental agencies a comprehensive range of correctional and related institutional services to federal, state, local and overseas government agencies. Correctional services include the management of a broad spectrum of facilities, including male and female adult facilities; juvenile facilities; community corrections; work programs; prison industries; substance abuse treatment facilities; and mental health, geriatric and other special purpose institutions. Other management contracts include psychiatric health care, electronic home monitoring, prisoner transportation, correctional health services, and facility maintenance. The Company has an in-house capability for the design and construction of new facilities, and offers a full privatization package to government agencies, to include financing. The Company believes that its experience in delivering governmental agencies high quality cost-effective correctional and related institutional services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

On November 1, 1998, the Company began management of the 350-bed South Florida State Psychiatric Hospital, representing a historic milestone for public sector mental health services and a significant diversification of the Company's service offerings.

As of January 3, 1999, the Company had 52 correctional and detention facilities either under contract or award with an aggregate design capacity of 35,707 beds. Of these 52 facilities, 40 are currently in operation, and 12 are being developed by the Company. Of the facilities being developed, six are scheduled to commence operations during 1999 (one in the first quarter, two in the second quarter, two in the third quarter and one in the fourth quarter).* In addition, at January 3, 1999, the Company had outstanding written responses to Requests for Proposal ("RFPs") for nine projects with an aggregate design capacity of 4,200 beds.

The Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in the United Kingdom and Australia. Through its wholly-owned subsidiary, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company manages three correctional facilities, four immigration detention centers, one Health Care Services entity and one court escort contract. In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Prison Services, Ltd. ("PPS"), a joint venture with Serco Limited, currently manages two correctional facilities and two court escort contracts and will commence management of three additional correctional facilities and two electronic monitoring services contracts in 1999. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. Electronic monitoring services involve the electronic tagging of offenders sentenced to home incarceration. In February 1994, through Wackenhut Corrections (UK) Limited, the Company formed Premier Custodial Development ("PCD"), as a joint venture with a wholly-owned subsidiary of Kvaerner Construction Limited, for the design and construction of new detention facilities and prisons. The Company expects that PCD will bid with PPS for the design, construction management and finance of new correctional and detention facilities in the United Kingdom.

*See note on page three regarding forward-looking statements.

In the majority of contracts, the Company manages facilities owned or leased by a governmental agency. The agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the governmental agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing entity; or
(iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. In some instances, the Company may be required to own and/or finance the facility. The construction of these facilities will be financed through various methods including, but not limited to the following: (i) funds from equity offerings of the Company's stock; (ii) borrowings from banks or other institutions; or (iii) lease arrangements with third parties.

The Company was incorporated in Florida in April, 1988. The Company's principal executive offices are located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243, and its telephone number is (561) 622-5656.

See the Company's Consolidated Financial Statements on pages 34 through 37 and
Note 8 of Notes to Consolidated Financial Statements on pages 41 and 42 of the Company's 1998 Annual Report to Shareholders for financial information regarding domestic and international operations.

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

FACILITIES

The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at January 3, 1999.

In April, 1998 the Company sold three facilities owned by it and the rights to acquire four other facilities to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. An eighth facility was purchased directly from a government entity. In October, 1998 the Company sold the completed portion of an additional facility to CPV. The facilities were then leased back to the Company under operating leases. See Item 2 -- "Properties."


     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY     COMMENCEMENT OF                 RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL        CURRENT CONTRACT      TERM      OPTION
------------------------- ---------------- --------- ------------------- --------------- ------------------- -----------  --------
CORRECTIONAL FACILITIES
-----------------------

FEDERAL GOVERNMENT
CONTRACTS:

Aurora INS Processing      Construction/       300      INS Detention        Minimum/          May 1998        1 year       Four
Center, Aurora,             Management                     Facility            Medium                                      One-year
Colorado(6)

Queens Private             Construction/       200      INS Detention        Minimum/          June 1998       1 year       Two,
Correctional Facility,     Management                     Facility            Medium                                      One-year
Queens, New York(6)

Taft Correctional          Management        2,048       Federal               Low/            August 1997     3 years      Seven,
Institution                                              Prison               Minimum                                      One-year
Taft, California

STATE GOVERNMENT
CONTRACTS:

Allen Correctional         Management        1,538       State Prison         Medium/         December 1998     2 years      One,
Center                                                                        Maximum                                      Two-year
Kinder, Louisiana

Bayamon Correctional          Design/          500       State Prison         Medium            March 1997      5 years      One,
Facility                   Construction/                                                                                  Five-year
Bayamon, Puerto Rico       Consultation/
                            Management

Bridgeport Pre-Release     Construction/       520    Pre-Release Center      Minimum         September 1995    5 years      None
Center                      Management
Bridgeport, Texas

Central Texas Parole        Renovation/        623     Parole Violator      All levels        September 1997     Varies      Varies
Violator Facility           Management                  Facility/U.S.                                             (1)          (1)
San Antonio, Texas                                    Marshal Detention
                                                         Facility/
                                                        Out of State
                                                       Prison Inmates

Central Valley                Design/           550     State Community       Medium           December 1997    10 years     None
Community Correctional     Construction/                 Correctional
Facility                    Management                     Facility
McFarland, California(6)

Charlotte County              Design/         1,000       State Prison        Medium         4th Quarter 2000*     (2)         (2)
Correctional Facility      Construction/                                                        (Estimated)
Charlotte County,           Management
Virginia

Cleveland Correctional      Management          520        State Prison       Medium             January 1999      1 2/3     Two
Center                                                                                                             years   One-year
Cleveland, Texas

Coke County Juvenile          Design/           200      Juvenile Offender    Medium/             March 1997      2 years Automatic.
Justice Facility           Construction/                     Facility        Maximum                                      Unlimited,
Coke County, Texas          Management                                                                                    Two-year


*See note on page three regarding forward-looking statements.



     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY        COMMENCEMENT                 RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM      OPTION
------------------------- ---------------- --------- ------------------- --------------- ------------------- -----------  --------

Desert View Community         Design/          568    State Community        Medium        December 1997      10 years     None
Correctional Facility      Construction/                Correctional
Adelanto, California(6)     Management                    Facility

East Mississippi              Design/          500     Mental Health       All levels    2nd Quarter 1999*    5 years      One,
Correctional Facility      Construction/                Correctional                        (Estimated)                  Two-year
Lauderdale County,          Management                    Facility
Mississippi

Golden State Community        Design/          550    State Community        Medium        December 1997      10 years     None
Correctional Facility      Construction/                Correctional
McFarland, California(6)    Management                    Facility


Guadalupe County              Design/          600      State Prison       All levels       October 1998       3 years    Annual
Correctional Facility      Construction/
Santa Rosa,                 Management
New Mexico

John R. Lindsey Unit          Design/        1,031       State Jail          Medium        September 1998     3 years      Two
Jack County, Texas         Consultation/                  Facility                                                       One-year
                            Management

Karnes County               Management         579      State Prison       All levels       January 1998       Varies     Varies
Correctional Center
Karnes City, Texas(6)

Kyle New Vision            Construction/       520     State Prison/        Minimum        September 1995     5 years      None
Chemical Dependency         Management/                  In-Prison
Treatment Center (3)         Chemical                     Chemical
Kyle, Texas                 Dependency                   Dependency
                             Treatment                Treatment Center

Lea County Correctional       Design/        1,200      State Prison       All levels         May 1998        3 years     Annual
Facility                   Construction/
Hobbs, New Mexico(6)        Management

Lawton Correctional           Design/        1,800      State Prison         Medium          July 1998         1 year      Four
Facility                   Construction/                                                                                 One-Year
Lawton, Oklahoma            Management

Lockhart Renaissance          Design/          500      State Prison        Minimum/        January 1999       1 year      Four
Facility                   Construction/                                     Medium                                      One-year
Lockhart, Texas             Management

Lockhart Work Program      Construction/       500      Work Program        Minimum         January 1999       1 year      Four
Facility                    Management                    Facility                                                       One-year
Lockhart, Texas

Marshall County               Design/        1,000      State Prison         Medium           May 1996        5 years   Unlimited,
Correctional Facility      Construction/                                                                                 Two-year
Marshall County,            Management
Mississippi

McFarland Community        Construction/       224    State Community       Minimum/       February 1998       1 year      None
Correctional Facility       Management                  Correctional         Medium
McFarland, California(6)                                  Facility

Michigan Youth                Design/          480        Juvenile          Maximum      3rd Quarter 1999*    4 years      Two,
Correctional Facility      Construction/                                                    (Estimated)                 Four-year
Baldwin, Michigan           Management


*See note on page three regarding forward-looking statements.



     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY        COMMENCEMENT                 RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM      OPTION
------------------------- ---------------- --------- ------------------- --------------- ------------------- -----------  --------

Moore Haven                   Design/        750       State Prison         Medium          July 1998        2 years    Unlimited,
Correctional Facility      Construction/                                                                                 Two-year
Moore Haven, Florida        Management

North Texas                 Renovation/      400       Intermediate        Minimum        September 1998      1 year       None
Intermediate Sanction       Management              Sanction Facility
Facility
Fort Worth, Texas

Ronald "Opie" McPherson       Design/        600       State Prison       All levels       January 1998    2 1/2 years  Unlimited,
Correctional Facility      Construction/                                                                                 Two-year
Newport, Arkansas           Management

Scott Grimes                  Design/        600       State Prison        Minimum/        January 1998    2 1/2 years  Unlimited,
Correctional Facility,     Construction/                                    Medium                                       Two-year
Newport, Arkansas           Management

South Bay Correctional        Design/      1,318       State Prison        Medium/        February 1997      3 years    Unlimited,
Facility                   Construction/                                Close Custody                                    Two-year
South Bay, Florida          Management

Travis County Community       Design/      1,000        State Jail          Medium          March 1997       5 years    Automatic,
Justice Center             Consultation/                 Facility                                                       Unlimited,
Travis County, Texas        Management                                                                                   Two-year

Willacy County Unit           Design/      1,000        State Jail          Medium        September 1998      1 year       Four
Raymondville, Texas        Consultation/                 Facility                                                        One-year
                            Management

Val Verde Correctional        Design/        600       State Prison        Medium/      1st Quarter 2000*      (2)         (2)
Facility                   Construction/                                   Maximum         (Estimated)
Del Rio, Texas              Management

LOCAL GOVERNMENT
CONTRACTS:

Broward County Work           Design/        300      Community Work      Non-secure      February 1998      5 years    Unlimited,
Release Center             Construction/              Release Center                                                     Two-year
Broward County,             Management
Florida(6)

Delaware County Prison        Design/      1,562       County Jail        All levels        July 1998        5 years    Unlimited,
Delaware County,           Construction/                 Facility                                                        Two-year
Pennsylvania                Management

Jena Juvenile Justice         Design/        276     Juvenile Center      All levels      December 1998      25 years      None
Center                     Construction/
Jena, Louisiana             Management

San Diego Correctional      Renovation/      900       County Jail        All levels    1st Quarter 2000*       (2)         (2)
Facility                    Management                                                     (Estimated)
San Diego, California

Val Verde County Jail       Management       184       County Jail        All Levels    1st Quarter 2000*       (2)         (2)
Del Rio, Texas                                                                             (Estimated)

INTERNATIONAL CONTRACTS:

Arthur Gorrie               Management       995        Remand and        All levels       August 1997       5 years       None
Correctional Centre                                  Reception Center
Wacol, Australia

Court Escort                Management        NA      Court Custody/      All levels         May 1996        6 years       Two,
West Midlands Area                                    Transport-Escort                                                  Three-year
England

*See note on page three regarding forward-looking statements.



     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY        COMMENCEMENT                 RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM      OPTION
------------------------- ---------------- --------- ------------------- --------------- ------------------- -----------  --------
Court Escort                Management        N/A      Court Custody/      All levels         May 1996        6 years       Two,
South East Area                                       Transport-Escort                                                   Three-year
England

Hassockfield Secure           Design/          40       Correctional         Medium      3rd Quarter 1999*    15 years      None
Training Centre            Construction/               Youth Training                       (Estimated)
Medomsley, England          Management                     Center

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

Fulham Correctional           Design/         600       State Prison        Minimum/         March 1997       5 years      Five,
Centre                     Consultation/                                     Medium                                      Three-year
Victoria, Australia         Management


Junee Correctional         Construction/      600       State Prison         Medium          April 1998       3 years       None
Centre                      Management
Junee, Australia

H.M. Prison Kilmarnock      Management        500     National Prison      All levels    2nd Quarter 1999*    25 years      None
Kilmarnock, Scotland                                                                        (Estimated)

H.M. Prison Lowdham         Management        500     National Prison      All levels      February 1998      25 years      None
Grange
Nottinghamshire, England

Maribyrnong Detention       Management         80       Immigration        All levels      December 1997      3 years       Two
Centre                                                   Detention                                                       Three-year
Melbourne, Australia

The New Prison at             Design/         800     National Prison      All levels    3rd Quarter 2000*      (2)         (2)
Moreton Lane               Construction/              and Therapeutic                       (Estimated)
Marchington, England        Management                   Community

New Brunswick Youth           Design/         N/A    Province Juvenile     All levels       October 1997      25 years      None
Centre (4)                 Consultation/                  Facility
New Brunswick, Canada       Maintenance

Perth Detention Centre      Management         40       Immigration        All levels      December 1997      3 years       Two
Perth, Australia                                         Detention                                                       Three-year

Port Hedland Detention      Management        700       Immigration        All levels      December 1997      3 years       Two
Center                                                   Detention                                                       Three-year
Port Hedland, Australia

PPS Home Monitoring         Management        N/A      Home Detention      Non-secure       January 1999      5 years       None
Service                                                   Services
Norfolk, England

Pucklechurch Youth          Management        400       Youth Prison       All levels    4th Quarter 1999*    15 years      None
Offender Institution                                                                        (Estimated)
Pucklechurch, UK

Public Corrections          Management        N/A       Health Care           N/A           January 1998      3 years       Two
Enterprise                                                Services                                                        One-year
Victoria, Australia

Victoria Court Custody      Management        N/A          Court           All levels      September 1998     3 years       None
Services, Melbourne,                                 Custody/Transport-
Australia                                                  Escort

Villawood Detention         Management        300       Immigration        All levels      November 1997      3 Years       Two
Centre                                                   Detention                                                      Three-year
Sydney, Australia


*See note on page three regarding forward-looking statements.



     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY        COMMENCEMENT                 RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL          OF CONTRACT         TERM      OPTION
------------------------- ---------------- --------- ------------------- --------------- ------------------- -----------  --------

OTHER FACILITIES
-----------------
South Florida State           Design/      350     State Psychiatric        N/A          November 1998      5 years        Three
Hospital,                  Construction/                Hospital                                                         Five-year
Pembroke Pines, Florida     Management

Atlantic Shores Hospital    Management      86        Psychiatric           N/A               (5)             (5)           (5)
Fort Lauderdale, Florida                                Hospital


--------------------
    (1) This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.
    (2)  Contract terms have yet to be negotiated.
    (3) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a one-year term expiring August 31, 1999.
    (4)  The Company holds a contract for maintenance only of this facility.
    (5) The Company purchased this facility in July, 1997 and provides services on an individual patient basis, therefore, there are no contracts with government agencies subject to terms and/or renewals
    (6)  The Company leases these Facilities from CPV.

The Company offers services that go beyond simply housing inmates. The Company's wide array of in-facility rehabilitative and educational programs differentiates it from many competitors who lack the experience or resources to provide such programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development ("GED") certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at thirty-four of the facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association ("ACA"). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company's contracts for facilities in the United States require the Company to seek accreditation of the facility. The Company has sought and received ACA accreditation for fifteen of the facilities it manages and has always received ACA accreditation when sought.

Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. See also "Business -- Facility Design, Construction and Finance." If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or development of the project will be entirely suspended. If the project is self-financed by the Company, then financing is in place prior to the commencement of construction.

When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

FACILITY MANAGEMENT CONTRACTS

Other than listed in the following table, no other single customer accounted for 10% or more of the Company's total revenues for Fiscal 1998, 1997, and 1996.

                  CUSTOMER                              1998                    1997                    1996
---------------------------------------------    --------------------    --------------------    --------------------
Various agencies of the State of Texas...                 25%                     32%                     39%
California Department of Corrections.....                 17%                     10%                      5%
State of Florida Correctional
  Privatization Committee................                 11%                     13%                      9%
New South Wales Department of
  Corrective Services....................                  4%                      7%                     10%
Queensland Corrective Services...........                  4%                      7%                     11%



Except for its contract for the Taft Correctional Institution, and the facilities in the United Kingdom and Australia, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company is compensated at an inmate per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable law and is paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

The Company's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option, generally for a term ranging from one to five years. Some of the Company's management contracts fall within the definition of "qualified management contracts" under the rules of the Internal Revenue Service. Therefore, such contracts are for one five-year term with the power to terminate for convenience at the end of three years. The Company has: (i) eight contracts expiring in 1999 (one with an automatic unlimited two-year extension, two with no renewal options, three with four one-year renewal options, one with two one-year extensions, and one with three three-year extensions); (ii) eleven contracts expiring in 2000 (two with no renewal option, four with unlimited two year renewal options, one with seven, one-year renewal options, two with four one-year extensions, one with two one-year extensions, and one with one two-year extension); (iii) four expiring in 2001 (one with two one-year renewal options, two with no renewal options, and one with unlimited two-year options); (iv) six expiring in 2002 (one with no renewal option, one with unlimited automatic two-year extensions, one with five three-year extensions, two with two three-year extensions, and one with one five-year extension); (v) six expiring in 2003 (four with two three-year extensions and two with unlimited two-year extensions); (vi) three expiring in 2004 (two with no renewal option and one with two one-year extensions); (vii) one expiring in 2006 with three five-year renewal options; (viii) four expiring in 2007, all with no renewal options; (ix) one in 2023 with no renewal option; (x) one in 2025 with no renewal option; and (xi) one in 2026 with no renewal option. The remainder of the Company's contracts are either in negotiation currently or have varied renewal options that are dependent upon the agency contracted with, the type of inmate, and other factors. See also "Business-Facilities." Except as described below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms.

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

In addition, in connection with the Company's management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company's contracts typically require it to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company, through TWC, has general liability insurance coverage of $50 million per occurrence and in the aggregate. See "Business -- Insurance." In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company's management of facilities and in some instances the Company is required to maintain performance bonds.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Through February 19, 1999, the Company has provided service for the design and construction of twenty-seven facilities and for the redesign and renovation of three facilities and has contracts to design and construct four new facilities. The Company is willing to perform consultation and management services for the design and construction or redesign and renovation of a facility regardless of whether it has been awarded the contract for the management of such facility. See table in "Business - Facilities."

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

The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity, or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a broker in any regard with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties. Of the 52 facilities managed or contracted to be managed by the Company, 34 are funded using one of the above-described financing vehicles, and 18 are or will be directly leased. However, alternative financing arrangements may be required for certain facilities. A growing trend in the correctional and detention industry requires private operators to make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. By participating in such projects, private operators achieve economic benefits and tax advantages that are not typically available in connection with more traditional arrangements.

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

BUSINESS PROPOSALS

The Company pursues both domestic and international projects. At January 3, 1999, the Company had outstanding written responses to RFPs for 9 projects with a total of 4200 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

Presently, the Company is named insured under a liability insurance program maintained by TWC (the "Insurance Program"). The Insurance Program includes general comprehensive liability, automobile liability and workers' compensation coverage for TWC and all of its domestic subsidiaries. The Insurance Program consists of primary and excess insurance coverage. The primary coverage consists of up to $5 million of coverage per occurrence with no aggregate coverage limit. The excess coverage consists of up to $50 million of coverage per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The premium to be paid by the Company to TWC for coverage under the Insurance Program in 1998 was approximately $7.4 million, representing premiums paid to a captive reinsurance company that is wholly owned by TWC. The Company believes that the premiums it is charged under the Insurance Program are less than those that would be charged by a third party insurer. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $2 million of costs, expenses, and losses per occurrence during the first half of 1998, and the first $1 million of costs, expenses, and losses per occurrence during the second half of 1998 were reinsured by TWC's wholly-owned captive reinsurance company. During fiscal 1999, the first $1 million of costs, expenses, and losses per occurrence are reinsured by TWC's wholly-owned captive reinsurance company.

EMPLOYEES AND EMPLOYEE TRAINING

At January 3, 1999, the Company had 8,000 full-time employees. Of such full-time employees, 62 were employed at the Company's headquarters and 7,938 were employed at facilities. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at Queens Private Correctional Facility (New York) and Junee Correctional Centre, Arthur Gorrie Correctional Centre, Fulham Correctional Centre and Immigration Detention Services (Australia) are members of unions. The Company has entered into a contract with the union for the correctional officers at the Queens Private Correctional Facility and Junee facility, however, the Company has not entered into a contract with the other two unions. Other than the contracts described above, the Company has no union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

Under the laws applicable to most of the Company's operations, and internal Company policy, the Company's corrections officers are required to complete a minimum amount of training prior to employment. At least 160 hours of training by the Company is required under most state laws before an employee is allowed to work in a position that will bring him or her in contact with inmates. Florida law requires that the correction officers receive 520 hours of training. The Company's training programs meet or exceed all applicable requirements.

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

COMPETITION

The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, U.K. Detention Services, Ltd., and Cornell Corrections Corporation. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the Company's business without substantial capital investment or experience in management of correctional or detention facility experience. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS

Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia and the United Kingdom.

A summary of domestic and international operations is presented below:

                                             ----------------     ----------------     ----------------
                                                  1998                 1997                 1996
                                             ----------------     ----------------     ----------------
REVENUES
   Domestic operations...................     $   264,642          $   167,223          $    108,245
   International operations..............          48,117               39,707                29,539
                                             ----------------    ----------------      ----------------
      Total revenues.....................     $   312,759          $   206,930          $    137,784
                                             ================     ================     ================

OPERATING INCOME
   Domestic operations...................     $    18,649         $     12,388         $       7,087
   International operations..............           3,852                4,157                 2,644
                                             ----------------     ----------------     ----------------
      Total operating income.............     $    22,501         $     16,545         $       9,731
                                             ================     ================     ================
LONG-LIVED ASSETS
   Domestic operations...................    $     32,218         $     34,061         $      18,418
   International operations..............           4,061                4,693                   557
                                             ----------------     ----------------     ----------------
      Total long-lived assets............    $     36,279         $     38,754         $      18,975
                                             ================     ================     ================



The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom. The following table (in thousands) summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.


                                                           1998                    1997                     1996
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues....................................        $       91,071          $       51,009           $      28,953
Operating income (loss).....................                 7,032                   3,884                   1,764
Net income (loss) ..........................                 4,163                   2,209                   1,208

BALANCE SHEET DATA
Current Assets..............................        $       25,274          $       14,595           $      13,145
Noncurrent Assets...........................               145,433                     517                     538
Current liabilities.........................                17,769                   8,115                   8,518
Noncurrent liabilities......................               141,165                   4,029                   5,075
Stockholders' equity........................                11,773                   2,968                      90
---------------------------------------------------------------------------------------------------------------------------


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

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC. In addition, the Company leases office space for its regional offices in Austin, Texas; Irvine, California; Lake Charles, Louisiana; and Sydney, Australia.

The Company also leases the space for the following facilities it manages under operating leases: (i) North Texas Intermediate Sanction Facility; (ii) Central Texas Parole Violator Facility; (iii) Central Valley Community Correctional Facility; (iv) Desert View Community Correctional Facility; (v) Golden State Community Correctional Facility; (vi) Lea County Correctional Facility; (vii) Karnes County Correctional facility; (viii) Broward Work Release Center; (ix) Aurora INS Processing Center; (x) Queens Private Correctional Facility; (xi) McFarland Community Correctional Facility; (xii) Lawton Correctional Facility;
(xiii) Jena Juvenile Justice Center; and (xiv) Coke County Juvenile Justice Center.

In December 1997, the Company entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of January 3, 1999, approximately $100.9 million of this operating lease facility was utilized for properties under development.

On April 28, 1998, Correctional Properties Trust ("CPV"), a Maryland real estate investment trust, sold 6.2 million shares of common stock at $20.00 per share in an initial public offering. Approximately $113.0 million of the net proceeds of the offering were used to acquire eight correctional and detention facilities operated by the Company. These facilities were then leased back to the Company under operating leases. The Company received approximately $42 million for the three facilities owned by it and for its right to acquire four of the other five facilities realizing a profit of $18 million, which will be amortized over the ten-year lease term. The eighth facility was purchased directly from a government entity. CPV was also granted the option to acquire three additional correctional facilities then under development by the Company and the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company. On October 30, 1998, CPV acquired the completed portion of one of the option facilities for $26 million.

The Company owns an 86-bed psychiatric hospital in Fort Lauderdale, Florida which it purchased and renovated in 1997.

ITEM 3.  LEGAL PROCEEDINGS

On August 31, 1995, the Company was joined as an indispensable party in an action filed by the Delaware County Prison Employees Independent Union (the "Union") in the Court of Common Pleas of Delaware County, Pennsylvania. The action questioned the Delaware County Board of Prison Inspectors' (the "Board") authority under a contract between the Union and the Board to award the contract to manage the existing Delaware County Prison to the Company. This action was resolved in the Company's favor in fiscal 1998.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                                        AGE                           POSITION
----                                        ---                           --------
George R. Wackenhut                          79       Chairman of the Board and Director
George C. Zoley                              49       Vice Chairman of the Board, Chief Executive Officer, and Director
Wayne H. Calabrese                           48       President and Chief Operating Officer
John G. O'Rourke                             48       Senior Vice President, Chief Financial Officer, and Treasurer
Carol M. Brown                               44       Senior Vice President, Health Services
Robert W. Mianowski                          48       Senior Vice President, Operations
Patricia McNair Persante                     49       Senior Vice President, Contract Compliance
David N.T. Watson                            33       Controller, Chief Accounting Officer, and Assistant Treasurer




         GEORGE R. WACKENHUT is the Chairman of the Board. He is also the Chief Executive Officer of The Wackenhut Corporation ("TWC") and a Trustee of Correctional Properties Trust ("CPV"). He was President of TWC from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. He is a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida, and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, the President's Advisory Council for the Small Business Administration, Region IV, and a member of the National Board of the National Soccer Hall of Fame. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from John Hopkins University.

         GEORGE C. ZOLEY has served as Vice Chairman of the Board since January 1997. Previously he had served as President and Director of the Company since it was incorporated in 1988, and Chief Executive Officer since April, 1994. Dr. Zoley established the correctional division for TWC in 1984 and was, and continues to be, a major factor in the company's development of its privatized correctional and detention facility business. Dr. Zoley is also a director of each of the entities through which the Company conducts its international operations and a Trustee of CPV. From 1981 through 1988, as manager, director, and then Vice President of Government Services of Wackenhut Services, Inc. ("WSI"), Dr. Zoley was responsible for the development of opportunities in the privatization of government services by WSI. Currently Dr. Zoley serves as a Senior Vice President of The Wackenhut Corporation. Prior to joining WSI, Dr. Zoley held various administrative and management positions for city and county governments in South Florida. Dr. Zoley holds Masters and Doctorate degrees in Public Administration.

         WAYNE H. CALABRESE has served as President since January 1997, Chief Operating Officer since January 1996, a director of the Company since April, 1998, and as Executive Vice President of the Company from 1994 to 1996. Mr. Calabrese is also a director of each of the entities through which the Company conducts its international operations. Mr. Calabrese served as Chief Executive Officer of Australasian Correctional Management, Pty Ltd., a subsidiary of the Company, from 1991 until he returned to the United States in 1994. Mr. Calabrese joined the Company as Vice President, Business Development in 1989, became Executive Vice President in 1994 and became Chief Operating Officer in 1996. Mr. Calabrese's prior experience in the public sector includes positions as Assistant City Law Director in Akron, Ohio; and Assistant County Prosecutor, and later, Chief of the County Bureau of Support for Summit County, Ohio. Mr. Calabrese was also Legal Counsel and Director of Development for the Akron Metropolitan Housing Authority. Prior to joining the Company, Mr. Calabrese was engaged in the private practice of law as a partner in the Akron law firm of Calabrese, Dobbins and Kepple.

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

         CAROL M. BROWN has served as Senior Vice President, Health Services of the Company since August, 1990, and as President of the Company's healthcare subsidiary, Atlantic Shores Healthcare, Inc., since April 1997. Ms. Brown is a certified specialist in correctional health care management. From 1988 until joining the Company Ms. Brown was a Consultant for medical case management and workers' compensation in South Florida for Health and Rehabilitation Management, Inc. From 1987 to 1988, Ms. Brown was Medical Manager for Metlife Healthcare of South Florida. Ms. Brown was an Administrator for health care services for Medical Personnel Pool, Inc. from 1985 to 1987 and for Upjohn Healthcare from 1981 to 1985.

         ROBERT W. MIANOWSKI has served as the Senior Vice President, Operations of the Company since May, 1990. From May, 1988, until joining the Company, Mr. Mianowski was Criminal Prosecuting Attorney for the City of Cuyahoga Falls, Ohio, Department of Law, and was previously in private law practice. Mr. Mianowski's career as practicing attorney was preceded by fourteen (14) years in the field of law enforcement, having served as a law enforcement officer in several Ohio municipalities, and as Chief of Police of Boston Heights, Ohio, from 1984 to 1986.

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

         DAVID N.T. WATSON has served as Controller and Assistant Treasurer of the Company since November, 1994 and also serves as the Company's Chief Accounting Officer. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson has a B.A. in Economics from the University of Virginia and an M.B.A. from Rutgers, the State University of New Jersey. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

                                    PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Page 25 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to Pages 26 and 27 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by these items is incorporated by reference to Pages 28 through 33 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to Pages 34 through 45 of the Registrant's 1998 Annual Report to Shareholders except for the Financial Statement and Schedule listed in Item 14 (a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included in Part I, hereto) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

   (a)     1.     Report of Independent Certified Public Accountants - This
                  item is incorporated by reference to Page 46 of the Registrant's 1998 Annual Report to Shareholders.

                  The following consolidated financial statements of the Company, included in the Registrant's 1998 Annual Report to its Shareholders for the fiscal year ended January 3, 1999, are incorporated by reference in Part II, Item 8:

                  Consolidated Balance Sheets - January 3, 1999 and December 28, 1997 - Page 35

                  Consolidated Statements of Income - Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 - Page 34

                  Consolidated Statements of Cash Flows - Fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 - Page 37

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 - Page 36

                  Notes to Consolidated Financial Statements - Pages 38
                  through 45

           2.     FINANCIAL STATEMENT SCHEDULES.

                  Schedule II - Valuation and Qualifying Accounts - Page 25

                  All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

           3. EXHIBITS. THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
   3.1** Amended and Restated Articles of Incorporation of the Company dated May 16, 1994.

   3.2**      Bylaws of the Company.

   4.1* Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, NationsBank, National Association, Scotia Banc, Inc. and the Lenders Party thereto from time to time.

   4.2* Amended and Restated Participation Agreement, dated June 19, 1997, among Wackenhut Corrections Corporation, First security Bank, National Association, the Various Bank and other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and NationsBank, National Association.

   4.3* Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Correction Corporation.

   4.4* Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and NationsBank, National Association.

   4.5* Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among, NationsBank, National Association, and other financial institutions parties thereto and First security Bank, National Association.

  10.2+**     Wackenhut Corrections Corporation 1994 Stock Option Plan.

  10.3+** Form of Indemnification Agreement between the Company and its Officers and Directors.

  10.4+**     Wackenhut Corrections Corporation Senior Officer Retirement Plan.

  10.5+**     Wackenhut Corrections Corporation Director Deferral Plan.

  10.6+**     Wackenhut Corrections Corporation Senior Officer Incentive Plan.

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

  10.11****   Form of Master Agreement to Lease between CPT Operating
              Partnership L.P. and Wackenhut Corrections Corporation; Form of
              Lease Agreement between CPT Operating Partnership L.P. and
              Wackenhut Corrections Corporation; Form Right to Purchase
              Agreement between Wackenhut Corrections Corporation and CPT
              Operating Partnership L.P.; and, Form of Option Agreement between
              Wackenhut Corrections Corporation and CPT Operating Partnership
              L.P.

  13.0 Annual Report to Shareholders for the year ended January 3, 1999, beginning with page 25 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

  21.1        Subsidiaries of the Company.

  23.1        Consent of Independent Certified Public Accountants.

  24.1* Powers of Attorney (included as part of the signature page hereto).

  27.1        Financial Data Schedule (For SEC use only).

--------------
*   Filed herewith.

** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-79264)

***Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-80785)

****Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of the Company's Registration Statement on Form S-3 (Registration Number 333-46681).

+ Management contract or compensatory plan, contract or agreement as defined in Item 402(a) (3) of Regulation S-K.

(b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of fiscal year 1998.

-----------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      WACKENHUT CORRECTIONS CORPORATION



                                         /s/ John G. O'Rourke
Date: April 2, 1999                      ------------------------------
                                         JOHN G. O'ROURKE
                                         Senior Vice President - Finance,
                                           Treasurer & Chief Financial Officer


Each person whose signature appears below hereby constitutes and appoints John
G. O'Rourke, Senior Vice President -- Finance, Treasurer and Chief Financial Officer; David N.T. Watson, Controller, Chief Accounting Officer and Assistant Treasurer; James P. Rowan, General Counsel; and Francis E. Finizia, Corporate Counsel and Assistant Secretary; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 2, 1999                      /s/ George C. Zoley
                                         ------------------------------
                                         GEORGE C. ZOLEY
                                         Vice Chairman of the Board and
                                           Chief Executive Officer
                                           (principal executive officer)

Date: April 2, 1999                      /s/ John G. O'Rourke
                                         ------------------------------
                                         JOHN G. O'ROURKE
                                         Senior Vice President -- Finance,
                                           Treasurer & Chief Financial Officer
                                           (principal financial officer)

Date: April 2, 1999                      /s/ David N.T. Watson
                                         ------------------------------
                                         DAVID N.T. WATSON
                                         Controller, Chief Accounting Officer,
                                           & Assistant Treasurer
                                           (principal accounting officer)

Date: April 2, 1999                      /s/ George R. Wackenhut
                                         ------------------------------
                                         GEORGE R. WACKENHUT
                                         Director

Date: April 2, 1999                      /s/ Richard R. Wackenhut
                                         ------------------------------
                                         RICHARD R. WACKENHUT
                                         Director

Date: April 2, 1999                      /s/ Wayne H. Calabrese
                                         ------------------------------
                                         WAYNE H. CALABRESE
                                         Director

Date: April 2, 1999                      /s/ NORMAN A. CARLSON
                                         ------------------------------
                                         NORMAN A. CARLSON
                                         Director

Date: April 2, 1999                      /s/ BENJAMIN R. CIVILETTI
                                         ------------------------------
                                         BENJAMIN R. CIVILETTI
                                         Director

Date: April 2, 1999                      /s/ MANUEL J. JUSTIZ
                                         ------------------------------
                                         MANUEL J. JUSTIZ
                                         Director

Date: April 2, 1999                      /s/ JOHN F. RUFFLE
                                         ------------------------------
                                         JOHN F. RUFFLE
                                         Director

Date: April 2, 1999                      /s/ RICHARD H. GLANTON
                                         ------------------------------
                                         RICHARD H. GLANTON
                                         Director

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wackenhut Corrections Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1999. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed above in item 14(a)2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida
February 9, 1999

                                  SCHEDULE II

                       WACKENHUT CORRECTIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

      FOR THE FISCAL YEARS ENDED, JANUARY 3, 1999, DECEMBER 28, 1997, AND
                               DECEMBER 29, 1996

                                 (IN THOUSANDS)

-------------------------------------------- -------------- - -------------- -- -------------- -- -------------- -- -------------
                                              BALANCE AT       CHARGED TO          CHARGED         DEDUCTIONS,       BALANCE AT
                                               BEGINNING        COST AND          TO OTHER           ACTUAL            END OF
                DESCRIPTION                    OF PERIOD        EXPENSES          ACCOUNTS        CHARGE-OFFS          PERIOD
                -----------                  --------------   --------------    --------------    --------------    -------------

YEAR ENDED JANUARY 3, 1999:
      Allowance for doubtful accounts.....   $       627      $  4,278           $     --          $    (1,121)      $   3,784

YEAR ENDED DECEMBER 28, 1997:
     Allowance for doubtful accounts......   $        --      $  1,745           $     --          $    (1.118)      $     627

YEAR ENDED DECEMBER 29, 1996:
     Allowance for doubtful accounts......   $        --      $     --           $     --          $        --       $      --



                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                         DESCRIPTION
-----------------    ---------------------------------------------------------
      3.1            Amended and Restated Articles of Incorporation of the
                     Company dated May 16, 1994.

      4.1 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, NationsBank, National Association, Scotia Banc, Inc. and the Lenders Party thereto from time to time.

      4.2 Amended and Restated Participation Agreement, dated June 19, 1997, among Wackenhut Corrections Corporation, First security Bank, National Association, the Various Bank and other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and NationsBank, National Association.

      4.3 Amended and Restated Lease Agreement, dated as of June 19, 1997, between First Security Bank, National Association and Wackenhut Correction Corporation.

      4.4 Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and NationsBank, National Association.

      4.5 Third Amended and Restated Trust Agreement, dated as of June 19, 1997, among, NationsBank, National Association, and other financial institutions parties thereto and First security Bank, National Association.

      3.2            Bylaws of the Company.

     10.1            Wackenhut Corrections Corporation Stock Option Plan.

     10.2            Wackenhut Corrections Corporation 1994 Stock Option Plan.

     10.3 Form of Indemnification Agreement between the Company and its Officers and Directors.

     10.4            Wackenhut Corrections Corporation Senior Officer
                     Retirement Plan.

     10.5            Wackenhut Corrections Corporation Director Deferral Plan.

     10.6            Wackenhut Corrections Corporation Senior Officer Incentive
                     Plan.

     10.7 Services Agreement dated as of January 3, 1994 between the Company and TWC (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended, Registration Number 33-79264).

     10.8 Services Agreement effective as of January 1, 1996 between the Company and TWC.

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

     10.11 Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.

     13.0 Annual Report to shareholders for the year ended January 3, 1999, beginning with page 25 (to be deemed filed only to the extext required by the instructions to exhibits for reports on this Form 10-K).

     21.1            Subsidiaries of the Company.

     23.1            Consent of Independent Certified Public Accountants.

     24.1 Powers of Attorney. (included as part of the signature page hereto).