Form 10-Q
period 1999-03-31
WACKENHUT CORRECTIONS CORP
filed 1999-05-19
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 4, 1999

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

                           Yes  [X]   No   [ ]

At April 28, 1999, 22,383,722 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 4, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        APRIL 4, 1999 AND MARCH 29, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED
                                                           ------------------------------------

                                                            APRIL 4, 1999     MARCH 29, 1998
                                                           ---------------  -------------------
Revenues ............................................          $ 97,431          $ 71,269

Operating expenses (including amounts related
     to Parent of $2,327 and $1,989) ................            86,123            61,452
Depreciation and amortization .......................             1,303             1,037
                                                               --------          --------
     Contribution from operations ...................            10,005             8,780
G&A expense (including amounts related to
  Parent of $852 and $542) ..........................             3,462             3,788
                                                               --------          --------
     Operating income ...............................             6,543             4,992
Interest income (including interest income related to
  Parent of $179 and $35)............................               407               245
                                                               --------          --------
Income before income taxes, equity in earnings
  of affiliates, and cumulative effect of change in
  accounting for start-up costs .....................             6,950             5,237
Provision for income taxes ..........................             2,787             2,138
                                                               --------          --------
Income before equity in earnings of affiliates and
  cumulative effect of change in accounting
  for start-up costs ................................             4,163             3,099
Equity in earnings of affiliates, net of income tax
  provision of $453 and $172 ........................               676               264
                                                               --------          --------
Income before cumulative effect of change
  in accounting for start-up costs ..................             4,839             3,363
Cumulative effect of change in accounting for
  start-up costs, net of tax ........................                --           (11,528)
                                                               --------          --------
Net income (loss) ...................................          $  4,839          $ (8,165)
                                                               ========          ========
Basic earnings per share:
     Income before cumulative effect of change in
       accounting for start-up costs ................          $   0.22          $   0.15
     Cumulative effect of change in accounting for
       start-up costs, net of tax ...................                --             (0.52)
                                                               --------          --------
     Net income (loss) ..............................          $   0.22          $  (0.37)
                                                               ========          ========
Diluted earnings per share:
     Income before cumulative effect of change in
       accounting for start-up costs ................          $   0.22          $   0.15
     Cumulative effect of change in accounting for
       start-up costs, net of tax ...................                --             (0.51)
                                                               --------          --------
     Net income (loss) ..............................          $   0.22          $  (0.36)
                                                               ========          ========
Basic weighted average shares outstanding ...........            21,851            22,185
                                                               ========          ========
Diluted weighted average shares outstanding .........            22,280            22,816
                                                               ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 4, 1999 AND JANUARY 3, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  APRIL 4, 1999     JANUARY 3, 1999
                                                               ------------------   ---------------
ASSETS                                                            (UNAUDITED)
Current Assets:
     Cash and cash equivalents ..........................          $  42,762           $  20,240
     Accounts receivable, net ...........................             58,506              61,188
     Current portion of deferred income tax asset, net ..              1,964               1,769
     Other ..............................................             11,434              11,267
                                                                   ---------           ---------
                  Total current assets ..................            114,666              94,464

     Property and equipment, net ........................             19,513              36,279
     Investments in and advances to affiliates ..........             17,421              15,447
     Goodwill ...........................................              1,975               2,011
     Deferred income tax asset, net .....................                 --               1,277
     Other ..............................................              3,428               1,804
                                                                   ---------           ---------
                                                                   $ 157,003           $ 151,282
                                                                   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................          $   8,085           $   9,218
     Accrued payroll and related taxes ..................             12,078               9,955
     Accrued expenses ...................................             12,817               9,850
     Current portion of deferred revenue ................              2,710               2,383
     Current portion of long-term debt ..................                 13                  13
                                                                   ---------           ---------
                  Total current liabilities .............             35,703              31,419
                                                                   ---------           ---------
Long-term debt ..........................................                197                 200
Deferred revenue ........................................             16,527              16,723
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ...................                 --                  --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         22,383,722 and 22,347,922 shares
         issued and outstanding .........................                224                 223
     Additional paid-in capital .........................             83,661              83,164
     Retained earnings ..................................             36,362              31,523
     Accumulated other comprehensive loss ...............             (2,522)             (3,117)
     Less:  common stock in treasury at cost--
         653,000 and 453,500 shares .....................            (13,149)             (8,853)
                                                                   ---------           ---------
                  Total shareholders' equity ............            104,576             102,940
                                                                   ---------           ---------
                                                                   $ 157,003           $ 151,282
                                                                   =========           =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                        APRIL 4, 1999 AND MARCH 29, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THIRTEEN WEEKS ENDED
                                                                         ----------------------------------
                                                                          APRIL 4, 1999      MARCH 29, 1998
                                                                         ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .......................................          $  4,839           $ (8,165)
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities--
              Depreciation and amortization expense ..............             1,303              1,037
              Equity in earnings of affiliates ...................            (1,129)              (436)
              Cumulative effect of change in accounting for
                  start-up costs .................................                --             11,528
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable ................................             2,860            (10,740)
              Deferred income tax asset ..........................             1,082                 --
              Other current assets ...............................              (319)            (1,321)
              Other assets .......................................            (1,584)            (1,077)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ..............             2,063              2,120
              Accrued payroll and related taxes ..................             2,068             (1,100)
              Deferred income taxes, net .........................                --              2,134
                                                                            --------           --------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             11,183             (6,020)
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates ...............................              (845)              (222)
         Capital expenditures ....................................            (6,361)            (1,346)
         Proceeds from sale of capital assets to CPV .............            22,281                 --
                                                                            --------           --------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             15,075             (1,568)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options .................               194              1,031
         Payments on debt ........................................                (3)                (3)
         Advances from The Wackenhut Corporation .................            29,670             14,425
         Repayments to The Wackenhut Corporation .................           (29,670)           (14,425)
         Repurchase of common stock ..............................            (4,297)                --
                                                                            --------           --------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (4,106)             1,028
                                                                            --------           --------
Effect of exchange rate changes on cash ..........................               370                143
Net increase (decrease) in cash ..................................            22,522             (6,417)
Cash, beginning of period ........................................            20,240             28,960
                                                                            --------           --------
CASH, END OF PERIOD ..............................................          $ 42,762           $ 22,543
                                                                            ========           ========
SUPPLEMENTAL DISCLOSURES:
         Impact on equity from tax benefit related to the
         exercise of options issued under the company's non-
         qualified stock option plan .............................          $    304           $  1,871
                                                                            ========           ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes To Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 1999 for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                                    THIRTEEN WEEKS ENDED
                                              APRIL 4, 1999   MARCH 29, 1998
                                              -------------   --------------
REVENUES
       Domestic operations ............         $84,964          $58,841
       International operations .......          12,467           12,428
                                                -------          -------
        Total revenues ................         $97,431          $71,269
                                                =======          =======

OPERATING INCOME
       Domestic operations ............         $ 5,080          $ 4,321
       International operations .......           1,463              671
                                                -------          -------
          Total operating income ......         $ 6,543          $ 4,992
                                                =======          =======

                                                         AS OF
LONG-LIVED ASSETS                             APRIL 4, 1999   JANUARY 3, 1999
                                              -------------   ---------------
       Domestic operations ............         $15,240          $32,218
       International operations .......           4,273            4,061
                                                -------          -------
          Total long-lived assets .....         $19,513          $36,279
                                                =======          =======

Long-lived assets consist of property, plant and equipment.

3.       DEFERRED CHARGES

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. Effective December 29, 1997, the Company wrote-off existing unamortized start-up costs and project development costs of $19.5 million (or $11.5 million after-tax) to record the cumulative effect of the change in accounting principle. The adoption of SOP 98-5 required a restatement of the previously issued financial statements for the thirteen weeks ended March 29, 1998. Under this policy, the Company expenses all start-up and project development costs as incurred.

4.       COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective December 29, 1997. SFAS 13 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                    THIRTEEN WEEKS ENDED
                                              APRIL 4, 1999   MARCH 29, 1998
                                              -------------   --------------
Net income (loss)                               $  4,839         $ (8,165)
Foreign currency translation adjustments,
  net of income tax expense of $399 and
  $719, respectively.                                595            1,043
                                                --------         --------
Comprehensive income (loss)                     $  5,434         $ (7,122)
                                                ========         ========

5.       SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On January 15, 1999, the Company sold its right to acquire a 1,500-bed correctional facility located in Lawton, Oklahoma and sold the 600-bed expansion of the Lea County Correctional Facility to Correctional Properties Trust ("CPV") for a total of approximately $66.1 million. Net proceeds to the Company from the sale were

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




approximately $22.3 million. Simultaneous with these purchases, the Company entered into ten-year operating leases of the facilities from CPV. These properties require initial annual lease payments of $6.3 million and include annual increases for changes in the consumer price index with minimum increases of 3% for each of the following two years.

6.       EARNINGS PER SHARE

The following table shows the amounts used in computing earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).



                                                                               Thirteen Weeks Ended
                                                                     April 4, 1999                March 29, 1998
                                                               -----------------------        -----------------------
                                                                 Income       Shares            Income       Shares
                                                               ----------    ---------        ----------    ---------
Net Income (loss).....................................          $   4,839                      $ (8,165)
                                                               ==========                     =========
Basic earnings (loss) per share:
     Weighted average shares outstanding..............                          21,851                         22,185
                                                                             =========                      =========
     Per share amount.................................          $    0.22                      $   (0.37)
                                                               ==========                     ==========
Effect of Dilutive Securities:........................          $   (0.00)         429         $    0.01          631

Diluted earnings (loss) per share:
     Weighted average shares assuming dilution........                          22,280                         22,816
                                                                             =========                      =========
     Per share amount.................................          $    0.22                       $  (0.36)
                                                               ==========                     ==========

Options to purchase 186,500 shares of the Company's common stock, with exercise prices ranging from $23.75 to $29.56 per share and expiration dates between 2007 and 2009, were outstanding during and at the end of the first quarter of 1999, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Options to purchase 1,000 shares of the Company's common stock, with an exercise price of $29.56 per share and expiring in 2007, were outstanding during and at the end of the first quarter of 1998, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7.       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In management's opinion, the impact of adopting this statement in 2000 will not have a material impact upon the Company's results of operations or financial position.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




8.       TREASURY STOCK

On August 7, 1998, the Board of Directors of the Company authorized the repurchase, at the discretion of the senior management, of up to 500,000 shares of the Company's common stock. As of January 3, 1999, the Company had repurchased 453,500 shares of common stock, which were recorded as treasury stock and resulted in a reduction of shareholders' equity. In February 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of April 4, 1999, the Company had repurchased a total of 653,000 of the 1 million common shares authorized for repurchase and had recorded the repurchased shares as treasury stock resulting in a reduction of shareholders' equity.

9.       SUBSEQUENT EVENT

During April 1999, the Company repurchased an additional 100,000 shares of the Company's common stock as authorized by the Board of Directors in February 1999, and recorded the transactions as treasury stock resulting in a reduction of shareholders' equity.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, filed with the Securities and Exchange Commission on April 2, 1999, for further discussion and analysis of information pertaining to the Company's results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the May 6, 1999 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY AND CAPITAL RESOURCES

On January 15, 1999 the Company sold its right to acquire a 1,500-bed correctional facility located in Lawton, Oklahoma and sold the 600-bed expansion of the Lea County Correctional Facility located in Hobbs, New Mexico to CPV for approximately $66.1 million. Net proceeds to the Company from the sale were approximately $22.3 million. Both facilities are being leased back to the Company under an operating lease.

Cash and cash equivalents at April 4, 1999 of $42.8 million increased $22.5 million from January 3, 1999. Cash provided by operating activities amounted to $11.2 million in the First Quarter 1999 versus cash used in operating activities of $6.0 million in First Quarter 1998 primarily reflecting a lower trade accounts receivable balance. Cash provided by investing activities amounted to $15.1 million in the First Quarter 1999, including capital expenditures of $6.4 million representing the investment in facilities and purchase of equipment offset by proceeds from the sale of the Lea County Correctional

                        WACKENHUT CORRECTIONS CORPORATION

Facility to CPV. Cash used in financing activities in First Quarter 1999 amounted to $4.1 million, reflecting primarily purchases of treasury stock of the Company totaling $4.3 million.

Working capital increased from $63.0 at January 3, 1999 to $79.0 at the end of the first quarter of 1999 primarily due to the sale of the Lea County Correctional Facility offset by increases in payables and accrued expenses.

As of April 4, 1999, approximately $66.9 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

YEAR 2000 READINESS DISCLOSURE

Management continued its review of the installation of new information systems hardware and software and determined that the installation is on schedule for completion before the year 2000. This review also encompasses other systems including embedded technology, such as security systems.

The year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that make operations beyond the year 1999 troublesome. The internal clocks in computers and other equipment will roll over from "12/31/99" to "01/01/00" and programs and hardware, if not corrected, will be unable to distinguish between the year 2000 and the year 1900. This may result in processing data inaccurately or in stopping data processing altogether.

There are five phases that describe the Company's process in becoming year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Based on current information, both of these phases have been completed. The Company is at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be year 2000 compliant. Validation is testing the systems followed by implementation.

Implementation of the Company's year 2000 compliant financial operating systems has begun and is scheduled for complete implementation in third quarter 1999. Implementation of all other major year 2000 compliant systems is scheduled for completion in the third quarter of 1999.

The Company has incurred and will continue to incur expenses related to year 2000 compliance. These costs include time and effort of internal staff and consultants for renovation, validation and implementation, and computer and embedded technology systems enhancements and/or replacements. The total costs, funded from working capital and not considered material, for achieving year 2000 compliance, are estimated at approximately $0.5 million. Of the total estimated amount, $0.3 million will be capitalized and amortized and $0.2 million will be expensed.

This total estimated costs excludes payroll costs of internal staff related to year 2000 compliance as the Company does not separately track such costs. In addition, this total estimated amount to achieve year 2000 compliance excludes the Company's total costs estimated to be incurred in previously planned new systems. Implementation of these new systems has not been accelerated due to the year 2000 problem. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's year 2000 efforts.

The state of year 2000 readiness for third parties with whom the Company shares a material relations, such as banks and vendors used by the Company, is being reviewed by management. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relationships.

                        WACKENHUT CORRECTIONS CORPORATION

The Company expects to be year 2000 compliant in 1999 for all major systems. The Company is assessing its risk and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with this assessment, the Company is developing contingency plans and expects to complete them in 3rd quarter of 1999.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FISCAL FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998:

Revenues increased by 36.7% to $97.4 million in the thirteen weeks ended April 4, 1999 ("First Quarter 1999") from $71.3 million in the thirteen weeks ended March 29, 1998 ("First Quarter 1998"). Approximately $23.6 million of the increase in revenues in First Quarter 1999 compared to First Quarter 1998 is attributable to increased compensated resident days resulting from the opening of ten facilities in 1998, (Scott Grimes Correctional Facility, Newport, Arkansas in January, 1998; Ronald McPherson Correctional Facility, Newport, Arkansas in January, 1998; Karnes County Correctional Center, Karnes City, Texas in January, 1998; Broward County Work Release Center, Broward County, Florida in February, 1998; Lea County Correctional Facility, Hobbs, New Mexico in May, 1998; Lawton Correctional Facility, Lawton, Oklahoma in July, 1998; Delaware County Prison, Delaware County, Pennsylvania in July, 1998; South Florida State Hospital, Pembroke Pines, Florida in November, 1998; Jena Juvenile Justice Center, Jena, Louisiana in December, 1998; and Cleveland Correctional Center, Cleveland, Texas in January, 1999) and with the opening of two facilities in the First Quarter 1999; (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; and East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999). The 1,562-bed Delaware County Prison opened in 1998 replaced the existing 1,000-bed facility managed by the Company. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 2,029,870 in First Quarter 1999 from 1,540,572 in First Quarter 1998. Compensated resident days in Australian facilities decreased to 222,269 from 227,284 for the comparable periods. The average facility occupancy in domestic facilities was 96.9% of capacity in First Quarter 1999 compared to 94.5% in First Quarter 1998.

Operating expenses increased by 40.1% to $86.1 million in First Quarter 1999 compared to $61.5 million in First Quarter 1998. This increase primarily reflected the twelve facilities that were opened in 1998 and 1999, as described above. As a percentage of revenues, operating expenses increased to 88.4% from 86.2% due primarily to lease payments to CPV of $4.9 million offset by amortization of deferred revenue of $0.4 million from the sale of properties.

Depreciation and amortization increased by 25.6% to $1.3 million in First Quarter 1999 from $1.0 million in First Quarter 1998. This increase represents increased uniform amortization combined with higher depreciation of computer hardware, furniture and fixtures, and leasehold improvements. As a percentage of revenues, depreciation and amortization decreased to 1.3% from 1.5%.

                        WACKENHUT CORRECTIONS CORPORATION


Contribution from operations increased 14.0% to $10.0 million in First Quarter 1999 from $8.8 million in First Quarter 1998. As discussed above, this increase is primarily attributable to twelve new facilities that opened in 1998 and 1999. As a percentage of revenue, contribution from operations decreased to 10.3% in First Quarter 1999 from 12.3% in First Quarter 1998. This decrease is primarily due to the lease payments resulting from the sale of correctional facilities to CPV in the second quarter of 1998.

General and administrative expenses decreased by 8.6% to $3.5 million in First Quarter 1999 from $3.8 million in First Quarter 1998. As a percentage of revenue, general and administrative expenses decreased to 3.6% in the First Quarter 1999 from 5.3% in the First Quarter 1998.

Operating income increased by 31.1% to $6.5 million in First Quarter 1999 from $5.0 million in First Quarter 1998. As a percentage of revenue operating income decreased slightly to 6.7% in First Quarter 1999 from 7.0% in First Quarter 1998 due to the factors impacting contribution from operations offset by leveraging of overhead.

Interest income was $407,000 during the First Quarter 1999 compared to $245,000 in First Quarter 1998 resulting from an increase in the average invested cash balance and to the return on investment in overseas projects.

Income before income taxes, equity in earnings of affiliates, and cumulative effect of change in accounting for start-up costs increased to $7.0 million in First Quarter 1999 from $5.2 million in First Quarter 1998 due to the factors described above.

Provision for income taxes increased to $2.8 million in First Quarter 1999 from $2.1 million in First Quarter 1998 due to higher taxable income.

Equity in earnings of affiliates increased to $676,000 in First Quarter 1999 from $264,000 in First Quarter 1998 due to improved operational performance on investments in overseas projects, the effects of a full quarter of operational results for the H.M. Prison Lowdham Grange, and the opening of H.M. Prison Kilmarnock in March, 1999.

Income before cumulative effect of change in accounting for start-up costs increased 43.9% to $4.8 million in First Quarter 1999 from $3.4 million in First Quarter 1998 as a result of the factors discussed above.

Cumulative effect of change in accounting for start-up costs was $11.5 million in First Quarter 1998 representing the Company's adoption of SOP 98-5. On a diluted basis, the cumulative effect of the change in accounting principle was ($0.51) per share.

Net income increased to $4.8 million in First Quarter 1999 from a loss of $8.2 million in First Quarter 1998 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments that arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our $220 million operating lease facility and any future financing requirements. Monthly lease payments under the operating lease facility are indexed to a variable interest rate. While we cannot predict or manage the impact interest rate movements will have on our existing facility, we continue to evaluate our financial position on an ongoing basis.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - No exhibits are filed as part of this quarterly report.

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the first quarter of the fiscal year ending January 2, 2000.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WACKENHUT CORRECTIONS CORPORATION



May 19, 1999                         /s/ John G. O'Rourke
---------------                     ---------------------------------
Date                                John G. O'Rourke
                                    Senior Vice President - Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)