Form 10-Q
period 1999-07-04
WACKENHUT CORRECTIONS CORP
filed 1999-08-17
CIK 923796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 4, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________

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

                             Yes [X]    No [ ]

At August 10, 1999, 22,386,992 shares of the registrant's Common Stock were issued and outstanding.

                       WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 4, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                         JULY 4, 1999 AND JUNE 28, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                                      -----------------------------------    -----------------------------------
                                                       July 4, 1999       June 28, 1998       July 4, 1999       June 28, 1998
                                                      ----------------   ----------------    ----------------   ----------------
Revenues..........................................     $    106,049      $      74,617         $   203,480        $   145,886

Operating expenses (including amounts related
    to Parent of $2,392, $2,018, $4,719 and $4,007)          93,578             63,879             179,701            125,331

Depreciation and amortization.....................            1,175              1,214               2,478              2,251
                                                      ----------------   ----------------    ----------------   ----------------
    Contribution from operations..................           11,296              9,524              21,301             18,304

G&A expense (including amounts related to
    Parent of $803, $570, $1,655 and $1,111)......            4,507              3,155               7,969              6,943
                                                      ----------------   ----------------    ----------------   ----------------
    Operating income..............................            6,789              6,369              13,332             11,361

Interest income (including interest income
    related to Parent of $200, $37, $379, and $72)              654                564               1,061                809
                                                      ----------------   ----------------    ----------------   ----------------
Income before income taxes, equity in earnings
    of affiliates, and cumulative effect of change
    in accounting for start-up costs..............            7,443              6,933              14,393             12,170

Provision for income taxes........................            2,984              2,816               5,771              4,954
                                                      ----------------   ----------------    ----------------   ----------------

Income before equity in earnings of affiliates and
    cumulative effect of change in accounting
    for start-up costs............................            4,459              4,117               8,622              7,216

Equity in earnings of affiliates, net of income
    tax provision of $601, $348, $1,054 and $520..              898                535               1,574                799
                                                      ----------------   ----------------    ----------------   ----------------

Income before cumulative effect of change in
    accounting for start-up costs.................            5,357              4,652              10,196              8,015
Cumulative effect of change in accounting for
    start-up costs, net of tax....................               --                 --                  --            (11,528)
                                                      ================   ================    ================   ================
Net income (loss).................................     $      5,357        $     4,652         $    10,196        $    (3,513)
                                                      ================   ================    ================   ================
Basic earnings (loss) per share:
    Income before cumulative effect of change
         in accounting for start-up costs.........     $       0.25        $      0.21         $      0.47        $      0.36
    Cumulative effect of change in accounting for
         start-up costs, net of tax...............               --                 --                  --              (0.52)
                                                      ================   ================    ================   ================
    Net income (loss).............................     $       0.25        $      0.21         $      0.47        $     (0.16)
                                                      ================   ================    ================   ================
Diluted earnings (loss) per share:
    Income before cumulative effect of change
         in accounting for start-up costs.........     $       0.24        $      0.20         $      0.46        $      0.36
    Cumulative effect of change in accounting
         for start-up costs, net of tax...........               --                 --                  --              (0.51)
                                                      ----------------   ----------------    ----------------   ----------------
    Net income (loss).............................     $       0.24        $      0.20         $      0.46        $     (0.15)
                                                      ================   ================    ================   ================
Basic weighted average shares outstanding.........           21,654             22,233              21,752             22,209
                                                      ================   ================    ================   ================
Diluted weighted average shares outstanding.......           22,034             22,810              22,157             22,813
                                                      ================   ================    ================   ================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        JULY 4, 1999 AND JANUARY 3, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                     July 4, 1999             January 3, 1999
                                                                -----------------------    -----------------------
                                                                     (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents.............................         $        43,547            $        20,240
     Accounts receivable, net..............................                  63,181                     61,188
     Current portion of deferred income tax asset, net.....                   2,073                      1,769
     Other.................................................                   8,843                     11,267
                                                                -----------------------    -----------------------
                  Total current assets.....................                 117,644                     94,464

     Property and equipment, net...........................                  23,183                     33,005
     Investments in and advances to affiliates.............                  19,612                     15,447
     Goodwill..............................................                   1,953                      2,011
     Deferred income tax asset, net........................                      --                      1,277
     Other.................................................                   3,396                      1,804
                                                                -----------------------    -----------------------
                                                                    $       165,788            $       148,008
                                                                =======================    =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable......................................         $         7,889            $         5,944
     Accrued payroll and related taxes.....................                  14,416                      9,955
     Accrued expenses......................................                  14,721                      9,850
     Current portion of deferred revenue...................                   2,606                      2,383
     Current portion of long-term debt.....................                      --                         13
                                                                -----------------------    -----------------------
                  Total current liabilities................                  39,632                     28,145
                                                                -----------------------    -----------------------
Deferred income tax liability, net.........................                   1,156                         --
Long-term debt.............................................                      --                        200
Deferred revenue...........................................                  15,856                     16,723
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized......................                      --                         --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         22,392,422 and 22,347,922 shares
         issued and outstanding............................                     224                        223
     Additional paid-in capital............................                  83,684                     83,164
     Retained earnings.....................................                  41,719                     31,523
     Accumulated other comprehensive loss..................                  (1,518)                    (3,117)
     Less:  common stock in treasury at cost--
         753,000 and 453,500 shares........................                 (14,965)                    (8,853)
                                                                -----------------------    -----------------------
                  Total shareholders' equity...............                 109,144                    102,940
                                                                -----------------------    -----------------------
                                                                    $       165,788            $       148,008
                                                                =======================    =======================

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JULY 4, 1999 AND JUNE 28, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Twenty-six Weeks Ended
                                                                            -----------------------------------------------
                                                                                 July 4, 1999               June 28, 1998
                                                                            ------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss).............................................         $       10,196              $    (3,513)
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities--
              Depreciation and amortization expense....................                  2,478                    2,251
              Equity in earnings of affiliates.........................                 (2,628)                  (1,319)
              Cumulative effect of change in accounting for
                  start-up costs, net..................................                     --                   11,528
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable......................................                 (1,569)                  (8,191)
              Deferred income tax asset................................                    973                       --
              Other current assets ....................................                  2,476                   (2,773)
              Other assets.............................................                 (1,213)                  (1,393)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses....................                  5,923                    9,238
              Accrued payroll and related taxes........................                  4,311                    1,483
              Deferred income tax liability, net ......................                  1,156                   (5,523)
                                                                            ------------------------    ----------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES................                 22,103                    1,788
                                                                            ------------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates.....................................                 (1,537)                  (1,190)
         Capital expenditures..........................................                (14,506)                  (1,799)
         Proceeds from sale of capital assets to CPV...................                 22,281                   42,211
                                                                            ------------------------    ----------------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES................                  6,238                   39,222
                                                                            ------------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options.......................                   209                     1,189
         Payments on debt..............................................                  (213)                       (6)
         Advances to The Wackenhut Corporation.........................               (17,444)                  (48,706)
         Repayments from The Wackenhut Corporation.....................                17,444                    48,706
         Repurchase of common stock....................................                (6,112)                       --
                                                                            -------------------------   ----------------------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......                (6,116)                    1,183
                                                                            -------------------------   ----------------------
Effect of exchange rate changes on cash................................                 1,082                      (969)
Net increase in cash...................................................                23,307                    41,224
Cash, beginning of period..............................................                20,240                    28,960
                                                                            -------------------------   ----------------------
CASH, END OF PERIOD....................................................         $      43,547               $    70,184
                                                                            =========================   ======================
SUPPLEMENTAL DISCLOSURES:
         Impact on equity from tax benefit related to the
          exercise of options issued under the company's non-
          qualified stock option plan..................................         $         311           $         2,048
                                                                            =========================   ======================
         Income taxes paid.............................................         $      15,775           $           850
                                                                            =========================   ======================


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

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):


                                                                     Twenty-six Weeks Ended
                                                       ----------------------------------------------------
                                                            July 4, 1999                June 28, 1998
                                                       ------------------------    ------------------------
REVENUES
       Domestic operations........................          $     175,304               $     121,348
       International operations...................                 28,176                      24,538
                                                       ------------------------    ------------------------
        Total revenues............................          $     203,480               $     145,886
                                                       ========================    ========================

OPERATING INCOME
      Domestic operations.........................          $      10,814               $       9,692
      International operations....................                  2,518                       1,669
                                                       ------------------------    ------------------------
         Total operating income...................          $      13,332               $      11,361
                                                       ========================    ========================


                                                                             As of
                                                       ----------------------------------------------------
                                                            July 4, 1999               January 3, 1999
                                                       ------------------------    ------------------------
LONG-LIVED ASSETS
      Domestic operations.........................          $      18,586               $      28,944
      International operations....................                  4,597                       4,061
                                                       ------------------------    ------------------------
         Total long-lived assets..................          $      23,183               $      33,005
                                                       ========================    ========================


Long-lived assets consist of property, plant and equipment.

3. DEFERRED CHARGES

Effective December 29, 1997, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. Under this policy, the Company is required to expense all start-up and project development costs as incurred. In fiscal 1998, the Company wrote-off existing unamortized start-up costs and project development costs of $19.5 million (or $11.5 million after-tax) to record the cumulative effect of the change in accounting principle. The adoption of SOP 98-5 required a restatement of the previously issued financial statements for the thirteen weeks and twenty-six weeks ended June 28, 1998.

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                                                 Twenty-six Weeks Ended
                                                                     ------------------------------------------------
                                                                         July 4, 1999              June 28, 1998
                                                                     ----------------------    ----------------------
Net income (loss)                                                       $     10,196              $     (3,513)
Foreign currency translation adjustments, net of income tax
     expense of $1,070 and $875, respectively.                                 1,599                    (1,274)
                                                                     ----------------------    ----------------------
Comprehensive income (loss)                                             $     11,795              $     (4,787)
                                                                     ======================    ======================


5. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).


                                               Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                       --------------------------------------     -------------------------------------
                                         July 4, 1999        June 28, 1998         July 4, 1999         June 28, 1998
                                       -----------------    -----------------     ----------------     ----------------
  Net Income.....................        $     5,357         $     4,652           $     10,196         $     (3,513)

  Basic earnings (loss) per share:
  Weighted average shares
    outstanding..................             21,654              22,233                 21,752               22,209
                                       -----------------    -----------------     ----------------     ----------------
  Per share amount...............        $      0.25        $       0.21           $       0.47         $      (0.16)
                                       -----------------    -----------------     ----------------     ----------------

  Diluted earnings (loss) per share:
  Weighted average shares
    outstanding..................             21,654              22,233                 21,752               22,209
  Effect of dilutive securities:
  Employee and director stock
    options......................                380                 577                    405                  604
                                       -----------------    -----------------     ----------------     ----------------
  Weighted average shares
    assuming dilution............             22,034              22,810                 22,157               22,813
                                       -----------------    -----------------     ----------------     ----------------

  Per share amount...............        $      0.24        $       0.20           $       0.46         $      (0.15)
                                       =================    =================     ================     ================


Options to purchase 368,500 shares of the Company's common stock, with exercise prices ranging from $20.25 to $29.56 per share and expiration dates between 2006 and 2009, were outstanding at July 4, 1999, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At June 28, 1999, outstanding options to purchase 168,000 shares of the Company's common stock, with exercise prices ranging from $25.06 to $29.56 and expiration dates between 2006 and 2008, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6. SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On January 15, 1999, the Company sold its right to acquire a 1,500-bed correctional facility located in Lawton, Oklahoma and sold the 600-bed expansion of the Lea County Correctional Facility to Correctional Properties Trust ("CPV") for a total of approximately $66.1 million. Net proceeds to the Company from the sale were approximately $22.3 million. Simultaneous with these purchases, the Company entered into ten-year operating leases with CPV for these facilities. These properties require initial annual lease payments of $6.3 million and include annual increases for changes in the consumer price index with minimum increases of 3% for each of the following two years.

7. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, FASB amended the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

8. TREASURY STOCK

On August 7, 1998, the Board of Directors of the Company authorized the repurchase, at the discretion of the senior management, of up to 500,000 shares of the Company's common stock. As of January 3, 1999, the Company had repurchased 453,500 shares of common stock. In February 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of July 4, 1999, the Company had repurchased a total of 753,000 of the one million common shares authorized for repurchase at an average price per share of $19.87. For fiscal year 1999, the Company had repurchased 299,500 shares at an average price of $20.47. The repurchased shares had been recorded by the Company as treasury stock resulting in a reduction of shareholders' equity.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the August 5, 1999 press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Cash and cash equivalents at July 4, 1999 of $43.5 million increased $23.3 million from January 3, 1999. Cash provided by operating activities amounted to $22.1 million in the twenty-six weeks ended July 4, 1999 ("First Half 1999") versus cash provided by operating activities of $1.8 million in twenty-six weeks ended June 28, 1998 ("First Half 1998") primarily reflecting lower trade accounts receivable, other current assets and deferred income tax balances. Cash provided by investing activities amounted to $6.2 million in the First Half 1999, including capital expenditures of $14.5 million representing the investment in facilities and purchase of equipment offset by proceeds from the sale of the Lea County Correctional Facility to CPV. Cash used in financing activities in First Half 1999 amounted to $6.1 million, reflecting primarily purchases of treasury stock of the Company.

                       WACKENHUT CORRECTIONS CORPORATION

Working capital increased from $66.3 at January 3, 1999 to $78.0 at the end of the Second Quarter of 1999 primarily due to the sale of the Lea County Correctional Facility offset by increases in payables and accrued expenses.

As of July 4, 1999, approximately $74.0 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

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

These total estimated costs exclude payroll costs of internal staff related to year 2000 compliance as the Company does not separately track such costs. In addition, the total estimated amount to achieve year 2000 compliance excludes the Company's total costs estimated to be incurred in previously planned new systems. Implementation of these new systems has not been accelerated due to the year 2000 problem. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's year 2000 efforts.

The state of year 2000 readiness for third parties with whom the Company shares material relations, such as banks and vendors used by the Company, is being reviewed by management. The Company had sent written inquiries to these third parties. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relationships.

                       WACKENHUT CORRECTIONS CORPORATION

The Company expects to be year 2000 compliant in 1999 for all major systems. The Company is assessing its risk and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with this assessment, the Company is developing contingency plans and expects completion during the third quarter of 1999.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED JULY 4, 1999 AND THIRTEEN WEEKS ENDED JUNE 28, 1998

Revenues increased by 42.1% to $106.0 million in the thirteen weeks ended July 4, 1999 ("Second Quarter 1999") from $74.6 million in the thirteen weeks ended June 28, 1998 ("Second Quarter 1998"). Approximately $27.8 million of the increase in revenues in Second Quarter 1999 compared to Second Quarter 1998 is attributable to increased compensated resident days resulting from the opening of six facilities in 1998, (Lea County Correctional Facility, Hobbs, New Mexico in May, 1998; Lawton Correctional Facility, Lawton, Oklahoma in July, 1998; George W. Hill Correctional Facility, Thornton, Pennsylvania in July, 1998; South Florida State Hospital, Pembroke Pines, Florida in November, 1998; Jena Juvenile Justice Center, Jena, Louisiana in December, 1998; and Cleveland Correctional Center, Cleveland, Texas in January, 1999) and with the opening of three facilities in the Second Quarter 1999; (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March 1999; and East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999). The 1,562-bed George W. Hill Correctional Facility opened in 1998 replaced the existing 1,000-bed facility managed by the Company. The balance of the increase in revenues was attributable to facilities open during all of both periods and to development activities.

The number of compensated resident days in domestic facilities increased to 2,135,658 in Second Quarter 1999 from 1,639,688 in Second Quarter 1998. Compensated resident days in Australian facilities increased to 251,701 from 205,934 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities as well as the opening of the Melbourne Custody Detention Centre. The average facility occupancy in domestic facilities was 97.4% of capacity in Second Quarter 1999 compared to 96.9% in Second Quarter 1998.

Operating expenses increased by 46.5% to $93.6 million in Second Quarter 1999 compared to $63.9 million in Second Quarter 1998. This increase primarily reflected the nine facilities that were opened in 1998 and 1999, as described above. As a percentage of revenues, operating expenses increased to 88.2% from 85.6% due primarily to lease payments to CPV of $5.2 million offset by the amortization of deferred revenue of $0.4 million from the sale of properties.

Depreciation and amortization remained constant in Second Quarter 1999 at $1.2 million as compared with Second Quarter 1998. As a percentage of revenues, depreciation and amortization decreased to 1.1% from 1.6% in the Second Quarter in 1998.

Contribution from operations increased 18.6% to $11.3 million in Second Quarter 1999 from $9.5 million in Second Quarter 1998. As discussed above, this increase is primarily attributable to nine new facilities that opened in 1998 and 1999. As a percentage of revenue, contribution from operations decreased to 10.7% in Second Quarter 1999 from 12.8% in Second Quarter 1998. This decrease is primarily due to the lease payments resulting from the sale of correctional facilities to CPV in the Second Quarter of 1998 and from additional expenses related to the start-up of new facilities.

                       WACKENHUT CORRECTIONS CORPORATION

General and administrative expenses increased by 42.9% to $4.5 million in Second Quarter 1999 from $3.2 million in Second Quarter 1998. The increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses remained constant at 4.2% for both periods.

Operating income increased by 6.6% to $6.8 million in Second Quarter 1999 from $6.4 million in Second Quarter 1998. As a percentage of revenue operating income decreased to 6.4% in Second Quarter 1999 from 8.5% in Second Quarter 1998 due to the factors impacting contribution from operations.

Interest income was $654,000 during the Second Quarter 1999 compared to $564,000 in Second Quarter 1998 resulting from an increase in the return on investment in overseas projects.

Income before income taxes, equity in earnings of affiliates, and cumulative effect of change in accounting for start-up costs increased to $7.4 million in Second Quarter 1999 from $6.9 million in Second Quarter 1998 due to the factors described above.

Provision for income taxes increased to $3.0 million in Second Quarter 1999 from $2.8 million in Second Quarter 1998 due to higher taxable income.

Equity in earnings of affiliates increased to $898,000 in Second Quarter 1999 from $535,000 in Second Quarter 1998 due to the commencement of home monitoring contracts in January 1999 and the opening of H.M. Prison Kilmarnock in March, 1999.

Net income increased to $5.4 million in Second Quarter 1999 from $4.7 million in Second Quarter 1998 as a result of the factors described above.

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 4, 1999 AND TWENTY-SIX WEEKS ENDED JUNE 28, 1998:

Revenues increased by 39.5% to $203.5 million in the twenty-six weeks ended July 4, 1999 ("First Half 1999") from $145.9 million in the twenty-six weeks ended June 28, 1998 ("First Half 1998"). Approximately $52.1 million of the increase in revenues in First Half 1999 compared to First Half 1998 is attributable to increased compensated resident days resulting from the opening of ten facilities in 1998 (Scott Grimes Correctional Facility, Newport, Arkansas in January, 1998; Ronald McPherson Correctional Facility, Newport, Arkansas in January, 1998; Karnes County Correctional Center, Karnes City, Texas in January, 1998; Broward County Work Release Center, Broward County, Florida in February, 1998; Lea County Correctional Facility, Hobbs, New Mexico in May, 1998; Lawton Correctional Facility, Lawton, Oklahoma in July, 1998; George W. Hill Correctional Facility, Thornton, Pennsylvania in July, 1998; South Florida State Hospital, Pembroke Pines, Florida in November, 1998; Jena Juvenile Justice Center, Jena, Louisiana in December, 1998; and Cleveland Correctional Center, Cleveland, Texas in January, 1999) and with the opening of three facilities in the First Half 1999 (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March 1999; and East Mississippi Correctional Facility. Meridian, Mississippi in April, 1999). The 1,562-bed George W. Hill Correctional Facility opened in 1998 replaced the existing 1,000-bed facility managed by the Company. The balance of the increase in revenues was attributable to facilities open during all of both periods and to development activities.

The number of compensated resident days in domestic facilities increased to 4,165,528 in First Half 1999 from 3,185,025 in First Half 1998. Compensated resident days in Australian facilities increased to 473,970 from 411,297 for the comparable period primarily due to higher compensated resident days at the

                       WACKENHUT CORRECTIONS CORPORATION

immigration detention facilities and the opening of the Melbourne Custody Detention Centre. The average facility occupancy in domestic facilities was 97.3% of capacity in First Half 1999 compared to 96.3% in First Half 1998.

Operating expenses increased by 43.4% to $179.7 million in First Half 1999 compared to $125.3 million in First Half 1998. The increase primarily reflected the thirteen facilities that opened in 1998 and 1999, as described above.

Depreciation and amortization increased by 10.1% to $2.5 million in the First Half 1999 from $2.3 million in the First Half 1998. As a percentage of revenue, depreciation and amortization decreased to 1.2% from 1.5%.

Contributions from operations increased by 16.4% to $21.3 million in First Half 1999 from $18.3 million in First Half 1998. As discussed above, this increase is primarily attributable to thirteen new facilities that opened in 1998 and 1999. As a percentage of revenue, contribution from operations decreased to 10.5% in First Half 1999 from 12.5% in First Half 1998. This decrease is primarily due to the lease payments to CPV resulting from the sale of correctional facilities in the Second Quarter of 1998 and First Quarter of 1999.

General and administrative expenses increased by 14.8% to $8.0 million in First Half 1999 from $6.9 million in First Half 1998. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts. As a percentage of revenue, general and administrative expenses decreased to 3.9% in the First Half 1999 from 4.8% in the First Half 1998.

Operating income increased by 17.3% to $13.3 million in First Half 1999 from $11.4 million in First Half 1998. As a percentage of revenue operating income decreased to 6.6% in First Half 1999 from 7.8% in First Half 1998 due to the factors impacting contribution from operations offset by leveraging of overhead.

Interest income increased 31.1% to $1.1 million in First Half 1999 from $809,000 in First Half 1998 resulting from an increase in the average invested cash balance.

Income before income taxes, equity in earnings of affiliates, and the cumulative effect of change in accounting for start-up costs increased by 18.3% to $14.4 million in First Half 1999 from $12.2 million in First Half 1998 due to the factors described above.

Provision for income taxes increased to $5.8 million in First Half 1999 from $5.0 million in First Half 1998 due to higher taxable income.

Equity in earnings of affiliates increased 97.0% to $1.6 million for First Half 1999 from $799,000 in First Half 1998 due to the commencement of home monitoring contracts in January 1999 and the opening of H.M. Prison Kilmarnock in March 1999.

Income before cumulative effect of change in accounting for start-up costs increased 27.2% to $10.2 million in First Half 1999 from $8.0 million in First Half 1998 as a result of the factors discussed above.

Cumulative effect of change in accounting for start-up costs was $11.5 million in First Quarter 1998 representing the Company's adoption of SOP 98-5. On a diluted basis, the cumulative effect of the change in accounting principle was ($0.51) per share.

Net income increased to $10.2 million in First Half 1999 from a loss of $3.5 million in First Half 1998 as a result of the factors described above.

                       WACKENHUT CORRECTIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended July 4, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 6, 1999 in Manalapan, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

                                           Votes For            Votes Withheld
                                           ---------            --------------
Wayne H. Calabrese                         21,237,542              183,186
Norman Carlson                             21,236,742              183,986
Benjamin R. Civilette                      21,236,597              184,131
Richard H. Glanton                         21,237,397              183,331
Manuel J. Justiz                           21,238,642              182,086
John Ruffle                                21,260,792              159,936
George R. Wackenhut                        21,235,570              185,158
Richard R. Wackenhut                       21,236,975              183,753
George C. Zoley                            21,237,942              182,786

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Company for the fiscal year 1999. The tabulation of the votes on this matter was as follows:

                For: 21,373,820 Against: 21,326 Abstain: 25,582

                       WACKENHUT CORRECTIONS CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONT.

The final matter voted upon at the Annual Meeting was the approval of the Wackenhut Corrections Corporation Stock Option Plan and the setting aside of 550,000 shares for future issuance under that plan. The tabulation of the votes on this matter was as follows:

               For: 20,073,537 Against: 1,274,979 Abstain: 72,212

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      Exhibit
       Number                    Description
      -------                    -----------
       10.1        Wackenhut Corrections Corporation 1999 Stock Option Plan

       27.1        Financial Data Schedule (SEC use only)




(b) Reports on Form 8-K - The Company did not file a Form 8-K during the second quarter of the fiscal year ending January 2, 2000.

                       WACKENHUT CORRECTIONS CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WACKENHUT CORRECTIONS CORPORATION






August 16, 1999                      /s/ John G. O'Rourke
Date                                 ------------------------------------------
                                     John G. O'Rourke
                                     Senior Vice President - Finance,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)