Form 10-Q
period 1999-10-03
WACKENHUT CORRECTIONS CORP
filed 1999-11-17
CIK 923796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                         COMMISSION FILE NUMBER 1-14260

                       WACKENHUT CORRECTIONS CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                           65-0043078
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


4200 Wackenhut Drive #100, Palm Beach Gardens, Florida            33410-4243
- -------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip code)


                                 (561) 622-5656
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

At November 10, 1999, 22,386,992 shares of the registrant's Common Stock were issued and outstanding.

                       WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 3, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2000.

                       WACKENHUT CORRECTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                     OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                               THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                           -----------------------------   ------------------------------
                                                           OCT. 3, 1999   SEPT. 27, 1998   OCT. 3, 1999    SEPT. 27, 1998
                                                           ------------   --------------   ------------    --------------
Revenues ............................................        $112,046        $78,177        $315,526        $ 224,063

Operating expenses (including amounts related
    to Parent of $2,571, $1,846, $7,290 and $5,854)..          99,051         67,729         278,752          193,060

Depreciation and amortization .......................           1,283            615           3,761            2,866
                                                             --------        -------        --------        ---------
    Contribution from operations ....................          11,712          9,833          33,013           28,137

G&A expense (including amounts related to
    Parent of $787, $542, $2,442 and $1,653) ........           4,778          3,732          12,747           10,675
                                                             --------        -------        --------        ---------
    Operating income ................................           6,934          6,101          20,266           17,462

Interest income (including interest income
    related to Parent of $84, $ -,  $463, and $72)...             969            586           2,030            1,395
                                                             --------        -------        --------        ---------

Income before income taxes, equity in earnings
    of affiliates, and cumulative effect of change in
    accounting for start-up costs ...................           7,903          6,687          22,296           18,857

Provision for income taxes ..........................           3,170          2,820           8,941            7,774
                                                             --------        -------        --------        ---------
Income before equity in earnings of affiliates and
    cumulative effect of change in accounting
    for start-up costs ..............................           4,733          3,867          13,355           11,083

Equity in earnings of affiliates, net of income
    tax provision of $643, $305, $1,697 and $825) ...             961            470           2,535            1,269
                                                             --------        -------        --------        ---------
Income before cumulative effect of change in
    accounting for start-up costs ...................           5,694          4,337          15,890           12,352
Cumulative effect of change in accounting for
    start-up costs, net of tax ......................              --             --              --          (11,528)
                                                             --------        -------        --------        ---------
Net income ..........................................        $  5,694        $ 4,337        $ 15,890        $     824
                                                             ========        =======        ========        =========
Basic earnings per share:
    Income before cumulative effect of change
         in accounting for start-up costs ...........        $   0.26        $  0.20        $   0.73        $    0.56
    Cumulative effect of change in accounting for
         start-up costs, net of tax .................              --             --              --            (0.52)
                                                             --------        -------        --------        ---------
    Net income ......................................        $   0.26        $  0.20        $   0.73        $    0.04
                                                             ========        =======        ========        =========
Diluted earnings per share:
    Income before cumulative effect of change
         in accounting for start-up costs ...........        $   0.26        $  0.19        $   0.72        $    0.55
    Cumulative effect of change in accounting
         for start-up costs, net of tax .............              --             --              --            (0.51)
                                                             --------        -------        --------        ---------
    Net income ......................................        $   0.26        $  0.19        $   0.72        $    0.04
                                                             ========        =======        ========        =========
Basic weighted average shares outstanding ...........          21,593         22,145          21,699           22,188
                                                             ========        =======        ========        =========
Diluted weighted average shares outstanding .........          22,062         22,681          22,125           22,769
                                                             ========        =======        ========        =========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER 3, 1999 AND JANUARY 3, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                               OCTOBER 3, 1999   JANUARY 3, 1999
                                                               ---------------   ---------------
ASSETS
Current Assets:
     Cash and cash equivalents ..........................        $  22,711         $  20,240
     Accounts receivable, net ...........................           74,463            61,188
     Current portion of deferred income tax asset, net ..            1,853             1,769
     Other ..............................................            8,848            11,267
                                                                 ---------         ---------
                  Total current assets ..................          107,875            94,464

     Property and equipment, net ........................           30,733            33,005
     Investments in and advances to affiliates ..........           22,629            15,447
     Goodwill ...........................................            1,900             2,011
     Deferred income tax asset, net .....................               --             1,277
     Other ..............................................            4,658             1,804
                                                                 ---------         ---------
                                                                 $ 167,795         $ 148,008
                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................        $  11,180         $   5,944
     Accrued payroll and related taxes ..................            8,516             9,955
     Accrued expenses ...................................           14,950             9,850
     Current portion of deferred revenue ................            2,105             2,383
     Current portion of long-term debt ..................               --                13
                                                                 ---------         ---------
                  Total current liabilities .............           36,751            28,145
                                                                 ---------         ---------
Deferred income tax liability, net ......................            2,277                --
Long-term debt ..........................................               --               200
Deferred revenue ........................................           16,125            16,723
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ...................               --                --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         22,386,992 and 22,347,922 shares
         issued and outstanding .........................              224               223
     Additional paid-in capital .........................           83,699            83,164
     Retained earnings ..................................           47,413            31,523
     Accumulated other comprehensive loss ...............           (1,894)           (3,117)
     Less:  common stock in treasury at cost--
         878,000 and 453,500 shares .....................          (16,800)           (8,853)
                                                                 ---------         ---------
                  Total shareholders' equity ............          112,642           102,940
                                                                 ---------         ---------
                                                                 $ 167,795         $ 148,008
                                                                 =========         =========



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEKS ENDED
                     OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                 --------------------------------
                                                                 OCTOBER 3, 1999   SEPT. 27, 1998
                                                                 ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ........................................        $ 15,890         $     824
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities--
              Depreciation  and amortization expense .......           3,761             2,866
              Equity in earnings of affiliates .............          (4,232)           (2,094)
              Cumulative effect of change in accounting for
                  start-up costs, net ......................              --            11,528
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable ..........................         (12,904)          (11,207)
              Deferred income tax asset ....................           1,193                --
              Other current assets .........................           2,347            (5,072)
              Other assets .................................          (2,356)           (1,796)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ........           9,387             2,244
              Accrued payroll and related taxes ............          (1,556)             (820)
              Deferred income tax liability, net ...........           2,277            (4,455)
                                                                    --------         ---------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          13,807            (7,982)
                                                                    --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates .........................          (2,950)           (2,155)
         Capital expenditures ..............................         (23,437)          (10,307)
         Proceeds from sale of capital assets to CPV .......          22,281            41,768
                                                                    --------         ---------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (4,106)           29,306
                                                                    --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options ...........             214             1,227
         Payments on debt ..................................            (213)               (9)
         Advances to The Wackenhut Corporation .............         (17,910)         (112,650)
         Repayments from The Wackenhut Corporation .........          17,910           112,650
         Repurchase of common stock ........................          (7,947)           (3,855)
                                                                    --------         ---------
         NET CASH USED IN FINANCING ACTIVITIES .............          (7,946)           (2,637)
                                                                    --------         ---------
Effect of exchange rate changes on cash ....................             716              (913)
Net increase in cash .......................................           2,471            17,774
Cash, beginning of period ..................................          20,240            28,960
                                                                    --------         ---------
CASH, END OF PERIOD ........................................        $ 22,711         $  46,734
                                                                    ========         =========
SUPPLEMENTAL DISCLOSURES:
         Impact on equity from tax benefit related to the
         exercise of options issued under the company's non-
         qualified stock option plan .......................        $    321         $     309
                                                                    ========         =========
         Income taxes paid .................................        $  5,673         $  12,944
                                                                    ========         =========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 1999 for the fiscal year ended January 3,
1999. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):


                                                                     THIRTY-NINE WEEKS ENDED
                                                           --------------------------------------------
                                                           OCTOBER 3, 1999           SEPTEMBER 27, 1998
                                                           ---------------           ------------------
REVENUES
       Domestic operations........................            $271,697                    $187,990
       International operations...................              43,829                      36,073
                                                              --------                    --------
        Total revenues............................            $315,526                    $224,063
                                                              ========                    ========
OPERATING INCOME
      Domestic operations.........................            $ 16,566                    $ 14,745
      International operations....................               3,700                       2,717
                                                              --------                    --------
         Total operating income...................            $ 20,266                    $ 17,462
                                                              ========                    ========


                                                                              AS OF
                                                           -------------------------------------------
                                                           OCTOBER 3, 1999             JANUARY 3, 1999
                                                           ---------------             ---------------
LONG-LIVED ASSETS
      Domestic operations.........................            $ 26,987                    $ 28,944
      International operations....................               3,746                       4,061
                                                              --------                    --------
         Total long-lived assets..................            $ 30,733                    $ 33,005
                                                              ========                    ========


Long-lived assets consist of property, plant and equipment.

3. DEFERRED CHARGES

Effective December 29, 1997, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 ("SOP 98-5") on Accounting for Costs of Start-up Activities. Under this policy, the Company is required to expense all start-up and project development costs as incurred. For year ended January 3, 1999, the Company wrote-off existing unamortized start-up costs and project development costs of $19.5 million (or $11.5 million after-tax) to record the cumulative effect of the change in accounting principle. The adoption of SOP 98-5 required a restatement of the previously issued financial statements for the thirteen weeks and thirty-nine weeks ended September 27, 1998.

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                                                 THIRTY-NINE WEEKS ENDED
                                                                        --------------------------------------
                                                                        OCTOBER 3, 1999     SEPTEMBER 27, 1998
                                                                        ---------------     ------------------
Net income                                                                  $15,890             $   824
Foreign currency translation adjustments, net of income tax
     expense of $819 and $1,170, respectively.                                1,223              (1,664)
                                                                            -------             -------

Comprehensive income (loss)                                                 $17,113             $  (840)
                                                                            =======             =======


5. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share
(EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).


                                               THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                         ----------------------------------        ----------------------------------
                                         OCT. 3, 1999        SEPT. 27, 1998        OCT. 3, 1999        SEPT. 27, 1998
                                         ------------        --------------        ------------        --------------
  Net Income.....................          $ 5,694              $ 4,337               $15,890             $   824

  Basic earnings per share:
  Weighted average shares
    Outstanding..................           21,593               22,145                21,699              22,188
                                           -------              -------               -------             -------
  Per share amount...............          $  0.26              $  0.20               $  0.73             $  0.04
                                           =======              =======               =======             =======
  Diluted earnings per share:
  Weighted average shares
    outstanding..................           21,593               22,145                21,699              22,188

  Effect of dilutive securities:
  Employee and director stock
    options......................              469                  536                   426                 581
                                           -------              -------               -------             -------
  Weighted average shares
    assuming dilution............           22,062               22,681                22,125              22,769
                                           =======              =======               =======             =======

  Per share amount...............          $  0.26              $  0.19               $  0.72             $  0.04
                                           =======              =======               =======             =======


Options to purchase 606,500 shares of the Company's common stock, with exercise prices ranging from $18.38 to $26.88 per share and expiration dates between 2006 and 2009, were outstanding at October 3, 1999, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At September 27, 1998, outstanding options to purchase 356,000 shares of the Company's common stock, with exercise prices ranging from $20.25 to $29.56 and expiration dates between 2006 and 2008, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

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

8. TREASURY STOCK

On August 7, 1998, the Board of Directors of the Company authorized the repurchase, at the discretion of senior management, of up to 500,000 shares of the Company's common stock. As of January 3, 1999, the Company had repurchased 453,500 shares of common stock. In February 1999, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's common stock. As of October 3, 1999, the Company had repurchased a total of 878,000 of the one million common shares authorized for repurchase at an average price per share of $19.13. For fiscal year 1999, the Company had repurchased 424,500 shares at an average price of $18.72. The repurchased shares had been recorded by the Company as treasury stock resulting in a reduction of shareholders' equity.

9. COMMITMENTS AND CONTINGENCIES

In Texas, grand juries have been convened in Travis and Caldwell Counties and are taking testimony regarding alleged sexual misconduct and document tampering by individuals employed or formerly employed by the Company. At this time, the Company is unable to predict the outcome of these investigations and any potential impact on the financial position, net worth or results of operations of the Company.

In New Mexico, the Company has been in discussions with the State's Department of Corrections and the Legislative Finance Committee to remedy serious operational issues at the Company's facilities in Lea and Guadalupe Counties. The Company has developed and presented to the State of New Mexico (the "State") recommended contract modifications with associated operational and fiscal resource needs for both facilities. The Company can give no assurances as to the ultimate acceptability of these contract modifications by the State. Additionally, the Company has submitted a proposal to the Federal Bureau of Prisons for the Lea County Correctional Facility for its possible use to hold low security criminal aliens.

                       WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


10. SUBSEQUENT EVENT

On August 31, 1999, the Company announced the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division (TDCJ) and Travis County, Texas to discontinue the Company's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. The Company is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the November 4, 1999 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Cash and cash equivalents at October 3, 1999 of $22.7 million increased $2.5 million from January 3, 1999. Cash provided by operating activities amounted to $13.8 million in the thirty-nine weeks ended October 3, 1999 ("Nine Months 1999") versus cash used in operating activities of $8.0 million in thirty-nine weeks ended September 27, 1998 ("Nine Months 1998") primarily reflecting lower balances in other current assets, accounts payable and accrued expenses, and deferred income taxes.

Cash used in investing activities increased by $33.4 million in the Nine Months 1999 as compared to the same period in 1998. This increase is primarily due to higher capital expenditures of $13.1 million, representing investments in facilities and the purchase of equipment, and a decrease of $19.5 million in proceeds from the

                       WACKENHUT CORRECTIONS CORPORATION

sale of assets to CPV. The Company received proceeds of $22.3 million for the sale of Lea County Correctional Facility to CPV in the Nine Months 1999 and had received $41.8 million for the sale of three facilities and the right to acquire 4 other facilities in the Nine Months 1998.

Cash used in financing activities increased by $5.3 million in the Nine Months 1999 as compared to the same period in 1998 primarily reflecting the increase of $4.1 million in purchases of treasury stock and a decrease of $1.0 million in proceeds from the exercise of stock options.

Working capital increased from $66.3 million at January 3, 1999 to $71.1 million at October 3, 1999 primarily due to the increase in the balance of accounts receivable offset by increases in payables and accrued expenses.

As of October 3, 1999, approximately $82 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development.

The Company's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to meet certain financial covenants included in the $220 million operating lease facility and the Company's $30 million revolving credit facility. A substantial decline in the Company's financial performance as a result of an increase in operational expenses relative to revenue could negatively impact the Company's ability to meet these covenants, and could therefore, limit the Company's access to capital.

COMMITMENTS AND CONTINGENCIES

In Texas, grand juries have been convened in Travis and Caldwell Counties and are taking testimony regarding alleged sexual misconduct and document tampering by individuals employed or formerly employed by the Company. At this time, the Company is unable to predict the outcome of these investigations and any potential impact on the financial position, net worth or results of operations of the Company.

In New Mexico, the Company has been in discussions with the State's Department of Corrections and the Legislative Finance Committee to remedy serious operational issues at the Company's facilities in Lea and Guadalupe Counties. The Company has developed and presented to the State of New Mexico (the "State") recommended contract modifications with associated operational and fiscal resource needs for both facilities. The Company can give no assurances as to the ultimate acceptability of these contract modifications by the State. Additionally, the Company has submitted a proposal to the Federal Bureau of Prisons for the Lea County Correctional Facility for its possible use to hold low security criminal aliens.


YEAR 2000 READINESS DISCLOSURE

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

Management continued its review of the installation of new information systems hardware and software and determined that the installation is on schedule for completion before the year 2000. This review, substantially completed by November 1999, also encompasses other systems including embedded technology, such as security systems.

                       WACKENHUT CORRECTIONS CORPORATION

There are five phases that describe the Company's process in becoming year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Renovation is the design of the systems to be year 2000 compliant. Validation is testing the systems followed by implementation.

Implementation of the Company's Year 2000 compliant financial operating systems has been achieved in the third quarter 1999, as were significantly all other computer systems.

The Company has incurred costs related to Year 2000 compliance which include time and effort of internal staff and consultants for renovation, validation and implementation, and computer and embedded technology systems enhancements and/or replacements. The total costs, funded from working capital, for achieving Year 2000 compliance were approximately $0.3 million for the Nine Months 1999. Significantly all of these costs were capitalized and are being amortized over the appropriate period. The Company does not anticipate incurring any additional material amounts related to Year 2000 compliance.

These total costs exclude payroll costs of internal staff related to Year 2000 compliance as the Company does not separately track such costs. In addition, the total amount funded to achieve Year 2000 compliance excluded the Company's total costs incurred in previously planned new systems. Implementation of these new systems has not been accelerated due to the Year 2000 problem. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's year 2000 efforts.

The state of Year 2000 readiness for third parties with whom the Company shares material relations, such as banks and vendors used by the Company, is continuing to be reviewed by management. The Company had sent written inquiries to these third parties. At this time, the Company is unaware of any third party Year 2000 issues that would materially effect these relationships. Notwithstanding the successful implementation of the Company's Year 2000 plan, the Company's operations could nevertheless be affected by the ability of third parties, such as customers, suppliers and utilities dealing with the Company to remediate their own Year 2000 issues over which the Company has no control.

The Company expects to be Year 2000 compliant in 1999 for all major systems. The Company has assessed its risk and the full impact on operations should the most reasonably likely worse case Year 2000 scenario occur. In order to minimize any adverse impact on its operations of the Year 2000 problem, the Company has developed operational contingency plans.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 3, 1999 AND THIRTEEN WEEKS ENDED SEPTEMBER 27, 1998

Revenues increased by 43.3% to $112.0 million in the thirteen weeks ended October 3, 1999 ("Third Quarter 1999") from $78.2 million in the thirteen weeks ended September 27, 1998 ("Third Quarter 1998"). Approximately $26.8 million of the increase in revenues in Third Quarter 1999 compared to Third Quarter 1998 is attributable to increased compensated resident days resulting from the opening of six facilities in 1998 (Lea County Correctional Facility, Hobbs, New Mexico in May 1998; Lawton Correctional Facility, Lawton, Oklahoma in July, 1998; George W. Hill Correctional Facility, Thornton, Pennsylvania in July, 1998; South Florida State Hospital, Pembroke Pines, Florida in November, 1998; Jena Juvenile Justice Center, Jena,

                       WACKENHUT CORRECTIONS CORPORATION

Louisiana in December, 1998; and Cleveland Correctional Center, Cleveland, Texas in January, 1999) and with the opening of four facilities in 1999; (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999 and the Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999). The 1,562-bed George W. Hill Correctional Facility opened in 1998 replaced the existing 1,000-bed facility managed by the Company. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 2,209,563 in Third Quarter 1999 from 1,674,768 in Third Quarter 1998. The average facility occupancy in domestic facilities was 97.7% of capacity in Third Quarter 1999 compared to 96.0% in Third Quarter 1998. Compensated resident days in Australian facilities increased to 267,013 from 189,881 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities.

Operating expenses increased by 46.2% to $99.0 million in Third Quarter 1999 compared to $67.7 million in Third Quarter 1998. As a percentage of revenues, operating expenses increased to 88.4% in Third Quarter 1999 from 86.6% in the comparable period in 1998. This increase primarily reflects the ten facilities that were opened in 1998 and 1999, as described above. Additionally, there are a number of secondary factors contributing to the increase which include the following: lease payments to CPV of $5.2 million offset by the amortization of deferred revenue of $0.4 million from the sale of properties; expenses related to the construction of a new facility for South Florida State Hospital; and additional expenses related to operations at the Jena Juvenile Justice Center (Louisiana), Lea County Correctional Facility (New Mexico), Guadalupe County Correctional Facility (New Mexico), and Taft Correctional Institution (California). The Company has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

Depreciation and amortization increased by 108.6% to $1.3 million in Third Quarter 1999 from $0.6 million in Third Quarter 1998. As a percentage of revenues, depreciation and amortization slightly increased to 1.1% from 0.8% in the Third Quarter in 1998.

Contribution from operations increased 19.1% to $11.7 million in Third Quarter 1999 from $9.8 million in Third Quarter 1998. As discussed above, this increase is primarily attributable to ten new facilities that opened in 1998 and 1999. As a percentage of revenue, contribution from operations decreased to 10.5% in Third Quarter 1999 from 12.6% in Third Quarter 1998. This decrease is primarily due to the factors impacting the increase in operating expenses as discussed above.

General and administrative expenses increased 28.0% to $4.8 million in Third Quarter 1999 from $3.7 million in Third Quarter 1998. The increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts as well as additional costs related to the Company's service agreement with The Wackenhut Corporation ("Parent"). As a percentage of revenue, general and administrative expenses decreased to 4.2% in Third Quarter 1999 from 4.8% in Third Quarter 1998.

Operating income increased by 13.7% to $6.9 million in Third Quarter 1999 from $6.1 million in Third Quarter 1998. As a percentage of revenue, operating income decreased to 6.2% in Third Quarter 1999 from 7.8% in Third Quarter 1998 due to the factors impacting contribution from operations offset by leveraging of overhead.

Interest income was $1.0 million during the Third Quarter 1999 compared to $0.6 million in Third Quarter 1998 resulting from an increase in the return on investment in overseas projects.

                       WACKENHUT CORRECTIONS CORPORATION

Income before income taxes, equity in earnings of affiliates, and cumulative effect of change in accounting for start-up costs increased to $7.9 million in Third Quarter 1999 from $6.7 million in Third Quarter 1998 due to the factors described above.

Provision for income taxes increased to $3.2 million in Third Quarter 1999 from $2.8 million in Third Quarter 1998 due to higher taxable income.

Equity in earnings of affiliates, net of income tax provision, increased to $1.0 million in Third Quarter 1999 from $0.5 million in Third Quarter 1998 due to the commencement of home monitoring contracts in January 1999 and the opening of H.M. Prison Kilmarnock in March, 1999 and the Hassockfield Secure Training Centre in Medomsley, England in September 1999.

Net income increased to $5.7 million in Third Quarter 1999 from $4.3 million in Third Quarter 1998 as a result of the factors described above.

COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998:

Revenues increased by 40.8% to $315.5 million in the Nine Months 1999 from $224.1 million in the Nine Months 1998. Approximately $75.2 million of the increase in revenues in Nine Months 1999 compared to Nine Months 1998 is attributable to increased compensated resident days resulting from the opening of eight facilities in 1998 (Karnes County Correctional Center, Karnes City, Texas in January, 1998; Broward County Work Release Center, Broward County, Florida in February, 1998; Lea County Correctional Facility, Hobbs, New Mexico in May, 1998; Lawton Correctional Facility, Lawton, Oklahoma in July, 1998; George W. Hill Correctional Facility, Thornton, Pennsylvania in July, 1998; South Florida State Hospital, Pembroke Pines, Florida in November, 1998; Jena Juvenile Justice Center, Jena, Louisiana in December, 1998; and Cleveland Correctional Center, Cleveland, Texas in January, 1999) and with the opening of four facilities in the Nine Months 1999 (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999; and the Michigan Youth Correctional Facility, Baldwin, Michigan in July 1999). The 1,562-bed George W. Hill Correctional Facility opened in 1998 replaced the existing 1,000-bed facility managed by the Company. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 6,375,091 in Nine Months 1999 from 4,853,591 in Nine Months 1998. The average facility occupancy in domestic facilities was 97.7% of capacity in Nine Months 1999 compared to 96.9% in Nine Months 1998. Compensated resident days in Australian facilities increased to 740,983 from 412,196 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities.

Operating expenses increased by 44.4% to $278.7 million in Nine Months 1999 compared to $193.1 million in Nine Months 1998. The increase primarily reflects the twelve facilities that opened in 1998 and 1999, as described above. Additionally, there are a number of secondary factors contributing to the increase which include the following: lease payments to CPV of $15.3 million offset by the amortization of deferred revenue of $1.2 million, expenses related to the construction of a new facility for South Florida State Hospital and additional expenses related to operations at the New Mexico facilities, East Mississippi Correctional Facility (Mississippi), Jena Juvenile Justice Center (Louisiana), Ronald McPherson Correctional Facility (Arkansas) and Taft Correctional Institution (California). The Company has developed strategies to improve

                       WACKENHUT CORRECTIONS CORPORATION

the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

Depreciation and amortization increased by 31.2% to $3.8 million in the Nine Months 1999 from $2.9 million in the Nine Months 1998. As a percentage of revenue, depreciation and amortization decreased to 1.2% from 1.3%.

Contribution from operations increased by 17.3% to $33.0 million in Nine Months 1999 from $28.1 million in Nine Months 1998. As discussed above, this increase is primarily attributable to twelve new facilities that opened in 1998 and 1999. As a percentage of revenue, contribution from operations decreased to 10.5% in Nine Months 1999 from 12.6% in Nine Months 1998. This decrease is primarily due to the factors discussed above regarding the increase of operating expenses.

General and administrative expenses increased by 19.4% to $12.7 million in Nine Months 1999 from $10.7 million in Nine Months 1998. This increase reflects costs related to additional infrastructure and continued growth in the Company's business development efforts as well as additional costs related to the Company's service agreement with Parent. As a percentage of revenue, general and administrative expenses decreased to 4.0% in the Nine Months 1999 from 4.8% in the Nine Months 1998.

Operating income increased by 16.1% to $20.3 million in Nine Months 1999 from $17.5 million in Nine Months 1998. As a percentage of revenue, operating income decreased to 6.4% in Nine Months 1999 from 7.8% in Nine Months 1998 due to the factors impacting contribution from operations offset by leveraging of overhead.

Interest income increased 45.5% to $2.0 million in Nine Months 1999 from $1.4 million in Nine Months 1998 resulting from increases in the average invested cash balance and the return on investment in overseas projects.

Income before income taxes, equity in earnings of affiliates, and the cumulative effect of change in accounting for start-up costs increased by 18.2% to $22.3 million in Nine Months 1999 from $18.9 million in Nine Months 1998 due to the factors described above.

Provision for income taxes increased to $8.9 million in Nine Months 1999 from $7.8 million in Nine Months 1998 due to higher taxable income.

Equity in earnings of affiliates, net of income tax provision, increased 99.8% to $2.5 million for Nine Months 1999 from $1.3 million in Nine Months 1998 due to the commencement of home monitoring contracts in January 1999 and the opening of H.M. Prison Kilmarnock in March 1999 and the Hassockfield Secure Training Centre in Medomsley, England in September 1999.

Income before cumulative effect of change in accounting for start-up costs increased 28.6% to $15.9 million in Nine Months 1999 from $12.4 million in Nine Months 1998 as a result of the factors discussed above.

Cumulative effect of change in accounting for start-up costs was $11.5 million in First Quarter 1998 representing the Company's adoption of SOP 98-5. On a diluted basis, the cumulative effect of the change in accounting principle was ($0.51) per share.

Net income increased to $15.9 million in Nine Months 1999 from $0.8 million in Nine Months 1998 as a result of the factors described above.

                       WACKENHUT CORRECTIONS CORPORATION

SUBSEQUENT EVENT

On August 31, 1999, the Company announced the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division (TDCJ) and Travis County, Texas to discontinue the Company's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. The Company is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

                       WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirteen weeks ended October 3, 1999.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except for disclosures made in "Commitments and Contingencies" and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

               EXHIBIT
                NUMBER                             DESCRIPTION
               -------                             -----------

                27.1                         Financial Data Schedule




         (b) Reports on Form 8-K - The Company did not file a Form 8-K during the thirteen weeks ended October 3, 1999.

                       WACKENHUT CORRECTIONS CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WACKENHUT CORRECTIONS CORPORATION





November 17, 1999                        /s/ John G. O'Rourke
- -------------------------               --------------------------------------
Date                                     John G. O'Rourke
                                         Senior Vice President - Finance,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)