Form 10-K405
period 2000-01-02
WACKENHUT CORRECTIONS CORP
filed 2000-03-30
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JANUARY 2, 2000

                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                         Commission file number: 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                             65-0043078
-------------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


4200 WACKENHUT DRIVE #100, PALM BEACH GARDENS, FLORIDA           33410-4243
------------------------------------------------------           ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (561) 622-5656


--------------------------------------------------------------------------------
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
         None                                        None

--------------------------------------------------------------------------------

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 7, 2000, the aggregate market value of the 10,386,222 shares of Common Stock held by non-affiliates of the registrant was $104,519,107. At March 7, 2000, there were outstanding 22,386,992 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 2000 are incorporated by reference into Parts II and IV of this report.
                       EXHIBIT INDEX IS LOCATED ON PAGE 28

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Wackenhut Corrections Corporation ("the Company"), a 56% owned subsidiary of The Wackenhut Corporation ("TWC"), is an industry leader in the privatization of correctional facilities throughout the world. The Company was founded in 1984 as a division of TWC, a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds. As of January 2, 2000, the Company had 56 correctional, detention and healthcare facilities either under contract or award with an aggregate design capacity of 39,930 beds. Of these 56 facilities, 50 are currently in operation, and six are being developed by the Company. Of the facilities being developed, three are expected to commence operations during 2000 (two in the second quarter and one in the third quarter).* In addition, at January 2, 2000, the Company had outstanding written responses to Requests for Proposal ("RFPs") for three projects with an aggregate design capacity of 4,100 beds.

The Company offers governmental agencies a comprehensive range of correctional and related institutional services to federal, state, local and overseas government agencies. Correctional services include the management of a broad spectrum of facilities, including male and female adult facilities; juvenile facilities; community corrections; work programs; prison industries; substance abuse treatment facilities; and mental health, geriatric and other special purpose institutions. Other management contracts include psychiatric health care, electronic home monitoring, prisoner transportation, correctional health services, and facility maintenance. The Company has an in-house capability for the design and construction of new facilities, and offers a full privatization package to government agencies, to include financing. The Company believes that its experience in delivering governmental agencies high quality, cost-effective correctional and related institutional services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

On November 1, 1998, the Company began management of the 350-bed South Florida State Psychiatric Hospital, representing a historic milestone for public sector mental health services and a significant diversification of the Company's service offerings.

The Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in the United Kingdom and Australia. Through its wholly-owned subsidiary in Australia, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company manages four correctional facilities, six immigration detention centers, one correctional Health Care Services entity and one court escort contract. In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Custodial Group Limited ("PCG") a joint venture with Serco Limited, currently manages four correctional facilities, two court escort contracts and two electric monitoring services contracts and will commence management of one additional correctional facility. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. Electronic monitoring services involve the electronic tagging of offenders sentenced to home incarceration. In February 1994, through Wackenhut Corrections (UK) Limited, the Company formed Premier Custodial Development ("PCD"), as a joint venture with a wholly-owned subsidiary of Kvaerner Construction Limited, for the design and construction of new detention facilities and prisons. The Company expects that PCD will bid


* See note on page three regarding forward-looking statements.

with PCG for the design, construction management and finance of new correctional and detention facilities in the United Kingdom.

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

See the Company's Consolidated Financial Statements on pages 28 through 31 and
Note 8 of Notes to Consolidated Financial Statements on pages 35 and 36 of the Company's 1999 Annual Report to Shareholders for financial information regarding domestic and international operations.

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

FACILITIES

The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at January 2, 2000.


                                                                                            Commencement
     Facility Name            Company       Design        Facility          Security         of Current                   Renewal
        Location               Role        Capacity         Type             Level            Contract          Term       Option
     -------------           --------      --------       --------          --------        ------------        ----       ------
CORRECTIONAL FACILITIES

FEDERAL GOVERNMENT
CONTRACTS:

Aurora INS Processing      Construction/     300       INS Detention        Minimum/          May 1999         1 year      Three
Center, Aurora,             Management                    Facility           Medium                                       One-year
Colorado (6)

Queens Private             Construction/     200       INS Detention        Minimum/         June 1999         1 year       One,
Correctional Facility,      Management                    Facility           Medium                                       One-year
Queens, New York (6)

Taft Correctional           Management      2,048         Federal             Low/          August 1997       3 years      Seven,
Institution                                                Prison           Minimum                                       One-year
Taft, California

STATE GOVERNMENT
CONTRACTS:

Allen Correctional          Management      1,538       State Prison        Medium/        December 1998      2 years       None
Center                                                                      Maximum
Kinder, Louisiana

Bayamon Correctional          Design/        500        State Prison         Medium          March 1997       5 years       One,
Facility                   Construction/                                                                                  Five-year
Bayamon, Puerto Rico       Consultation/
                            Management

Bridgeport Correctional    Construction/     520     Pre-Release Center     Minimum        September 1995     5 years       None
Center                      Management
Bridgeport, Texas

Central Texas Parole        Renovation/      623      Parole Violator      All levels      September 1999      Varies      Varies
Violator Facility           Management                 Facility/U.S.                                            (1)         (1)
San Antonio, Texas                                    Marshal and INS
                                                     Detention Facility


Central Valley                Design/        550      State Community        Medium        December 1997      10 years      None
Community Correctional     Construction/                Correctional
Facility                    Management                    Facility
McFarland, California
(6)

Charlotte County              Design/       1,000       State Prison         Medium      3rd Quarter 2002*       (2)         (2)
Correctional Facility      Construction/                                                    (Estimated)
Charlotte County,           Management
Virginia

Cleveland Correctional      Management       520        State Prison        Minimum         January 1999     1 2/3          Two
Center                                                                                                         years      One-year
Cleveland, Texas



                                                                                            Commencement
     Facility Name            Company       Design        Facility          Security         of Current                   Renewal
        Location               Role        Capacity         Type             Level            Contract          Term       Option
     -------------           --------      --------       --------          --------        ------------        ----       ------

Coke County Juvenile          Design/        200     Juvenile Offender      Medium/          March 1999       2 years    Unlimited,
Justice Facility           Construction/                  Facility          Maximum                                       Two-year
Coke County, Texas          Management

Desert View Community         Design/        568      State Community        Medium        December 1997      10 years      None
Correctional Facility      Construction/                Correctional
Adelanto, California (6)    Management                    Facility

East Mississippi              Design/        500       Mental Health       All levels        April 1999       5 years       One,
Correctional Facility      Construction/                Correctional                                                      Two-year
Meridian , Mississippi      Management                    Facility

Golden State Community        Design/        550      State Community        Medium        December 1997      10 years      None
Correctional Facility      Construction/                Correctional
McFarland, California       Management                    Facility
(6)

Guadalupe County              Design/        600        State Prison       All levels       January 1999       3 years     Annual
Correctional Facility      Construction/
Santa Rosa,                 Management
New Mexico (6)

John R. Lindsey               Design/       1,031        State Jail         Minimum/       September 1998     3 years       Two
Correctional Facility      Consultation/                  Facility           Medium                                       One-year
Jack County, Texas          Management

Karnes County               Management       579       State Prison/        Minimum/       September 1999      Varies      Varies
Correctional Center                                   U.S. Marshal and       Medium                             (1)         (1)
Karnes City, Texas (6)                                 INS Detention
                                                          Facility

Kyle Correctional          Construction/     520       State Prison/        Minimum        September 1995     5 years       None
Facility                    Management/                  In-Prison
(New Vision)                 Chemical                     Chemical
Kyle, Texas (3)             Dependency                   Dependency
                             Treatment                Treatment Center

Lawton Correctional           Design/       1,800       State Prison       All levels        July 1999         1 year      Three
Facility                   Construction/                                                                                  One-Year
Lawton, Oklahoma (6)        Management

Lea County Correctional       Design/       1,200       State Prison       All levels         May 1998        3 years      Annual
Facility                   Construction/
Hobbs, New Mexico (6)       Management

Lockhart Renaissance          Design/        500        Work Program        Minimum         January 1999       1 year       Four
Facility                   Construction/                  Facility                                                        One-year
Lockhart, Texas             Management

Lockhart Secure Work          Design/        500        Work Program        Minimum         January 1999       1 year       Four
Program Facility           Construction/                  Facility                                                        One-year
Lockhart, Texas             Management

Marshall County               Design/       1,000       State Prison         Medium          June 1996        5 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Holly Springs,              Management
Mississippi

McFarland Community        Construction/     224      State Community       Minimum        February 1999     2 1/2 years    None
Correctional Facility       Management                  Correctional
McFarland, California                                     Facility
(6)

Michigan Youth                Design/        480          Juvenile          Maximum          July 1999        4 years       Two,
Correctional Facility      Construction/                                                                                 Four-year
Baldwin, Michigan           Management



                                                                                            Commencement
     Facility Name            Company       Design        Facility          Security         of Current                   Renewal
        Location               Role        Capacity         Type             Level            Contract          Term       Option
     -------------           --------      --------       --------          --------        ------------        ----       ------
Moore Haven                   Design/        750        State Prison         Medium          July 1998        2 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Moore Haven, Florida        Management

North Texas                 Renovation/      400        Intermediate        Minimum        September 1999      1 year       None
Intermediate Sanction       Management               Sanction Facility
Facility
Fort Worth, Texas

Ronald  McPherson             Design/        600        State Prison       All levels        July 1999        2 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Newport, Arkansas           Management

Scott Grimes                  Design/        600        State Prison       All levels        July 1999        2 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Newport, Arkansas           Management

South Bay Correctional        Design/       1,436       State Prison        Medium/        February 1997      3 years    Unlimited,
Facility                   Construction/                    (9)          Close Custody                                    Two-year
South Bay, Florida          Management

Willacy County Unit           Design/       1,000        State Jail         Minimum        September 1998     3 years       Two
Raymondville, Texas        Consultation/                  Facility                                                        One-year
                            Management

Val Verde Correctional        Design/        784      Local Detention      All levels    3rd Quarter 2000*      (2)         None
Facility                   Construction/              Facility/County                       (Estimated)
Del Rio, Texas              Management                      Jail

LOCAL GOVERNMENT
CONTRACTS:

Broward County Work           Design/        300       Community Work      Non-secure      February 1998      5 years    Unlimited,
Release Center             Construction/               Release Center                                                     Two-year
Broward County,             Management
Florida (6)

George W. Hill                Design/       1,562       County Jail        All levels        July 1998        5 years       None
Correctional Facility      Construction/                  Facility
Thornton,                   Management
Pennsylvania

Jena Juvenile Justice         Design/        276      Juvenile Center      All levels      December 1998      25 years      None
Center                     Construction/
Jena, Louisiana             Management

San Diego Detention         Renovation/      876      Local Detention       Maximum       2nd Quarter 2000*   15 years      None
Facility                    Management                    Facility                          (Estimated)
San Diego, California


INTERNATIONAL CONTRACTS:

Arthur Gorrie               Management       945       Reception and       All levels        July 1992        10 years      None
Correctional Centre                                    Remand Centre
Wacol, Australia

H.M Prison Ashfield         Management       400        Youth Prison        Medium/        November 1999      25 years      None
Pucklechurch, UK                                                            Maximum

Auckland Central Remand     Management       384      National Prison       Medium/      2nd Quarter 2000*    5 years       None
Prison                                                                      Maximum         (Estimated)
Auckland, New Zealand

* See note on page three regarding Forward-looking statements.


                                                                                            Commencement
     Facility Name            Company       Design        Facility          Security         of Current                   Renewal
        Location               Role        Capacity         Type             Level            Contract          Term       Option
     -------------           --------      --------       --------          --------        ------------        ----       ------
Court Escort & Custody      Management        NA       Court Custody/      All levels        June 1996       6 1/2 years    None
Service                                               Transport-Escort
West Midlands, England

Court Escort & Custody      Management        NA       Court Custody/      All levels         May 1996       6 1/2 years    None
Service                                               Transport-Escort
South East Area,
England

Curtin Immigration          Management       1000       Immigration        All levels       October 1999      3 years       Two
Reception & Processing                                   Detention                                              (7)      Three-year
Centre
Derby, Western Australia

Hassockfield Secure           Design/         40       Youth Training        Medium        September 1999     15 years      None
Training Centre            Construction/                   Centre
Medomsley, England          Management

H.M. Prison and Youth       Management      1,111     National Prison      All levels       October 1999      10 years      None
Offender Institution
Doncaster
Doncaster, England

Fulham Correctional           Design/        660        State Prison        Minimum/         March 1997       5 years       Five
Centre                     Consultation/                                     Medium                                      Three-year
Victoria, Australia         Management


Junee Correctional         Construction/     600        State Prison        Minimum/         April 1999       2 years       None
Centre                      Management                                       Medium
Junee, Australia

H.M. Prison Kilmarnock      Management       500      National Prison      All levels        March 1999       25 years      None
Kilmarnock, Scotland

H.M. Prison Lowdham         Management       524      National Prison        Medium        February 1998      25 years      None
Grange
Nottinghamshire, England

Louis Trichardt Maximum       Design/       3,024     National Prison       Maximum      1st Quarter 2002*      (2)         None
Security Prison            Construction/                                                    (Estimated)
Northern Province,          Management
Republic of South Africa

Maribyrnong                 Management        80        Immigration        All levels      December 1997      3 years       Two
Immigration Detention                                    Detention                                                       Three-year
Centre
Melbourne, Australia

Melbourne Custody           Management        80      Court Security/         N/A          September 1998     3 years       None
Centre, Melbourne,                                     Custody Centre
Australia

H. M.  Prison  Moreton        Design/        800      National Prison        Medium      3rd Quarter 2001*    25 years      None
Lane                       Construction/              and Therapeutic                       (Estimated)
Marchington, England        Management                   Community

New Brunswick Youth           Design/        N/A     Province Juvenile     All levels       October 1997      25 years      None
Centre (4)                 Consultation/                  Facility
New Brunswick, Canada       Maintenance

Pacific Shores              Management       N/A        Health Care           N/A           January 1998      3 years       Two
Healthcare                                                Services                                                        One-year
Victoria, Australia (8)

Perth Immigration           Management        40        Immigration        All levels      December 1997      3 years       Two
Detention Centre                                         Detention                                                       Three-year
Perth, Australia

Port Hedland                Management       700        Immigration        All levels      December 1997      3 years       Two
Immigration Reception &                                  Detention                                                       Three-year
Processing Centre
Port Hedland, Australia


* See note on page three regarding Forward-looking statements.


                                                                                            Commencement
     Facility Name            Company       Design        Facility          Security         of Current                   Renewal
        Location               Role        Capacity         Type             Level            Contract          Term       Option
     -------------           --------      --------       --------          --------        ------------        ----       ------
Premier  Monitoring         Management       N/A       Home Detention      Non-secure       January 1999      5 years       None
Services Limited                                          Services
Norfolk, England

Villawood Immigration       Management       300        Immigration        All levels      November 1997      3 Years       Two
Detention Centre                                         Detention                                                      Three- year
Sydney, Australia

Woomera Immigration         Management       1000       Immigration        All levels      November 1999      3 years       Two
Reception & Processing                                   Detention                                              (7)      Three-year
Centre
Woomera, South Australia


OTHER FACILITIES
South Florida State           Design/        350     State Psychiatric        N/A          November 1998      5 years      Three
Hospital                   Construction/                  Hospital                                                       Five-year
Pembroke Pines, Florida     Management

Atlantic Shores Hospital    Management        72        Psychiatric           N/A               (5)             (5)         (5)
Fort Lauderdale, Florida                                  Hospital


     (1) This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.

     (2)  Contract terms have yet to be negotiated.

     (3) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a one-year term expiring August 31, 2000.

     (4)  The Company holds a contract for maintenance only of this facility.

     (5) The Company purchased this facility and provides services on an individual patient basis, therefore, there are no contracts with government agencies subject to terms and/or renewals.

     (6)  The Company leases these facilities from Correctional Properties
          Trust.

     (7) This facility represents additional services under the current detention services contractual agreement with the Department of Immigration and Multicultural Affairs (DIMA), and is subject to a six-week termination clause depending on client needs.

     (8) The Company provides comprehensive healthcare services to 9 government-operated prisons under this contract.

     (9) The Company provides detention services to 152 detainees being held under the provisions of Florida's "Jimmy Ryce Act" at the South Bay Facility in South Bay, Florida.


In April 1998 the Company sold three facilities owned by it and the rights to acquire four other facilities to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. CPV purchased an eighth facility directly from a government entity. In October, 1998 the Company sold the completed portion of a ninth facility to CPV. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility. Subsequent to January 2, 2000, CPV purchased an eleventh facility that the Company had the right to acquire. The facilities were then leased to the Company under operating leases.
See Item 2 - "Properties."

The Company offers services that go beyond simply housing inmates. The Company's wide array of in-facility rehabilitative and educational programs differentiates it from many competitors who lack the experience or resources to provide such programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development ("GED") certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates' earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. This program is being expanded to the Company's correctional facilities in South Bay and Moore Haven, Florida. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at thirty-three of the facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association ("ACA"). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company's contracts for facilities in the United States require the Company to seek accreditation of the facility. The Company has sought and received ACA accreditation for eighteen of the facilities it manages.

Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. See also "Business -Facility Design, Construction and Finance." If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or development of the project will be entirely suspended. If the project is self-financed by the Company, then financing is in place prior to the commencement of construction.

When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

FACILITY MANAGEMENT CONTRACTS

Other than listed in the following table, no other single customer accounted for 10% or more of the Company's total revenues for Fiscal 1999, 1998, and 1997.

                  Customer                              1999     1998     1997
                  --------                              ----     ----     ----

Various agencies of the State of Texas...                19%      25%      32%
State of Florida Correctional
Privatization Committee .................                19%      11%      13%

Except for its contract for the Taft Correctional Institution, South Florida State Hospital, and the facilities in the United Kingdom and Australia, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company is compensated at an inmate or patient per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable law and is paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

The Company's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option, generally for a term ranging from one to five years. The following table summarizes the number of the Company's contracts expiring each year:

                        EXPIRATION                    NUMBER OF CONTRACTS
                        ----------                    -------------------

                           2000                               17
                           2001                               10
                           2002                                7
                           2003                                4
                           2004                                1
                        Thereafter                            14
                                                              --
                                                              53

Refer to "Business-Facilities" table for detail of the renewal options for these contracts. The remainder of the Company's contracts are either in negotiation currently or have varied renewal options that are dependent upon the agency contracted with, the type of inmate, and other factors. Except as described below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms.

The Company's contracts typically allow a contracting governmental agency to terminate a contract for cause by giving the Company written notice ranging from 30 to 180 days. No contracts have been terminated prior to the end of the contract term, except for the Company's contract for the operation of the Travis County Community Justice Center. This contract was discontinued in 1999 based on the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division and Travis County, Texas. The Company also had a contract that did not extend for the full term, which was for the management of the Monroe County, Florida jail. By mutual agreement of the Company and the Monroe County Board of Commissioners, the contract was discontinued in 1990 on an amicable basis.

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

FACILITY DESIGN, CONSTRUCTION AND FINANCE

The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of January 2, 2000, the Company has provided service for the design and construction of twenty-eight facilities and for the redesign and renovation of two facilities and has contracts to design and construct four new facilities and renovate one new facility. The Company is willing to perform consultation and management services for the design and construction or redesign and renovation of a facility regardless of whether it has been awarded the contract for the management of such facility. See table in "Business - Facilities."

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

The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity, or
(iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a broker in any regard with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties. Of the 56 facilities managed or contracted to be managed by the Company, 38 are funded using one of the above-described financing vehicles, and 18 are or will be directly leased. However, alternative financing arrangements may be required for certain facilities. A growing trend in the correctional and detention industry requires private operators to make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. By participating in such projects, private operators achieve economic benefits and tax advantages that are not typically available in connection with more traditional arrangements.

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

If the project fits within the Company's strategy, the Company then will submit a written response to the RFP. The Company estimates that it typically spends between $50,000 and $150,000 when responding to an RFP. The Company has engaged and intends in the future to engage independent consultants. Activities of the independent consultants include assisting the Company in developing privatization opportunities and in responding to RFPs, monitoring the legislative and business climate and maintaining relationships with existing clients.

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

BUSINESS PROPOSALS

The Company pursues both domestic and international projects. At January 2, 2000, the Company had outstanding written responses to RFPs for 3 projects with a total of 4,100 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

Presently, the Company is named insured under a liability insurance program (the "Insurance Program") maintained by TWC. The Insurance Program includes general comprehensive liability, automobile liability and workers' compensation coverage for TWC and all of its domestic subsidiaries. The Insurance Program consists of primary and excess insurance coverage. The primary coverage consists of up to $5 million of coverage per occurrence with no aggregate coverage limit. The excess coverage consists of up to $50 million of coverage per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The premium paid by the Company to TWC for coverage under the Insurance Program in 1999 was approximately $9.4 million, representing premiums paid to a captive reinsurance company that is wholly owned by TWC. The Company believes that the premiums it is charged under the Insurance Program are comparable to those that would be charged by a third party insurer. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $1 million of expenses and losses per occurrence were reinsured by TWC's wholly-owned captive reinsurance company during Fiscal 1999.

EMPLOYEES AND EMPLOYEE TRAINING

At January 2, 2000, the Company had 8,922 full-time employees. Of such full-time employees, 87 were employed at the Company's headquarters and 8,835 were employed at facilities. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New York), and Junee Correctional Centre, Arthur Gorrie Correctional Centre, Fulham Correctional Centre and Immigration Detention Services (Australia) are members of unions. The Company has entered into a contract with the union for the correctional officers at the Queens Private Correctional Facility and Junee Correctional Centre, however, the Company has not entered into a contract with the other two unions. Other than the contracts described above, the Company has no union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

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

COMPETITION

The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to, Corrections Corporation of America, Correctional Services Corporation, Group 4 International Corrections Service, U.K. Detention Services, Ltd., Cornell Corrections Corporation, Securicor Group and Prison Realty Trust. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the Company's business without a substantial capital investment or experience in management of correctional or detention facilities. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS

Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia and the United Kingdom.

A summary of domestic and international operations is presented below:


                                                                                 1999      1998       1997
                                                                               --------   --------   --------
REVENUES
   Domestic operations .....................................................   $371,333   $264,642   $167,223
   International operations ................................................     67,151     48,117     39,707
                                                                               ========   ========   ========
      Total revenues .......................................................   $438,484   $312,759   $206,930
                                                                               ========   ========   ========
OPERATING INCOME
   Domestic operations .....................................................   $ 18,939   $ 18,649   $ 12,388
   International operations ................................................      7,102      3,852      4,157
                                                                               --------   --------   --------
      Total operating income ...............................................   $ 26,041   $ 22,501   $ 16,545
                                                                               ========   ========   ========
LONG-LIVED ASSETS
   Domestic operations .....................................................   $ 39,005   $ 28,944   $ 34,061
   International operations ................................................      4,355      4,061      4,693
                                                                               --------   --------   --------
      Total long-lived assets ..............................................   $ 43,360   $ 33,005   $ 38,754
                                                                               ========   ========   ========


The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.


(000'S)                                               1999       1998       1997
-------                                             --------   --------   --------
STATEMENT OF OPERATIONS DATA
Revenues ........................................   $147,274   $ 91,071   $ 51,009
Operating income ................................     11,048      7,032      3,884
Net income ......................................      6,618      4,163      2,209

BALANCE SHEET DATA
Current Assets ..................................   $ 44,213   $ 25,274   $ 14,595
Noncurrent Assets ...............................    230,581    145,433        517
Current liabilities .............................     26,774     17,769      8,115
Noncurrent liabilities ..........................    232,961    141,165      4,029
Stockholders' equity ............................     15,059     11,773      2,968


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

COMMITMENTS AND CONTINGENCIES

On August 31, 1999, the Company announced the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division ("TDCJ") and Travis County, Texas to discontinue the Company's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. The Company is involved in discussions with TDCJ regarding close-out of all contract claims. The Company cannot predict the outcome of these discussions at this time.

In New Mexico, the Company has been in discussions with the State's Department of Corrections and the Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been implemented by the Company. At this time no agreement has been reached regarding these contract modifications.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC. In addition, the Company leases office space for its regional offices in Austin, Texas; Irvine, California; Lake Charles, Louisiana; and Sydney, Australia.

The Company also leases the space for the following facilities it manages under operating leases: (i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Texas Parole Violator Facility; (iv) Central Valley Community Correctional Facility; (v) Coke County Juvenile Justice Facility; (vi) Desert View Community Correctional Facility; (vii) Golden State Community Correctional Facility; (viii) Guadalupe County Correctional Facility;
(ix) Jena Juvenile Justice Center; (x) Karnes County Correctional Center; (xi) Lawton Correctional Facility; (xii) Lea County Correctional Facility; (xiii) McFarland Community Correctional Facility; (xiv) Michigan Youth Correctional Facility; (xv) North Texas Intermediate Sanction Facility; (xvi) Queens Private Correctional Facility.

The Company owns a 72-bed psychiatric hospital in Fort Lauderdale, Florida which it purchased and renovated in 1997.

In December 1997, the Company entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of January 2, 2000, approximately $88.7 million of this operating lease facility was utilized for properties under development.

ITEM 3. LEGAL PROCEEDINGS

In Caldwell County, Texas a grand jury was convened to investigate allegations of sexual misconduct and document tampering by individuals employed or formerly employed by the Company at the Lockhart facilities. This grand jury has been dismissed and issued no indictments.

In Travis County, Texas, a grand jury took testimony regarding sexual misconduct by individuals employed or formerly employed by the Company at the Travis County Community Justice Center. This grand jury indicted twelve of the Company's former facility employees for various types of sexual misconduct. Management believes these indictments are not expected to have any material financial impact on the Company. Eleven of the twelve indicted former employees already resigned from or had been terminated by the Company as a result of Company-initiated investigations over the course of the prior three years. The Company is not providing counsel to assist in the defense of these twelve individuals.

The District Attorney in Travis County continues to review Company documents for alleged document tampering at the Travis County Facility. At this time the Company cannot predict the outcome of this investigation.

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employee or others. Except for the litigation set forth above and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that if the outcome of the proceedings to which it is currently a party is unfavorable, the Company could have a material adverse effect upon its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from Page 19 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from Pages 20 and 21 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by these items is incorporated by reference from Pages 22 through 27 of the Registrant's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from Pages 28 through 39 of the Registrant's 1999 Annual Report to Shareholders except for the Financial Statement and Schedule listed in Item 14 (a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Items 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included in Part III, below) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:


       Name                       Age      Position
       ----                       ---      --------
George R. Wackenhut               80       Chairman of the Board and Director
George C. Zoley                   50       Vice Chairman of the Board, Chief Executive Officer, and Director
Wayne H. Calabrese                49       President and Chief Operating Officer
John G. O'Rourke                  49       Senior Vice President, Chief Financial Officer, and Treasurer
Carol M. Brown                    45       Senior Vice President, Health Services
John J. Bulfin                    46       Senior Vice President and General Counsel
John M. Hurley                    52       Senior Vice President, Operations
Donald H. Keens                   56       Senior Vice President, International Services
David N.T. Watson, CPA            34       Vice President - Finance, Controller, Chief Accounting Officer, and
                                           Assistant Treasurer

         GEORGE R. WACKENHUT is the Chairman of the Board. He was the Chief Executive Officer of The Wackenhut Corporation ("TWC") from the time it was founded until February 18, 2000. He was President of TWC from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. He is a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida, a member of the Board of Trustees of Correctional Properties Trust ("CPV"), and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge and the President's Advisory Council for the Small Business Administration, Region IV. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a member of the American Society for Industrial Security. He was a recipient in 1990 of the Labor Order of Merit, First Class, from the government of Venezuela and in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. Also in 1999, he was inducted into the West Chester University Hall of Fame and the Athlete's Hall of Fame in Delaware County, Pennsylvania. Mr. Wackenhut received his B.S. degree from the University of Hawaii and his M.Ed. degree from John Hopkins University.

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

         JOHN J. BULFIN was appointed Senior Vice President and General Counsel on January 1, 2000. Prior to joining the Company, Mr. Bulfin was a founding partner of the law firm Wiederhold, Moses, Bulfin & Rubin. Mr. Bulfin earned his law degree from Loyola (Chicago) University and his bachelor's degree from Regis College. Mr. Bulfin is a member of the American Bar Association, the Palm Beach County Bar Association, the Association of Trial Lawyers of America, the American Board of Trial Advocates, the Florida Defense Lawyers Association, and is currently on the Personal Injury and Wrongful Death Committee of the Palm Beach County Bar Association.

         JOHN M. HURLEY was appointed Senior Vice President, Operations on January 1, 2000, and has been with the Company since 1998 when he became the Facility Administrator (warden) of the company's 1,318-bed correctional facility in South Bay, Florida. Mr. Hurley completed 25 years of distinguished service in the Federal Bureau of Prisons (BOP) prior to joining the Company. While with the BOP, he served as the warden of several major correctional institutions, including a maximum security penitentiary, and earlier, at the BOP's largest correctional facility. His staff assignments in the

BOP included Director of the Staff Training Academy; Deputy Assistant Director, Community Corrections and Detention Division; and Correctional Programs Administrator of the Correctional Programs Division. He has a B.A. in Sociology from the University of Iowa, and a Certificate in Public Administration from the University of Southern California.

         DONALD H. KEENS was appointed Senior Vice President, International Services on January 1, 2000 and has been with the Company since 1994. Prior to the appointment to his present position he served as the Managing Director of Australasian Correctional Management, Pty Ltd., a subsidiary of the Company; and from 1994 to 1997 as Managing Director of Premier Prison Services, Ltd., a United Kingdom joint venture of the Company. Mr. Keens followed a law enforcement career in Zimbabwe from 1962 to 1980, with the final rank of police superintendent; and was Director and General Manager for a prison and court services company in the United Kingdom from 1980 to 1993. He is a graduate of Crosby College of Quality; and is qualified as a Professional Member SA of the Institute of Management Services (PMS), and a Senior Member of the Institute of Organization and Methods (SIOM).

         DAVID N.T. WATSON, CPA has served as Vice President - Finance since July, 1999 and as Controller, Assistant Treasurer, and Chief Accounting Officer of the Company since November, 1994. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson has a B.A. in Economics from the University of Virginia and an M.B.A. from Rutgers, the State University of New Jersey. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

   (a)   1.       Report of Independent Certified Public Accountants - This
                  item is incorporated by reference from Page 40 of the Registrant's 1999 Annual Report to Shareholders.

                  The following consolidated financial statements of the Company, included in the Registrant's 1999 Annual Report to its Shareholders for the fiscal year ended January 2, 2000, are incorporated by reference in Part II, Item 8:

                  Consolidated Balance Sheets - January 2, 2000 and January 3, 1999 - Page 29

                  Consolidated Statements of Income - Fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997 - Page 28

                  Consolidated Statements of Cash Flows - Fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 - Page 30

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 - Page 31

                  Notes to Consolidated Financial Statements - Pages 32 through
                  39

         2.       FINANCIAL STATEMENT SCHEDULES.

                  Schedule II - Valuation and Qualifying Accounts - Page 26

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

   4.6* Amended and Restated Credit Agreement, dated December 3, 1999, by and among Wackenhut Corrections Corporation, Bank of America, N.A., ScotiaBanc, Inc. and the Lenders Party thereto from time to time.

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

   10.12+*    Wackenhut Corrections Corporation 1999 Stock Option Plan.



   13.0* Annual Report to Shareholders for the year ended January 2, 2000, beginning with page 19 (to be filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

   21.1*      Subsidiaries of the Company.

   23.1*      Consent of Independent Certified Public Accountants.

   24.1* Powers of Attorney (included as part of the signature page hereto).

   27.1*      Financial Data Schedule (for SEC use only)

*        Filed herewith.

** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-79264)

*** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-80785)

**** Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of the Company's Registration Statement on Form S-3 (Registration Number 333-46681).

+ Management contract or compensatory plan, contract or agreement as defined in Item 402(a) (3) of Regulation S-K.



         (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of Fiscal year 1999.
-----------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        WACKENHUT CORRECTIONS CORPORATION


Date:    March 30, 2000             /s/ John G. O'Rourke
                                    --------------------------------------------
                                    JOHN G. O'ROURKE
                                    Senior Vice President - Finance, Treasurer &
                                    Chief Financial Officer

Each person whose signature appears below hereby constitutes and appoints John
G. O'Rourke, Senior Vice President -Finance, Treasurer and Chief Financial Officer; David N.T. Watson, Vice President -Finance, Controller, Chief Accounting Officer, and Assistant Treasurer; John J. Bulfin, General Counsel; and Francis E. Finizia, Corporate Counsel and Assistant Secretary; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:    March 30, 2000              /s/ George C. Zoley
                                     -------------------------------------------
                                     GEORGE C. ZOLEY
                                     Vice Chairman of the Board and Chief
                                     Executive Officer
                                     (principal executive officer)




Date:    March 30, 2000              /s/ John G. O'Rourke
                                     -------------------------------------------
                                     JOHN G. O'ROURKE
                                     Senior Vice President - Finance, Treasurer
                                     & Chief Financial Officer
                                     (principal financial officer)




Date:    March 30, 2000              /s/ David N.T. Watson
                                     -------------------------------------------
                                     DAVID N.T. WATSON
                                     Vice President of Finance, Controller,
                                     Chief Accounting Officer, & Assistant
                                     Treasurer
                                     (principal accounting officer)

Date:    March 30, 2000              /s/ George R. Wackenhut
                                     -------------------------------------------
                                     GEORGE R. WACKENHUT
                                     Director


Date:    March 30, 2000              /s/ Richard R. Wackenhut
                                     -------------------------------------------
                                     RICHARD R. WACKENHUT
                                     Director


Date:    March 30, 2000              /S/ Wayne H. Calabrese
                                     -------------------------------------------
                                     WAYNE H. CALABRESE
                                     Director


Date:    March 30, 2000              /s/ Norman A. Carlson
                                     -------------------------------------------
                                     NORMAN A. CARLSON
                                     Director


Date:    March 30, 2000              /s/ Benjamin R. Civiletti
                                     -------------------------------------------
                                     BENJAMIN R. CIVILETTI
                                     Director


Date:    March 30, 2000              /s/ Manuel J. Justiz
                                     -------------------------------------------
                                     MANUEL J. JUSTIZ
                                     Director


Date:    March 30, 2000              /s/ John F. Ruffle
                                     -------------------------------------------
                                     JOHN F. RUFFLE
                                     Director


Date:    March 30, 2000              /s/ Richard H. Glanton
                                     -------------------------------------------
                                     RICHARD H. GLANTON
                                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wackenhut Corrections Corporation's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed above in item 14(a)2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
February 15, 2000.

                                   SCHEDULE II

                        WACKENHUT CORRECTIONS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE FISCAL YEARS ENDED, JANUARY 2, 2000,
                     JANUARY 3, 1999, AND DECEMBER 28, 1997

                                 (IN THOUSANDS)


                                              Balance At       Charged to          Charged         Deductions,       Balance At
                                               Beginning        Cost and          to Other           Actual            End of
                Description                    of Period        Expenses          Accounts        Charge-offs          Period
                                             --------------   --------------    --------------    --------------    -------------
YEAR ENDED JANUARY 2, 2000:
    Allowance for doubtful accounts             $401             $1,474            $ --              $(376)            $1,499

YEAR ENDED JANUARY 3, 1999:
    Allowance for doubtful accounts             $ --             $  401            $ --              $  --             $  401

YEAR ENDED DECEMBER 28, 1997:
    Allowance for doubtful accounts             $ --             $  --             $ --              $  --             $   --



                                  EXHIBIT INDEX

   Exhibit
   Number                       Description
   -------                      -----------

   3.1 Amended and Restated Articles of Incorporation of the Company dated May 16, 1994.

   3.2    Bylaws of the Company.

   4.1 Amended and Restated Credit Agreement, dated December 18, 1997, by and among Wackenhut Corrections Corporation, NationsBank, National Association, ScotiaBanc, Inc. and the Lenders Party thereto from time to time.

   4.2 Amended and Restated Participation Agreement, dated June 19, 1997, among Wackenhut Corrections Corporation, First security Bank, National Association, the Various Bank and other Lending Institutions which are Partners thereto from time to time, ScotiaBanc Inc., and NationsBank, National Association.

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

   4.6 Amended and Restated Credit Agreement, dated December 3, 1999, by and among Wackenhut Corrections Corporation, Bank of America, N.A., ScotiaBanc, Inc. and the Lenders Party thereto from time to time.

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

   10.12  Wackenhut Corrections Corporation 1999 Stock Option Plan.

   13.0 Annual Report to shareholders for the year ended January 3, 1999, beginning with page 25 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

   21.1   Subsidiaries of the Company.

   23.1   Consent of Independent Certified Public Accounts.

   24.1   Powers of Attorney (included as part of the signature page hereto).

   27.1   Financial Data Schedule (For SEC use only).