Form 10-Q
period 2000-04-02
WACKENHUT CORRECTIONS CORP
filed 2000-05-17
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended April 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from          to

                         COMMISSION FILE NUMBER 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           Florida                                                        65-0043078
----------------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                                    33410-4243
----------------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                          (Zip code)


                                 (561) 622-5656
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]   No [ ]

At May 10, 2000, 22,386,992 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 2, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 2, 2000 AND APRIL 4, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              THIRTEEN WEEKS ENDED
                                                                        ---------------------------------
                                                                         APRIL 2, 2000   APRIL 4, 1999
                                                                        ---------------- ----------------
Revenues.............................................................    $    130,508    $      97,431
Operating expenses (including amounts related
    to Parent of $2,597 and $2,327)..................................         116,705           86,123
Depreciation and amortization........................................           2,082            1,303
                                                                        ---------------- ----------------
    Contribution from operations.....................................          11,721           10,005
G&A expense (including amounts related to
    Parent of $926 and $893).........................................           6,152            3,462
                                                                        ---------------- ----------------
    Operating income.................................................           5,569            6,543
Interest income (including interest (expense)/income
    related to Parent of $(20), and $179)............................             539              407
                                                                        ---------------- ----------------
Income before income taxes and equity in earnings
    of affiliates ...................................................           6,108            6,950
Provision for income taxes...........................................           2,449            2,787
                                                                        ---------------- ----------------
Income before equity in earnings of affiliates ......................           3,659            4,163
Equity in earnings of affiliates, net of income tax
    provision of $756 and $453.......................................           1,130              676
                                                                        ---------------- ----------------
Net income...........................................................    $      4,789      $     4,839
                                                                        ================ ================
Basic earnings per share:
    Net income.......................................................    $       0.22      $      0.22
                                                                        ================ ================
    Basic weighted average shares outstanding........................          21,402           21,851
                                                                        ================ ================
Diluted earnings per share:
    Net income.......................................................    $       0.22      $      0.22
                                                                        ================ ================
    Diluted weighted average shares outstanding......................          21,577           22,280
                                                                        ================ ================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 2, 2000 AND JANUARY 2, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    APRIL 2, 2000             JANUARY 2, 2000
                                                                -----------------------    -----------------------
ASSETS
Current Assets:
     Cash and cash equivalents.............................         $        27,172            $        41,029
     Accounts receivable, less allowance for doubtful
        accounts of $1,090 and $1,499......................                  86,358                     77,779
     Current deferred income tax asset, net................                   3,392                      3,069
     Other.................................................                  13,496                     13,016
                                                                -----------------------    -----------------------
                  Total current assets.....................                 130,418                    134,893

Property and equipment, net................................                  51,355                     43,360
Investments in and advances to affiliates..................                  22,584                     20,686
Goodwill...................................................                   1,678                      1,776
Deferred income tax asset, net.............................                     977                      1,066
Other......................................................                   6,179                      2,644
                                                                -----------------------    -----------------------
                                                                    $       213,191            $       204,425
                                                                =======================    =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable......................................         $        14,305            $        12,631
     Accrued payroll and related taxes.....................                  12,502                     11,305
     Accrued expenses......................................                  30,106                     28,553
     Current portion of deferred revenue...................                   2,894                      3,027
                                                                -----------------------    -----------------------
                  Total current liabilities................                  59,807                     55,516
                                                                -----------------------    -----------------------
Long-term debt.............................................                  21,000                     15,000
Deferred revenue...........................................                  14,765                     15,225
Commitments and contingencies (Note 8)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized......................                      --                         --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         22,386,992 shares issued and
         outstanding for both periods......................                     224                        224
     Additional paid-in capital............................                  83,699                     83,699
     Retained earnings.....................................                  58,252                     53,463
     Accumulated other comprehensive loss..................                  (3,511)                    (1,902)
     Less:  common stock in treasury at cost--
         1,302,800 and 878,000 shares......................                 (21,045)                   (16,800)
                                                                -----------------------    -----------------------
                  Total shareholders' equity...............                 117,619                    118,684
                                                                -----------------------    -----------------------
                                                                    $       213,191            $       204,425
                                                                =======================    =======================



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 2, 2000 AND APRIL 4, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Thirteen Weeks Ended
                                                                            --------------------------------------------------
                                                                                April 2, 2000               April 4, 1999
                                                                            ------------------------    ----------------------
Cash flows from operating activities:
         Net income....................................................         $         4,789             $     4,839
         Adjustments to reconcile net income to net cash
         (used in) provided by operating activities--
              Depreciation and amortization expense....................                   2,082                   1,303
              Deferred tax (benefit) provision.........................                     (79)                  1,093
              Provision for bad debt expense...........................                     382                     123
              Equity in earnings of affiliates.........................                  (1,130)                   (676)
         Changes in assets and liabilities -
         (Increase) decrease in assets:
              Accounts receivable......................................                 (10,085)                  2,737
              Deferred income tax asset................................                  (1,023)                  1,082
              Other current assets ....................................                    (818)                   (319)
              Other assets.............................................                  (3,777)                 (1,584)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses....................                   4,304                     385
              Accrued payroll and related taxes........................                   1,358                   2,068
              Deferred revenue ........................................                    (593)                    132
                                                                            ------------------------    ----------------------
         Net cash (used in) provided by operating activities...........                  (4,590)                 11,183
                                                                            ------------------------    ----------------------
Cash flows from investing activities:
         Investments in affiliates.....................................                    (169)                   (845)
         Repayments of investments in affiliates.......................                     157                      --
         Capital expenditures..........................................                 (10,304)                 (6,361)
         Proceeds from sale of capital assets to CPV...................                      --                  22,281
                                                                            ------------------------    ----------------------
         Net cash (used in) provided by investing activities...........                 (10,316)                 15,075
                                                                            -------------------------   ----------------------
Cash flows from financing activities:
         Proceeds from exercise of stock options.......................                      --                     194
         Payments on debt..............................................                      --                      (3)
         Proceeds from issuance of debt................................                   6,000                      --
         Advances from The Wackenhut Corporation.......................                   1,011                  29,670
         Repayments to The Wackenhut Corporation.......................                  (1,011)                (29,670)
         Repurchase of common stock....................................                  (4,245)                 (4,297)
                                                                            -------------------------   ----------------------
         Net cash provided by (used in) financing activities...........                   1,755                  (4,106)
                                                                            -------------------------   ----------------------
Effect of exchange rate changes on cash................................                    (706)                    370
Net (decrease) increase in cash........................................                 (13,857)                 22,522
Cash, beginning of period..............................................                  41,029                  20,240
                                                                            -------------------------   ----------------------
Cash, end of period....................................................         $        27,172             $    42,762
                                                                            =========================   ======================
Supplemental disclosures:
         Cash paid for income taxes....................................         $         2,153             $       240
                                                                            =========================   ======================
         Cash paid for interest........................................         $            28             $        --
                                                                            =========================   ======================
         Impact on equity from tax benefit related to the
         exercise of options issued under the company's non-
             qualified stock option plan...............................         $            --             $       304
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

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2000 for the fiscal year ended January 2, 2000. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                                                      THIRTEEN WEEKS ENDED
                                                       ----------------------------------------------------
                                                            APRIL 2, 2000               APRIL 4, 1999
                                                       ------------------------    ------------------------
REVENUES
       Domestic operations........................          $     102,197               $      84,964
       International operations...................                 28,311                      12,467
                                                       ------------------------    ------------------------
        Total revenues............................          $     130,508               $      97,431
                                                       ========================    ========================

OPERATING INCOME
      Domestic operations.........................          $       1,651               $       5,523
      International operations....................                  3,918                       1,020
                                                       ------------------------    ------------------------
         Total operating income...................          $       5,569               $       6,543
                                                       ========================    ========================

                                                                              AS OF
                                                       ----------------------------------------------------
LONG-LIVED ASSETS                                           APRIL 2, 2000              JANUARY 2, 2000
                                                       ------------------------    ------------------------
      Domestic operations.........................          $      45,876               $      39,005
      International operations....................                  5,479                       4,355
                                                       ------------------------    ------------------------
         Total long-lived assets..................          $      51,355               $      43,360
                                                       ========================    ========================

Long-lived assets consist of property, plant and equipment.

3.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                                  THIRTEEN WEEKS ENDED
                                                                     ------------------------------------------------
                                                                         APRIL 2, 2000             APRIL 4, 1999
                                                                     ----------------------    ----------------------
Net income....................................................          $      4,789              $      4,839
Foreign currency translation adjustments, net of income tax
     expense of $1,077 and $399, respectively. ...............                 1,609                       595
                                                                     ----------------------    ----------------------
Comprehensive income .........................................          $      6,398              $      5,434
                                                                     ======================    ======================

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).

                                                               THIRTEEN WEEKS ENDED
                                                       --------------------------------------
                                                         APRIL 2, 2000        APRIL 4, 1999
                                                       -----------------    -----------------
  Net Income.......................................      $     4,789         $     4,839

  Basic earnings per share:
  Weighted average shares
    outstanding....................................           21,402              21,851
                                                       =================    =================
  Per share amount.................................      $      0.22         $      0.22
                                                       =================    =================
  Diluted earnings per share:
  Weighted average shares
    outstanding....................................           21,402              21,851
  Effect of dilutive securities:
  Employee and director stock
    options........................................              175                 429
                                                       -----------------    -----------------
  Weighted average shares
    assuming dilution..............................           21,577              22,280
                                                       =================    =================
  Per share amount.................................      $      0.22         $      0.22
                                                       =================    =================


Options to purchase 766,200 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 per share and expiration dates between 2005 and 2009, were outstanding at April 2, 2000, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At April 4, 1999, outstanding options to purchase 186,500 shares of the Company's common stock, with exercise prices ranging from $23.75 to $29.56 and expiration dates between 2008 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

5.       SALE OF FACILITIES TO CORRECTIONAL PROPERTIES TRUST

On January 7, 2000, the Company sold its right to acquire the 276-bed Jena Juvenile Justice Center to Correctional Properties Trust ("CPV") for a total of approximately $15.3 million. As the facility was sold at cost, the Company did not realize a gain or loss on the sale. Simultaneous with this purchase, the Company entered into a ten-year operating lease with CPV for this facility.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

                                                            APRIL 2, 2000              JANUARY 2, 2000
                                                       ------------------------    ------------------------
       Revolving credit facility..................          $      21,000               $      15,000
       Less - Current portion.....................                     --                          --
                                                       ========================    ========================
                                                            $      21,000               $      15,000
                                                       ========================    ========================


In December 1997, the Company entered into a $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. At April 2, 2000, the interest rate for this facility was 7.6%. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At April 2, 2000, $21 million was outstanding under this facility.

7.       TREASURY STOCK

On February 18, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of its common stock. During the thirteen weeks ended April 2, 2000, the Company repurchased 424,800 shares at an average price of $9.99. As of April 2, 2000, the Company had repurchased a total of 1,302,800 of the 1,500,000 common shares authorized for repurchase at an average price per share of $16.15. Subsequent to April 2, 2000, the Company repurchased an additional 75,200 shares at an average price of $9.13. The repurchased shares have been recorded by the Company as treasury stock resulting in a reduction of shareholders' equity.

8.       COMMITMENTS AND CONTINGENCIES

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

In New Mexico, the Company has been in discussions with the State's Department of Corrections and Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been or are in the process of being implemented by the Company. At this time no agreement has been reached regarding these contract modifications.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

10.      SUBSEQUENT EVENT

On May 12, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") notified the Company of its intention to remove all inmates from the Jena Juvenile Justice Center in Jena, Louisiana on or before May 17, 2000 and to terminate the cooperative agreement for such facility effective June 30, 2000. The Company notified facility staff that their employment would be terminated effective May 17, 2000. The LDPSC will continue to make lease payments to the Company through June 30, 2000. The Company is continuing its efforts to find an alternative use for the facility. However, during this period of transition, the Company will continue to incur certain fixed costs. If the Company is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, filed with the Securities and Exchange Commission on March 31, 2000, for further discussion and analysis of information pertaining to the Company's results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the May 4, 2000 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY AND CAPITAL RESOURCES

On January 7, 2000 the Company sold its right to acquire the 276-bed correctional facility in Jena, Louisiana to CPV for approximately $15.3 million. As the facility was sold at cost, the Company did not realize a gain or loss on the sale. This facility is being leased back to the Company under a 10-year operating lease.

Cash and cash equivalents at April 2, 2000 of $27.2 million decreased $13.9 million from January 2, 2000. Cash used in operating activities amounted to $4.6 million in the thirteen weeks ended April 2, 2000 ("First Quarter 2000") versus cash provided by operating activities of $11.2 million in the thirteen weeks ended April 4, 2000 ("First Quarter 1999") primarily reflecting higher balances in accounts receivable and other assets.

                        WACKENHUT CORRECTIONS CORPORATION

Cash used in investing activities increased by $25.4 million in the First Quarter 2000 as compared to the same period in 1999. The Company received proceeds of $22.3 million for the sale of Lea County Correctional Facility to CPV and the right to acquire the Lawton Correctional Facility in the First Quarter 1999. There were no proceeds from the sale of facilities in First Quarter 2000. The Company also had higher capital expenditures of approximately $3.9 million primarily due to the expenditures for the construction of the San Diego facility.

Cash used in financing activities increased by $5.9 million in the First Quarter 2000 as compared to the same period in 1999 primarily due to the proceeds received by the Company of $6.0 million from long-term debt.

Working capital decreased from $79.4 million at January 2, 2000 to $70.6 million at April 2, 2000 primarily due to the decrease in cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses offset by increases in accounts receivable.

As of April 2, 2000, approximately $81.1 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development. The Company has approximately $21 million outstanding of its $30 million multi-currency revolving credit facility to also fund new project development.

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

COMPARISON OF THIRTEEN WEEKS ENDED APRIL 2, 2000 AND THIRTEEN WEEKS ENDED APRIL 4, 1999

Revenues increased by 33.9% to $130.5 million in the thirteen weeks ended April 2, 2000 from $97.4 million in the thirteen weeks ended April 4, 1999. Approximately $26.9 million of the increase in revenues in First Quarter 2000 compared to First Quarter 1999 is attributable to increased compensated resident days resulting from the opening of six facilities in 1999 (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March, 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999; Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999; Curtin Immigration Reception and Processing Centre, Derby, Western Australia in September, 1999; and Woomera Immigration and Processing Centre, Woomera, South Australia in November, 1999). Approximately $7.4 million of the increase in revenue in the First Quarter 2000 compared to First Quarter 1999 is attributable to the construction of new facilities for South Florida State Hospital and for the government of the Netherlands Antilles in Curacao. Revenues were reduced by approximately $2.7 million in First Quarter 2000 as compared to the same period in 1999 due to the loss of the contract for operation of the Travis County Community Justice Center. The balance of the increase in revenues was attributable to facilities open during all of both periods.

                        WACKENHUT CORRECTIONS CORPORATION

The number of compensated resident days in domestic facilities increased to 2,165,872 in First Quarter 2000 from 2,029,870 in First Quarter 1999. The average facility occupancy in domestic facilities was 97.3% of capacity in First Quarter 2000 compared to 96.9% in First Quarter 1999. Compensated resident days in Australian facilities increased to 486,346 from 222,269 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities.

Operating expenses increased by 35.5% to $116.7 million in First Quarter 2000 compared to $86.1 million in First Quarter 1999. As a percentage of revenue, operating expenses increased to 89.4% in First Quarter 2000 from 88.4% in the comparable period in 1999. This increase primarily reflects the six facilities that were opened in 1999, as described above. Additionally, there are secondary factors contributing to the increase which include the following: expenses related to the construction of the new facilities for South Florida State Hospital and the government of the Netherlands Antilles and additional expenses related to operations at the East Mississippi Correctional Facility (Mississippi), George W. Hill Correctional Facility (Pennsylvania), Jena Juvenile Justice Center (Louisiana), Lea County Correctional Facility (New Mexico), Guadalupe County Correctional Facility (New Mexico), and Michigan Youth Correctional Facility (Michigan). The Company has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful. During a period of low unemployment, some facilities may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations in the event wages and salaries increase at a faster rate then the per diem or fixed rate received by the Company for its services.


Effective April 1, 2000, the premium paid by the Company for general comprehensive liability insurance under the liability insurance program maintained by The Wackenhut Corporation ("TWC") was increased due to an adverse trend in the development of claims experience. The Company is developing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. As a result, the Company will incur additional operating expenses related to general comprehensive liability insurance that could have an adverse impact on the Company's future financial results of operations.

Depreciation and amortization increased by 59.8% to $2.1 million in First Quarter 2000 from $1.3 million in First Quarter 1999. As a percentage of revenue, depreciation and amortization slightly increased to 1.6% from 1.3% in the First Quarter in 1999. This increase is primarily attributable to leasehold improvements at the New Mexico and Oklahoma facilities and additional operational assets.

Contribution from operations increased 17.2% to $11.7 million in First Quarter 2000 from $10.0 million in First Quarter 1999. As discussed above, this increase is primarily attributable to six new facilities that opened in 1999. As a percentage of revenue, contribution from operations decreased to 9.0% in First Quarter 2000 from 10.3% in First Quarter 1999. This decrease is primarily due to the factors impacting the increase in operating expenses and depreciation and amortization expense as discussed above.

General and administrative expenses increased 77.7% to $6.2 million in First Quarter 2000 from $3.5 million in First Quarter 1999. As a percentage of revenue, general and administrative expenses increased to 4.7% in First Quarter 2000 from 3.6% in First Quarter 1999. The increase reflects costs related to additional infrastructure and additional costs related to the Company's services agreement with The Wackenhut Corporation ("Parent") as well as legal and professional fees.

Operating income decreased by 14.9% to $5.6 million in First Quarter 2000 from $6.5 million in First Quarter 1999. As a percentage of revenue, operating income decreased to 4.3% in First Quarter 2000 from 6.7% in First Quarter 1999 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $0.5 million during the First Quarter 2000 compared to $0.4 million in First Quarter 1999 resulting from an increase in the return on investment in overseas projects.

Income before income taxes and equity in earnings of affiliates decreased to $6.1 million in First Quarter 2000 from $7.0 million in First Quarter 1999 due to the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

Provision for income taxes decreased to $2.4 million in First Quarter 2000 from $2.8 million in First Quarter 1999 due to lower taxable income.

Equity in earnings of affiliates, net of income tax provision, increased to $1.1 million in First Quarter 2000 from $0.7 million in First Quarter 1999 due to the continued phase-in of H.M. Prison Kilmarnock which opened in March, 1999; the Hassockfield Secure Training Centre in Medomsley, England which opened in September, 1999; and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England which opened in November, 1999.

Net income remained constant at $4.8 million in First Quarter 2000 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirteen weeks ended April 2, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In Travis County, Texas, a grand jury indicted twelve of the Company's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by the Company as a result of Company-initiated investigations over the course of the prior three years. The Company is not providing counsel to assist in the defense of these twelve individuals. Management believes these indictments are not expected to have any material financial impact on the Company. The District Attorney in Travis County continues to review Company documents for alleged document tampering at the Travis County Facility. At this time the Company cannot predict the outcome of this investigation. The Company believes that if the outcome of this investigation is unfavorable, there could be an adverse effect upon the Company's financial position and results of operations.


The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for litigation set forth above and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT
       NUMBER                                 DESCRIPTION
       ------                                 -----------
       27.1                             Financial Data Schedule

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the thirteen weeks ended April 2, 2000.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WACKENHUT CORRECTIONS CORPORATION

May 17, 2000                   /s/ JOHN G. O'ROURKE
-------------------            -------------------------------------------
Date                               John G. O'Rourke
                                   Senior Vice President - Finance, Chief
                                   Financial Officer and Treasurer
                                   (Principal Financial Officer)