Form 10-Q
period 2000-07-02
WACKENHUT CORRECTIONS CORP
filed 2000-08-15
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 2, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Florida                                                        65-0043078
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                              33410-4243
-------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                    (Zip code)


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

                              Yes [X]    No [ ]

At August 8, 2000, 21,013,024 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 2, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                          JULY 2, 2000 AND JULY 4, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                          -----------------------------     ----------------------------
                                                          July 2, 2000     July 4, 1999     July 2, 2000    July 4, 1999
                                                          ------------     ------------     ------------    ------------
Revenues ..........................................         $133,875         $106,049         $264,383         $203,480

Operating expenses (including amounts related
    to Parent of $3,125, $2,392, $5,722 and $4,719)          121,835           93,578          238,540          179,701

Depreciation and amortization .....................            1,806            1,175            3,888            2,478
                                                            --------         --------         --------         --------

    Contribution from operations ..................           10,234           11,296           21,955           21,301

G&A expense (including amounts related to
    Parent of $954, $803, $1,880 and $1,655) ......            5,154            4,507           11,306            7,969
                                                            --------         --------         --------         --------

    Operating income ..............................            5,080            6,789           10,649           13,332

Other income (including interest income
    related to Parent of $28, $200, $8, and $379) .            1,129              654            1,668            1,061
                                                            --------         --------         --------         --------

Income before income taxes and equity in earnings
    of affiliates .................................            6,209            7,443           12,317           14,393

Provision for income taxes ........................            2,490            2,984            4,939            5,771
                                                            --------         --------         --------         --------

Income before equity in earnings of affiliates ....            3,719            4,459            7,378            8,622

Equity in earnings of affiliates, net of income
    tax  provision of $740, $601, $1,496 and $1,054            1,119              898            2,249            1,574
                                                            --------         --------         --------         --------
Net income ........................................         $  4,838         $  5,357         $  9,627         $ 10,196
                                                            ========         ========         ========         ========

Basic earnings per share ..........................         $   0.23         $   0.25         $   0.45         $   0.47
                                                            ========         ========         ========         ========
Basic weighted average shares outstanding .........           21,011           21,654           21,207           21,752
                                                            ========         ========         ========         ========

Diluted earnings per share ........................         $   0.23         $   0.24         $   0.45         $   0.46
                                                            ========         ========         ========         ========
Diluted weighted average shares outstanding .......           21,142           22,034           21,360           22,157
                                                            ========         ========         ========         ========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        JULY 2, 2000 AND JANUARY 2, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 July 2, 2000       January 2, 2000
                                                                -------------       ----------------
ASSETS
Current Assets:
     Cash and cash equivalents ..........................          $  45,738           $  41,029
     Accounts receivable, less allowance for doubtful
          accounts of $1,135 and $1,499 .................             75,480              77,779
     Current deferred income tax asset, net .............              3,129               3,069
     Other ..............................................             12,659              13,016
                                                                   ---------           ---------
                  Total current assets ..................            137,006             134,893

     Property and equipment, net ........................             54,820              43,360
     Investments in and advances to affiliates ..........             23,589              20,686
     Goodwill ...........................................              1,584               1,776
     Deferred income tax asset, net .....................              1,734               1,066
     Other ..............................................              5,790               2,644
                                                                   ---------           ---------
                                                                   $ 224,523           $ 204,425
                                                                   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................          $  12,544           $  12,631
     Accrued payroll and related taxes ..................             11,909              11,305
     Accrued expenses ...................................             35,485              28,553
     Current portion of long-term debt ..................             10,000                  --
     Current portion of deferred revenue ................              3,048               3,027
     Current deferred tax liability .....................                337                  --
                                                                   ---------           ---------
                  Total current liabilities .............             73,323              55,516
                                                                   ---------           ---------

Deferred income tax liability, net ......................              1,103                  --
Long-term debt ..........................................             14,000              15,000
Deferred revenue ........................................             14,613              15,225
Commitments and contingencies (Note 7)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ...................                 --                  --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         21,008,992 and 21,508,992 shares
         issued and outstanding .........................                210                 215
     Additional paid-in capital .........................             61,980              66,908
     Retained earnings ..................................             63,090              53,463
     Accumulated other comprehensive loss ...............             (3,796)             (1,902)
                                                                   ---------           ---------
                  Total shareholders' equity ............            121,484             118,684
                                                                   ---------           ---------
                                                                   $ 224,523           $ 204,425
                                                                   =========           =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                          JULY 2, 2000 AND JULY 4, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Twenty-Six Weeks Ended
                                                                                    ------------------------------
                                                                                    July 2, 2000       July 4, 1999
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ........................................................          $  9,627           $ 10,196
         Adjustments to reconcile net income to net cash
         provided by operating activities--
              Depreciation and amortization expense ........................             3,888              2,478
              Deferred tax provision .......................................                97              2,129
              Provision for bad debt expense ...............................               859                178
              Gain on sale of loans receivable .............................              (641)                --
              Equity in earnings of affiliates .............................            (2,249)            (1,574)
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable ..........................................               447             (1,747)
              Deferred income tax asset ....................................              (858)            (1,156)
              Other current assets .........................................              (646)             2,476
              Other assets .................................................            (3,593)            (1,213)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ........................             8,012              6,567
              Accrued payroll and related taxes ............................               793              4,311
              Deferred income tax liability, net ...........................               (85)               102
              Deferred revenue .............................................              (591)              (644)
                                                                                      --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ....................            15,060             22,103
                                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates .........................................            (1,135)            (1,537)
         Repayments of investments in affiliates ...........................               157                 --
         Proceeds from the sale of loans receivable ........................             2,461                 --
         Capital expenditures ..............................................           (14,864)           (14,506)
         Proceeds from sale of capital assets to CPV .......................                --             22,281
                                                                                      --------           --------
              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ..........           (13,381)             6,238
                                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances to The Wackenhut Corporation .............................                --            (17,444)
         Repayments from The Wackenhut Corporation .........................                --             17,444
         Proceeds from long-term debt ......................................             9,000                 --
         Payments of long-term debt ........................................                --               (213)
         Proceeds from exercise of stock options ...........................                --                209
         Repurchase of common stock ........................................            (4,933)            (6,112)
                                                                                      --------           --------
              NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES .........             4,067             (6,116)
                                                                                      --------           --------
Effect of exchange rate changes on cash ....................................            (1,037)             1,082
Net increase in cash .......................................................             4,709             23,307
Cash, beginning of period ..................................................            41,029             20,240
                                                                                      --------           --------
CASH, END OF PERIOD ........................................................          $ 45,738           $ 43,547
                                                                                      ========           ========
SUPPLEMENTAL DISCLOSURES:
         Cash paid for income taxes ........................................          $  4,543           $  3,835
                                                                                      ========           ========
         Cash paid for interest ............................................          $     80           $     --
                                                                                      ========           ========
         Impact on equity from tax benefit related to the
         exercise of options issued under the company's non-
         qualified stock option plan .......................................          $     --           $    311
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

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                           Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                      -----------------------------     ----------------------------
                                      July 2, 2000     July 4, 1999     July 2, 2000    July 4, 1999
                                      ------------     ------------     ------------    ------------
REVENUES
       Domestic operations .........    $105,115         $ 90,340         $207,312         $175,304
       International operations.....      28,760           15,709           57,071           28,176
                                        --------         --------         --------         --------
        Total revenues .............    $133,875         $106,049         $264,383         $203,480
                                        ========         ========         ========         ========

OPERATING INCOME
      Domestic operations ..........    $  2,273         $  6,394         $  3,924         $ 11,917
      International operations......       2,807              395            6,725            1,415
                                        --------         --------         --------         --------
         Total operating income.....    $  5,080         $  6,789         $ 10,649         $ 13,332
                                        ========         ========         ========         ========




                                                    As of
                                      -------------------------------
                                      July 2, 2000    January 2, 2000
                                      ------------    ---------------
LONG-LIVED ASSETS
      Domestic operations...........    $ 48,782         $ 39,005
      International operations......       6,038            4,355
                                        ========         ========
         Total long-lived assets....    $ 54,820         $ 43,360
                                        ========         ========


Long-lived assets consist of property, plant and equipment.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).


                                                               Twenty-Six Weeks Ended
                                                        ------------------------------------
                                                        July 2, 2000            July 4, 1999
                                                        ------------            ------------
STATEMENT OF OPERATIONS DATA
Revenues....................................              $ 72,114                $ 62,087
Operating income............................                 7,490                   5,256
Net income..................................                 4,498                   3,148

BALANCE SHEET DATA
Current Assets..............................              $ 60,531                $ 36,782
Noncurrent Assets...........................               248,561                 162,167
Current liabilities.........................                29,467                  21,273
Noncurrent liabilities......................               258,685                 166,094
Stockholders' equity........................                20,940                  11,582


3. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                    Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                ----------------------------    -----------------------------
                                                July 2, 2000    July 4, 1999    July 2, 2000     July 4, 1999
                                                ------------    ------------    -------------    ------------
Net income ..............................         $ 4,838          $ 5,357         $ 9,627          $10,196
Foreign currency translation adjustments,
net of income tax benefit / (expense) of
$191, ($672) $1,268 and ($1,070),
respectively ............................            (285)           1,004          (1,894)           1,599
                                                  -------          -------         -------          -------

Comprehensive income ....................         $ 4,553          $ 6,361         $ 7,733          $11,795
                                                  =======          =======         =======          =======


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


                                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                     ----------------------------    ---------------------------
                                     July 2, 2000    July 4, 1999    July 2, 2000   July 4, 1999
                                     ------------    ------------    ------------   ------------
Net Income ...................         $ 4,838         $ 5,357         $ 9,627         $10,196

Basic earnings per share:

Weighted average shares
  outstanding ................          21,011          21,654          21,207          21,752
                                       =======         =======         =======         =======
Per share amount .............         $  0.23         $  0.25         $  0.45         $  0.47
                                       =======         =======         =======         =======

Diluted earnings per share:

Weighted average shares
  outstanding ................          21,011          21,654          21,207          21,752
Effect of dilutive securities:
Employee and director stock
  options ....................             131             380             153             405
                                       =======         =======         =======         =======
Weighted average shares
  assuming dilution ..........          21,142          22,034          21,360          22,157
                                       =======         =======         =======         =======

Per share amount .............         $  0.23         $  0.24         $  0.45         $  0.46
                                       =======         =======         =======         =======


Options to purchase 1,051,200 shares of the Company's common stock, with exercise prices ranging from $7.88 to $26.88 per share and expiration dates between 2005 and 2010, were outstanding at July 2, 2000, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At July 4, 1999, outstanding options to purchase 368,500 shares of the Company's common stock, with exercise prices ranging from $20.25 to $29.56 and expiration dates between 2006 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. LONG-TERM DEBT

Long-term debt consists of the following (dollars in thousands):

                                         July 2, 2000   January 2, 2000
                                         ------------   ---------------
Revolving credit facility..........         $24,000         $15,000
Less - Current portion ............          10,000              --
                                            =======         =======
                                            $14,000         $15,000
                                            =======         =======


In December 1997, the Company entered into a $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. At July 2, 2000, the interest rate for this facility was 8.1%. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. Subsequent to July 2, 2000, the Company repaid $10.0 million under this facility.

6. SHARES REPURCHASED

On February 18, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of its common stock, in addition to the 1,000,000 shares previously authorized for repurchase. As of July 2, 2000, the Company had repurchased a total of 1,378,000 of the 1,500,000 common shares authorized for repurchase at an average price per share of $15.77. For fiscal year 2000, the Company repurchased 500,000 shares at an average price of $9.87. The common stock repurchased has been retired and resulted in a reduction of shareholders' equity.

7. COMMITMENTS AND CONTINGENCIES

On August 31, 1999, the Company announced the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division ("TDCJ") and Travis County, Texas to discontinue the Company's contract for the operation of the Travis County Community Justice Center. The contract was discontinued effective November 8, 1999. The Company successfully completed the close-out of contract claims with the TDCJ which resulted in no adverse impact to the Company's financial position and results of operation.

In New Mexico, the Company has been in discussions with the State's Department of Corrections and Legislative Finance Committee and has submitted proposed contract modifications regarding additional compensation for physical plant modification and increased staffing at Guadalupe County Correctional Facility and Lea County Correctional Facility which have been or are in the process of being implemented by the Company. At this time, no agreement has been reached regarding these contract modifications.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)


On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center in Jena, Louisiana, and the Company terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000. The Company is continuing its efforts to find an alternative use for the facility. If the Company is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAFS No. 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.


In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. Management believes that the Company's revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the Company's August 3, 2000 earnings press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 2, 2000 of $45.7 million increased $4.7 million from January 2, 2000. Cash provided by operating activities amounted to $15.1 million in the twenty-six weeks ended July 2, 2000 ("First Half 2000") versus cash provided by operating activities of $22.1 million in twenty-six weeks ended July 4, 1999 ("First Half 1999") primarily reflecting a higher balance in other assets offset by a decrease in accounts receivable. Cash used in investing activities amounted to $13.4 million in the First Half 2000 as compared to cash provided by investing activities of $6.2 million in the First Half 1999. The Company received proceeds of $22.3 million for the sale of Lea County Correctional Facility to Correctional Properties Trust ("CPV") and the right to acquire the Lawton Correctional Facility in the First Half 1999. There were no proceeds from the sale of facilities in the First Half 2000. The Company did recognize a gain from the sale of a portion of the Company's loan receivable from an overseas affiliate in the First Half 2000.

Cash provided by financing activities in the First Half 2000 amounted to $4.1 million as compared to cash used in financing activities in the First Half 1999 of $6.1 million. The increase is due primarily to the proceeds received by the Company of $9.0 million from long-term debt and the decrease in repurchases of the Company's common stock.

Working capital decreased from $79.4 million at January 2, 2000 to $63.7 million at the end of the Second Quarter of 2000 primarily due to an increase in accrued expenses and the current portion of long-term debt. This was partially offset by an increase in cash and cash equivalents.

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

As of July 2, 2000, the Company had $24.0 million outstanding of its $30 million revolving credit facility for the funding of construction projects. Subsequent to July 2, 2000, the Company repaid $10.0 million under this facility. As of July 2, 2000, approximately $101.1 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development. With the completion of the remaining properties under development, the Company will have consumed its available capacity under the operating lease facility. The Company is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

On January 7, 2000, the Company exercised the right to acquire the 276-bed Jena Juvenile Justice Center in Jena, Louisiana from the trust of the Company's operating lease facility and, simultaneously sold it to CPV. The Company did not receive any proceeds from the sale. This facility is being leased back to the Company under a 10-year operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center and the Company terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000. The Company is continuing its efforts to find an alternative use for the facility. If the Company is unable to find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED JULY 2, 2000 AND THIRTEEN WEEKS ENDED JULY 4, 1999

Revenues increased by 26.2% to $133.9 million in the thirteen weeks ended July 2, 2000 ("Second Quarter 2000") from $106.0 million in the thirteen weeks ended July 4, 1999 ("Second Quarter 1999"). Approximately $15.9 million of the increase in revenues in Second Quarter 2000 compared to Second Quarter 1999 is attributable to increased compensated resident days resulting from the opening of six facilities in 1999, (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999; Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999; South Bay Correctional Facility - Sexually Violent Predators Unit, South Bay, Florida in September, 1999; Curtin Immigration Reception and Processing Centre, Derby, Western Australia in September, 1999; and Woomera Immigration and Processing Centre, Woomera, South Australia in November, 1999). Approximately $10.0 million of the increase in revenue in the Second Quarter 2000 compared to the Second Quarter 1999 is attributable to the construction of new facilities for

                        WACKENHUT CORRECTIONS CORPORATION

South Florida State Hospital and for the government of the Netherlands Antilles in Curacao. This increase in revenues was partially offset by a decrease of approximately $4.1 million in the Second Quarter 2000 as compared to the same period in 1999 due to the loss of the contracts for operation of the Travis County Community Justice Center and Jena Juvenile Justice Center and from a decrease in development activities. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 2,163,793 in Second Quarter 2000 from 2,135,658 in Second Quarter 1999. The average facility occupancy in domestic facilities decreased to 97.2% of capacity in Second Quarter 2000 compared to 98.3% in Second Quarter 1999 due primarily to the termination of the Jena Juvenile Justice Center and Travis County Community Justice Center contracts. Compensated resident days in Australian facilities increased to 513,205 from 251,701 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities as well as the opening of the Curtin Immigration Reception and Processing Centre and Woomera Immigration and Processing Centre.

Operating expenses increased by 30.2% to $121.8 million in Second Quarter 2000 compared to $93.6 million in Second Quarter 1999. As a percentage of revenues, operating expenses increased to 91.0% in Second Quarter 2000 from 88.2% in the comparable period in 1999. The increase in operating expenses primarily reflected the six facilities that were opened in 1999, as described above. Additionally, there are several other factors contributing to the increase which include the following: expenses related to the construction of new facilities for South Florida State Hospital and the government of the Netherlands Antilles; additional expenses incurred related to the closing of the Jena Juvenile Justice Center in Jena, Louisiana; and the increase in general and comprehensive liability insurance premiums. There were also additional expenses related to operations at the East Mississippi Correctional Facility (Mississippi), George
W. Hill Correctional Facility (Pennsylvania), Lea County Correctional Facility (New Mexico), Guadalupe County Correctional Facility (New Mexico), Michigan Youth Correctional Facility (Michigan), Ronald McPherson Correctional Facility (Arkansas), and Scott Grimes Correctional Facility (Arkansas). The Company has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful.

Effective April 1, 2000, the premium paid by the Company for general and comprehensive liability insurance under the liability insurance program maintained by The Wackenhut Corporation ("TWC") was increased due to an adverse trend in the development of claims experience. The Company is developing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. As a result, the Company has incurred additional operating expenses related to general comprehensive liability insurance. The Company continues to incur this additional insurance expense which could have an adverse impact on the Company's future financial results of operations.

During a period of low unemployment, some facilities may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations in the event wages and salaries increase at a faster rate then the per diem or fixed rate received by the Company for its services.

Depreciation and amortization increased by 53.7% to $1.8 million in Second Quarter 2000 from $1.2 million in Second Quarter 1999. As a percentage of revenues, depreciation and amortization increased to 1.3% from 1.1% in the Second Quarter in 1999. This increase is primarily attributable to leasehold improvements at the New Mexico and Oklahoma facilities and additional operational assets.

                        WACKENHUT CORRECTIONS CORPORATION

Contribution from operations decreased 9.4% to $10.2 million in Second Quarter 2000 from $11.3 million in Second Quarter 1999. As a percentage of revenue, contribution from operations decreased to 7.6% in Second Quarter 2000 from 10.7% in Second Quarter 1999. As discussed above, this decrease is primarily attributable to the factors impacting the increase in operating expenses and depreciation and amortization expenses as discussed above.

General and administrative expenses increased by 14.4% to $5.2 million in Second Quarter 2000 from $4.5 million in Second Quarter 1999. As a percentage of revenue, general and administrative expenses decreased to 3.8% in Second Quarter 2000 from 4.2% in Second Quarter 1999. The increase reflects costs related to additional infrastructure and additional costs related to the Company's services agreement with TWC as well as legal and professional fees.

Operating income decreased by 25.2% to $5.1 million in Second Quarter 2000 from $6.8 million in Second Quarter 1999. As a percentage of revenue operating income decreased to 3.8% in Second Quarter 2000 from 6.4% in Second Quarter 1999 due to the factors impacting contribution from operations and general and administrative expenses.

Other income was $1.1 million during the Second Quarter 2000 compared to $0.7 million in Second Quarter 1999 resulting primarily from a $0.6 million gain from the sale of a portion of the Company's loan receivable from an overseas affiliate and an increase in invested cash balances. This increase was offset by a decrease in the return on investment in overseas projects resulting from the Company's sale of loans in the Fourth Quarter 1999.

Income before income taxes and equity in earnings of affiliates decreased to $6.2 million in Second Quarter 2000 from $7.4 million in Second Quarter 1999 due to the factors described above.

Provision for income taxes decreased to $2.5 million in Second Quarter 2000 from $3.0 million in Second Quarter 1999 due to lower taxable income.

Equity in earnings of affiliates, net of income tax provision increased to $1.1 million in Second Quarter 2000 from $0.9 million in Second Quarter 1999 due to the continued phase-in of H.M. Prison Kilmarnock which opened in March, 1999; the Hassockfield Secure Training Centre in Medomsley, England which opened in September, 1999; and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England which opened in November, 1999.

Net income decreased to $4.8 million in Second Quarter 2000 from $5.4 million in Second Quarter 1999 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 2, 2000 AND TWENTY-SIX WEEKS ENDED JULY 4, 1999:

Revenues increased by 29.9% to $264.4 million in the twenty-six weeks ended July 2, 2000 from $203.5 million in the twenty-six weeks ended July 4, 1999. Approximately $36.9 million of the increase in revenues in First Half 2000 compared to First Half 1999 is attributable to increased compensated resident days resulting from the opening of seven facilities in 1999, (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March, 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999; Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999; South Bay Correctional Facility - Sexually Violent Predators Unit, South Bay, Florida in September, 1999; Curtin Immigration Reception and Processing Centre, Derby, Western Australia in September, 1999; and Woomera Immigration and Processing Centre, Woomera, South Australia in November, 1999). Approximately $17.4 million of the increase in revenue in First Half 2000 compared to First Half 1999 is attributable to the construction of new facilities for South Florida State Hospital and for the government of the Netherlands Antilles in Curacao. This increase in revenues was partially offset by a decrease of approximately $6.8 million in First Half 2000 as compared to the same period in 1999 due to the loss of the contracts for operation of the Travis County Community Justice Center and Jena Juvenile Justice Center and from a decrease in development activities. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 4,329,665 in First Half 2000 from 4,165,528 in First Half 1999. The average facility occupancy in domestic facilities slightly decreased to 97.3% of capacity in First Half 2000 compared to 97.6% in First Half 1999 due primarily to the termination of the Jena Juvenile Justice Center and Travis County Community Justice Center contracts. Compensated resident days in Australian facilities increased to 999,551 from 473,970 for the comparable period primarily due to higher compensated resident days at the immigration detention facilities as well as the opening of the Curtin Immigration Reception and Processing Centre and Woomera Immigration and Processing Centre.

Operating expenses increased by 32.7% to $238.5 million in First Half 2000 compared to $179.7 million in First Half 1999. As a percentage of revenues, operating expenses increased to 90.2% in Second Quarter 2000 from 88.3% in the comparable period in 1999. This increase primarily reflected the seven facilities that were opened in 1999, as described above. Additionally, there are several other factors contributing to the increase which include the following: expenses related to the construction of new facilities for South Florida State Hospital and the government of the Netherlands Antilles; additional expenses incurred related to the closing of the Jena Juvenile Justice Center in Jena, Louisiana; and the increase in general and comprehensive liability insurance premiums. There were also additional expenses related to operations at the East Mississippi Correctional Facility (Mississippi), George W. Hill Correctional Facility (Pennsylvania), Lea County Correctional Facility (New Mexico), Guadalupe County Correctional Facility (New Mexico), and Michigan Youth Correctional Facility (Michigan). The Company has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

Effective April 1, 2000, the premium paid by the Company for general and comprehensive liability insurance under the liability insurance program maintained by TWC was increased due to an adverse trend in the development of claims experience. The Company is developing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. As a result, the Company has incurred additional operating expenses related to general comprehensive liability insurance. The Company continues to incur this additional insurance expense which could have an adverse impact on the Company's future financial results of operations.

                        WACKENHUT CORRECTIONS CORPORATION

During a period of low unemployment, some facilities may experience difficulty in finding qualified personnel. This could have an adverse impact on the Company's results of operations in the event wages and salaries increase at a faster rate then the per diem or fixed rate received by the Company for its services.

Depreciation and amortization increased by 56.9% to $3.9 million in the First Half 2000 from $2.5 million in the First Half 1999. As a percentage of revenue, depreciation and amortization increased to 1.5% from 1.2%. This increase is primarily attributable to leasehold improvements at the New Mexico and Oklahoma facilities and additional operational assets.

Contributions from operations increased by 3.1% to $22.0 million in First Half 2000 from $21.3 million in First Half 1999. As discussed above, this increase is primarily attributable to six new facilities that opened in 1999. As a percentage of revenue, contribution from operations decreased to 8.3% in First Half 2000 from 10.5% in First Half 1999. As discussed above, this decrease is primarily attributable to the factors impacting the increase in operating expenses and depreciation and amortization expenses as discussed above.

General and administrative expenses increased by 41.9% to $11.3 million in First Half 2000 from $8.0 million in First Half 1999. As a percentage of revenue, general and administrative expenses increased to 4.3% in the First Half 2000 from 3.9% in the First Half 1999. This increase reflects costs related to additional infrastructure and additional costs related to the Company's services agreement with TWC as well as legal and professional fees.

Operating income decreased by 20.1% to $10.6 million in First Half 2000 from $13.3 million in First Half 1999. As a percentage of revenue, operating income decreased to 4.0% in First Half 2000 from 6.6% in First Half 1999 due to the factors impacting contribution from operations and general and administrative expenses.

Other income increased 57.2% to $1.7 million in First Half 2000 from $1.1 million in First Half 1999 resulting primarily from the $0.6 million gain from the sale of a portion of the Company's loan receivable from an overseas affiliate and an increase in invested cash balances. This increase was offset by a decrease in the return on investment in overseas projects resulting from the Company's sale of loans in the Fourth Quarter 1999.

Income before income taxes and equity in earnings of affiliates decreased by 14.4% to $12.3 million in First Half 2000 from $14.4 million in First Half 1999 due to the factors described above.

Provision for income taxes decreased to $4.9 million in First Half 2000 from $5.8 million in First Half 1999 due to lower taxable income.

Equity in earnings of affiliates increased 42.9% to $2.2 million for First Half 2000 from $1.6 million in First Half 1999 due to the continued phase-in of H.M. Prison Kilmarnock which opened in March, 1999; the Hassockfield Secure Training Centre in Medomsley, England which opened in September, 1999; and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England which opened in November, 1999.

Net income decreased to $9.6 million in First Half 2000 from $10.2 million in First Half 1999 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended July 2, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Travis County, Texas, a grand jury indicted twelve of the Company's former facility employees for various types of sexual misconduct at the Travis County Community Justice Center. Eleven of the twelve indicted former employees already resigned from or had been terminated by the Company as a result of Company-initiated investigations over the course of the prior three years. The Company is not providing counsel to assist in the defense of these twelve individuals. Management believes these indictments are not expected to have any material financial impact on the Company. The District Attorney in Travis County continues to review Company documents for alleged document tampering at the Travis County Facility. At this time the Company cannot predict the outcome of this investigation or the potential impact on the Company's financial position and results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 4, 2000 in Manalapan, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

                                          Votes For             Votes Withheld
                                          ----------            --------------
Wayne H. Calabrese                        20,178,869               191,437
Norman A. Carlson                         20,172,269               198,037
Benjamin R. Civiletti                     20,170,469               199,837
Richard H. Glanton                        20,173,519               196,787
Manuel J. Justiz                          20,183,222               187,084
John F. Ruffle                            20,182,769               187,537
George R. Wackenhut                       19,842,223               528,083
Richard R. Wackenhut                      20,180,869               189,437
George C. Zoley                           20,180,069               190,237

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Company for the fiscal year 2000. The tabulation of the votes on this matter was as follows:

                 For: 20,279,301 Against: 66,481 Abstain: 24,524

The third matter voted upon at the Annual Meeting was the approval of an amendment to the Wackenhut Corrections Corporation Stock Option Plan - 1994. The tabulation of the votes on this matter was as follows:

                For: 19,619,914 Against: 332,948 Abstain: 417,444

The fourth matter voted upon at the Annual Meeting was the approval of an amendment to the Wackenhut Corrections Corporation Stock Option Plan - 1999. The tabulation of the votes on this matter was as follows:

                For: 19,602,607 Against: 347,975 Abstain: 419,724

The final matter voted upon at the Annual Meeting was the approval of an amendment and restatement of the Articles of Incorporation. The tabulation of the votes on this matter was as follows:

                For: 19,782,721 Against: 180,481 Abstain: 407,104

ITEM 5. OTHER INFORMATION

Not applicable.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit
      Number                 Description
      -------                ------------

       27.1        Financial Data Schedule (SEC use only)

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the second quarter of the fiscal year ending December 31, 2000.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WACKENHUT CORRECTIONS CORPORATION


                                     /s/ John G. O'Rourke
August 15, 2000                     --------------------------------------------
Date                                John G. O'Rourke
                                    Senior Vice President - Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)