Form 10-Q
period 2000-10-01
WACKENHUT CORRECTIONS CORP
filed 2000-11-15
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 1, 2000

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

                             Yes [X] No [ ]

At November 10, 2000, 21,013,024 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended October 1, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                       OCTOBER 1, 2000 AND OCTOBER 3, 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                            -------------------------------     -----------------------------
                                                            OCT. 1, 2000       OCT. 3, 1999     OCT. 1, 2000     OCT. 3, 1999
                                                            ------------       ------------     ------------     ------------
Revenues                                                       $135,888          $112,046          $400,271          $315,526

Operating expenses (including amounts related
    to Parent of $3,760, $2,571, $9,482 and $7,290)             122,385            99,051           360,925           278,752

Jena charge                                                       3,849                --             3,849                --

Depreciation and amortization                                     2,482             1,283             6,370             3,761
                                                               --------          --------          --------          --------
    Contribution from operations                                  7,172            11,712            29,127            33,013

G&A expense (including amounts related to
    Parent of $941, $1,001, $2,821 and $2,656)                    5,336             4,778            16,642            12,747
                                                               --------          --------          --------          --------
    Operating income                                              1,836             6,934            12,485            20,266

Other income (including interest (expense) income
    related to Parent of ($28), $84, ($52), and $463)                36               969             1,704             2,030
                                                               --------          --------          --------          --------

Income before income taxes and equity in earnings
    of affiliates                                                 1,872             7,903            14,189            22,296

Provision for income taxes                                          727             3,170             5,666             8,941
                                                               --------          --------          --------          --------
Income before equity in earnings of affiliates                    1,145             4,733             8,523            13,355

Equity in earnings of affiliates, net of income
    tax provision of $822, $643, $2,318 and $1,697                1,228               961             3,477             2,535
                                                               --------          --------          --------          --------
Net income                                                     $  2,373          $  5,694          $ 12,000          $ 15,890
                                                               ========          ========          ========          ========

Basic earnings per share                                       $   0.11          $   0.26          $   0.57          $   0.73
                                                               ========          ========          ========          ========
Basic weighted average shares outstanding                        21,013            21,593            21,142            21,699
                                                               ========          ========          ========          ========

Diluted earnings per share                                     $   0.11          $   0.26          $   0.56          $   0.72
                                                               ========          ========          ========          ========
Diluted weighted average shares outstanding                      21,151            22,062            21,290            22,125
                                                               ========          ========          ========          ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 1, 2000 AND JANUARY 2, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                   October 1, 2000     January 2, 2000
                                                                   ---------------     ---------------
ASSETS
Current Assets:
     Cash and cash equivalents                                        $  19,556           $  41,029
     Accounts receivable, less allowance for doubtful
          accounts of $1,332 and $1,499                                  94,741              77,779
     Current deferred income tax asset, net                               4,299               3,069
     Other                                                               12,965              13,016
                                                                      ---------           ---------
                  Total current assets                                  131,561             134,893
                                                                      ---------           ---------

Property and equipment, net                                              54,668              43,360
Investments in and advances to affiliates                                29,529              20,686
Goodwill                                                                  1,451               1,776
Deferred income tax asset, net                                            1,741               1,066
Other                                                                     5,601               2,644
                                                                      ---------           ---------
                                                                      $ 224,551           $ 204,425
                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $  15,564           $  12,631
     Accrued payroll and related taxes                                   12,641              11,305
     Accrued expenses                                                    42,518              28,553
     Current portion of deferred revenue                                  2,975               3,027
                                                                      ---------           ---------
                  Total current liabilities                              73,698              55,516
                                                                      ---------           ---------

Deferred income tax liability, net                                        1,198                  --
Long-term debt                                                           14,000              15,000
Deferred revenue                                                         13,625              15,225
Commitments and contingencies (Note 7) Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized                                        --                  --
     Common stock, $.01 par value,
         60,000,000 shares authorized,
         21,013,024 and 21,508,992 shares
         issued and outstanding                                             210                 215
     Additional paid-in capital                                          61,992              66,908
     Retained earnings                                                   65,462              53,463
     Accumulated other comprehensive loss                                (5,634)             (1,902)
                                                                      ---------           ---------
                  Total shareholders' equity                            122,030             118,684
                                                                      ---------           ---------
                                                                      $ 224,551           $ 204,425
                                                                      =========           =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THIRTY-NINE WEEKS ENDED
                       OCTOBER 1, 2000 AND OCTOBER 3, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Thirty-nine Weeks Ended
                                                                                  -----------------------------------
                                                                                  October 1, 2000     October 3, 1999
                                                                                  ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                   $ 12,000           $ 15,890
         Adjustments to reconcile net income to net cash
         provided by operating activities--
              Depreciation and amortization expense                                      6,370              3,761
              Deferred tax provision (benefit)                                          (2,210)             3,470
              Provision for bad debt expense                                             1,256                306
              Gain on sale of loans receivable                                            (641)                --
              Equity in earnings of affiliates                                          (3,477)            (2,535)
         Changes in assets and liabilities -- (Increase) decrease in assets:
              Accounts receivable                                                      (20,505)           (13,210)
              Deferred income tax asset                                                   (153)            (2,277)
              Other current assets                                                      (1,723)             2,347
              Other assets                                                              (3,504)            (2,356)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                                     19,890              9,387
              Accrued payroll and related taxes                                          1,727             (1,556)
              Deferred income tax liability, net                                          (944)               580
              Deferred revenue                                                          (1,652)                --
                                                                                      --------           --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                  6,434             13,807
                                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates                                                      (4,868)            (2,950)
         Proceeds from the sale of loans receivable                                      2,461                 --
         Capital expenditures                                                          (17,410)           (23,437)
         Proceeds from sale of capital assets to CPV                                        --             22,281
                                                                                      --------           --------
              NET CASH USED IN INVESTING ACTIVITIES                                    (19,817)            (4,106)
                                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances to Parent                                                                 --            (17,910)
         Repayments from Parent                                                             --             17,910
         Proceeds from long-term debt                                                    9,000                 --
         Payments of long-term debt                                                    (10,000)              (213)
         Proceeds from exercise of stock options                                            12                214
         Repurchase of common stock                                                     (4,933)            (7,947)
                                                                                      --------           --------
              NET CASH USED IN FINANCING ACTIVITIES                                     (5,921)            (7,946)
                                                                                      --------           --------
Effect of exchange rate changes on cash                                                 (2,169)               716
Net increase in cash and cash equivalents                                              (21,473)             2,471
Cash and cash equivalents, beginning of period                                          41,029             20,240
                                                                                      --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 19,556           $ 22,711
                                                                                      ========           ========
SUPPLEMENTAL DISCLOSURES:

         Cash paid for income taxes                                                   $  5,881           $  5,673
                                                                                      ========           ========
         Cash paid for interest                                                       $    412           $     --
                                                                                      ========           ========
         Impact on equity from tax benefit related to the
         exercise of options issued under the company's non-
         qualified stock option plan                                                  $     --           $    321
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

2. DOMESTIC AND INTERNATIONAL OPERATIONS

International operations consist of the operations of the Company's 100% owned subsidiary in Australia.

A summary of domestic and international operations is presented below (dollars in thousands):


                                           Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                      -------------------------------    -------------------------------
                                      Oct. 1 , 2000      Oct. 3, 1999    Oct. 1 , 2000      Oct. 3, 1999
                                      -------------      ------------    -------------      ------------
REVENUES
       Domestic operations               $108,948          $ 96,393          $316,260          $271,697
       International operations            26,940            15,653            84,011            43,829
                                         --------          --------          --------          --------
        Total revenues                   $135,888          $112,046          $400,271          $315,526
                                         ========          ========          ========          ========

OPERATING INCOME
      Domestic operations                $    675          $  6,420          $  4,599          $ 18,337
      International operations              1,161               514             7,886             1,929
                                         --------          --------          --------          --------
         Total operating income          $  1,836          $  6,934          $ 12,485          $ 20,266
                                         ========          ========          ========          ========



                                                   As of
                                      ---------------------------------
                                      October 1, 2000   January 2, 2000
                                      ---------------   ---------------
LONG-LIVED ASSETS
      Domestic operations                 $48,976          $39,005
      International operations              5,692            4,355
                                          -------          -------
         Total long-lived assets          $54,668          $43,360
                                          =======          =======


Long-lived assets consist of property, plant and equipment.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company has affiliates (50% or less owned) that provide correctional detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).


                                       Thirty-nine Weeks Ended
                                   ---------------------------------
                                   October 1, 2000   October 3, 1999
                                   ---------------   ---------------
STATEMENT OF OPERATIONS DATA
Revenues                              $106,294          $102,745
Operating income                        11,590             8,464
Net income                               6,954             5,070

BALANCE SHEET DATA
Current Assets                        $ 63,807          $ 51,757
Noncurrent Assets                      262,674           207,285
Current liabilities                     28,080            26,053
Noncurrent liabilities                 274,658           218,072
Stockholders' equity                    23,743            14,917


In addition, the Company is providing construction services for correctional detention facilities in South Africa through a 50% owned affiliate.

3. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                      Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                 ------------------------------       -------------------------------
                                                 Oct. 1, 2000      Oct. 3, 1999       Oct. 1, 2000       Oct. 3, 1999
                                                 ------------       -----------       ------------       ------------
Net income                                         $  2,373           $  5,694           $ 12,000           $ 15,890
Foreign currency translation adjustments,
net of income tax benefit / (expense) of
$1,225, $251, $2,488 and ($819),
respectively                                         (1,838)              (376)            (3,732)             1,223
                                                   --------           --------           --------           --------

Comprehensive income                               $    535           $  5,318           $  8,268           $ 17,113
                                                   ========           ========           ========           ========


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


                                         Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                      ----------------------------   ----------------------------
                                      Oct. 1, 2000    Oct. 3, 1999   Oct. 1, 2000    Oct. 3, 1999
                                      ------------    ------------   ------------    ------------
Basic weighted average shares            21,013          21,593          21,142          21,699
Effect of dilutive securities:
Employee and director stock
  options                                   138             469             148             426
                                         ------          ------          ------          ------

Diluted weighted average shares          21,151          22,062          21,290          22,125
                                         ======          ======          ======          ======


Options to purchase 1,042,200 shares of the Company's common stock, with exercise prices ranging from $8.44 to $26.88 per share and expiration dates between 2005 and 2010, were outstanding at October 1, 2000, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At October 3, 1999, outstanding options to purchase 606,500 shares of the Company's common stock, with exercise prices ranging from $18.38 to $26.88 and expiration dates between 2006 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

5. LONG-TERM DEBT

In December 1997, the Company entered into a $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. At October 1, 2000, the interest rate for this facility was 8.1%. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions.

In connection with an international project, the Company has provided letters of credit totaling $9.0 million that may be drawn upon by the beneficiary in the event the Company's joint venture is terminated for default by the contracting governmental agency. The letters of credit bear interest at 2.0%.

6. SHARES REPURCHASED

On February 18, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of its common stock, in addition to the 1,000,000 shares previously authorized for repurchase. As of October 1, 2000, the Company had repurchased a total of 1,378,000 of the 1,500,000 common shares authorized for repurchase at an average price per share of $15.77. For fiscal year 2000, the Company repurchased 500,000 shares at an average price of $9.87. The common stock repurchased has been retired and resulted in a reduction of shareholders' equity.

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

During 1998, the Company entered into a contract with the State of Florida Department of Children and Families ("DCF") to design and construct a new 350-bed South Florida State Psychiatric Hospital for approximately $35 million. The Company also entered into a separate contract to manage the operations of an existing 350-bed facility prior to and during construction of the new facility and to manage the operations of the new facility upon construction completion. The construction phase of the contract is near completion. However, the Company has incurred additional costs of approximately $1.8 million beyond the initial scope of the construction contract through October 1, 2000. The Company is in the process of negotiating with DCF to recover these additional costs. DCF has indicated a willingness to allow for funds to be raised through additional bond completion certificates to pay for these additional costs. DCF can provide no assurances that it will be able to complete the potential bond offering or secure alternative funding. Accordingly, the Company has deferred the profit on the construction of the facility.

8. JENA CHARGE

On January 7, 2000, the Company exercised the right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of the Company's operating lease facility and, simultaneously sold it to Correctional Properties Trust ("CPV"). This Facility is being leased back to the Company under a 10-year non-cancelable operating lease.

On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center in Jena, Louisiana, and the Company terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000.

The Company has recorded an operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), that represents the losses to be incurred on the lease with CPV. Management estimates that the facility will remain inactive through the end of 2001.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. JENA CHARGE (CONTINUED)

The Company is continuing its efforts to sublease or find an alternative use for the facility. If the Company is unable to sublease or find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAFS No. 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the Company's November 2, 2000 earnings press release contain forward-looking statements that are based on current expectations, estimates and projections about the segments in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at October 1, 2000 of $19.6 million decreased $21.5 million from January 2, 2000. Cash provided by operating activities amounted to $6.4 million in the thirty-nine weeks ended October 1, 2000 ("Nine Months 2000") versus cash provided by operating activities of $13.8 million in the thirty-nine weeks ended October 3, 1999 ("Nine Months 1999") primarily reflecting the $3.9 million decrease in net income and an increase in accounts receivable offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities amounted to $19.8 million in the Nine Months 2000 as compared to cash used in investing activities of $4.1 million in the Nine Months 1999. The difference primarily reflects proceeds of $22.3 million for the sale of Lea County Correctional Facility to Correctional Properties Trust ("CPV") and the right to acquire the Lawton Correctional Facility in the Nine Months 1999. There were no proceeds from the sale of facilities in the Nine Months 2000 to offset capital expenditures. However, capital expenditures were partially offset by a gain related to the sale of a portion of the Company's loan receivable from an overseas affiliate in the Nine Months 2000.

Cash used in financing activities in the Nine Months 2000 amounted to $5.9 million as compared to cash used in financing activities in the Nine Months 1999 of $7.9 million. The decrease primarily results from decreases in repurchases of the Company's common stock.

Working capital decreased from $79.4 million at January 2, 2000 to $57.9 million at the end of the Third Quarter of 2000 primarily due to an increase in accrued expenses and a decrease in cash and cash equivalents. This was partially offset by an increase in accounts receivable.

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

As of October 1, 2000, the Company had $14.0 million outstanding of its $30 million revolving credit facility for the funding of construction projects. As of October 1, 2000, approximately $123.6 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for properties under development. With the completion of the remaining properties under development, the Company will have consumed its available capacity under the operating lease facility. The Company is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

On January 7, 2000, the Company exercised the right to acquire the 276-bed Jena Juvenile Justice Center (the "Facility") in Jena, Louisiana from the trust of the Company's operating lease facility and, simultaneously sold it to CPV. This Facility is being leased back to the Company under a 10-year non-cancelable operating lease. On May 17, 2000, the Louisiana Department of Public Safety and Corrections ("LDPSC") had removed all inmates from the Jena Juvenile Justice Center in Jena, Louisiana, and the Company terminated the employment of the facility staff. The cooperative agreement for such facility was terminated effective June 30, 2000. The Company has recorded an operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), that represents the losses to be incurred on the lease with management's estimation that the facility will remain inactive through the end of 2001.

                        WACKENHUT CORRECTIONS CORPORATION

The Company is continuing its efforts to sublease or find an alternative use for the facility. If the Company is unable to sublease or find an alternative use for the facility, there could be an adverse impact on the Company's financial position and future results of operations.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED OCTOBER 1, 2000 AND THIRTEEN WEEKS ENDED OCTOBER 3, 1999

Revenues increased by 21.3% to $135.9 million in the thirteen weeks ended October 1, 2000 ("Third Quarter 2000") from $112.0 million in the thirteen weeks ended October 3, 1999 ("Third Quarter 1999"). Approximately $18.2 million of the increase in revenues in the Third Quarter 2000 compared to the Third Quarter 1999 is attributable to increased compensated resident days resulting from the opening of five facilities in 1999, (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999; South Bay Correctional Facility - Sexually Violent Predators Unit, South Bay, Florida in September, 1999; Curtin Immigration Reception and Processing Centre, Derby, Western Australia in September, 1999; and Woomera Immigration and Processing Centre, Woomera, South Australia in November, 1999) and the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July, 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July,
2000). Approximately $6.3 million of the increase in revenue in the Third Quarter 2000 compared to the Third Quarter 1999 is attributable to the construction of new facilities for South Florida State Hospital and for the government of the Netherlands Antilles in Curacao and approximately $1.4 million for development activities in South Africa. This increase in revenues was partially offset by a decrease of approximately $4.4 million in the Third Quarter 2000 as compared to the Third Quarter 1999 because the Company ceased operations at the Travis County Community Justice Center and Jena Juvenile Justice Center. The balance of the increase in revenues was attributable to facilities open for the entirety of both periods and increases in per diem rates.

The number of compensated resident days in domestic facilities decreased to 2,200,772 in the Third Quarter 2000 from 2,209,563 in the Third Quarter 1999. The average facility occupancy in domestic facilities decreased to 97.4% of capacity in the Third Quarter 2000 compared to 97.7% in the Third Quarter 1999. The cessation of operations at the Jena Juvenile Justice Center and Travis County Community Justice Center was partially offset by the opening of the Western Region Detention Facility at San Diego. Compensated resident days in Australian facilities increased to 435,364 from 267,013 for the comparable periods primarily due to higher compensated resident days at the immigration detention facilities including the opening of the Curtin Immigration Reception and Processing Centre and Woomera Immigration and Processing Centre.

Operating expenses increased by 23.6% to $122.4 million in the Third Quarter 2000 compared to $99.1 million in the Third Quarter 1999. As a percentage of revenues, operating expenses increased to 90.1% in the Third Quarter 2000 from 88.4% in the comparable period in 1999. The increase in operating expenses primarily reflects the five facilities that were opened in 1999 and the two facilities that were opened in 2000, as described above. Additionally, there are several other factors contributing to the increase including expenses related to the construction of new facilities for South Florida State Hospital and the government of the Netherlands Antilles and increases in general and comprehensive liability insurance premiums. There were also additional operational expenses at the George W. Hill Correctional Facility (Pennsylvania), Guadalupe County Correctional Facility (New Mexico), Michigan Youth Correctional Facility (Michigan), North Texas Intermediate Sanction Facility (Texas), Ronald McPherson

                        WACKENHUT CORRECTIONS CORPORATION

Correctional Facility (Arkansas), and Scott Grimes Correctional Facility (Arkansas). The Company has developed strategies to improve the operational performance of these facilities; however, there can be no assurances that these strategies will be successful.

Effective April 1, 2000, the premium paid by the Company for general and comprehensive liability insurance under the liability insurance program maintained by The Wackenhut Corporation ("TWC") increased due to an adverse trend in the development of claims experience. Premiums increased again effective July 1, 2000. As a result of these increases the Company continues to incur additional operating expenses for general comprehensive liability insurance. The Company is developing a strategy to improve the management of its future loss claims but can provide no assurances that this strategy will be successful.

During a period of low unemployment, some facilities may experience difficulty in finding qualified personnel. This may have an adverse impact on the Company's results of operations if wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

The Company reported a third quarter operating charge of $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. The Company estimates the facility will remain inactive through the end of 2001.

Depreciation and amortization increased by 93.5% to $2.5 million in the Third Quarter 2000 from $1.3 million in the Third Quarter 1999. As a percentage of revenues, depreciation and amortization increased to 1.8% from 1.1% in the Third Quarter in 1999. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contribution from operations decreased 38.8% to $7.2 million in the Third Quarter 2000 from $11.7 million in Third Quarter 1999. As a percentage of revenue, contribution from operations decreased to 5.3% in the Third Quarter 2000 from 10.5% in the Third Quarter 1999. As discussed above, this decrease is primarily attributable to the factors impacting the increase in operating expenses, the operating charge related to the Jena, Louisiana facility, and depreciation and amortization expenses.

General and administrative expenses increased by 11.7% to $5.3 million in the Third Quarter 2000 from $4.8 million in the Third Quarter 1999. This increase reflects costs for additional infrastructure, legal and professional fees and additional costs related to the Company's services agreement with TWC. As a percentage of revenue, general and administrative expenses decreased to 3.9% in the Third Quarter 2000 from 4.3% in the Third Quarter 1999.

Operating income decreased by 73.5% to $1.8 million in the Third Quarter 2000 from $6.9 million in the Third Quarter 1999. As a percentage of revenue, operating income decreased to 1.4% in the Third Quarter 2000 from 6.2% in the Third Quarter 1999 due to the factors impacting contribution from operations and general and administrative expenses.

There was minimal other income during the Third Quarter 2000 compared to $1.0 million in the Third Quarter 1999. This decrease primarily results from a lower return on investment in overseas projects due to the sale of loans in the Fourth Quarter 1999 and Second Quarter 2000 and lower invested cash balances.

Income before income taxes and equity in earnings of affiliates decreased to $1.9 million in the Third Quarter 2000 from $7.9 million in the Third Quarter 1999 due to the factors described above.

Provision for income taxes decreased to $0.8 million in the Third Quarter 2000 from $3.2 million in the Third Quarter 1999 due to lower taxable income and a slight decrease in the Company's estimated tax rate.

                        WACKENHUT CORRECTIONS CORPORATION

Equity in earnings of affiliates, net of income tax provision increased to $1.2 million in the Third Quarter 2000 from $1.0 million in the Third Quarter 1999 due to achieving normalized operations at the Hassockfield Secure Training Centre in Medomsley, England which opened in September, 1999 and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England which opened in November, 1999.

Net income decreased to $2.4 million in the Third Quarter 2000 from $5.7 million in the Third Quarter 1999 as a result of the factors described above.

COMPARISON OF THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000 AND THIRTY-NINE WEEKS ENDED OCTOBER 3, 1999:

Revenues increased by 26.9% to $400.3 million in the thirty-nine weeks ended October 1, 2000 from $315.5 million in the thirty-nine weeks ended October 3, 1999. Approximately $59.6 million of the increase in revenues in Nine Months 2000 compared to Nine Months 1999 is attributable to increased compensated resident days resulting from the opening of seven facilities in 1999, (Guadalupe County Correctional Facility, Santa Rosa, New Mexico in January, 1999; Melbourne Custody Detention Centre, Melbourne, Australia in March, 1999; East Mississippi Correctional Facility, Meridian, Mississippi in April, 1999; Michigan Youth Correctional Facility, Baldwin, Michigan in July, 1999; South Bay Correctional Facility - Sexually Violent Predators Unit, South Bay, Florida in September, 1999; Curtin Immigration Reception and Processing Centre, Derby, Western Australia in September, 1999; and Woomera Immigration and Processing Centre, Woomera, South Australia in November, 1999) and the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July, 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July, 2000). Approximately $28.3 million of the increase in revenue in Nine Months 2000 compared to Nine Months 1999 is attributable to the construction of new facilities for South Florida State Hospital and for the government of the Netherlands Antilles in Curacao and approximately $1.9 million for development activities in South Africa. This increase in revenues was partially offset by a decrease of approximately $10.2 million in Nine Months 2000 as compared to the same period in 1999 due to the loss of the contracts for operation of the Travis County Community Justice Center and Jena Juvenile Justice Center. The balance of the increase in revenues was attributable to facilities open for the entirety of both periods and an increase in per diem rates.

The number of compensated resident days in domestic facilities increased to 6,530,437 in Nine Months 2000 from 6,375,091 in Nine Months 1999. The average facility occupancy in domestic facilities slightly decreased to 97.3% of capacity in Nine Months 2000 compared to 97.7% in Nine Months 1999. The cessation of operations at the Jena Juvenile Justice Center and Travis County Community Justice Center contracts was partially offset by the opening of the Western Region Detention Facility at San Diego. Compensated resident days in Australian facilities increased to 1,434,915 from 740,983 for the comparable period primarily due to higher compensated resident days at the immigration detention facilities as well as the opening of the Curtin Immigration Reception and Processing Centre and Woomera Immigration and Processing Centre.

Operating expenses increased by 29.5% to $360.9 million in Nine Months 2000 compared to $278.8 million in Nine Months 1999. As a percentage of revenues, operating expenses increased to 90.2% in Nine Months 2000 from 88.3% in the comparable period in 1999. This increase primarily reflects the seven facilities that were opened in 1999 and the two facilities that opened in 2000, as described above. Additionally, there are several other factors contributing to the increase which include the following: expenses related to the construction of new facilities for South Florida State Hospital and the government of the Netherlands Antilles and increases in general and comprehensive liability insurance premiums. There were also additional expenses related to operations at the East Mississippi Correctional Facility (Mississippi), George W. Hill Correctional Facility (Pennsylvania), Lea County Correctional Facility (New Mexico), Guadalupe

                        WACKENHUT CORRECTIONS CORPORATION

County Correctional Facility (New Mexico), Michigan Youth Correctional Facility (Michigan), North Texas Intermediate Sanction Facility (Texas), Ronald McPherson Correctional Facility (Arkansas), and Scott Grimes Correctional Facility (Arkansas). The Company has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful.

The Company reported a third quarter operating charge of $3.8 million ($2.3 million, after tax, or $0.11 (eleven cents) per share), related to the de-activation of the Jena, Louisiana facility. The Company estimates the facility will remain inactive through the end of 2001.

Effective April 1, 2000, the premium paid by the Company for general and comprehensive liability insurance under the liability insurance program maintained by The Wackenhut Corporation ("TWC") increased due to an adverse trend in the development of claims experience. Premiums increased again effective July 1, 2000. As a result of these increases the Company continues to incur additional operating expenses for general comprehensive liability insurance. The Company is developing a strategy to improve the management of its future loss claims but can provide no assurances that this strategy will be successful.

During a period of low unemployment, some facilities may experience difficulty in finding qualified personnel. This may have an adverse impact on the Company's results of operations if wages and salaries increase at a faster rate than the per diem or fixed rate received by the Company for its services.

Depreciation and amortization increased by 69.4% to $6.4 million in the Nine Months 2000 from $3.8 million in the Nine Months 1999. As a percentage of revenue, depreciation and amortization increased to 1.6% from 1.2%. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contributions from operations decreased by 11.8% to $29.1 million in Nine Months 2000 from $33.0 million in Nine Months 1999. As a percentage of revenue, contribution from operations decreased to 7.3% in Nine Months 2000 from 10.5% in Nine Months 1999. As discussed above, this decrease is primarily attributable to the factors impacting the increase in operating expenses, the operating charge related to the Jena, Louisiana facility and depreciation and amortization expenses.

General and administrative expenses increased by 30.6% to $16.6 million in Nine Months 2000 from $12.7 million in Nine Months 1999. As a percentage of revenue, general and administrative expenses increased to 4.2% in the Nine Months 2000 from 4.0% in the Nine Months 1999. This increase reflects costs for additional infrastructure, legal and professional fees and additional costs related to the Company's services agreement with TWC.

Operating income decreased by 38.4% to $12.5 million in Nine Months 2000 from $20.3 million in Nine Months 1999. As a percentage of revenue, operating income decreased to 3.1% in Nine Months 2000 from 6.4% in Nine Months 1999 due to the factors impacting contribution from operations and general and administrative expenses.

Other income decreased 16.1% to $1.7 million in Nine Months 2000 from $2.0 million in Nine Months 1999. This decrease primarily results from a lower return on investment in overseas projects due to the sale of loans in the Fourth Quarter 1999 and Second Quarter 2000. This was partially offset by a $0.6 million gain from the sale of a portion of the Company's loan receivable from an overseas affiliate in Nine Months 2000.

Income before income taxes and equity in earnings of affiliates decreased by 36.4% to $14.2 million in Nine Months 2000 from $22.3 million in Nine Months 1999 due to the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

Provision for income taxes decreased to $5.7 million in Nine Months 2000 from $8.9 million in Nine Months 1999 due to lower taxable income.

Equity in earnings of affiliates increased 37.2% to $3.5 million for Nine Months 2000 from $2.5 million in Nine Months 1999 due to normalized operations at the Hassockfield Secure Training Centre in Medomsley, England which opened in September, 1999 and H.M. Prison & Youth Offender Institution Ashfield in Pucklechurch, England which opened in November, 1999.

Net income decreased to $12.0 million in Nine Months 2000 from $15.9 million in Nine Months 1999 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirty-nine weeks ended October 1, 2000.

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

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      Exhibit
      Number                  Description
      -------                 -----------
       27.1        Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K during the quarter ended October 1, 2000.

         Report on Form 8-K filed on September 19, 2000, regarding the press release filed on that same date.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WACKENHUT CORRECTIONS CORPORATION


11/15/00                              /s/ John G. O'Rourke
----------------------                ------------------------------------------
Date                                  John G. O'Rourke
                                      Senior Vice President - Finance, Chief
                                      Financial Officer and Treasurer
                                      (Principal Financial Officer)