Form 10-K405
period 2000-12-31
WACKENHUT CORRECTIONS CORP
filed 2001-03-26
CIK 923796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period fromto
                         Commission file number: 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                         65-0043078
              -------                                         ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

4200 WACKENHUT DRIVE #100, PALM BEACH GARDENS, FLORIDA            33410-4243
------------------------------------------------------            --------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 7, 2001, the aggregate market value of the 9,013,024 shares of Common Stock held by non-affiliates of the registrant was $88,778,286. At March 7, 2001, there were outstanding 21,013,024 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts II and IV of this report.

                       EXHIBIT INDEX IS LOCATED ON PAGE 30




                                    1 of 30

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Wackenhut Corrections Corporation ("the Company"), a 57% owned subsidiary of The Wackenhut Corporation ("TWC"), is an industry leader in the privatization of correctional facilities throughout the world. The Company was founded in 1984 as a division of TWC, a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds. As of December 31, 2000, the Company had 57 correctional, detention and healthcare facilities either under contract or award with an aggregate design capacity of 39,944 beds. At December 31, 2000, of these 57 facilities, 51 are currently in operation, and six are being developed by the Company. Of the facilities being developed, three are expected to commence operations during 2001 (two in the first quarter and one in the third quarter). In addition, at December 31, 2000, the Company had outstanding written responses to Requests for Proposal ("RFPs") for five projects with an aggregate design capacity of 4,755 beds.

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

On November 1, 1998, the Company began management of the 350-bed South Florida State Psychiatric Hospital, representing a historic milestone for public sector mental health services and a significant diversification of the Company's service offerings. In December 2000, the Company completed construction at the site of the new South Florida State Psychiatric Hospital and successfully moved all operations to the new facility.

The Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in Europe, Australia and New Zealand. Through its wholly-owned subsidiary in Australia, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company manages five correctional centres, six immigration detention centres and one correctional Health Care Services entity. In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Custodial Group Limited ("PCG"), a joint venture with Serco Limited, currently manages five correctional facilities, two court escort contracts and two electronic monitoring services contracts and will commence management of one additional correctional facility in 2001. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. Electronic monitoring services involve the electronic tagging of offenders




                                    2 of 30
sentenced to home incarceration. In February 1994, through Wackenhut Corrections
(UK) Limited, the Company formed Premier Custodial Development ("PCD"), as a joint venture with a wholly-owned subsidiary of Skanska Construction UK Limited (formerly Kvaerner Construction Limited, formerly Trafalgar House Construction Special Projects Limited) for the design and construction of new detention facilities and prisons. The Company expects that PCD will bid with PCG for the design, construction management and finance of new correctional and detention facilities in the United Kingdom.

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

See the Company's Consolidated Financial Statements on pages F12 through F15 and
Note 9 of Notes to Consolidated Financial Statements on pages F22 and F23 of the Company's 2000 Annual Report to Shareholders for financial information regarding domestic and international operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Prospective investors should carefully consider the following factors that may affect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

REVENUE AND PROFIT GROWTH DEPENDENT ON EXPANSION. The Company's growth will depend to a significant degree upon its ability to obtain additional construction and management contracts and to retain existing management contracts. The Company's growth is generally dependent on the construction and management of new correctional and detention facilities, since contracts to manage existing public facilities are not typically offered to private operators. The rate of construction of new facilities and, therefore, the Company's potential for growth will depend on a number of factors, including crime rates and sentencing patterns in countries in which the Company operates, governmental and public acceptance of the concept of privatization, the number of facilities available for privatization, and the Company's ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. The Company anticipates that there will be significant competition among operators of correctional and detention facilities for construction and management contracts for new facilities and for the renewal of contracts upon expiration. Accordingly, there can be no assurance that the Company will be able to obtain additional contracts to construct or manage new facilities or to retain its existing contracts upon expiration thereof.



                                    3 of 30

POSSIBLE FLUCTUATIONS IN OCCUPANCY LEVELS. A substantial portion of the Company's revenues are generated under facility management contracts that specify per diem payments based upon occupancy rates (some of which provide guaranteed minimum occupancy levels), while a substantial portion of the Company's cost structure is fixed. Under a per diem rate structure, a decrease in occupancy rates could cause a decrease in revenue and profitability. Average facility occupancy rates in Fiscal 2000 and Fiscal 1999 were 97%; however, there can be no assurance that occupancy rates will not decrease below these percentages in the future. See Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2000 Annual Report to Shareholders.

LIMITED CONTRACT DURATION. Correctional and detention facility operating agreements typically have terms ranging from one to five years and generally contain one or more renewal options for terms ranging from one to two years. Only the contracting governmental agency may exercise a renewal option and no assurance can be given that any agency will exercise a renewal option in the future.

RELIANCE UPON GOVERNMENT APPROPRIATIONS FOR PAYMENT UNDER AWARDED CONTRACTS. The Company's facility management contracts are subject to either annual or bi-annual appropriations. A failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. In addition, even if funds are appropriated, delays in payments may occur which could negatively affect the Company's cash flow. In addition, in certain cases the development and construction of facilities to be managed by the Company are also subject to obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, sale of tax-exempt or taxable bonds or other obligations or direct governmental appropriation. The sale of tax-exempt or taxable bonds or other obligations may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt or taxable bonds or other obligations. See "Business - Facilities."

GOVERNMENTAL REGULATION. The Company's business is highly regulated by a variety of governmental authorities with oversight occurring continuously. For example, the contracting agency typically assigns full-time, on-site personnel to a facility to monitor the Company's compliance with contract terms and applicable regulations. Failure by the Company to comply with such contract terms or regulations could expose it to substantial penalties. In addition, changes in existing regulations could require the Company to substantially modify the manner in which it conducts business and, therefore, could have a material adverse effect on the Company. See "Business - Business Regulations and Legal Considerations."

LIMITED ACCEPTANCE OF PRIVATE PRISON OPERATION. Management of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some governmental agencies have limitations on their right to delegate their traditional management responsibilities for correctional and detention facilities to private companies and further legislative changes or prohibitions could occur that further impact these limits. The operation of correctional and detention facilities by private entities is a relatively new concept and is not widely understood by the public and has encountered resistance from certain groups, such as labor unions, local sheriffs' departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. Moreover, changes in dominant political parties in any of the markets in which the Company operates could result in significant changes to previously established views of privatization in such markets. See "Business - Marketing."

COMMUNITY OPPOSITION TO FACILITY LOCATION. The Company's success in obtaining new awards and contracts sometimes depends, in part, upon its ability to locate land that can be leased or acquired, on economically favorable terms, by the Company or other entities working with the Company in conjunction with the Company's proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. To avoid such incidents, the Company attempts to conduct business in communities where local community leaders and residents generally support establishment of a privatized correctional or detention facility in their community.




                                    4 of 30

POTENTIAL LEGAL LIABILITY. The Company's management of correctional and detention facilities exposes it to potential third-party claims or litigation by prisoners or other persons for personal injury or other damage resulting from contact with Company-managed facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a Company-managed facility. In addition, the Company's management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company participates in an insurance program maintained by TWC that provides coverage for certain liability risks faced by the Company, including accident and personal injury and bodily injury or property damage to a third party where the Company is found to be negligent. There can be no assurance, however, that the Company's insurance will be adequate to cover all potential third-party claims. See "Business - Insurance."

INSURANCE COSTS. Workers' compensation and general liability insurance represent significant costs to the Company. The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is developing a strategy to improve the management of its future loss claims but can provide no assurances that this strategy will be successful. Unanticipated additional insurance costs could adversely impact the Company's results of operations and cash flows.

ADVERSE PUBLICITY. The Company's business is subject to public scrutiny. An escape, riot or other disturbance at a Company-managed facility or another privately-managed facility may result in publicity adverse to the Company and the industry in which it operates, which could materially adversely affect the Company's business.

RELIANCE OF COMPANY ON TWC FOR CERTAIN SERVICES. The Company has historically been reliant upon TWC for various services including payroll, tax, legal, data processing, auditing, treasury, cash management, insurance, information technology and human resource services. From time to time the Company has borrowed funds from TWC for working capital and general corporate purposes. The Company and TWC have an agreement, which is renewed annually, under which TWC has agreed to continue to provide certain of these services, as deemed necessary, to the Company for payment by the Company of a fixed annual fee. In addition, the Company is named insured under an insurance program maintained by TWC that includes general comprehensive liability, automobile liability and workers compensation coverage. The Company has agreed to reimburse TWC for direct and indirect costs associated with such coverage. See "Business - Insurance."

INFLATION. The Company's largest facility management expense is personnel costs. Most of the Company's facility management contracts provide for payments to the Company of either fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, the Company must increase the wages and salaries of its employees at rates faster than increases, if any, in management fees, then the Company's profitability would be adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation of the Company's 2000 Annual Report to Shareholders.

ECONOMIC RISKS ASSOCIATED WITH DEVELOPMENT ACTIVITIES. When the Company is engaged to perform construction and design services for a facility, the Company typically acts as the primary contractor and subcontracts with other developers who act as the general contractors. As primary contractor, the Company is subject to the various risks of construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays, and the Company is subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, despite the fact that the Company requires its general contractor to post construction bonds and insurance. Under such contracts the Company is ultimately liable for all late delivery penalties and cost overruns. See Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2000 Annual Report to Shareholders.



                                    5 of 30

FACILITY LEASE LIABILITY. The Company currently leases nineteen of the facilities that it manages. The leases for such facilities do not terminate upon the completion of the management contracts for such facilities. If a management contract for such a facility is completed or terminated, the Company would be obligated to continue to make lease payments until expiration of the facility lease, even though it no longer would receive management fees under such contract and may be unable to obtain an additional contract for the use of the facility. Under such leases, the Company may have no contractual remedy to obtain reimbursement.

CONTROL OF COMPANY. George R. Wackenhut and his wife, Ruth J. Wackenhut, jointly own approximately 50.1% of the issued and outstanding voting common stock of TWC. TWC owns approximately 57% of the issued and outstanding shares of Common Stock of the Company. As a result, through TWC, George R. Wackenhut and Ruth J. Wackenhut will be able to control virtually all matters requiring approval of the shareholders of the Company, including the election of all of the directors. TWC intends to maintain a controlling interest in the Company and has no present plans to distribute or otherwise dispose of its shares in the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information. Such statements involve risks and uncertainties, including but not limited to: general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of clients served by the Company; actual future costs of operating expenses; self-insurance claims and employee wages and benefits; possible changes in ownership positions of the Company's subsidiaries; and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These risks and uncertainties may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company.



                                    6 of 30

FACILITIES

The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at December 31, 2000.


                                                                                            COMMENCEMENT
     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY         OF CURRENT                   RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL            CONTRACT          TERM       OPTION
        --------               ----        --------         ----             -----            --------          ----       ------
CORRECTIONAL FACILITIES

FEDERAL GOVERNMENT
CONTRACTS:

Aurora INS Processing      Construction/       300     INS Detention        Minimum/          May 2000         1 year       Two,
Center, Aurora,             Management                    Facility           Medium                                       One-year
Colorado (6)

Queens Private             Construction/       200     INS Detention        Minimum/         June 2000         1 year      Four,
Correctional Facility,      Management                    Facility           Medium                                       One-year
Queens, New York (6)

Rivers Correctional        Construction/     1,200        Federal             Low/        1st Quarter 2001    3 years      Seven,
Institution, Winton,        Management                     Prison           Minimum                                       One-year
North Carolina

Taft Correctional           Management       2,048        Federal             Low/          August 2000        1 year       Six,
Institution                                                Prison           Minimum                                       One-year
Taft, California

STATE GOVERNMENT
CONTRACTS:

Allen Correctional          Management       1,538      State Prison        Medium/        December 2000      3 years       Two,
Center                                                                      Maximum                                       One-Year
Kinder, Louisiana

Bayamon Correctional          Design/          500      State Prison         Medium          March 1997       5 years       One,
Facility                   Construction/                                                                                 Five-year
Bayamon, Puerto Rico       Consultation/
                            Management

Bridgeport Correctional    Construction/       520   Pre-Release Center     Minimum        September 2000     3 years       Two,
Center                      Management                                                                                    One-Year
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

Charlotte County              Design/        1,000      State Prison         Medium       To Be Determined       (2)         (2)
Correctional Facility      Construction/
Charlotte County,           Management
Virginia

Cleveland Correctional      Management         520      State Prison         Medium         January 2000       1 year      Three,
Center                                                                                                                    One-year
Cleveland, Texas



                                    7 of 30


                                                                                            COMMENCEMENT
     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY         OF CURRENT                   RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL            CONTRACT          TERM       OPTION
        --------               ----        --------         ----             -----            --------          ----       ------

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

East Mississippi              Design/        500        State Prison     Mental Health       April 1999       5 years       One,
Correctional Facility      Construction/                                                                                  Two-year
Meridian , Mississippi      Management

Golden State Community        Design/        550      State Community        Medium        December 1997      10 years      None
Correctional Facility      Construction/                Correctional
McFarland, California       Management                    Facility
(6)

Guadalupe County              Design/        600        State Prison         Medium         January 1999       3 years     Annual
Correctional Facility      Construction/
Santa Rosa,                 Management
New Mexico

John R. Lindsey               Design/      1,031         State Jail         Minimum/       September 1998     3 years       Two,
Correctional Facility      Consultation/                  Facility           Medium                                       One-year
Jack County, Texas          Management

Karnes County               Management       579        County Jail        All levels       January 1998       Varies      Varies
Correctional Center                                                                                             (1)         (1)
Karnes City, Texas (6)

Kyle Correctional          Construction/     520       State Prison/        Minimum        September 2000      1 year       One,
Facility                    Management/                  In-Prison                                                        One-Year
(New Vision)                 Chemical                     Chemical
Kyle, Texas (3)             Dependency                   Dependency
                             Treatment                Treatment Center

Lawton Correctional           Design/      1,800        State Prison         Medium          July 2000         1 year       Two,
Facility                   Construction/                                                                                  One-Year
Lawton, Oklahoma (6)        Management

Lea County Correctional       Design/      1,200        County Jail        All levels         May 1998        3 years      Annual
Facility                   Construction/
Hobbs, New Mexico (6)       Management

Lockhart Renaissance          Design/        500        Work Program        Minimum        September 2000     2 years    Unlimited,
Facility                   Construction/                  Facility                                                        Two-year
Lockhart, Texas             Management

Lockhart Secure Work          Design/        500        Work Program        Minimum        September 2000     2 years    Unlimited,
Program Facility           Construction/                  Facility                                                        Two-year
Lockhart, Texas             Management

Marshall County               Design/      1,000        State Prison         Medium          June 1996        5 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Holly Springs,              Management
Mississippi

McFarland Community        Construction/     224      State Community       Minimum        February 1999     21/2years      None
Correctional Facility       Management                  Correctional
McFarland, California                                     Facility
(6)

Michigan Youth                Design/        480        State Prison        Maximum          July 1999        4 years    Unlimited,
Correctional Facility      Construction/                                                                                 Four-year
Baldwin, Michigan           Management



                                    8 of 30


                                                                                            COMMENCEMENT
     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY         OF CURRENT                   RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL            CONTRACT          TERM       OPTION
        --------               ----        --------         ----             -----            --------          ----       ------

Moore Haven                   Design/        750        State Prison         Medium          July 2000        2 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Moore Haven, Florida        Management

North Texas                 Renovation/      400        Intermediate        Minimum        September 2000     2 years    Unlimited,
Intermediate Sanction       Management               Sanction Facility                                                    Two-year
Facility
Fort Worth, Texas

Ronald  McPherson             Design/        685        State Prison       All levels       January 2000      2 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Newport, Arkansas           Management

Scott Grimes                  Design/        600        State Prison        Minimum/        January 2000      2 years    Unlimited,
Correctional Facility      Construction/                                     Medium                                       Two-year
Newport, Arkansas           Management

South Bay Correctional        Design/      1,436        State Prison        Medium/        February 2000      2 years    Unlimited,
Facility                   Construction/                    (9)          Close Custody                                    Two-year
South Bay, Florida          Management

Willacy County Unit           Design/      1,000         State Jail         Minimum        September 1998     3 years       Two,
Raymondville, Texas        Consultation/                  Facility                                                        One-year
                            Management

Val Verde Correctional        Design/        784      Local Detention      All levels     1st Quarter 2001    20 years      One,
Facility                   Construction/              Facility/County                                                    Five-year
Del Rio, Texas              Management                      Jail

LOCAL GOVERNMENT
CONTRACTS:

Broward County Work           Design/        300       Community Work      Non-secure      February 1998      5 years    Unlimited,
Release Center             Construction/               Release Center                                                     Two-year
Broward County,             Management
Florida (6)

George W. Hill                Design/      1,562        County Jail        All levels        July 1998        5 years    Unlimited,
Correctional Facility      Construction/                                                                                  Two-year
Thornton,                   Management
Pennsylvania

Western Region              Renovation/      876      Local Detention       Maximum           July 2000       15 years      None
Detention Facility at       Management                    Facility
San Diego
San Diego, California


INTERNATIONAL CONTRACTS:

Arthur Gorrie               Management       945       Reception and       All levels        July 1992        10 years      None
Correctional Centre                                    Remand Centre
Wacol, Australia

H.M Prison Pucklechurch       Design/        400      National Prison        Medium        November 1999      25 years      None
Pucklechurch, UK           Construction/
                            Management

Auckland Central Remand     Management       383      National Prison       Medium/          July 2000        5 years       None
Prison                                                                      Maximum
Auckland, New Zealand






                                    9 of 30


                                                                                            COMMENCEMENT
     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY         OF CURRENT                   RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL            CONTRACT          TERM       OPTION
        --------               ----        --------         ----             -----            --------          ----       ------

Court Escort & Custody      Management        N/A      Court Custody/      All levels        June 1996       6 1/2 years    None
Service                                               Transport-Escort
West Midlands, England

Court Escort & Custody      Management        N/A      Court Custody/      All levels         May 1996       6 1/2 years    None
Service                                               Transport-Escort
South East Area,
England

Curtin Immigration          Management       600        Immigration        All levels       October 1999      3 years       Two,
Reception & Processing                                   Detention                                              (7)      Three-year
Centre
Derby, Western Australia

Hassockfield Secure           Design/         40      National Prison        Medium        September 1999     15 years      None
Training Centre            Construction/
Medomsley, England          Management

H.M. Prison and Youth       Management     1,111      National Prison      All levels       October 1999      10 years      None
Offender Institution
Doncaster
Doncaster, England

Fulham Correctional           Design/        660        State Prison        Minimum/         March 1997       5 years      Five,
Centre                     Consultation/                                     Medium                                      Three-year
Victoria, Australia         Management


Junee Correctional         Construction/     600        State Prison        Minimum/         April 1999       2 years       None
Centre                      Management                                       Medium
Junee, Australia

H.M. Prison Kilmarnock        Design/        548      National Prison      All levels        March 1999       25 years      None
Kilmarnock, Scotland       Construction/
                            Management

H.M. Prison Lowdham         Management       524      National Prison      All levels      February 1998      25 years      None
Grange
Nottinghamshire, England

Louis Trichardt Maximum       Design/      3,024      National Prison       Maximum       1st Quarter 2002    25 years      None
Security Prison            Construction/                                                    (Estimated)
Northern Province,          Management
Republic of South Africa

Maribyrnong                 Management        80        Immigration        All levels      December 2000      3 years       One,
Immigration Detention                                    Detention                                                       Three-year
Centre
Melbourne, Australia

Melbourne Custody           Management        80         City Jail         All levels        March 1999       3 years       Two,
Centre, Melbourne,                                                                                                        One-year
Australia

H.M. Prison Dovegate         Design/         800      National Prison        Medium       3rd Quarter 2001    25 years      None
Marchington, England       Construction/              and Therapeutic                       (Estimated)
                            Management                   Community

New Brunswick Youth           Design/        N/A     Province Juvenile     All levels       October 1997      25 years      None
Centre (4)                 Consultation/                  Facility
New Brunswick, Canada       Maintenance

Pacific Shores              Management       N/A        Health Care           N/A           January 1998      3 years       Two,
Healthcare                                                Services                                                        One-year
Victoria, Australia (8)

Perth Immigration           Management        40        Immigration        All levels      December 2000      3 years       One,
Detention Centre                                         Detention                                                       Three-year
Perth, Australia

Port Hedland                Management       700        Immigration        All levels      December 2000      3 years       One,
Immigration Reception &                                  Detention                                                       Three-year
Processing Centre
Port Hedland, Australia


                                    10 of 30


                                                                                            COMMENCEMENT
     FACILITY NAME            COMPANY       DESIGN        FACILITY          SECURITY         OF CURRENT                   RENEWAL
        LOCATION               ROLE        CAPACITY         TYPE             LEVEL            CONTRACT          TERM       OPTION
        --------               ----        --------         ----             -----            --------          ----       ------

Premier  Monitoring         Management       N/A       Home Detention      Non-secure       January 1999      5 years       None
Services Limited                                          Services
Norfolk, England

Villawood Immigration       Management       300        Immigration        All levels      November 2000      3 Years       One,
Detention Centre                                         Detention                                                      Three- year
Sydney, Australia

Woomera Immigration         Management       800        Immigration        All levels      November 1999      3 years       Two,
Reception & Processing                                   Detention                                              (7)      Three-year
Centre
Woomera, South Australia


OTHER FACILITIES

South Florida State           Design/        350     State Psychiatric        N/A          November 1998      5 years      Three,
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

(3) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a one-year term expiring August 31, 2001.

(4)  The Company holds a contract for maintenance only of this facility.

(5) The Company purchased this facility and provides services on an individual patient basis, therefore, there are no contracts with government agencies subject to terms and/or renewals.

(6)  The Company leases these facilities from Correctional Properties Trust.

(7) This facility represents additional services under the current detention services contractual agreement with the Department of Immigration and Multicultural Affairs ("DIMA"), and is subject to a six-week termination clause depending on client needs.

(8) The Company provides comprehensive healthcare services to 9 government-operated prisons under this contract.

(9) The Company provides detention services to 152 detainees being held under the provisions of Florida's "Jimmy Ryce Act" at the South Bay Facility in South Bay, Florida.

In April 1998, the Company sold three facilities owned by it and the rights to acquire four other facilities to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. CPV purchased an eighth facility directly from a government entity. In October, 1998 the Company sold the completed portion of a ninth facility to CPV. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility. During Fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire. The facilities were then leased to the Company under operating leases. See Item 2 - "Properties."



                                    11 of 30

The Company offers services that go beyond simply housing offenders. The Company's wide array of in-facility rehabilitative and educational programs differentiates it from many competitors who lack the experience or resources to provide such programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development ("GED") certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates' earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. This program is being expanded to the Company's correctional facilities in South Bay and Moore Haven, Florida. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at thirty-three of the domestic facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association ("ACA"). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company's contracts for facilities in the United States require the Company to seek accreditation of the facility. The Company has sought and received ACA accreditation for twenty-three of the facilities it manages.

Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. See also "Business - Facility Design, Construction and Finance." If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or development of the project will be entirely suspended. If the project is self-financed by the Company, then financing is in place prior to the commencement of construction.

When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.



                                    12 of 30

FACILITY MANAGEMENT CONTRACTS

Other than listed in the following table, no other single customer accounted for 10% or more of the Company's total revenues for Fiscal 2000, 1999, and 1998.

                  CUSTOMER                              2000                    1999                    1998
---------------------------------------------    --------------------    --------------------    --------------------
State of Florida Correctional Privatization               19%                     19%                     11%
Committee................................
Various agencies of the State of Texas...                 15%                     19%                     25%
Department of Immigration and
Multicultural Affairs (Australia)........                 11%                      6%                      4%

Except for its contract for the Taft Correctional Institution, Rivers Correctional Institution, South Florida State Hospital, and the facilities in the United Kingdom, Australia and New Zealand, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company is compensated at an inmate or patient per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable laws and paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

The Company's facility management contracts typically have original terms ranging from one to ten years and give the governmental agency at least one renewal option, generally for a term ranging from one to five years. The following table summarizes the number of the Company's contracts expiring each year:

                        EXPIRATION                    NUMBER OF CONTRACTS
                        ----------                    -------------------

                           2001                               18
                           2002                                9
                           2003                               12
                           2004                                1
                           2005                                1
                        Thereafter                            13
                                                          ---------
                                                              54
                                                          =========

Refer to the table in "Business - Facilities" for detail of the renewal options for these contracts. The remainder of the Company's contracts are either in negotiation currently or have varied renewal options that are dependent upon the agency contracted with, the type of inmate, and other factors. Except as described below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms.

The Company's contracts typically allow a contracting governmental agency to terminate a contract for cause by giving the Company written notice ranging from 30 to 180 days. Three contracts have been terminated prior to the end of the contract term. On June 30, 2000, the cooperative agreement for the management of the Jena Juvenile Justice Center between the Company and the Louisiana Department of Public Safety and Corrections was terminated. Additionally, the



                                    13 of 30
contract for the management of the Travis County Community Justice Center was discontinued in 1999 based on the mutual decision between the Company, the Texas Department of Criminal Justice State Jail Division and Travis County, Texas. The Company also had a contract that did not extend for the full term, which was for the management of the Monroe County, Florida jail. By mutual agreement of the Company and the Monroe County Board of Commissioners, the contract was discontinued in 1990 on an amicable basis.

In addition, in connection with the Company's management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company's contracts typically require it to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company, through TWC, has general liability insurance coverage of $55 million per occurrence and in the aggregate. See "Business - Insurance." In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company's management of facilities and in some instances the Company is required to maintain performance bonds.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 31, 2000, the Company has provided service for the design and construction of twenty-nine facilities and for the redesign and renovation of three facilities and has contracts to design and construct four facilities. The Company is willing to perform consultation and management services for the design and construction or redesign and renovation of a facility regardless of whether it has been awarded the contract for the management of such facility. See table in "Business - Facilities."

Under its construction and design management contracts, the Company agrees to be responsible for overall project development and completion. The Company makes use of an in-house staff of architects and operational experts from various corrections disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the decision team that participates from conceptual design through final construction of the project. When designing a facility, the Company's architects seek to utilize, with appropriate modifications, prototype designs the Company has used in developing prior projects. The Company believes that the use of such proven designs allows it to reduce cost overruns and construction delays and to reduce the number of guards required to staff a facility, thus controlling costs both to construct and to manage the facility. Security is maintained because the Company's facility designs increase the area of vision under surveillance by correctional officers and make use of additional electronic surveillance.

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



                                    14 of 30

The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a broker in any regard with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company's stock; (ii) borrowing from banks or other institutions; or (iii) lease arrangements with third parties. Of the 57 facilities managed or contracted to be managed by the Company, 38 are funded using one of the above-described financing vehicles, and 18 are or will be directly leased. Additionally, one facility is directly leased for which the Company does not currently have an operating contract. However, alternative financing arrangements may be required for certain facilities. A growing trend in the correctional and detention industry requires private operators to make capital investments in new facilities and enter into direct financing arrangements in connection with the development of such facilities. By participating in such projects, private operators achieve economic benefits and tax advantages that are not typically available in connection with more traditional arrangements.

MARKETING

Currently, the Company views governmental agencies responsible for federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom and Australia as its primary potential customers. The Company's secondary customers include state and local agencies in the United States and other foreign governmental agencies.

Governmental agencies responsible for correctional and detention facilities generally procure goods and services through RFPs. A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation; improvement or expansion of an existing facility; or the planning, design and construction of a new facility). As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the requesting agency, if permitted by the procurement, to best determine the prospective client's distinct needs.

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

There are several critical events in the marketing process. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of a contract by a governmental agency and the commencement of construction or management of a facility. The Company's experience has been that a period of approximately five to ten weeks is generally required from the issuance of an RFP to the submission of the Company's response to the RFP; that between one and four months elapse between the submission of the Company's response and the agency's award for a contract; and that between one and four months elapse between the award of a contract and



                                    15 of 30
the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, the Company's experience is that construction usually takes between 9 and 24 months; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency's award.

BUSINESS PROPOSALS

The Company pursues both domestic and international projects. At December 31, 2000, the Company had outstanding written responses to RFPs for five projects with a total of 4,755 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

Presently, the Company is a named insured under a liability insurance program (the "Insurance Program") maintained by TWC. The Insurance Program includes general comprehensive liability, automobile liability and workers' compensation coverage for TWC and all of its domestic subsidiaries. The Insurance Program consists of primary and excess insurance coverage. The primary coverage consists of up to $5 million of coverage per occurrence with no aggregate coverage limit. The excess coverage consists of up to $50 million of coverage per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The premium paid by the Company to TWC for coverage under the Insurance Program in 2000 was approximately $13.6 million, representing premiums paid to a captive reinsurance company that is wholly owned by TWC. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $1 million of expenses and losses per occurrence were reinsured by TWC's wholly-owned captive reinsurance company during Fiscal 2000.

EMPLOYEES AND EMPLOYEE TRAINING

At December 31, 2000, the Company had 10,094 full-time employees. Of such full-time employees, 70 were employed at the Company's headquarters and 10,024 were employed at facilities and regional offices. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New York), Junee Correctional Centre (Australia), Arthur Gorrie Correctional Centre (Australia), Fulham Correctional Centre (Australia), Melbourne Custody Centre (Australia), Auckland Central Remand Prison (New Zealand) and Immigration Detention Services (Australia) are members of unions. The Company has entered into a contract with the union for the correctional officers at each of these facilities. In addition, the employees of PCG in the United Kingdom are covered by a national collective bargaining agreement with the Prison Service Union. Other than the contracts described above, the Company has no union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

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



                                    16 of 30

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

COMPETITION

The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to: Corrections Corporation of America; Correctional Services Corporation; Group 4 International Corrections Service; U.K. Detention Services, Ltd.; Cornell Corrections Corporation; Securicor Group; Sodexho and Management and Training Corporation. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. Potential competitors can enter the Company's business without a substantial capital investment or experience in management of correctional or detention facilities. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS

Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia.

A summary of domestic and international operations is presented below:

                                             ----------------     ----------------     ----------------
(000'S)                                           2000                 1999                 1998
                                             ----------------     ----------------     ----------------
REVENUES
   Domestic operations...................    $    426,510         $    371,333         $    264,642
   International operations..............         109,047               67,151               48,117
                                             ----------------     ----------------     ----------------
      Total revenues.....................    $    535,557         $    438,484         $    312,759
                                             ================     ================     ================
OPERATING INCOME
   Domestic operations...................    $      9,620         $     21,660         $     20,933
   International operations..............           9,292                4,381                1,568
                                             ----------------     ----------------     ----------------
      Total operating income.............    $     18,912         $     26,041         $     22,501
                                             ================     ================     ================
LONG-LIVED ASSETS
   Domestic operations...................    $     48,274         $     39,005         $     28,944
   International operations..............           6,346                4,355                4,061
                                             ----------------     ----------------     ----------------
      Total long-lived assets............    $     54,620         $     43,360         $     33,005
                                             ================     ================     ================


                                    17 of 30

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management in the United Kingdom and South Africa. The following table summarizes certain financial information pertaining to the United Kingdom unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.


(000'S)                                                    2000                    1999                     1998
------------------------------------------------- ----------------------- ------------------------ ------------------------
STATEMENT OF OPERATIONS DATA
Revenues....................................        $      139,137          $      147,274           $       91,071
Operating income............................                14,950                  11,048                    7,032
Net income..................................                 8,980                   6,618                    4,163

BALANCE SHEET DATA
Current assets..............................        $       66,382          $       44,213           $       25,274
Noncurrent assets...........................               286,049                 230,581                  145,433
Current liabilities.........................                39,451                  26,774                   17,769
Noncurrent liabilities......................               286,526                 232,961                  141,165
Shareholders' equity........................                26,454                  15,059                   11,773
------------------------------------------------- ----------------------- ------------------------ ------------------------

The South Africa affiliates have not incurred any material results. The following table summarizes certain financial information pertaining to the South Africa unconsolidated foreign affiliates, on a combined basis, for the most recent fiscal year.

(000'S)                                                    2000
------------------------------------------------- -----------------------
BALANCE SHEET DATA
Current assets..............................        $        6,561
Noncurrent assets...........................                14,357
Current liabilities.........................                    32
Noncurrent liabilities......................                13,968
Shareholders' equity........................                 6,917
------------------------------------------------- -----------------------

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

The industry in which the Company operates is subject to national, federal, state, and local regulations in the United States, United Kingdom, Australia, South Africa, New Zealand and Puerto Rico which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. The Company's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. The Company's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Commission on Alcohol and Drug Abuse to provide substance abuse treatment. Certain states, such as Florida and Texas, deem correctional officers to be peace officers and require Company personnel to be licensed and subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the



                                    18 of 30
current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

COMMITMENTS AND CONTINGENCIES

The Company's contract to manage the Jena Juvenile Justice Center in Jena, Louisiana was terminated by the Louisiana Department of Public Safety and Corrections on June 30, 2000. The Company has a ten-year non-cancelable operating lease for the facility with Correctional Properties Trust ("CPV") which expires in January, 2010. The Company has recorded an operating charge of $3.8 million ($2.3 million after tax) that represents the expected losses to be incurred on the lease with CPV. See Note 7 of the "Notes to Consolidated Financial Statements."

The Company has a contract with the State of Florida Department of Children and Families ("DCF") to design and construct a new 350-bed South Florida State Psychiatric Hospital for approximately $35 million. The construction is complete. The Company incurred additional costs in excess of $2 million beyond the initial scope of the construction contract through December 31, 2000. The Company is in the process of negotiating with DCF to recover these additional costs. There can be no assurances that the Company will be successful in negotiating for additional funding of this project. Accordingly, the Company has recognized these additional costs as incurred and has not recorded revenue on the pending claim.

The Company has experienced adverse claims and settlements which directly impact the Company's insurance premiums. If the insurance premiums continue to increase through 2001, the Company's results of operations may be significantly impacted.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC and a third party. In addition, the Company leases office space for its regional offices in Austin, Texas; Irvine, California; Lake Charles, Louisiana; and Sydney, Australia.

The Company also leases the space for the following facilities it manages under operating leases: (i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Texas Parole Violator Facility; (iv) Central Valley Community Correctional Facility; (v) Coke County Juvenile Justice Facility; (vi) Desert View Community Correctional Facility; (vii) Golden State Community Correctional Facility; (viii) Guadalupe County Correctional Facility;
(ix) Jena Juvenile Justice Center; (x) Karnes County Correctional Center; (xi) Lawton Correctional Facility; (xii) Lea County Correctional Facility; (xiii) McFarland Community Correctional Facility; (xiv) Michigan Youth Correctional Facility; (xv) North Texas Intermediate Sanction Facility; (xvi) Queens Private Correctional Facility; (xvii) Western Region Detention Facility at San Diego and (xviii) Val Verde Correctional Facility.

The Company owns a 72-bed psychiatric hospital in Fort Lauderdale, Florida which it purchased and renovated in 1997.

In December 1997, the Company entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank,



                                    19 of 30

N.A., a party to the aforementioned operating lease facility. As of December 31, 2000, approximately $142.7 million of this operating lease facility was utilized for properties in operation or under development.

ITEM 3. LEGAL PROCEEDINGS

In December 1999, a Travis County, Texas grand jury indicted twelve of the Company's former facility employees for various types of sexual misconduct. Management believes these indictments are not expected to have any material financial impact on the Company. Eleven of the twelve indicted former employees already resigned from or had been terminated by the Company as a result of Company-initiated investigations over the course of the prior three years. The Company is not providing counsel to assist in the defense of these twelve individuals. The District Attorney in Travis County continues to review Company documents at the Travis County Facility. At this time the Company cannot predict the outcome of this investigation.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from Page F1 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from Pages F2 and F3 of the Registrant's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by these items is incorporated by reference from Pages F4 through F11 of the Registrant's 2000 Annual Report to Shareholders.




                                    20 of 30

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from Pages F12 through F28 of the Registrant's 2000 Annual Report to Shareholders except for the Financial Statement and Schedule listed in Item 14 (a)(2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included below) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

         NAME                   AGE                            POSITION
         ----                   ---                            --------
George R. Wackenhut              81       Chairman of the Board and Director
George C. Zoley                  51       Vice Chairman of the Board, Chief Executive Officer, and Director
Wayne H. Calabrese               50       President and Chief Operating Officer
John G. O'Rourke                 50       Senior Vice President, Chief Financial Officer, and Treasurer
Carol M. Brown                   46       Senior Vice President, Health Services
John J. Bulfin                   47       Senior Vice President and General Counsel
John M. Hurley                   53       Senior Vice President, Operations
Donald H. Keens                  57       Senior Vice President, International Services
David N.T. Watson                35       Vice President - Finance, Chief Accounting Officer, Assistant
                                          Secretary and Assistant Treasurer

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



                                    21 of 30

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

         JOHN G. O'ROURKE has served as Chief Financial Officer and Treasurer of the Company since April, 1994, and has been the Senior Vice President, Finance of the Company since June, 1991. Prior to joining the Company Mr. O'Rourke spent twenty years as an officer in the United States Air Force where his most recent position was in the Office of the Secretary of the Air Force, where he was responsible for acquisitions and procurement matters for new strategic bomber aircraft.

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



                                    22 of 30

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

         DAVID N.T. WATSON has served as Vice President - Finance since July, 1999, as Assistant Secretary since April, 2000 and as Assistant Treasurer and Chief Accounting Officer of the Company since November, 1994. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson has a B.A. in Economics from the University of Virginia and an M.B.A. from Rutgers, the State University of New Jersey. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  1.        Report of Independent Certified Public Accountants - This
                  item is incorporated by reference from Page F29 of the Registrant's 2000 Annual Report to Shareholders.

                  The following consolidated financial statements of the Company, included in the Registrant's 2000 Annual Report to its Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference in Part II, Item 8:



                                    23 of 30

                  Consolidated Balance Sheets - December 31, 2000 and January 2, 2000 - Page F13

                  Consolidated Statements of Income - Fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999 - Page F12

                  Consolidated Statements of Cash Flows - Fiscal years ended December 31,2000, January 2, 2000, and January 3, 1999 - Page F14

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income - Fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999 - Page F15

                  Notes to Consolidated Financial Statements - Pages F16 through F28

         2.       FINANCIAL STATEMENT SCHEDULES.

                  Schedule II - Valuation and Qualifying Accounts - Page 29

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

10.1o**     Wackenhut Corrections Corporation Stock Option Plan.

10.2o**     Wackenhut Corrections Corporation 1994 Stock Option Plan.

10.3o** Form of Indemnification Agreement between the Company and its Officers and Directors.

10.4o***    Wackenhut Corrections Corporation Senior Officer Retirement Plan.

10.5o***    Wackenhut Corrections Corporation Director Deferral Plan.

10.6o***    Wackenhut Corrections Corporation Senior Officer Incentive Plan.

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

                                    24 of 30

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

10.12o      Wackenhut Corrections Corporation 1999 Stock Option Plan.

13.0* Annual Report to Shareholders for the year ended December 31, 2000, beginning with page F1 (to be filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

21.1*       Subsidiaries of the Company.

23.1*       Consent of Independent Certified Public Accountants.

24.1*       Powers of Attorney (included as part of the signature page hereto).

---------------

*    Filed herewith.

** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

*** Incorporated herein by reference to exhibit of the same number filed in the Company's Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).

**** Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of the
     Company's Registration Statement on Form S-3 (Registration Number
     333-46681).

o Management contract or compensatory plan, contract or agreement as defined in Item 402(a) (3) of Regulation S-K.

         (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of Fiscal year 2000.



                                    25 of 30

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WACKENHUT CORRECTIONS CORPORATION

Date:    March 26, 2001           /s/  JOHN G. O'Rourke
                                  ---------------------------------------------
                                  JOHN G. O'ROURKE
                                  Senior Vice President of Finance, Treasurer &
                                  Chief Financial Officer

Each person whose signature appears below hereby constitutes and appoints John
G. O'Rourke, Senior Vice President of Finance, Treasurer and Chief Financial Officer; David N.T. Watson, Vice President of Finance, Chief Accounting Officer, Assistant Secretary, and Assistant Treasurer; and John J. Bulfin, Senior Vice President and General Counsel; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:    March 26, 2001        /s/ GEORGE C. ZOLEY
                               ------------------------------------------------
                               GEORGE C. ZOLEY
                               Vice Chairman of the Board and Chief Executive
                               Officer

                               (principal executive officer)

Date:    March 26, 2001        /s/ JOHN G. O'ROURKE
                               ------------------------------------------------
                               JOHN G. O'ROURKE
                               Senior Vice President of Finance, Treasurer &
                               Chief Financial Officer

                               (principal financial officer)

Date:    March 26, 2001        /s/ DAVID N.T. WATSON
                               ------------------------------------------------
                               DAVID N.T. WATSON
                               Vice President of Finance, Chief Accounting
                               Officer, Assistant Secretary & Assistant
                               Treasurer

                               (principal accounting officer)



                                   26 of 30

Date:    March 26, 2001                     /s/ GEORGE R. WACKENHUT
                                            -----------------------------------
                                            GEORGE R. WACKENHUT
                                            Director

Date:    March 26, 2001                     /s/ RICHARD R. WACKENHUT
                                            -----------------------------------
                                            RICHARD R. WACKENHUT
                                            Director

Date:    March 26, 2001                     /s/ WAYNE H. CALABRESE
                                            -----------------------------------
                                            WAYNE H. CALABRESE
                                            Director

Date:    March 26, 2001                     /s/ NORMAN A. CARLSON
                                            -----------------------------------
                                            NORMAN A. CARLSON
                                            Director

Date:    March 26, 2001                     /s/ BENJAMIN R. CIVILETTI
                                            -----------------------------------
                                            BENJAMIN R. CIVILETTI
                                            Director

Date:    March 26, 2001                     /s/ MANUEL J. JUSTIZ
                                            -----------------------------------
                                            MANUEL J. JUSTIZ
                                            Director

Date:    March 26, 2001                     /s/ JOHN F. RUFFLE
                                            -----------------------------------
                                            JOHN F. RUFFLE
                                            Director

Date:    March 26, 2001                     /s/ RICHARD H. GLANTON
                                            -----------------------------------
                                            RICHARD H. GLANTON
                                            Director



                                   27 of 30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Wackenhut Corrections Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wackenhut Corrections Corporation's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2001. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed above in item 14(a)2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
  February 8, 2001.


                                   28 of 30

                                  SCHEDULE II

                       WACKENHUT CORRECTIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000,
                     JANUARY 2, 2000, AND JANUARY 3, 1999

                                 (IN THOUSANDS)

-------------------------------------------- --------------   --------------    --------------    --------------    -------------
                                              BALANCE AT       CHARGED TO          CHARGED         DEDUCTIONS,       BALANCE AT
                                               BEGINNING        COST AND          TO OTHER           ACTUAL            END OF
                DESCRIPTION                    OF PERIOD        EXPENSES          ACCOUNTS        CHARGE-OFFS          PERIOD
-------------------------------------------- --------------   --------------    --------------    --------------    -------------

YEAR ENDED DECEMBER 31, 2000:
         Allowance for doubtful accounts     $     1,499      $  1,755          $    --           $  (1,992)        $  1,262

YEAR ENDED JANUARY 2, 2000:
         Allowance for doubtful accounts     $       401      $  1,474          $    --           $    (376)        $  1,499

YEAR ENDED JANUARY 3, 1999:
         Allowance for doubtful accounts     $        --      $    401          $    --           $      --         $    401




                                   29 of 30

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

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

10.12       Wackenhut Corrections Corporation 1999 Stock Option Plan.

13.0 Annual Report to shareholders for the year ended December 31, 2000, beginning with page F1 (to be deemed filed only to the extent required by the instructions to exhibits for reports on this Form 10-K).

21.1        Subsidiaries of the Company.

23.1        Consent of Independent Certified Public Accounts.

24.1        Powers of Attorney (included as part of the signature page hereto).



                                   30 of 30