Form 10-Q
period 2001-04-01
WACKENHUT CORRECTIONS CORP
filed 2001-05-09
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 1, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                               65-0043078
---------------------------------                         ---------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)



4200 Wackenhut Drive #100, Palm Beach Gardens, Florida             33410-4243
------------------------------------------------------           -------------
        (Address of principal executive offices)                   (Zip code)


                                 (561) 622-5656
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [X]   No [ ]

At May 4, 2001, 21,013,024 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended April 1, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                        WACKENHUT CORRECTIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 1, 2001 AND APRIL 2, 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               THIRTEEN WEEKS ENDED
                                                                        ----------------------------------
                                                                         APRIL 1, 2001     APRIL 2, 2000
                                                                        ----------------  ----------------
Revenues .....................................................            $ 135,003             $ 130,508

Operating expenses (including amounts related to The Wackenhut
  Corporation ("TWC") of $5,139 and $2,597) ..................              124,070               116,705

Depreciation and amortization ................................                2,457                 2,082
                                                                          ---------             ---------

    Contribution from operations .............................                8,476                11,721

G&A expense (including amounts related to
    TWC of $785 and $926) ....................................                5,933                 6,152
                                                                          ---------             ---------

    Operating income .........................................                2,543                 5,569

Interest income (including amounts related to
    TWC of $2 and $--) .......................................                  592                   699

Interest expense (including amounts related to
    TWC of $(15) and ($20)) ..................................                 (363)                 (160)
                                                                          ---------             ---------

Income before income taxes and equity in earnings
    of affiliates ............................................                2,772                 6,108

Provision for income taxes ...................................                1,082                 2,449
                                                                          ---------             ---------

Income before equity in earnings of affiliates ...............                1,690                 3,659

Equity in earnings of affiliates, net of income tax
    provision of $628 and $756 ...............................                  942                 1,130
                                                                          ---------             ---------

Net income ...................................................            $   2,632             $   4,789
                                                                          =========             =========
Basic earnings per share:
    Net income ...............................................            $    0.13             $    0.22
                                                                          =========             =========
    Basic weighted average shares outstanding ................               21,013                21,402
                                                                          =========             =========
Diluted earnings per share:
    Net income ...............................................            $    0.12             $    0.22
                                                                          =========             =========
    Diluted weighted average shares outstanding ..............               21,173                21,577
                                                                          =========             =========



        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                   APRIL 1, 2001         DECEMBER 31, 2000
                                                                --------------------    -------------------
                                                                      (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents .............................            $  24,097             $  33,821
     Accounts receivable, less allowance for doubtful
        accounts of $2,218 and $1,262 ......................               78,816                80,508
     Deferred income tax asset .............................                4,675                 4,124
     Other .................................................               11,846                11,184
                                                                        ---------             ---------
                  Total current assets .....................              119,434               129,637

Property and equipment, net ................................               54,557                54,620
Investments in and advances to affiliates ..................               16,674                30,610
Goodwill, net ..............................................                1,220                 1,398
Deferred income tax asset ..................................                1,202                 1,963
Other ......................................................                5,039                 5,343
                                                                        ---------             ---------
                                                                        $ 198,126             $ 223,571
                                                                        =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................            $  15,412             $  18,351
     Accrued payroll and related taxes .....................               13,652                12,744
     Accrued expenses ......................................               36,804                39,548
     Current portion of deferred revenue ...................                2,869                 2,993
                                                                        ---------             ---------
                  Total current liabilities ................               68,737                73,636
                                                                        ---------             ---------
Long-term debt .............................................                5,000                10,000
                                                                        ---------             ---------
Deferred revenue ...........................................               11,974                12,771
                                                                        ---------             ---------
Commitments and contingencies (Note 7)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ......................                   --                    --
     Common stock, $.01 par value,
         30,000,000 shares authorized,
         21,013,024 shares issued and
         outstanding .......................................                  210                   210
     Additional paid-in capital ............................               61,992                61,992
     Retained earnings .....................................               73,089                70,457
     Accumulated other comprehensive loss ..................              (22,876)               (5,495)
                                                                        ---------             ---------
                  Total shareholders' equity ...............              112,415               127,164
                                                                        ---------             ---------
                                                                        $ 198,126             $ 223,571
                                                                        =========             =========


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                         APRIL 1, 2001 AND APRIL 2, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THIRTEEN WEEKS ENDED
                                                                            ----------------------------------------------------
                                                                                 APRIL 1, 2001              APRIL 2, 2000
                                                                            -------------------------   ------------------------
Cash flows from operating activities:
         Net income ........................................................            $  2,632             $  4,789
         Adjustments to reconcile net income to net cash
         used in operating activities--
              Depreciation and amortization expense ........................               2,457                2,082
              Deferred tax provision (benefit) .............................                 210                 (234)
              Provision for bad debt expense ...............................                 977                  382
              Equity in earnings of affiliates .............................                (942)              (1,130)
         Changes in assets and liabilities --
           (Increase) decrease in assets:
              Accounts receivable ..........................................                (922)             (10,085)
              Other current assets .........................................              (1,343)                (818)
              Other assets .................................................                 298               (3,777)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ........................              (4,369)               3,436
              Accrued payroll and related taxes ............................               1,173                1,358
              Deferred revenue .............................................                (921)                (593)
                                                                                        --------             --------
         Net cash used in operating activities .............................                (750)              (4,590)
                                                                                        --------             --------
Cash flows from investing activities:
         Investments in affiliates .........................................                (115)                (169)
         Repayments of investments in affiliates ...........................               1,685                  157
         Capital expenditures ..............................................              (2,960)             (10,304)
                                                                                        --------             --------
         Net cash used in investing activities .............................              (1,390)             (10,316)
                                                                                        --------             --------
Cash flows from financing activities:
         Payments on debt ..................................................              (5,000)                  --
         Proceeds from issuance of debt ....................................                  --                6,000
         Advances from The Wackenhut Corporation ...........................               4,138                1,011
         Repayments to The Wackenhut Corporation ...........................              (4,138)              (1,011)
         Repurchase of common stock ........................................                  --               (4,245)
                                                                                        --------             --------
         Net cash (used in) provided by financing activities ...............              (5,000)               1,755
                                                                                        --------             --------
Effect of exchange rate changes on cash ....................................              (2,584)                (706)
Net decrease in cash .......................................................              (9,724)             (13,857)
Cash, beginning of period ..................................................              33,821               41,029
                                                                                        --------             --------
Cash, end of period ........................................................            $ 24,097             $ 27,172
                                                                                        ========             ========
Supplemental disclosures:
         Cash paid for income taxes ........................................            $    118             $  2,153
                                                                                        ========             ========
         Cash paid for interest ............................................            $    226             $     28
                                                                                        ========             ========


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 26, 2001 for the fiscal year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

The Company adopted Statement of Financial Accounting Standards No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. The adoption of SFAS 133 resulted in approximately a $14 million reduction in shareholders' equity in the Company's financial statements for the quarter ended April 1, 2001.

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                                THIRTEEN WEEKS ENDED
                                        ------------------------------------
                                         APRIL 1, 2001        APRIL 2, 2000
                                        --------------       --------------

REVENUES

       Domestic operations ...........      $110,702            $102,197
       International operations.......        24,301              28,311
                                            --------            --------
        Total revenues ...............      $135,003            $130,508
                                            ========            ========

OPERATING INCOME

       Domestic operations ...........      $  1,278            $  1,651
       International operations.......         1,265               3,918
                                            --------            --------
         Total operating income.......      $  2,543            $  5,569
                                            ========            ========





                                                       AS OF
                                         ------------------------------------
LONG-LIVED ASSETS                        APRIL 1, 2001      DECEMBER 31, 2000
                                         -------------      -----------------

      Domestic operations ............      $ 49,129            $ 48,274
      International operations .......         5,428               6,346
                                            --------            --------
         Total long-lived assets......      $ 54,557            $ 54,620
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

                                         THIRTEEN WEEKS ENDED
                                 ------------------------------------------
                                    APRIL 1, 2001           APRIL 2, 2000
                                 --------------------    ------------------
STATEMENT OF OPERATIONS DATA

Revenues ...................            $ 32,969            $ 37,124
Operating income ...........               6,361               7,889
Net income .................               1,956               2,260

BALANCE SHEET DATA

Current assets .............            $ 65,226            $ 51,251
Noncurrent assets ..........             276,547             236,840
Current liabilities ........              30,205              20,170
Noncurrent liabilities .....             284,693             247,014
Stockholders' equity .......              26,875              20,907


In addition, during the later part of 2000, the Company began developing a correctional facility and preparing for facility operation in South Africa through 50% owned affiliates. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

                                                   THIRTEEN WEEKS ENDED
                                                  ----------------------
                                                      APRIL 1, 2001
                                                  ----------------------
STATEMENT OF OPERATIONS DATA

Revenues....................................            $       --
Operating loss..............................                  (166)
Net loss....................................                   (72)

BALANCE SHEET DATA

Current assets..............................            $    4,323
Noncurrent assets...........................                21,530
Current liabilities.........................                    28
Noncurrent liabilities......................                19,336
Stockholders' equity........................                 6,489

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows (dollars in thousands):


                                                                          THIRTEEN WEEKS ENDED
                                                               ---------------------------------------------
                                                                   APRIL 1, 2001            APRIL 2, 2000
                                                               --------------------      -------------------
Net income ................................................            $  2,632             $ 4,789
Foreign currency translation adjustments, net of income tax
     benefit of $2,295 and $1,077, respectively ...........              (3,443)             (1,609)
Unrealized loss on affiliate's derivative instruments .....             (13,938)                 --
                                                                       --------             -------
Comprehensive income (loss) ...............................            $(14,749)            $ 3,180
                                                                       ========             =======


4. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).

                                            THIRTEEN WEEKS ENDED
                                    --------------------------------------
                                      APRIL 1, 2001        APRIL 2, 2000
                                    -----------------    -----------------
Net Income ...................            $ 2,632            $ 4,789

Basic earnings per share:
Weighted average shares
  outstanding ................             21,013             21,402
                                          =======            =======
Per share amount .............            $  0.13            $  0.22
                                          =======            =======

Diluted earnings per share:
Weighted average shares
  outstanding ................             21,013             21,402
Effect of dilutive securities:
Employee and director stock
  options ....................                160                175
                                          -------            -------
Weighted average shares
  assuming dilution ..........             21,173             21,577
                                          =======            =======

Per share amount .............            $  0.12            $  0.22
                                          =======            =======

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4. EARNINGS PER SHARE (CONTINUED)

Options to purchase 889,500 shares of the Company's common stock, with exercise prices ranging from $9.30 to $26.88 per share and expiration dates between 2005 and 2011, were outstanding at April 1, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At April 2, 2000, outstanding options to purchase 766,200 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 and expiration dates between 2005 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

5. LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5.0 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. At April 1, 2001, the interest rate for this facility was 6.7%. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At April 1, 2001, $5.0 million was outstanding under this facility. In addition, at April 1, 2001, the Company had six standby letters of credit in an aggregate amount of approximately $2.8 million. Availability related to these instruments at April 1, 2001 was $25.0 million. At April 1, 2001, the Company also had twelve letters of guarantee totaling approximately $12.8 million under separate international facilities.

6. COMMON SHARES REPURCHASED AND RETIRED

On February 18, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, in addition to the 1,000,000 shares previously authorized for repurchase. As of April 1, 2001, the Company had repurchased and retired a total of 1,378,000 of the 1,500,000 common shares authorized for repurchase at an average price per share of $15.77.

7. COMMITMENTS AND CONTINGENCIES

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

                        WACKENHUT CORRECTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the third quarter of 2000, the Company recorded an operating charge of $3.8 million ($2.3 million after tax) for the 276-bed Jena Juvenile Justice Center in Jena, Louisiana. The charge represented the expected losses to be incurred on the lease with Correctional Properties Trust ("CPV"), including lease costs and property taxes. Management estimates that the facility will remain inactive through the end of 2001.

The Company is continuing its efforts to sublease or find an alternative correctional use for the facility. If the Company is unable to sublease or find an alternative correctional use for the facility by the end of 2001, there would be an adverse impact on the Company's financial position, future results of operations and future cash flows.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001, for further discussion and analysis of information pertaining to the Company's results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the May 3, 2001 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom;
(3) an increase in unreimbursed labor rates; (4) the Company's ability to expand correctional services and diversify its services in the mental health services market; (5) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (7) the Company's ability to expand its core capabilities pursuant to its organizational restructuring program implemented in 2000; (8) the Company's ability to lease or sell the Jena Louisiana Facility; (9) the Company's ability to timely terminate services with the Arkansas Department of Correction without substantial costs; (10) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (11) the Company's ability to estimate the government's level of dependency on privatization; (12) the Company's ability to create long-term earnings visibility; (13) the Company's ability to obtain future low-interest financing; and (14) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business and other factors contained in the Company's Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from operations, borrowings under its credit facilities, and sale of its right to acquire prison facilities. Cash and cash equivalents as of April 1, 2001 were $24.1 million, a decrease of $9.7 million from December 31, 2000.

Cash used in operating activities amounted to $0.8 million in the thirteen weeks ended April 1, 2001 ("First Quarter 2001") versus cash used in operating activities of $4.6 million in the thirteen weeks ended April 2, 2000 ("First Quarter 2000") primarily reflecting lower balances in accounts receivable and accounts payable and accrued expenses.

Cash used in investing activities decreased by $8.9 million in the First Quarter 2001 as compared to First Quarter 2000. The decrease was primarily the result of lower capital expenditures. The First Quarter 2000 included expenditures for the construction of the San Diego facility.

Cash used in financing activities was $5.0 million in the First Quarter 2001 as compared to cash provided by financing activities of $1.8 million in First Quarter 2000. The change was primarily due to the payment of $5.0 million of long-term debt.

Working capital decreased from $56.0 million at December 31, 2000 to $50.7 million at April 1, 2001 primarily due to the decrease in cash and cash equivalents and accounts receivable offset by a decrease in accounts payable.

As of April 1, 2001, the Company has operating leases utilizing approximately $154.3 million of the Company's $220 million operating lease facility. The Company has $5.0 million outstanding of its $30 million multi-currency revolving credit facility. This facility may also fund new project development.

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

COMPARISON OF THIRTEEN WEEKS ENDED APRIL 1, 2001 AND THIRTEEN WEEKS ENDED APRIL 2, 2000

Revenues increased by 3.4% to $135.0 million in the thirteen weeks ended April 1, 2001 from $130.5 million in the thirteen weeks ended April 2, 2000. Approximately $12.8 million of the increase in revenues in First Quarter 2001 compared to First Quarter 2000 is attributable to increased compensated resident days resulting from the opening of two facilities in 2000 (Auckland Central

                        WACKENHUT CORRECTIONS CORPORATION

Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July, 2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $7.1 million in the First Quarter 2001 compared to First Quarter 2000 due to the substantial completion of construction of South Florida State Hospital. Revenues also decreased by approximately $1.7 million in First Quarter 2001 as compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

The number of compensated resident days in domestic facilities increased to 2,295,225 in First Quarter 2001 from 2,165,872 in First Quarter 2000. The average facility occupancy in domestic facilities was 96.9% of capacity in First Quarter 2001 compared to 97.3% in First Quarter 2000. Compensated resident days in Australian facilities decreased to 449,999 from 486,346 for the comparable periods primarily due to lower compensated resident days at the immigration detention facilities.

Operating expenses increased by 6.3% to $124.1 million in First Quarter 2001 compared to $116.7 million in First Quarter 2000. As a percentage of revenue, operating expenses increased to 91.9% in First Quarter 2001 from 89.4% in the comparable period in 2000. This increase primarily reflects $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities as well as a full quarter's operating expenses for the two facilities opened in 2000. Additionally, there are secondary factors contributing to the increase including expenses related to construction activities and increases in general and comprehensive liability insurance premiums.

The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is implementing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. Unanticipated additional insurance costs could adversely impact the Company's Fiscal 2001 results of operations.

Depreciation and amortization increased to $2.5 million in First Quarter 2001 from $2.1 million in First Quarter 2000. As a percentage of revenue, depreciation and amortization slightly increased to 1.8% in First Quarter 2001 from 1.6% in the First Quarter 2000. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contribution from operations decreased 27.7% to $8.5 million in First Quarter 2001 from $11.7 million in First Quarter 2000. As a percentage of revenue, contribution from operations decreased to 6.3% in First Quarter 2001 from 9.0% in First Quarter 2000. This decrease is primarily due to start-up costs and the other factors impacting the increase in operating expenses and depreciation and amortization expense as discussed above.

General and administrative expenses decreased 3.6% to $5.9 million in First Quarter 2001 from $6.2 million in First Quarter 2000. As a percentage of revenue, general and administrative expenses decreased to 4.4% in First Quarter 2001 from 4.7% in First Quarter 2000. The decrease reflects a reduction in costs related to the Company's services agreement with The Wackenhut Corporation as well as lower consulting and professional fees.

Operating income decreased by 54.3% to $2.5 million in First Quarter 2001 from $5.6 million in First Quarter 2000. As a percentage of revenue, operating income

                        WACKENHUT CORRECTIONS CORPORATION

decreased to 1.9% in First Quarter 2001 from 4.3% in First Quarter 2000 due to start-up costs and the factors impacting contribution from operations and general and administrative expenses.

Interest income was $0.6 million during First Quarter 2001 compared to $0.7 million in First Quarter 2000 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt.

Interest expense was $0.4 million during First Quarter 2001 compared to $0.2 million in First Quarter 2000 resulting from increased interest expense on the revolving credit facility.

Income before income taxes and equity in earnings of affiliates decreased to $2.8 million in First Quarter 2001 from $6.1 million in First Quarter 2000 due to the factors described above.

Provision for income taxes decreased to $1.1 million in First Quarter 2001 from $2.4 million in First Quarter 2000 due to lower taxable income.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.9 million in First Quarter 2001 from $1.1 million in First Quarter 2000 due primarily to the devaluation of the British pound relative to the U.S. dollar.

Net income decreased to $2.6 million in First Quarter 2001 from $4.8 million in First Quarter 2000 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirteen weeks ended April 1, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b) Reports on Form 8-K - The Company did not file a current report on Form 8-K during the thirteen weeks ended April 1, 2001.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WACKENHUT CORRECTIONS CORPORATION





MAY 9, 2001                      /s/ JOHN G. O'ROURKE
-------------------              --------------------------------------------
Date                             John G. O'Rourke
                                 Senior Vice President - Finance, Chief
                                 Financial Officer and Treasurer
                                 (Principal Financial Officer)