Form 10-Q
period 2001-07-01
WACKENHUT CORRECTIONS CORP
filed 2001-08-10
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         65-0043078
----------------------------                                ----------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida              33410-4243
------------------------------------------------------              ----------
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

                                 Yes [X] No [ ]

At August 7, 2001, 21,057,224 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended July 1, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                        WACKENHUT CORRECTIONS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                          JULY 1, 2001 AND JULY 2, 2000
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                      -----------------------------------    -----------------------------------
                                                       JULY 1, 2001       JULY 2, 2000        JULY 1, 2001       JULY 2, 2000
                                                      ----------------   ----------------    ----------------   ----------------
Revenues ..........................................       $ 141,715        $ 133,875            $ 276,718          $ 264,383

Operating expenses (including amounts related
    to The Wackenhut Corporation ("TWC") of $4,936,
    $3,125, $10,075 and $5,722) ...................         126,862          121,835              250,932            238,540

Depreciation and amortization .....................           2,277            1,806                4,734              3,888
                                                          ---------        ---------            ---------          ---------

    Contribution from operations ..................          12,576           10,234               21,052             21,955

G&A expense (including amounts related to
    TWC of $781, $954, $1,566 and $1,880) .........           6,159            5,154               12,092             11,306
                                                          ---------        ---------            ---------          ---------

    Operating income ..............................           6,417            5,080                8,960             10,649

Interest income (including amounts related to
     TWC of $3, $28, $5 and $28) ..................             531              741                1,123              1,440

Interest expense (including amounts related to
    TWC of $13, $33, $28, and $53) ................            (268)            (252)                (631)              (412)

Other income ......................................              --              640                   --                640
                                                          ---------        ---------            ---------          ---------

Income before income taxes and equity in earnings
    of affiliates .................................           6,680            6,209                9,452             12,317

Provision for income taxes ........................           2,568            2,490                3,650              4,939
                                                          ---------        ---------            ---------          ---------

Income before equity in earnings of affiliates ....           4,112            3,719                5,802              7,378

Equity in earnings of affiliates, net of income
tax provision of $807, $740, $1,435 and $1,496 ....           1,211            1,119                2,153              2,249
                                                          ---------        ---------            ---------          ---------
Net income ........................................       $   5,323        $   4,838            $   7,955          $   9,627
                                                          =========        =========            =========          =========

Basic earnings per share ..........................       $    0.25        $    0.23            $    0.38          $    0.45
                                                          =========        =========            =========          =========
Basic weighted average shares outstanding .........          21,026           21,011               21,019             21,207
                                                          =========        =========            =========          =========

Diluted earnings per share ........................       $    0.25        $    0.23            $    0.37          $    0.45
                                                          =========        =========            =========          =========
Diluted weighted average shares outstanding .......          21,246           21,142               21,211             21,360
                                                          =========        =========            =========          =========



        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                      JULY 1, 2001               DECEMBER 31, 2000
                                                                --------------------------    -------------------------
                                                                       (UNAUDITED)

ASSETS
Current Assets:
     Cash and cash equivalents .............................               $  34,200                $  33,821
     Accounts receivable, less allowance for doubtful
          accounts of $2,517 and $1,262 ....................                  72,974                   80,508
     Deferred income tax asset .............................                   5,063                    4,124
     Other .................................................                  12,127                   11,184
                                                                           ---------                ---------
                  Total current assets .....................                 124,364                  129,637

Property and equipment, net ................................                  54,203                   54,620
Investments in and advances to affiliates ..................                  22,281                   30,610
Goodwill, net ..............................................                   1,175                    1,398
Deferred income tax asset ..................................                   1,108                    1,963
Other ......................................................                   6,958                    5,343
                                                                           ---------                ---------
                                                                           $ 210,089                $ 223,571
                                                                           =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ......................................               $  14,624                $  18,351
     Accrued payroll and related taxes .....................                  14,664                   12,744
     Accrued expenses ......................................                  41,100                   39,548
     Current portion of deferred revenue ...................                   2,846                    2,993
                                                                           ---------                ---------
                  Total current liabilities ................                  73,234                   73,636
                                                                           ---------                ---------
Long-term debt .............................................                      --                   10,000
Deferred revenue ...........................................                  11,269                   12,771
Other ......................................................                   1,995                       --
Commitments and contingencies (Note 6)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ......................                      --                       --
     Common stock, $.01 par value,
         30,000,000 shares authorized,
         21,057,224 and 21,013,024 shares
         issued and outstanding ............................                     211                      210
     Additional paid-in capital ............................                  62,341                   61,992
     Retained earnings .....................................                  78,412                   70,457
     Accumulated other comprehensive loss ..................                 (17,373)                  (5,495)
                                                                           ---------                ---------
                  Total shareholders' equity ...............                 123,591                  127,164
                                                                           ---------                ---------
                                                                           $ 210,089                $ 223,571
                                                                           =========                =========


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                          JULY 1, 2001 AND JULY 2, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        TWENTY-SIX WEEKS ENDED
                                                                            -----------------------------------------------
                                                                                 JULY 1, 2001               JULY 2, 2000
                                                                            ------------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ........................................................           $  7,955            $  9,627
         Adjustments to reconcile net income to net cash
         provided by operating activities--
              Depreciation and amortization expense ........................              4,734               3,888
              Deferred tax (benefit) .......................................                (84)               (728)
              Tax benefit related to employee stock options ................                168                  --
              Provision for bad debts ......................................              1,940                 859
              Gain on sale of loans receivable .............................                 --                (640)
              Equity in earnings of affiliates .............................             (2,153)             (2,249)

         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable ..........................................              4,602                 447
              Other current assets .........................................             (1,572)               (646)
              Other assets .................................................             (1,602)             (3,593)

         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ........................             (2,275)              7,893
              Accrued payroll and related taxes ............................              2,107                 793
              Deferred revenue .............................................             (1,649)               (591)
              Other liabilities ............................................              1,995                  --
                                                                                       --------            --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ....................             14,166              15,060
                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates .........................................                (30)             (1,135)
         Repayments of investments in affiliates ...........................              2,888                 157
         Proceeds from the sale of loans receivable ........................                 --               2,461
         Capital expenditures ..............................................             (4,577)            (14,864)
                                                                                       --------            --------
              NET CASH USED IN INVESTING ACTIVITIES ........................             (1,719)            (13,381)
                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances to The Wackenhut Corporation .............................             15,493              31,903
         Repayments from The Wackenhut Corporation .........................            (15,493)            (31,903)
         Proceeds from long-term debt ......................................                 --               9,000
         Payments of long-term debt ........................................            (10,000)                 --
         Proceeds from exercise of stock options ...........................                182                  --
         Repurchase of common stock ........................................                 --              (4,933)
                                                                                       --------            --------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........             (9,818)              4,067
                                                                                       --------            --------
Effect of exchange rate changes on cash ....................................             (2,250)             (1,037)
Net increase in cash .......................................................                379               4,709
Cash, beginning of period ..................................................             33,821              41,029
                                                                                       --------            --------
CASH, END OF PERIOD ........................................................           $ 34,200            $ 45,738
                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURES:
         Cash paid for income taxes ........................................           $  1,201            $  4,543
                                                                                       ========            ========
         Cash paid for interest ............................................           $    366            $     80
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

The Company adopted Statement of Financial Accounting Standards No.133 ("SFAS 133 "), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. As of July 1, 2001, the swaps approximated $9 million which is reflected as a reduction in shareholders' equity in the Company's financial statements for the quarter ended July 1, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 " Accounting for Preacquistion Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

                        WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):


                                               THIRTEEN WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                         --------------------------------------     --------------------------------------
                                            JULY 1, 2001        JULY 2, 2000           JULY 1, 2001        JULY 2, 2000
                                         ------------------- -------------------    ------------------- -------------------

REVENUES
       Domestic operations ....               $115,630            $105,115               $226,332               $207,312
       International operations                 26,085              28,760                 50,386                 57,071
                                              --------            --------               --------               --------
        Total revenues ........               $141,715            $133,875               $276,718               $264,383
                                              ========            ========               ========               ========

OPERATING INCOME
      Domestic operations .....               $  5,506            $  2,273               $  6,771               $  3,924
      International operations                     911               2,807                  2,189                  6,725
                                              --------            --------               --------               --------
         Total operating income               $  6,417            $  5,080               $  8,960               $ 10,649
                                              ========            ========               ========               ========



                                                       AS OF
                                           -----------------------------------
                                           JULY 1, 2001      DECEMBER 31, 2000
                                           -------------     -----------------
LONG-LIVED ASSETS
      Domestic operations ......               $48,493               $48,274
      International operations .                 5,710                 6,346
                                               -------               -------
         Total long-lived assets               $54,203               $54,620
                                               =======               =======


Long-lived assets consist of property, plant and equipment.

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

                                           TWENTY-SIX WEEKS ENDED
                                   -------------------------------------------
                                      JULY 1, 2001            JULY 2, 2000
                                   -------------------   ---------------------
STATEMENT OF OPERATIONS DATA
Revenues ...................               $ 70,229               $ 72,114
Operating income ...........                 13,767                 15,639
Net income .................                  4,556                  4,498

BALANCE SHEET DATA
Current Assets .............               $ 58,937               $ 60,531
Noncurrent Assets ..........                287,351                248,561
Current liabilities ........                 34,581                 29,467
Noncurrent liabilities .....                283,165                258,685
Stockholders' equity .......                 28,542                 20,940

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

                                           TWENTY-SIX WEEKS ENDED
                                               JULY 1, 2001
                                           ---------------------
STATEMENT OF OPERATIONS DATA
Revenues ...................                    $     --
Operating loss .............                        (377)
Net loss ...................                        (250)

BALANCE SHEET DATA

Current Assets .............                    $  5,523
Noncurrent Assets ..........                      30,535
Current liabilities ........                          49
Noncurrent liabilities .....                      29,684
Stockholders' equity .......                       6,325

3.       COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                      THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                              --------------------------------------    --------------------------------------
                                                JULY 1, 2001         JULY 2, 2000         JULY 1, 2001         JULY 2, 2000
                                              -----------------    -----------------    -----------------    -----------------
Net income ................................       $  5,323             $  4,838           $  7,955           $  9,627
Foreign currency translation adjustments,
    net of income tax (expense) benefit of
    ($416), $191, $1,879 and $1,268,
    respectively ..........................            624                 (285)            (2,819)            (1,894)
Cumulative effect of change in accounting
    principle related to affiliate's
    derivative instruments, net of income
    tax benefit of $--, $--, $8,062, $--,
    respectively ..........................             --                   --            (12,093)                --
Unrealized gain (loss) on affiliate's
    derivative instruments, net of income
    tax expense of $3,253, $--, $2,023,
    $--, respectively .....................          4,879                   --              3,034                 --
                                                  --------             --------           --------           --------
Comprehensive income (loss) ...............       $ 10,826             $  4,553           $ (3,923)          $  7,733
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


                                               THIRTEEN WEEKS ENDED                      TWENTY-SIX WEEKS ENDED
                                       --------------------------------------     -------------------------------------
                                         JULY 1, 2001         JULY 2, 2000         JULY 1, 2001         JULY 2, 2000
                                       -----------------    -----------------     ----------------     ----------------
Net Income ...................               $ 5,323            $ 4,838               $ 7,955               $ 9,627

Basic earnings per share:
Weighted average shares
  outstanding ................                21,026             21,011                21,019                21,207
                                             =======            =======               =======               =======
Per share amount .............               $  0.25            $  0.23               $  0.38               $  0.45
                                             =======            =======               =======               =======
Diluted earnings per share:
Weighted average shares
  outstanding ................                21,026             21,011                21,019                21,207
Effect of dilutive securities:
Employee and director stock
  options ....................                   220                131                   192                   153
                                             -------            -------               -------               -------
Weighted average shares
  assuming dilution ..........                21,246             21,142                21,211                21,360
                                             =======            =======               =======               =======
Per share amount .............               $  0.25            $  0.23               $  0.37               $  0.45
                                             =======            =======               =======               =======



Options to purchase 521,000 shares of the Company's common stock, with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2009, were outstanding at the thirteen weeks ended July 1, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the thirteen weeks ended July 2, 2000, outstanding options to purchase 1,051,200 shares of the Company's common stock, with exercise prices ranging from $7.88 to $26.88 and expiration dates between 2005 and 2010, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

Options to purchase 629,000 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 per share and expiration dates between 2005 and 2011, were outstanding at the twenty-six weeks ended July 1, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the twenty-six weeks ended July 2, 2000, outstanding options to purchase 766,200 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 and expiration dates between 2005 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

                        WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5.0 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At July 1, 2001, no amount was outstanding under this facility. In addition, at July 1, 2001, the Company had six standby letters of credit in an aggregate amount of approximately $2.8 million. Availability related to these instruments at July 1, 2001 was $30.0 million. At July 1, 2001, the Company also had twelve letters of guarantee totaling approximately $12.6 million under separate international facilities.

6.       COMMITMENTS AND CONTINGENCIES

The Company previously disclosed that the Travis County, Texas District Attorney was reviewing certain Company documents related to the operation of the Company's facility in Travis County, Texas. The Company no longer operates the facility and has no further information related to the document review.

During the third quarter of 2000, the Company recorded an operating charge of $3.8 million ($2.3 million after tax) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which had been vacated. The charge represented the expected losses to be incurred under the lease agreement with Correctional Properties Trust ("CPV"), including lease costs and property taxes for the second half of 2000 and all of 2001. At that time, management estimated the Jena Facility would remain inactive through the end of 2001.

In June 2001, the Louisiana State Senate passed a resolution requesting the Louisiana Department of Public Safety and Corrections to enter into discussions and negotiations regarding the potential purchase of a facility in LaSalle Parish. Subsequently, the State and the Company in coordination with CPV began discussions regarding the sale of the Jena Facility located in LaSalle Parish.

In addition to these activities, the Company is continuing its efforts to sublease or find an alternative correctional use for the Facility including a sale of the Facility to a Federal agency. There can be no assurance that the Company and CPV will be able to successfully negotiate with any of these entities for the final sale or alternate use of the Facility. In the event the Facility is sold or subleased at a loss, the Company would be required to compensate CPV for such loss. If CPV does not complete a sale of the Facility prior to December 30, 2001 or if the Company is unable to sublease or find an alternative correctional use for the Facility during 2001, an additional charge related to the Facility would be required. The Company estimates the impact of any delay past December 30, 2001 to be approximately $2 million per year during the period in which the Facility is expected to be vacant. The Company's total remaining obligation under the lease agreement is approximately $16 million.

                        WACKENHUT CORRECTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 30, 2001, the Company's contract with the Arkansas Board of Correction and Community Punishment and the Arkansas Department of Correction for the management of the Grimes and McPherson correctional facilities expired and the contract was discontinued by mutual agreement between the client and the Company. Costs associated with the expiration of the contract were not significant. Management believes that the expiration of the contract will not have a material negative financial impact on the Company's future results of operations or cash flows.

On July 11, 2001 the Company issued a 120-day notice to the Delaware County Board of Prison Inspectors, pursuant to the terms of its contract, to discontinue its operation of the George W. Hill Correctional Facility located in Thornton, Pennsylvania effective November 11, 2001. Costs associated with the discontinuation of this contract are not expected to be significant. The Company does not expect the discontinuation of the management contract to have a significant adverse impact on the Company's future results of operations or cash flows.

In December 1997, the Company entered into a $220 million operating lease facility established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the operating lease facility. These obligations include, among other things, amounts equal to 88% of amounts outstanding under the operating lease facility.

7.       RETIREMENT AND DEFERRED COMPENSATION PLANS

During the quarter ending July 1, 2001, the Company established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $150,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In the event of death before retirement, annual benefits are paid to beneficiaries for a period of 12.5 years. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The related accumulated benefit obligation is included in other liabilities on the accompanying consolidated balance sheet.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the Company's August 2, 2001 earnings press release contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom;
(3) an increase in unreimbursed labor rates; (4) the Company's ability to expand correctional services and diversify its services in the mental health services market; (5) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (7) the Company's ability to expand its core capabilities pursuant to its organizational restructuring program implemented in 2000; (8) the Company's ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with CPV; (9) the Company's ability to timely terminate services with the Delaware County Board of Prison Inspectors without substantial costs; (10) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (11) the Company's ability to estimate the government's level of dependency on privatization; (12) the Company's ability to create long-term earnings visibility; (13) the Company's ability to obtain future low-interest financing; (14) the Company's exposure to rising general liability and workers' compensation insurance costs; and (15) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business and other factors contained in the Company's Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at July 1, 2001 of $34.2 million increased $0.4 million from December 31, 2000. Cash provided by operating activities amounted to $14.2 million in the twenty-six weeks ended July 1, 2001 ("First Half 2001") versus cash provided by operating activities of $15.1 million in twenty-six weeks ended July 2, 2000 ("First Half 2000") primarily reflecting a decline in net income.

Cash used in investing activities amounted to $1.7 million in the First Half 2001 compared to $13.4 million in the First Half 2000. The change is primarily a result of fewer capital expenditures in the First Half 2001. In the First Half 2000, the Company also recognized a gain from the sale of a portion of the Company's loan receivable from an overseas affiliate.

Cash used in financing activities in the First Half 2001 amounted to $9.8 million compared to cash provided by financing activities of $4.1 million in the First Half 2000. The change is due primarily to the Company repaying $10.0 million of its long-term debt as compared to proceeds received by the Company of $9.0 million in the First Half 2000.

Working capital decreased from $56.0 million at December 31, 2000 to $51.1 million at the end of the Second Quarter of 2001 primarily due to the paydown of the Company's long-term debt.

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

As of July 1, 2001, the Company had no amount outstanding on its $30 million revolving credit facility for the funding of construction projects. As of July 1, 2001, approximately $154.3 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for completed properties. Currently there are no properties under development and the Company has available capacity of approximately $23 million remaining under the operating lease facility. The Company is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. As of July 1, 2001, the swaps approximated $9 million which is reflected as a reduction in shareholders' equity in the Company's financial statements for the quarter ended July 1, 2001.

                        WACKENHUT CORRECTIONS CORPORATION

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 " Accounting for Preacquistion Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED JULY 1, 2001 AND THIRTEEN WEEKS ENDED JULY 2, 2000

Revenues increased by 5.9% to $141.7 million in the thirteen weeks ended July 1, 2001 ("Second Quarter 2001") from $133.9 million in the thirteen weeks ended July 2, 2000 ("Second Quarter 2000"). The increase in revenues is the result of new facility openings offset by lower construction revenue, closure of one facility and lower mandays at the Department of Immigration and Multicultural Affairs ("DIMA") facilities. Specifically, revenue increased approximately $18.4 million in Second Quarter 2001 compared to Second Quarter 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July
2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $8.2 million in the Second Quarter 2001 compared to the Second Quarter 2000 due to the substantial completion of construction of South Florida State Hospital. Revenues also decreased by approximately $5.9 million in Second Quarter 2001 compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center and a decline in mandays at the DIMA facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 2,358,801 in Second Quarter 2001 from 2,163,793 in Second Quarter 2000. The average facility occupancy in domestic facilities decreased to 96.8% of capacity in Second Quarter 2001 compared to 97.2% in Second Quarter 2000 due primarily to the termination of the Jena Juvenile Justice Center contract. Compensated resident days in Australian facilities decreased to 446,418 from 513,205 for the comparable periods primarily due to lower compensated resident days at the DIMA facilities.

                        WACKENHUT CORRECTIONS CORPORATION

Operating expenses increased by 4.1% to $126.9 million in Second Quarter 2001 compared to $121.8 million in Second Quarter 2000. As a percentage of revenues, operating expenses decreased to 89.5% in Second Quarter 2001 from 91.0% in the comparable period in 2000. The increase in operating expenses primarily reflected the four facilities that were opened in 2001 and 2000, as described above. Additionally, there are secondary factors contributing to the increase including expenses related to construction activities, increases in general and comprehensive liability insurance premiums and increases in utility costs.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided by an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is implementing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. The Company anticipates significant increased insurance costs during the third and fourth quarters of 2001. These increases could adversely impact the Company's 2001 results of operations and cash flows.

Depreciation and amortization increased by 26.1% to $2.3 million in Second Quarter 2001 from $1.8 million in Second Quarter 2000. As a percentage of revenues, depreciation and amortization increased to 1.6% in Second Quarter 2001 from 1.3% in the Second Quarter in 2000. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contribution from operations increased 22.9% to $12.6 million in Second Quarter 2001 from $10.2 million in Second Quarter 2000. As a percentage of revenue, contribution from operations increased to 8.9% in Second Quarter 2001 from 7.6% in Second Quarter 2000. This increase is primarily the result of the activation of newly constructed facilities as discussed above, the decline in construction activity and improved financial performance at a number of additional facilities.

General and administrative expenses increased by 19.5% to $6.2 million in Second Quarter 2001 from $5.2 million in Second Quarter 2000. As a percentage of revenue, general and administrative expenses increased to 4.3% in Second Quarter 2001 from 3.8% in Second Quarter 2000. The increase reflects costs primarily related to additional infrastructure.

Interest income was $0.5 million during the Second Quarter 2001 compared to $0.7 million in Second Quarter 2000 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt as well as lower interest rates since the beginning of the year.

Interest expense was $0.3 million during the Second Quarter 2001 and Second Quarter 2000.

Other income in Second Quarter 2000 of $0.6 million represents the one-time gain from the sale of subordinated debt with an international joint venture. There was no such activity in the second quarter 2001.

Provision for income taxes increased to $2.6 million in Second Quarter 2001 from $2.5 million in Second Quarter 2000 due to higher taxable income. This was offset by a lower effective tax rate.

Equity in earnings of affiliates, net of income tax provision increased to $1.2 million in Second Quarter 2001 from $1.1 million in Second Quarter 2000.

                        WACKENHUT CORRECTIONS CORPORATION

COMPARISON OF TWENTY-SIX WEEKS ENDED JULY 1, 2001 AND TWENTY-SIX WEEKS ENDED JULY 2, 2000:

Revenues increased by 4.7% to $276.7 million in the twenty-six weeks ended July 1, 2001 from $264.4 million in the twenty-six weeks ended July 2, 2000. The increase in revenues is the result of new facility openings offset by lower construction revenue, closure of one facility and lower mandays at the DIMA facilities. Specifically, revenue increased approximately $31.1 million in First Half 2001 compared to First Half 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July 2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $12.3 million in the First Half 2001 compared to the First Half 2000 due to the substantial completion of construction of South Florida State Hospital. Revenues also decreased by approximately $13.7 million in First Half 2001 compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center and a decline in mandays at the DIMA facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

The number of compensated resident days in domestic facilities increased to 4,654,026 in First Half 2001 from 4,329,665 in First Half 2000. The average facility occupancy in domestic facilities slightly decreased to 96.8% of capacity in First Half 2001 compared to 97.3% in First Half 2000 due primarily to the termination of the Jena Juvenile Justice Center contract. Compensated resident days in Australian facilities decreased to 896,417 from 999,551 for the comparable period primarily due to lower compensated resident days at the DIMA facilities.

Operating expenses increased by 5.2% to $250.9 million in First Half 2001 compared to $238.5 million in First Half 2000. As a percentage of revenues, operating expenses increased to 90.7% in First Half 2001 from 90.2% in the comparable period in 2000. The increase in operating expenses primarily reflects $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities in the First Quarter 2001, as well as a full quarter of operating expenses related to these facilities and two full quarters of operating expenses for the facilities opened in July 2000. Additionally, there are secondary factors contributing to the increase including expenses related to construction activities, increases in general and comprehensive liability insurance premiums and increases in utility costs.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided by an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is implementing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. The Company anticipates significant increased insurance costs during the third and fourth quarters of 2001. These increases could adversely impact the Company's 2001 results of operations and cash flows.

Depreciation and amortization increased by 21.8% to $4.7 million in the First Half 2001 from $3.9 million in the First Half 2000. As a percentage of revenue, depreciation and amortization increased to 1.7% from 1.5%. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

                        WACKENHUT CORRECTIONS CORPORATION

Contributions from operations decreased by 4.1% to $21.1 million in First Half 2001 from $22.0 million in First Half 2000. As a percentage of revenue, contribution from operations decreased to 7.6% in First Half 2001 from 8.3% in First Half 2000. As discussed above, this decrease is primarily attributable to the factors impacting the increase in operating expenses and depreciation and amortization expenses.

General and administrative expenses increased by 7.0% to $12.1 million in First Half 2001 from $11.3 million in First Half 2000. As a percentage of revenue, general and administrative expenses increased to 4.4% in the First Half 2001 from 4.3% in the First Half 2000. This increase reflects costs related to additional infrastructure.

Interest income was $1.1 million during the First Half 2001 compared to $1.4 million in First Half 2000 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt as well as lower of interest rates since the beginning of the year.

Interest expense was $0.6 million during the First Half 2001 compared to $0.4 million in First Half 2000. The increase is related to interest on borrowings related to leasehold improvements at the San Diego facility.

Other income in the First Half 2000 of $0.6 million represents the one-time gain from the sale of subordinated debt with an international joint venture. There was no such activity in the First Half 2001.

Provision for income taxes decreased to $3.7 million in First Half 2001 from $4.9 million in First Half 2000 due to lower taxable income and a lower effective tax rate.

Equity in earnings of affiliates remained constant at approximately $2.2 million for First Half 2001 and First Half 2000.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended July 1, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company previously disclosed that the Travis County, Texas District Attorney was reviewing certain Company documents related to the operation of the Company's facility in Travis County, Texas. The Company no longer operates the facility and has no further information related to the document review.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 3, 2001 in Palm Beach, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

                                       VOTES FOR             VOTES WITHHELD
                                       ---------             --------------

Wayne H. Calabrese                     19,676,763                67,092
Norman A. Carlson                      19,675,882                67,973
Benjamin R. Civiletti                  19,679,007                64,848
Richard H. Glanton                     19,676,913                66,942
Manuel J. Justiz                       19,678,082                65,773
John F. Ruffle                         19,679,332                64,523
George R. Wackenhut                    19,664,457                79,398
Richard R. Wackenhut                   19,675,232                68,623
George C. Zoley                        19,678,713                65,142
Philip L. Maslowe                      19,663,182                80,673

                        WACKENHUT CORRECTIONS CORPORATION

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Company for the fiscal year 2001. The tabulation of the votes on this matter was as follows:

                 For: 19,683,213 Against: 26,824 Abstain: 33,818

The third matter voted upon at the Annual Meeting was the approval of an amendment to the Wackenhut Corrections Corporation Stock Option Plan - 1999 authorizing the issuance of an additional 300,000 shares of WCC Common Stock subject to awards. The tabulation of the votes on this matter was as follows:

                For: 18,324,007 Against: 503,755 Abstain: 916,093

The fourth matter voted upon at the Annual Meeting was the approval of an amendment to the Non-Employee Director Stock Option Plan authorizing the issuance of an additional 25,000 shares of WCC Common Stock subject to awards. The tabulation of the votes on this matter was as follows:

                For: 18,454,786 Against: 376,186 Abstain: 912,883

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT

  NUMBER                DESCRIPTION
  ------                -----------

   10.1        Senior Officer Retirement Agreement

   10.2        Executive Severance Agreement

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the second quarter of the fiscal year ending December 30, 2001.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        WACKENHUT CORRECTIONS CORPORATION

AUGUST 10, 2001                      /s/ JOHN G. O'ROURKE
------------------------            -------------------------------------------
Date                                John G. O'Rourke
                                    Senior Vice President - Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)