Form 10-Q
period 2001-09-30
WACKENHUT CORRECTIONS CORP
filed 2001-11-13
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to  ______________

                         Commission File Number 1-14260

                        WACKENHUT CORRECTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                           Florida                                                 65-0043078
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida                                    33410-4243
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

                                 Yes [X] No [ ]

At November 12, 2001, 20,977,244 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2001.

                       WACKENHUT CORRECTIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                      (In thousands except per share data)
                                  (UNAUDITED)


                                                              Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                        -------------------------------     -------------------------------
                                                        Sept. 30, 2001     Oct. 1, 2000     Sept. 30, 2001     Oct. 1, 2000
                                                        --------------     ------------     --------------     ------------
Revenues ..........................................        $ 142,207         $ 135,888         $ 418,925         $ 400,271

Operating expenses (including amounts related
    to The Wackenhut Corporation ("TWC") of $5,816,
    $3,760, $15,891 and $9,482) ...................          123,678           122,385           374,610           360,925

Jena Charge .......................................               --             3,849                --             3,849

Depreciation and amortization .....................            2,792             2,482             7,526             6,370
                                                           ---------         ---------         ---------         ---------
    Contribution from operations ..................           15,737             7,172            36,789            29,127

G&A expense (including amounts related to
    TWC of $797, $941, $2,363 and $2,821) .........            6,691             5,336            18,783            16,642
                                                           ---------         ---------         ---------         ---------
    Operating income ..............................            9,046             1,836            18,006            12,485

Interest income (including amounts related to
     TWC of $2, $3, $7 and $31) ...................              229               499             1,352             1,938

Interest expense (including amounts related to
    TWC of $11, $30, $39, and $83) ................             (133)             (463)             (764)             (875)

Other income ......................................               --                --                --               641
                                                           ---------         ---------         ---------         ---------
Income before income taxes and equity in earnings
    of affiliates .................................            9,142             1,872            18,594            14,189

Provision for income taxes ........................            3,596               727             7,246             5,666
                                                           ---------         ---------         ---------         ---------
Income before equity in earnings of affiliates ....            5,546             1,145            11,348             8,523

Equity in earnings of affiliates, net of income
tax provision of $131, $822, $1,566 and $2,318 ....              297             1,228             2,450             3,477
                                                           ---------         ---------         ---------         ---------
Net income ........................................        $   5,843         $   2,373         $  13,798         $  12,000
                                                           =========         =========         =========         =========

Basic earnings per share ..........................        $    0.28         $    0.11         $    0.66         $    0.57
                                                           =========         =========         =========         =========
Basic weighted average shares outstanding .........           21,081            21,013            21,040            21,142
                                                           =========         =========         =========         =========

Diluted earnings per share ........................        $    0.27         $    0.11         $    0.65         $    0.56
                                                           =========         =========         =========         =========
Diluted weighted average shares outstanding .......           21,354            21,151            21,259            21,290
                                                           =========         =========         =========         =========




        The accompanying notes are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (In thousands except share data)
                                  (UNAUDITED)


                                                               September 30, 2001      December 31, 2000
                                                               ------------------      -----------------
ASSETS
Current Assets:
     Cash and cash equivalents ......................              $  22,812               $  33,821
     Accounts receivable, less allowance for doubtful
          accounts of $3,405 and $1,262 .............                 93,508                  80,508
     Deferred income tax asset ......................                  5,270                   4,124
     Other ..........................................                 11,788                  11,184
                                                                   ---------               ---------
                  Total current assets ..............                133,378                 129,637

Property and equipment, net .........................                 53,468                  54,620
Investments in and advances to affiliates ...........                 18,193                  30,610
Goodwill, net .......................................                  1,100                   1,398
Deferred income tax asset ...........................                    722                   1,963
Other ...............................................                  6,483                   5,343
                                                                   ---------               ---------
                                                                   $ 213,344               $ 223,571
                                                                   =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...............................              $  15,509               $  18,351
     Accrued payroll and related taxes ..............                 13,370                  12,744
     Accrued expenses ...............................                 44,558                  39,548
     Current portion of deferred revenue ............                  2,900                   2,993
                                                                   ---------               ---------
                  Total current liabilities .........                 76,337                  73,636
                                                                   ---------               ---------
Long-term debt ......................................                     --                  10,000
Deferred revenue ....................................                 10,377                  12,771
Other ...............................................                  1,904                      --
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized ...............                     --                      --
     Common stock, $.01 par value,
         30,000,000 shares authorized,
         21,099,224 and 21,013,024 shares
         issued and outstanding .....................                    211                     210
     Additional paid-in capital .....................                 62,702                  61,992
     Retained earnings ..............................                 84,254                  70,457
     Accumulated other comprehensive loss ...........                (22,441)                 (5,495)
                                                                   ---------               ---------
                  Total shareholders' equity ........                124,726                 127,164
                                                                   ---------               ---------
                                                                   $ 213,344               $ 223,571
                                                                   =========               =========


      The accompanying notes are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
                                 (In thousands)
                                  (UNAUDITED)


                                                                                          Thirty-Nine Weeks Ended
                                                                                    ---------------------------------------
                                                                                    September 30, 2001      October 1, 2000
                                                                                    ------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ........................................................              $ 13,798               $ 12,000
         Adjustments to reconcile net income to net cash
         provided by operating activities--
              Depreciation and amortization expense ........................                 7,526                  6,370
              Deferred tax provision (benefit) .............................                   (95)                (1,905)
              Tax benefit related to employee stock options .........                          314
              Provision for bad debts ......................................                 3,355                  1,256
              Gain on sale of loans receivable .............................                    --                   (641)
              Equity in earnings of affiliates .............................                (2,450)                (3,477)
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable ..........................................               (18,022)               (20,505)
              Other current assets .........................................                (1,512)                (1,723)
              Other assets .................................................                (1,157)                (3,504)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ........................                 2,487                 18,488
              Accrued payroll and related taxes ............................                   890                  1,727
              Deferred revenue .............................................                (2,487)                (1,652)
              Other Liabilities ............................................                 1,904                     --
                                                                                          --------               --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ....................                 4,551                  6,434
                                                                                          --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates .........................................                   (30)                (4,868)
         Repayments of investments in affiliates ...........................                 2,888                     --
         Proceeds from the sale of loans receivable ........................                    --                  2,461
         Capital expenditures ..............................................                (6,154)               (17,410)
                                                                                          --------               --------
              NET CASH USED IN INVESTING ACTIVITIES ........................                (3,296)               (19,817)
                                                                                          --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances to The Wackenhut Corporation .............................                23,407                 41,122
         Repayments from The Wackenhut Corporation .........................               (23,407)               (41,122)
         Proceeds from long-term debt ......................................                    --                  9,000
         Payments of long-term debt ........................................               (10,000)               (10,000)
         Proceeds from exercise of stock options ...........................                   397                     12
         Repurchase of common stock ........................................                    --                 (4,933)
                                                                                          --------               --------
              NET CASH USED IN  FINANCING ACTIVITIES .......................                (9,603)                (5,921)
                                                                                          --------               --------
Effect of exchange rate changes on cash ....................................                (2,661)                (2,169)
Net decrease in cash .......................................................               (11,009)               (21,473)
Cash, beginning of period ..................................................                33,821                 41,029
                                                                                          --------               --------
CASH, END OF PERIOD ........................................................              $ 22,812               $ 19,556
                                                                                          ========               ========
SUPPLEMENTAL DISCLOSURES:
         Cash paid for income taxes ........................................              $  1,779               $  5,881
                                                                                          ========               ========
         Cash paid for interest ............................................              $     28               $    412
                                                                                          ========               ========


        The accompanying notes are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, the accounting policies followed for the quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 26, 2001.

The Company adopted Statement of Financial Accounting Standards No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. As of September 30, 2001, the swaps approximated $13.5 million which is reflected as a reduction in shareholders' equity in the Company's financial statements for the quarter ended September 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquistion Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption.

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):


                                               Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                        --------------------------------       ---------------------------------
                                        Sept. 30, 2001      Oct. 1, 2000       Sept. 30, 2001       Oct. 1, 2000
                                        --------------      ------------       --------------       ------------
REVENUES
       Domestic operations ....            $114,733            $108,948            $341,065            $316,260
       International operations              27,474              26,940              77,860              84,011
                                           --------            --------            --------            --------
        Total revenues ........            $142,207            $135,888            $418,925            $400,271
                                           ========            ========            ========            ========
OPERATING INCOME
      Domestic operations .....            $  8,131            $    675            $ 14,902            $  4,599
      International operations                  915               1,161               3,104               7,886
                                           --------            --------            --------            --------
         Total operating income            $  9,046            $  1,836            $ 18,006            $ 12,485
                                           ========            ========            ========            ========


                                                     As of
                                        -----------------------------------
                                        Sept. 30, 2001    December 31, 2000
                                        --------------    -----------------
Long-lived Assets
      Domestic operations ......            $47,967            $48,274
      International operations .              5,501              6,346
                                            -------            -------
         Total long-lived assets            $53,468            $54,620
                                            =======            =======


Long-lived assets consist of property, plant and equipment.

                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company has affiliates (50% or less owned) that provide correctional and detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

                                         Thirty-Nine Weeks Ended
                                   ------------------------------------
                                   September 30, 2001   October 1, 2000
                                   ------------------   ---------------
STATEMENT OF OPERATIONS DATA
Revenues ...................            $109,492            $106,294
Operating income ...........              10,456              11,590
Net income .................               5,606               6,954

BALANCE SHEET DATA
Current Assets .............            $ 71,457            $ 63,807
Noncurrent Assets ..........             296,471             262,674
Current liabilities ........              38,226              28,080
Noncurrent liabilities .....             301,016             274,658
Stockholders' equity .......              28,686              23,743

In addition, during the later part of 2000, the Company began developing a correctional facility and preparing for facility operation in South Africa through 50% owned affiliates. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

                                    Thirty-Nine Weeks Ended
                                       September 30, 2001
                                    -----------------------
STATEMENT OF OPERATIONS DATA
Revenues ...................               $     --
Operating loss .............                   (789)
Net loss ...................                   (706)

BALANCE SHEET DATA

Current Assets .............               $  5,351
Noncurrent Assets ..........                 36,124
Current liabilities ........                    118
Noncurrent liabilities .....                 36,047
Stockholders' equity .......                  5,310

                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                          Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                                    ---------------------------------       ---------------------------------
                                                    Sept. 30, 2001       Oct. 1, 2000       Sept. 30, 2001       Oct. 1, 2000
                                                    --------------       ------------       --------------       ------------
Net income ................................            $  5,843             $  2,373             $ 13,798          $ 12,000
Foreign currency translation adjustments,
    net of income tax benefit of $329,
    $1,225, $2,208 and $2,488,
    respectively ..........................                (635)              (1,838)              (3,454)           (3,732)
Cumulative effect of change in accounting
    principle related to affiliate's
    derivative instruments, net of income
    tax benefit of $--, $--, $8,062, $--,
    respectively ..........................                  --                   --              (12,093)               --
Unrealized loss on affiliate's derivative
    instruments, net of income tax benefit
    of $2,834, $--, $894, $--, respectively
                                                         (4,433)                  --               (1,399)               --
                                                       --------             --------             --------          --------
Comprehensive income (loss) ...............            $    775             $    535             $ (3,148)         $  8,268
                                                       ========             ========             ========          ========



                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data).


                                            Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                      --------------------------------     ---------------------------------
                                      Sept. 30, 2001      Oct. 1, 2000     Sept. 30, 2001       Oct. 1, 2000
                                      --------------      ------------     --------------       ------------
Net Income ...................            $ 5,843            $ 2,373            $13,798            $12,000

Basic earnings per share:
Weighted average shares
  outstanding ................             21,081             21,013             21,040             21,142
                                          =======            =======            =======            =======
Per share amount .............            $  0.28            $  0.11            $  0.66            $  0.57
                                          =======            =======            =======            =======
Diluted earnings per share:
Weighted average shares
  outstanding ................             21,081             21,013             21,040             21,142
Effect of dilutive securities:
Employee and director stock
  options ....................                273                138                219                148
                                          -------            -------            -------            -------
Weighted average shares
  assuming dilution ..........             21,354             21,151             21,259             21,290
                                          =======            =======            =======            =======
Per share amount .............            $  0.27            $  0.11            $  0.65            $  0.56
                                          =======            =======            =======            =======


Options to purchase 521,000 shares of the Company's common stock, with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2009, were outstanding at the thirteen weeks ended September 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the thirteen weeks ended October 1, 2000, outstanding options to purchase 1,042,200 shares of the Company's common stock, with exercise prices ranging from $8.44 to $26.88 and expiration dates between 2005 and 2010, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

Options to purchase 622,000 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 per share and expiration dates between 2005 and 2011, were outstanding at the thirty-nine weeks ended September 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the thirty-nine weeks ended October 1, 2000, outstanding options to purchase 772,200 shares of the Company's common stock, with exercise prices ranging from $8.88 to $26.88 and expiration dates between 2005 and 2010, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

                       WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30.0 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5.0 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At September 30, 2001, no amount was outstanding under this facility. In addition, at September 30, 2001, the Company had six standby letters of credit in an aggregate amount of approximately $2.8 million. Availability related to these instruments at September 30, 2001 was $30.0 million. At September 30, 2001, the Company also had twelve letters of guarantee totaling approximately $11.6 million under separate international facilities.

6. COMMITMENTS AND CONTINGENCIES

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

In December 1997, the Company entered into a five year $220 million operating lease facility established to acquire and develop new correctional institutions used in its business. As of September 30, 2001, approximately $154.3 million was outstanding on the operating lease facility for completed properties. As a condition of this facility, the Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the operating lease facility. These obligations include, among other things, amounts equal to 88% of amounts outstanding under the operating lease facility.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the Company's November 1, 2001 earnings press release contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom;
(3) an increase in unreimbursed labor rates; (4) the Company's ability to expand correctional services and diversify its services in the mental health services market; (5) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (7) the Company's ability to expand its core capabilities pursuant to its organizational restructuring program implemented in 2000; (8) the Company's ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with CPV; (9) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (10) the Company's ability to estimate the government's level of dependency on privatization; (11) the Company's ability to create long-term earnings visibility; (12) the Company's ability to obtain future low-interest financing; (13) the Company's exposure to rising general liability and workers' compensation insurance costs; and (14) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business and other factors contained in the Company's Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2001 of $22.8 million decreased $11.0 million from December 31, 2000. Cash provided by operating activities amounted to $4.6 million in the thirty-nine weeks ended September 30, 2001 ("Nine Months 2001") versus cash provided by operating activities of $6.4 million in the thirty-nine weeks ended October 1, 2000 ("Nine Months 2000") primarily reflecting a decrease in accounts payables.

Cash used in investing activities amounted to $3.3 million in Nine Months 2001 compared to $19.8 million in Nine Months 2000. The change is primarily a result of fewer capital expenditures in Nine Months 2001. In Nine Months 2000, the Company also recognized proceeds from the sale of a portion of the Company's loan receivable from an overseas affiliate.

Cash used in financing activities in Nine Months 2001 amounted to $9.6 million compared to cash used in financing activities of $5.9 million in Nine Months 2000. The change is due primarily to the Company repaying $10.0 million of its long-term debt as compared to net repayments of $1.0 million by the Company in Nine Months 2000.

Working capital increased from $56.0 million at December 31, 2000 to $57.0 million at the end of the Third Quarter of 2001 primarily due an increase in accounts receivable offset by a decrease in cash and cash equivalents.

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

As of September 30, 2001, the Company had no amount outstanding on its $30 million revolving credit facility for the funding of construction projects. As of September 30, 2001, approximately $154.3 million of the Company's $220 million operating lease facility, established to acquire and develop new correctional facilities, was outstanding for completed properties. Currently there are no properties under development and the Company has available capacity of approximately $32 million remaining under the operating lease facility. The Company is exploring other financing alternatives for future project development such as the sale of facilities to government entities, the third-party sale and leaseback of facilities, and the issuance of taxable or nontaxable bonds by local government entities.

The Company adopted Statement of Financial Accounting Standards No.133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliate's

                        WACKENHUT CORRECTIONS CORPORATION

change in other comprehensive income as a result of applying SFAS 133. As of September 30, 2001, the swaps approximated $13.5 million which is reflected as a reduction in shareholders' equity in the Company's financial statements for the quarter ended September 30, 2001.

 In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquistion Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company is currently assessing the impact of adopting SFAS 142, but does not believe the impact will be material to its financial position, results of operations or cash flows in the year of adoption.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption.

                        WACKENHUT CORRECTIONS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001 AND THIRTEEN WEEKS ENDED OCTOBER 1, 2000:

Revenues increased by 4.7% to $142.2 million in the thirteen weeks ended September 30, 2001 ("Third Quarter 2001") from $135.9 million in the thirteen weeks ended October 1, 2000 ("Third Quarter 2000"). The increase in revenues is the result of new facility openings offset by lower construction revenue and the closure of two facilities. Specifically, revenue increased approximately $12.6 million in Third Quarter 2001 compared to Third Quarter 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the

Western Region Detention Facility at San Diego, San Diego, California in July
2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $5.5 million in the Third Quarter 2001 compared to the Third Quarter 2000 due to less construction activity. Revenues also decreased by approximately $3.3 million in Third Quarter 2001 compared to the same period in 2000 due to the expiration of our contracts with the Arkansas Board of Correction and Community Punishment. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities increased to 2,269,893 in Third Quarter 2001 from 2,200,772 in Third Quarter 2000 due primarily to the opening of new facilities in 2000 and 2001. The average facility occupancy in domestic facilities increased to 97.6% of capacity in Third Quarter 2001 compared to 97.4% in Third Quarter 2000. Compensated resident days in Australian facilities increased to 467,117 from 435,364 for the comparable periods primarily due to higher compensated resident days at the DIMA facilities and the opening of the Auckland Central Remand Prison, Auckland, New Zealand in July 2000.

Operating expenses increased by 1.1% to $123.7 million in Third Quarter 2001 compared to $122.4 million in Third Quarter 2000. As a percentage of revenues, operating expenses decreased to 87.0% in Third Quarter 2001 from 90.1% in the comparable period in 2000. The increase in operating expenses primarily reflected the four facilities that were opened in 2001 and 2000, as described above. Additionally, there are secondary factors contributing to the increase including increases in general and comprehensive liability insurance premiums.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided by an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is implementing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. The Company anticipates significant increased insurance costs during the fourth quarter of 2001. These increases could adversely impact the Company's 2001 results of operations and cash flows.

                        WACKENHUT CORRECTIONS CORPORATION

The Company reported a $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share) operating charge in the Third Quarter 2000, related to the de-activation of the Jena, Louisiana facility (the "Jena Charge").

Depreciation and amortization increased by 12.5% to $2.8 million in Third Quarter 2001 from $2.5 million in Third Quarter 2000. As a percentage of revenues, depreciation and amortization increased to 2.0% in Third Quarter 2001 from 1.8% in the Third Quarter in 2000. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contribution from operations increased 119.4% to $15.7 million in Third Quarter 2001 from $7.2 million in Third Quarter 2000. As a percentage of revenue, contribution from operations increased to 11.1% in Third Quarter 2001 from 5.3% in Third Quarter 2000. This increase is primarily the result of the activation of newly constructed facilities as discussed above, the Jena Charge, the decline in construction activity and improved financial performance at a number of additional facilities.

General and administrative expenses increased by 25.4% to $6.7 million in Third Quarter 2001 from $5.3 million in Third Quarter 2000. As a percentage of revenue, general and administrative expenses increased to 4.7% in Third Quarter 2001 from 3.9% in Third Quarter 2000. The increase reflects costs primarily related to additional infrastructure.

Interest income was $0.2 million during the Third Quarter 2001 compared to $0.5 million in Third Quarter 2000 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt as well as lower interest rates since the beginning of the year.

Interest expense was $0.1 million during the Third Quarter 2001 compared to $0.5 million in Third Quarter 2000 resulting from a decrease in long-term debt.

Provision for income taxes increased to $3.6 million in Third Quarter 2001 from $0.7 million in Third Quarter 2000 due to higher taxable income.

Equity in earnings of affiliates, net of income tax provision decreased to $0.3 million in Third Quarter 2001 from $1.2 million in Third Quarter 2000. This decrease is primarily due to the phase-in costs of the 800-bed Dovegate prison in the United Kingdom.

                        WACKENHUT CORRECTIONS CORPORATION

COMPARISON OF THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001 AND THIRTY-NINE WEEKS ENDED OCTOBER 1, 2000:

Revenues increased by 4.7% to $418.9 million in the thirty-nine weeks ended September 30, 2001("Nine Months 2001") from $400.3 million in the thirty-nine weeks ended October 1, 2000 ("Nine Months 2000"). The increase in revenues is the result of new facility openings offset by lower construction revenue, closure of two facilities and lower mandays at the DIMA facilities in Australia. Specifically, revenue increased approximately $44.1 million in Nine Months 2001 compared to Nine Months 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July 2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $16.4 million in Nine Months 2001 compared to Nine Months 2000 due to less construction activity. Revenues also decreased by approximately $11.9 million in Nine Months 2001 compared to the same period in 2000 due to the cessation of operations at the Jena Juvenile Justice Center, the expiration of our contracts with the Arkansas Board of Correction and Community Punishment and a decline in mandays at the DIMA facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

The number of compensated resident days in domestic facilities increased to 6,923,919 in Nine Months 2001 from 6,530,437 in Nine Months 2000. The average facility occupancy in domestic facilities slightly decreased to 97.1% of capacity in Nine Months 2001 compared to 97.3% in Nine Months 2000. Compensated resident days in Australian facilities decreased to 1,363,534 from 1,434,915 for the comparable period primarily due to lower compensated resident days at the DIMA facilities.

Operating expenses increased by 3.8% to $374.6 million in Nine Months 2001 compared to $360.9 million in Nine Months 2000. As a percentage of revenues, operating expenses decreased to 89.4% in Nine Months 2001 from 90.2% in the comparable period in 2000. The increase in operating expenses primarily reflects $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities in the First Quarter 2001, as well as a full two quarters of operating expenses related to these facilities and three full quarters of operating expenses for the facilities opened in July 2000. Additionally, there are secondary factors contributing to the increase including expenses related to increases in general and comprehensive liability insurance premiums and increases in utility costs.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided by an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company continues to incur increasing insurance costs due to adverse claims experience. The Company is implementing a strategy to improve the management of future loss claims incurred by the Company but can provide no assurances that this strategy will be successful. The Company anticipates significant increased insurance costs during the fourth quarter of 2001. These increases could adversely impact the Company's 2001 results of operations and cash flows.

The Company reported a $3.8 million ($2.3 million after tax, or $0.11 (eleven cents) per share) operating charge in the Third Quarter 2000, related to the de-activation of the Jena, Louisiana facility.

                        WACKENHUT CORRECTIONS CORPORATION

Depreciation and amortization increased by 18.1% to $7.5 million in Nine Months 2001 from $6.4 million in Nine Months 2000. As a percentage of revenue, depreciation and amortization increased to 1.8% from 1.6%. This increase is primarily attributable to leasehold improvements at the New Mexico, Oklahoma and San Diego facilities and additional operational assets.

Contributions from operations increased by 26.3% to $36.8 million in Nine Months 2001 from $29.1 million in Nine Months 2000. As a percentage of revenue, contribution from operations increased to 8.8% in Nine Months 2001 from 7.3% in Nine Months 2000. This increase is primarily the result of the activation of newly constructed facilities as discussed above, the Jena Charge, the decline in construction activity and improved financial performance at a number of additional facilities.

General and administrative expenses increased by 12.9% to $18.8 million in Nine Months 2001 from $16.6 million in Nine Months 2000. As a percentage of revenue, general and administrative expenses increased to 4.5% in Nine Months 2001 from 4.2% in Nine Months 2000. This increase reflects costs related to additional infrastructure.

Interest income was $1.4 million during Nine Months 2001 compared to $1.9 million in Nine Months 2000 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt as well as lower interest rates since the beginning of the year.

Interest expense was $0.8 million during Nine Months 2001 compared to $0.9 million in Nine Months 2000. The decrease is related to the reduction on long-term debt and lower interest rates.

Other income in Nine Months 2000 of $0.6 million represents the one-time gain from the sale of subordinated debt with an international joint venture. There was no such activity in Nine Months 2001.

Provision for income taxes increased to $7.2 million in Nine Months 2001 from $5.7 million in Nine Months 2000 due to higher taxable income offset slightly by a lower effective tax rate.

Equity in earnings of affiliates decreased to $2.5 million in Nine Months 2001 from $3.5 million in Nine Months 2000. This decrease is primarily due to the phase-in costs of the 800-bed Dovegate prison in the United Kingdom.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirty-nine weeks ended September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the third quarter of the fiscal year ending December 30, 2001.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        WACKENHUT CORRECTIONS CORPORATION

NOVEMBER 13, 2001                    /s/ John G. O'Rourke
-------------------------           --------------------------------------------
Date                                John G. O'Rourke
                                    Senior Vice President - Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)