Form 10-K405
period 2001-12-30
WACKENHUT CORRECTIONS CORP
filed 2002-03-01
CIK 923796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                   OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-14260

                             ---------------------

                       WACKENHUT CORRECTIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                       65-0043078
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          4200 WACKENHUT DRIVE #100,                             33410-4243
         PALM BEACH GARDENS, FLORIDA                             (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):
                                 (561) 622-5656

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At February 13, 2002, the aggregate market value of the 8,977,224 shares of Common Stock held by non-affiliates of the registrant was $134,748,132. At February 13, 2002, there were outstanding 20,977,224 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                      EXHIBIT INDEX IS LOCATED ON PAGE 60
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Wackenhut Corrections Corporation ("the Company"), a 57% owned subsidiary of The Wackenhut Corporation ("TWC"), is an industry leader in the privatization of correctional facilities throughout the world. The Company was founded in 1984 as a division of TWC, a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the "INS"), to design, construct and manage a detention facility with a design capacity of 150 beds. As of December 30, 2001, the Company had 61 correctional, detention and healthcare facilities either under contract or award with an aggregate design capacity of 39,965 beds. At December 30, 2001, of these 61 facilities, 59 are currently in operation, and two are being developed by the Company. At December 30, 2001, the Company had outstanding written responses to Requests for Proposal ("RFPs") for six projects with an aggregate design capacity of 5,050 beds.

     The Company offers governmental agencies a comprehensive range of correctional and related institutional services to federal, state, local and overseas government agencies. Correctional services include the management of a broad spectrum of facilities, including male and female adult facilities; juvenile facilities; community corrections; work programs; prison industries; substance abuse treatment facilities; and mental health, geriatric and other special needs institutions. Other management contracts include psychiatric health care, electronic home monitoring, prisoner transportation, correctional health services, and facility maintenance. The Company has an in-house capability for the design of new facilities, and offers a full privatization package to government agencies, to include financing. The Company believes that its experience in delivering governmental agencies high quality, cost-effective correctional and related institutional services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

     On November 1, 1998, the Company began management of the 350-bed South Florida State Hospital, representing a historic milestone for public sector mental health services and a significant diversification of the Company's service offerings. In December 2000, the Company completed construction at the site of the new South Florida State Hospital and successfully moved all operations to the new facility.

     The Company has obtained and is pursuing development and management contracts for correctional and detention facilities outside the United States including facilities in Europe, Australia, New Zealand and South Africa. Through its wholly-owned subsidiary in Australia, Wackenhut Corrections Corporation Australia Pty Limited ("WCCA"), the Company manages five correctional centres, six immigration detention centers, two temporary detention centres and one correctional Health Care Services entity. In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Custodial Group Limited ("PCG"), a joint venture with Serco Limited, currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. Electronic monitoring services involve the electronic tagging of offenders sentenced to home incarceration. In February 1994, through Wackenhut Corrections
(UK) Limited, the Company formed Premier Custodial Development ("PCD"), as an unincorporated joint venture with a wholly-owned subsidiary of Skanska Construction UK Limited (formerly Kvaerner Construction Limited, formerly Trafalgar House Construction Special Projects Limited) for the design and construction of new detention facilities and prisons. As a result of the Company's interest in PCD, the Company has received in the past, and expects to receive in the future, consulting fees from Skanska for any construction contracts entered into between PCG and Skanska.

     In the majority of contracts, the Company manages facilities owned or leased by a governmental agency. The agency may finance the construction of such facilities through various methods including, but not limited to, the following:
(i) a one time general revenue appropriation by the governmental agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. In some instances, the Company may be required to own and/or finance the facility. The construction of these facilities may be financed through various methods including, but not limited to the following: (i) funds from equity offerings of the Company's stock; (ii) cash flows from operations; (iii) borrowings from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or (iv) lease arrangements with third parties.

     The Company was incorporated in Florida in April, 1988. The Company's principal executive offices are located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243, and its telephone number is (561) 622-5656.

     See the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included herein for financial information regarding domestic and international operations.

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

     Ability to Refinance Credit Facilities. Two of the Company's sources of liquidity are a $30 million multi-currency revolving credit facility, which includes $5.0 million for the issuance of letters of credit and a $220 million operating lease facility established to acquire and develop new correctional and detention facilities used in its business. As of December 30, 2001 there was no balance outstanding on the revolving credit facility and there was $154.3 million of the operating lease facility utilized for properties in operation. Both of these facilities expire December 18, 2002. The Company is exploring a number of alternatives to refinance both facilities. However, there can be no assurance that the Company will be able to complete a refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, the Company may purchase the properties in the facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

     Change in Control. In the event of a change in control in the majority owned shares of the Company, certain of the Company's contracts contain notice and consent requirements which give certain unilateral rights to clients regarding continuation or termination of those contracts. In addition, under a change in control, the revolving credit facility and synthetic operating lease would be subject to re-negotiation and renewal at the discretion of the lenders. Also, certain joint venture agreements have change in control provisions that may require notice to and/or consent of the joint venture partners.

     Possible Fluctuations in Occupancy Levels. A substantial portion of the Company's revenues are generated under facility management contracts that specify per diem payments based upon occupancy rates (some of which provide guaranteed minimum occupancy levels), while a substantial portion of the Company's cost structure is fixed. Under a per diem rate structure, a decrease in occupancy rates could cause a decrease in revenue and profitability. Average facility occupancy rates were approximately 97% in Fiscal 2001 and Fiscal 2000; however, there can be no assurance that occupancy rates will not decrease below these percentages in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     Reliance Upon Government Appropriations for Payment Under Awarded Contracts. The Company's facility management contracts are subject to either annual or bi-annual appropriations. A failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. In addition, even if funds are appropriated, delays in payments may occur which could negatively affect the Company's cash flow. In addition, in certain cases the development and construction of facilities to be managed by the Company are also subject to obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, sale of tax-exempt or taxable bonds or other obligations or direct governmental appropriation. The sale of tax-exempt or taxable bonds or other obligations may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt or taxable bonds or other obligations. See "Business -- Facilities."

     Governmental Regulation. The Company's business is highly regulated by a variety of governmental authorities with oversight occurring continuously. For example, the contracting agency typically assigns full-time, on-site personnel to a facility to monitor the Company's compliance with contract terms and applicable regulations. Failure by the Company to comply with such contract terms or regulations could expose it to substantial penalties. In addition, changes in existing regulations could require the Company to substantially modify the manner in which it conducts business and, therefore, could have a material adverse effect on the Company. See "Business -- Business Regulations and Legal Considerations."

     Limited Acceptance of Private Prison Operation. Management of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some governmental agencies have limitations on their right to delegate their traditional management responsibilities for correctional and detention facilities to private companies and further legislative changes or prohibitions could occur that further impact these limits. The operation of correctional and detention facilities by private entities is a relatively new concept and is not widely understood by the public and has encountered resistance from certain groups, such as labor unions, local sheriffs' departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. Moreover, changes in dominant political parties in any of the markets in which the Company operates could result in significant changes to previously established views of privatization in such markets. See "Business -- Marketing."

     Community Opposition to Facility Location. The Company's success in obtaining new awards and contracts sometimes depends, in part, upon its ability to locate land that can be leased or acquired, on economically favorable terms, by the Company or other entities working with the Company in conjunction with the Company's proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. To avoid such incidents, the Company attempts to conduct business in communities where local community leaders and residents generally support establishment of a privatized correctional or detention facility in their community. There can be no assurance that future efforts to find suitable host communities will be successful.

     Potential Legal Liability. The Company's management of correctional and detention facilities exposes it to potential third-party claims or litigation by prisoners or other persons for personal injury or other damage resulting from contact with Company-managed facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a Company-managed facility. In addition, the Company's management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company participates in an insurance program maintained by TWC that provides coverage for certain liability risks faced by the Company, including accident and personal injury and bodily injury or property damage to a third party where the Company is found to be negligent. There can be no assurance, however, that the Company's insurance will be adequate to cover all potential third-party claims. See "Business -- Insurance."

     Insurance Costs. Workers' compensation and general liability insurance represent significant costs to the Company. The Company continues to incur increasing insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience. The Company is developing a strategy to improve the management of its future loss claims but can provide no assurances that this strategy will be successful. Unanticipated additional insurance costs could adversely impact the Company's results of operations and cash flows.

     Adverse Publicity. The Company's business is subject to public scrutiny. An escape or disturbance at a Company-managed facility or another privately-managed facility may result in publicity adverse to the Company and the industry in which it operates, which could materially adversely affect the Company's business.

     Reliance of Company on TWC for Certain Services. The Company has historically been reliant upon TWC for various services including payroll, tax, data processing, auditing, treasury, cash management, insurance, information technology and human resource services. The Company and TWC have an arrangement, under which TWC has agreed to continue to provide certain of these services, as deemed necessary, to the Company for payment by the Company of a fixed annual fee. In addition, the Company purchases comprehensive general liability, automobile liability and workers' compensation with a $1.0 million deductible per occurrence. The deductible portion of the Company's risk is re-insured by TWC's wholly-owned captive re-insurance company. The Company pays TWC a fee for the transfer of the deductible exposure. See "Business -- Insurance."

     Inflation. The Company's largest facility management expense is personnel costs. Most of the Company's facility management contracts provide for payments to the Company of either fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, the Company must increase the wages and salaries of its employees at rates faster than increases, if any, in management fees, then the Company's profitability would be adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation included herein.

     Economic Risks Associated With Development Activities. When the Company is engaged to perform construction and design services for a facility, the Company typically acts as the primary contractor and subcontracts with other companies who act as the general contractors. As primary contractor, the Company is subject to the various risks of construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays, and the Company is subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, despite the fact that the Company requires its general contractor to post construction bonds and insurance. Under such contracts the Company is ultimately liable for all late delivery penalties and cost overruns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

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

     Control of Company. George R. Wackenhut and his wife, Ruth J. Wackenhut, jointly own approximately 50.05% of the issued and outstanding voting common stock of TWC. TWC owns approximately 57% of the issued and outstanding shares of Common Stock of the Company. As a result, through TWC, George R. Wackenhut and Ruth J. Wackenhut will be able to control virtually all matters requiring approval of the shareholders of the Company, including the election of all of the directors.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include, but are not limited to, (1) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (3) an increase in unreimbursed labor rates; (4) the Company's ability to expand correctional services and diversify its services in the mental health services market; (5) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (7) the Company's ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with Correctional Properties Trust ("CPV"); (8) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (9) the Company's ability to estimate the government's level of dependency on privatization; (10) the Company's ability to create long-term earnings visibility; (11) the Company's ability to obtain future low-interest financing; (12) the Company's exposure to rising general liability and workers' compensation insurance costs; and (13) other future factors including, but not limited to, factors contained in this report and the Company's Securities and Exchange Commission filings.

FACILITIES

     The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at December 30, 2001.

FACILITY NAME                      COMPANY       DESIGN          FACILITY            SECURITY         COMMENCEMENT
LOCATION                            ROLE        CAPACITY           TYPE                LEVEL       OF CURRENT CONTRACT      TERM
-------------                   -------------   --------   ---------------------   -------------   -------------------   ----------
Correctional Facilities
Federal Government Contracts:
Aurora INS Processing              Design/         340         INS Detention         Minimum/        October 2001          1 year
Center, Aurora, Colorado(6)     Construction/                    Facility             Medium
                                 Management
Queens Private                     Design/         200         INS Detention         Minimum/         March 2001           1 year
Correctional Facility,          Construction/                    Facility             Medium
Queens, New York(6)              Management
Rivers Correctional                Design/       1,200        Federal Prison           Low/           March 2001          3 years
Institution, Winton, North      Construction/                                         Minimum
Carolina(11)                     Management
Taft Correctional                Management      2,048        Federal Prison           Low/           August 2001          1 year
Institution                                                                           Minimum
Taft, California
State Government Contracts:
Allen Correctional Center        Management      1,538         State Prison           Medium/        December 2000        3 years
Kinder, Louisiana                                                                     Maximum
Bayamon Correctional               Design/         500         State Prison           Medium          March 1997          5 years
Facility                        Construction/
Bayamon, Puerto Rico            Consultation/
                                 Management
Bridgeport Correctional         Construction/      520      Pre-Release Center        Minimum       September 2000        3 years
Center                           Management
Bridgeport, Texas
Central Texas Parole             Renovation/       623        Parole Violator       All levels      September 2001       Varies(1)
Violator Facility                Management                Facility/U.S. Marshal
San Antonio, Texas                                           and INS Detention
                                                                 Facility
Central Valley Community           Design/         550        State Community         Medium         December 1997        10 years
Correctional Facility           Construction/              Correctional Facility
McFarland, California(6)         Management
Charlotte County                   Design/       1,000         State Prison           Medium       To Be Determined         (2)
Correctional Facility           Construction/
Charlotte County, Virginia       Management
Cleveland Correctional           Management        520         State Prison           Medium          April 2001          3 years
Center
Cleveland, Texas
Coke County Juvenile               Design/         200       Juvenile Offender        Medium/         March 2001          2 years
Justice Facility                Construction/                    Facility             Maximum
Coke County, Texas               Management
Desert View Community              Design/         568        State Community         Medium         December 1997        10 years
Correctional Facility           Construction/              Correctional Facility
Adelanto, California(6)          Management
East Mississippi                   Design/         500         State Prison        Mental Health      April 1999          5 years
Correctional Facility           Construction/
Meridian, Mississippi            Management
Golden State Community             Design/         550        State Community         Medium         December 1997        10 years
Correctional Facility           Construction/              Correctional Facility
McFarland, California(6)         Management
Guadalupe County                   Design/         600         State Prison           Medium           June 2001           1 year
Correctional Facility           Construction/
Santa Rosa, New Mexico(11)(12)   Management
John R. Lindsey                    Design/       1,031      State Jail Facility      Minimum/       September 2001         1 year
Correctional Facility           Consultation/                                         Medium
Jack County, Texas               Management

FACILITY NAME                      RENEWAL
LOCATION                           OPTION
-------------                   -------------
Correctional Facilities
Federal Government Contracts:
Aurora INS Processing               One,
Center, Aurora, Colorado(6)       Two-year
Queens Private                      None
Correctional Facility,
Queens, New York(6)
Rivers Correctional                Seven,
Institution, Winton, North        One-year
Carolina(11)
Taft Correctional                   Five,
Institution                       One-year
Taft, California
State Government Contracts:
Allen Correctional Center           Two,
Kinder, Louisiana                 One-Year
Bayamon Correctional                One,
Facility                        Five-year(10)
Bayamon, Puerto Rico
Bridgeport Correctional             Two,
Center                            One-Year
Bridgeport, Texas
Central Texas Parole              Varies(1)
Violator Facility
San Antonio, Texas
Central Valley Community            None
Correctional Facility
McFarland, California(6)
Charlotte County                     (2)
Correctional Facility
Charlotte County, Virginia
Cleveland Correctional              None
Center
Cleveland, Texas
Coke County Juvenile             Unlimited,
Justice Facility                  Two-year
Coke County, Texas
Desert View Community               None
Correctional Facility
Adelanto, California(6)
East Mississippi                    One,
Correctional Facility             Two-year
Meridian, Mississippi
Golden State Community              None
Correctional Facility
McFarland, California(6)
Guadalupe County                   Annual
Correctional Facility
Santa Rosa, New Mexico(11)(12)
John R. Lindsey                     One,
Correctional Facility             One-year
Jack County, Texas

FACILITY NAME                      COMPANY       DESIGN          FACILITY            SECURITY         COMMENCEMENT
LOCATION                            ROLE        CAPACITY           TYPE                LEVEL       OF CURRENT CONTRACT      TERM
-------------                   -------------   --------   ---------------------   -------------   -------------------   ----------
Karnes County                    Management        579          County Jail         All levels       January 1998        Varies(1)
Correctional Center
Karnes City, Texas(6)
Kyle Correctional               Construction/      520         State Prison/          Minimum       September 2000        3 years
Facility (New Vision)            Management/                In-Prison Chemical
Kyle, Texas(3)                    Chemical                      Dependency
                                 Dependency                  Treatment Center
                                  Treatment
Lawton Correctional                Design/       1,800         State Prison           Medium        September 2001        6 months
Facility                        Construction/
Lawton, Oklahoma(6)              Management
Lea County Correctional            Design/       1,200          County Jail         All levels         May 2001            1 year
Facility                        Construction/
Hobbs, New Mexico(6)(12)         Management
Lockhart Renaissance               Design/         500         Work Program           Minimum        January 1999         4 years,
Facility                        Construction/                    Facility                                                 8 months
Lockhart, Texas                  Management
Lockhart Secure Work               Design/         500         Work Program           Minimum        January 1999         4 years,
Program Facility                Construction/                    Facility                                                 8 months
Lockhart, Texas                  Management
Marshall County                    Design/       1,000         State Prison           Medium          August 2001         2 years
Correctional Facility           Construction/
Holly Springs, Mississippi       Management
McFarland Community             Construction/      224        State Community         Minimum          July 2001           1 year
Correctional Facility            Management                Correctional Facility
McFarland, California(6)
Michigan Youth                     Design/         480         State Prison           Maximum          July 1999          4 years
Correctional Facility           Construction/
Baldwin, Michigan(11)            Management
Moore Haven                        Design/         750         State Prison           Medium           July 2000          2 years
Correctional Facility           Construction/
Moore Haven, Florida             Management
North Texas Intermediate         Renovation/       400     Intermediate Sanction      Minimum       September 2001        2 years
Sanction Facility                Management                      Facility
Fort Worth, Texas
South Bay                          Design/       1,436        State Prison(9)         Medium/          June 2001          2 years
Correctional Facility           Construction/                                      Close Custody
South Bay, Florida               Management
Willacy County Unit                Design/       1,000      State Jail Facility       Minimum       September 2001         1 year
Raymondville, Texas             Consultation/
                                 Management
Local Government Contracts:
Broward County Work                Design/         300        Community Work        Non-secure       February 1998        5 years
Release Center                  Construction/                 Release Center
Broward County, Florida(6)       Management
George W. Hill                     Design/       1,812          County Jail         All levels      September 2000        5 years
Correctional Facility           Construction/
Thornton, Pennsylvania           Management
Val Verde Correctional             Design/         784        Local Detention       All levels       January 2001         20 years
Facility                        Construction/              Facility/County Jail
Del Rio, Texas(11)(13)           Management
Western Region Detention         Renovation/       616        Local Detention         Maximum          July 2001           1 year
Facility at San Diego            Management                      Facility
San Diego, California
International Contracts:
Arthur Gorrie Correctional       Management        710         Reception and        All levels         July 1992          10 years
Centre                                                         Remand Centre
Wacol, Australia
H.M. Prison and Youth              Design/         400        National Prison         Medium         November 1999        25 years
Offender Institution Ashfield   Construction/
Pucklechurch, UK                 Management

FACILITY NAME                      RENEWAL
LOCATION                           OPTION
-------------                   -------------
Karnes County                     Varies(1)
Correctional Center
Karnes City, Texas(6)
Kyle Correctional                   Two,
Facility (New Vision)             One-Year
Kyle, Texas(3)
Lawton Correctional                 One,
Facility                          One-Year
Lawton, Oklahoma(6)
Lea County Correctional            Annual
Facility
Hobbs, New Mexico(6)(12)
Lockhart Renaissance             Unlimited,
Facility                          Two-year
Lockhart, Texas
Lockhart Secure Work             Unlimited,
Program Facility                  Two-year
Lockhart, Texas
Marshall County                  Unlimited,
Correctional Facility             Two-year
Holly Springs, Mississippi
McFarland Community               None(10)
Correctional Facility
McFarland, California(6)
Michigan Youth                   Unlimited,
Correctional Facility             Four-year
Baldwin, Michigan(11)
Moore Haven                      Unlimited,
Correctional Facility             Two-year
Moore Haven, Florida
North Texas Intermediate         Unlimited,
Sanction Facility                 Two-year
Fort Worth, Texas
South Bay                        Unlimited,
Correctional Facility             Two-year
South Bay, Florida
Willacy County Unit                 One,
Raymondville, Texas               One-year
Local Government Contracts:
Broward County Work              Unlimited,
Release Center                    Two-year
Broward County, Florida(6)
George W. Hill                   Unlimited,
Correctional Facility             Two-year
Thornton, Pennsylvania
Val Verde Correctional              One,
Facility                          Five-year
Del Rio, Texas(11)(13)
Western Region Detention           Three,
Facility at San Diego             One-year
San Diego, California
International Contracts:
Arthur Gorrie Correctional          None
Centre
Wacol, Australia
H.M. Prison and Youth               None
Offender Institution Ashfield
Pucklechurch, UK

FACILITY NAME                      COMPANY       DESIGN          FACILITY            SECURITY         COMMENCEMENT
LOCATION                            ROLE        CAPACITY           TYPE                LEVEL       OF CURRENT CONTRACT      TERM
-------------                   -------------   --------   ---------------------   -------------   -------------------   ----------
Auckland Central                 Management        383        National Prison         Medium/          July 2000          5 years
Remand Prison                                                                         Maximum
Auckland, New Zealand
Christmas Island Immigration     Management        300     Immigration Detention    All levels            (7)               (7)
Detention Centre
Temporary Facility
CoCos Island Immigration         Management        300     Immigration Detention    All levels            (7)               (7)
Detention Centre
Temporary Facility
Court Escort & Custody           Management        N/A        Court Custody/        All levels         May 1996            6 1/2
Service                                                      Transport-Escort                                              years
South East Area,
England
Curtin Immigration               Management        850     Immigration Detention    All levels       October 1999        3 years(7)
Reception & Processing
Centre
Derby, Western Australia
Dungavel House                   Management        150     Immigration Detention        Low           August 2001         5 Years
Immigration Detention
Centre
South
Lanarkshire, Scotland
Hassockfield Secure                Design/          40        National Prison         Medium        September 1999        15 years
Training Centre                 Construction/
Medomsley, England               Management
H.M. Prison and Youth            Management      1,111        National Prison       All levels       October 2000         10 years
Offender Institution Doncaster
Doncaster, England
Fulham Correctional Centre         Design/         775         State Prison          Minimum/       September 1997        5 years
Victoria, Australia             Consultation/                                         Medium
                                 Management
Junee Correctional Centre       Construction/      750         State Prison          Minimum/         April 2001          5 years
Junee, Australia                 Management                                           Medium
H.M. Prison Kilmarnock             Design/         548        National Prison       All levels        March 1999          25 years
Kilmarnock, Scotland            Construction/
                                 Management
H.M. Prison Lowdham              Management        524        National Prison       All levels       February 1998        25 years
Grange
Nottinghamshire, England
Kutama-Sinthumule                  Design/       3,024        National Prison         Maximum      1st Quarter 2002       25 years
Maximum Security Prison         Construction/                                                         (Estimated)
Northern Province,               Management
Republic of South Africa
Maribyrnong Immigration          Management         80          Immigration         All levels        March 1999          3 years
Detention Centre                                                 Detention
Melbourne, Australia
Melbourne Custody Centre,        Management         80           City Jail          All levels        March 1999          3 years
Melbourne, Australia
H.M. Prison Dovegate               Design/         800      National Prison and       Medium           July 2001          25 years
Marchington, England            Construction/                   Therapeutic
                                 Management                      Community
New Brunswick Youth                Design/         N/A       Province Juvenile      All levels       October 1997         25 years
Centre(4)                       Consultation/                    Facility
New Brunswick, Canada            Maintenance
Pacific Shores Healthcare        Management        N/A     Health Care Services         N/A          December 2001        4 years
Victoria, Australia(8)
Perth Immigration                Management         39          Immigration         All levels       December 2000        3 years
Detention                                                        Detention
Centre Perth, Australia

FACILITY NAME                      RENEWAL
LOCATION                           OPTION
-------------                   -------------
Auckland Central                    None
Remand Prison
Auckland, New Zealand
Christmas Island Immigration        None
Detention Centre
Temporary Facility
CoCos Island Immigration            None
Detention Centre
Temporary Facility
Court Escort & Custody              None
Service
South East Area,
England
Curtin Immigration                  None
Reception & Processing
Centre
Derby, Western Australia
Dungavel House                      None
Immigration Detention
Centre
South
Lanarkshire, Scotland
Hassockfield Secure                 None
Training Centre
Medomsley, England
H.M. Prison and Youth               None
Offender Institution Doncaster
Doncaster, England
Fulham Correctional Centre          Five,
Victoria, Australia              Three-year
Junee Correctional Centre          Three,
Junee, Australia                  One-year
H.M. Prison Kilmarnock              None
Kilmarnock, Scotland
H.M. Prison Lowdham                 None
Grange
Nottinghamshire, England
Kutama-Sinthumule                   None
Maximum Security Prison
Northern Province,
Republic of South Africa
Maribyrnong Immigration             None
Detention Centre
Melbourne, Australia
Melbourne Custody Centre,           Two,
Melbourne, Australia              One-year
H.M. Prison Dovegate                None
Marchington, England
New Brunswick Youth                 None
Centre(4)
New Brunswick, Canada
Pacific Shores Healthcare           One,
Victoria, Australia(8)            Two-year
Perth Immigration                   None
Detention
Centre Perth, Australia

FACILITY NAME                      COMPANY       DESIGN          FACILITY            SECURITY         COMMENCEMENT
LOCATION                            ROLE        CAPACITY           TYPE                LEVEL       OF CURRENT CONTRACT      TERM
-------------                   -------------   --------   ---------------------   -------------   -------------------   ----------
Port Hedland Immigration         Management        700          Immigration         All levels       December 2000        3 years
Reception & Processing                                           Detention
Centre
Port Hedland, Australia
Premier Monitoring               Management        N/A        Home Detention        Non-secure       January 1999         5 years
Services Limited                                                 Services
Norfolk, England
Villawood Immigration            Management        390          Immigration         All levels       November 2000        3 Years
Detention Centre                                                 Detention
Sydney, Australia
Woomera Immigration              Management      1,200          Immigration         All levels       November 2000        3 years
Detention Centre                                                 Detention
Woomera, Australia
Other Facilities
South Florida State                Design/         350       State Psychiatric          N/A          November 1998        5 years
Hospital                        Construction/                    Hospital
Pembroke Pines, Florida          Management
Atlantic Shores Hospital         Management         72      Private Psychiatric         N/A               (5)               (5)
Fort Lauderdale, Florida                                         Hospital

FACILITY NAME                      RENEWAL
LOCATION                           OPTION
-------------                   -------------
Port Hedland Immigration            None
Reception & Processing
Centre
Port Hedland, Australia
Premier Monitoring                  None
Services Limited
Norfolk, England
Villawood Immigration               None
Detention Centre
Sydney, Australia
Woomera Immigration                 None
Detention Centre
Woomera, Australia
Other Facilities
South Florida State                Three,
Hospital                          Five-year
Pembroke Pines, Florida
Atlantic Shores Hospital             (5)
Fort Lauderdale, Florida

---------------

 (1) This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.

 (2) Contract terms have yet to be negotiated.

 (3) The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a three-year term expiring August 31, 2003.

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

 (8) The Company provides comprehensive healthcare services to 11 government-operated prisons under this contract.

 (9) The Company provides detention services to 152 detainees being held under the provisions of Florida's "Jimmy Ryce Act" at the South Bay Facility in South Bay, Florida.

(10) See Item 1 -- "Commitments and Contingencies."

(11) The Company leases these facilities from the $220 million operating lease facility described in Item 2 -- "Properties."

(12) The Company has a five-year contract with five one-year options to operate the facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.

(13) The Company has a twenty-year contract with one five-year option to operate the facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the U.S. Marshal Service to house federal prisoners at the facility.

     In April 1998, the Company sold three facilities owned by it and the rights to acquire four other facilities to CPV. CPV purchased an eighth facility directly from a government entity. In October 1998 the Company sold the completed portion of a ninth facility to CPV. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility. During Fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire. The facilities were then leased to the Company under operating leases. There were no purchase and sale transactions between the Company and CPV in 2001. See Item 2 -- "Properties."

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

FACILITY MANAGEMENT CONTRACTS

     Other than listed in the following table, no other single customer accounted for 10% or more of the Company's total revenues for Fiscal 2001, 2000, and 1999.

CUSTOMER                                                      2001   2000   1999
--------                                                      ----   ----   ----
Various agencies of the U.S. Federal Government.............   18%    11%    11%
Various agencies of the State of Texas......................   16%    15%    19%
Various agencies of the State of Florida....................   14%    19%    19%
Department of Immigration and Multicultural Affairs
  (Australia)...............................................   11%    11%     6%

     Except for its contract for the Taft Correctional Institution, Rivers Correctional Institution, South Florida State Hospital, and the facilities in the United Kingdom, Australia, South Africa and New Zealand, all of which provide for fixed monthly rates, the Company's facility management contracts provide that the Company is compensated at an inmate or patient per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable laws and paid on a monthly basis. All of the Company's contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. To date, the Company has not encountered a situation where appropriations have not been made to a governmental agency with regard to the Company's contracts, although no assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

     The following table summarizes the number of the Company's contracts under consideration for renewal:

YEAR                                                          NUMBER OF CONTRACTS
----                                                          -------------------
  2002......................................................          21
  2003......................................................          13
  2004......................................................           6
  2005......................................................           2
  2006......................................................           2
Thereafter..................................................          17
                                                                      --
                                                                      61
                                                                      ==

     Refer to the table in "Business -- Facilities" for detail of the renewal options for these contracts. The remainder of the Company's contracts are either in negotiation currently or have varied renewal options that are dependent upon the agency contracted with, the type of inmate, and other factors. Management believes they will be successful in renegotiating these contracts but can provide no assurance of future renewals. Except as described below, to date, all renewal options under the Company's management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms.

     The Company's contracts typically allow a contracting governmental agency to terminate a contract for cause by giving the Company written notice ranging from 30 to 180 days. Three contracts have been terminated prior to the end of the contract term. On June 30, 2000, the cooperative agreement for the management of the Jena Juvenile Justice Center between the Company and the LaSalle Hospital District No. 1 was discontinued. Additionally, the contract for the management of the Travis County Community Justice Center was discontinued in 1999 based on the mutual agreement of the Company, the Texas Department of Criminal Justice State Jail Division and Travis County, Texas. The Company also had a contract that did not extend for the full term, which was for the management of the Monroe County, Florida jail. By mutual agreement of the Company and the Monroe County Board of Commissioners, the contract was discontinued in 1990 on an amicable basis.

     In addition, in connection with the Company's management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company's contracts typically require it to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company is a named insured under a liability insurance program maintained by TWC, which includes comprehensive general liability, automobile liability and workers' compensation coverage for TWC and several of its domestic subsidiaries. See "Business -- Insurance." In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company's management of facilities and in some instances the Company is required to maintain performance bonds.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

     The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 30, 2001, the Company has provided service for the design and construction of thirty-two facilities and for the redesign and renovation of three facilities and has contracts to design and construct one facility. The Company is willing to perform consultation and management services for the design and construction or redesign and renovation of a facility regardless of whether it has been awarded the contract for the management of such facility. See table in "Business -- Facilities."

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

     The Company typically acts as the primary developer on construction contracts for facilities and subcontracts with national general contractors. Where possible, the Company subcontracts with construction companies with which it has previously worked. The Company has an in-house team of prison design and prison operations experts that coordinate all aspects of the development with subcontractors and provide site-specific services. It has been the Company's experience that it typically takes 9 to 24 months to construct a facility after the contract is executed and financing approved. The Company may also propose to contracting governmental agencies various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a facilitator with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company's stock; (ii) cash flows from operations;
(iii) borrowing from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or (iv) lease arrangements with third parties. Of the 61 facilities managed or contracted to be managed by the Company, 42 are funded using one of the above-described financing vehicles, and 19 are directly leased. Additionally, the Jena Facility is directly leased for which the Company does not currently have an operating contract.

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

BUSINESS PROPOSALS

     The Company pursues both domestic and international projects. At December 30, 2001, the Company had outstanding written responses to RFPs for six projects with a total of 5,050 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

INSURANCE

     The Company purchases comprehensive general liability, automobile liability and workers' compensation with a $1.0 million deductible per occurrence. The deductible portion of the Company's risk is re-insured by TWC's wholly-owned captive re-insurance company. The Company pays TWC a fee for the transfer of the deductible exposure. The Insurance Program consists of primary and excess insurance coverage. The primary coverage has a $5 million limit per occurrence with a $20 million general aggregate limit. The excess coverage has a $100 million limit per occurrence and in the aggregate which the Company shares with TWC. The Company believes such limits are adequate to insure against the various liability risks of its business. The premium paid by the Company to TWC for coverage under the

Insurance Program in 2001 was approximately $22.0 million, representing premiums paid to a captive reinsurance company that is wholly owned by TWC. The facility management contracts and various state statutes require the Company to maintain such insurance and the management contracts provide that the contracting agency may terminate the contract if the Company fails to maintain the required insurance coverages. Under the Insurance Program, the first $1 million of expenses and losses per occurrence were reinsured by TWC's wholly-owned captive reinsurance company during Fiscal 2001.

EMPLOYEES AND EMPLOYEE TRAINING

     At December 30, 2001, the Company had 10,763 full-time employees. Of such full-time employees, 66 were employed at the Company's headquarters and 10,697 were employed at facilities and regional offices. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company's correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New York), Michigan Youth Correctional Facility (Michigan) and Bayamon Correctional Facility (Puerto Rico) are members of unions. The Company is also in negotiations with the union for the correctional officers at Desert View Community Correctional Facility (California). In addition, the Company's correctional officer employees at Auckland Central Remand Prison (New Zealand) and the majority of our employees in our Australian operations are represented by union agreements. In addition, the employees of Premier Prison Services in the United Kingdom are covered by a national collective bargaining agreement with the Prison Service Union. Other than the contracts described above, the Company has no other union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

     Under the laws applicable to most of the Company's operations, and internal Company policy, the Company's corrections officers are required to complete a minimum amount of training. At least 160 hours of pre-service training by the Company is required under most state laws before an employee is allowed to work in a position that will bring him or her in contact with inmates. In addition to a minium of 160 hours of pre-service training most states require 40 or 80 hours of on the job training. Florida law requires that correction officers receive 520 hours of training and Michigan law requires that correction officers receive 640 hours of training. The Company's training programs meet or exceed all applicable requirements.

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

     At least 222 hours of training is required for United Kingdom employees as 240 hours of training is required for Australian employees and 160 hours of training is required for South African employees before such employees are allowed to work in positions that will bring them into contact with inmates. Company employees in the United Kingdom, Australia and South Africa receive a minimum of 40 hours of additional training each year.

COMPETITION

     The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, and its reputation. The Company competes with a number of companies, including, but not limited to: Corrections Corporation of America; Correctional Services Corporation; Group 4 Falck Global Solutions Ltd; U.K. Detention Services, Ltd.; Cornell Companies, Inc.; Securicor PLC; Sodexho Alliance; and Management and Training Corporation. Some of the Company's competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

NON-U.S. OPERATIONS

     Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. International operations of the Company provide correctional and detention facilities management in Australia and New Zealand.

A summary of domestic and international operations is presented below:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                  (000'S)
REVENUES
  Domestic operations................................  $454,053   $426,510   $371,333
  International operations...........................   108,020    109,047     67,151
                                                       --------   --------   --------
     Total revenues..................................  $562,073   $535,557   $438,484
                                                       ========   ========   ========
OPERATING INCOME
  Domestic operations................................  $ 19,559   $  9,620   $ 21,660
  International operations...........................     4,625      9,292      4,381
                                                       --------   --------   --------
     Total operating income..........................  $ 24,184   $ 18,912   $ 26,041
                                                       ========   ========   ========
LONG-LIVED ASSETS
  Domestic operations................................  $ 47,639   $ 48,274   $ 39,005
  International operations...........................     6,119      6,346      4,355
                                                       --------   --------   --------
     Total long-lived assets.........................  $ 53,758   $ 54,620   $ 43,360
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

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                  (000'S)
STATEMENT OF OPERATIONS DATA
Revenues.............................................  $153,744   $139,137   $147,274
Operating income.....................................    15,277     14,950     11,048
Net income...........................................     9,881      8,980      6,618

BALANCE SHEET DATA
Current assets.......................................  $ 99,294   $ 66,382   $ 44,213
Noncurrent assets....................................   272,777    286,049    230,581
Current liabilities..................................    53,082     39,451     26,774
Noncurrent liabilities...............................   293,403    286,526    232,961
Shareholders' equity.................................    25,586     26,454     15,059

     The following table summarizes certain financial information pertaining to the South Africa unconsolidated foreign affiliates, on a combined basis, for the last two fiscal years.

                                                               2001      2000
                                                              -------   -------
                                                                   (000'S)
STATEMENT OF OPERATIONS DATA
Revenues....................................................  $    --   $    --
Operating loss..............................................   (1,749)       --
Net loss....................................................   (1,441)       --

BALANCE SHEET DATA
Current assets..............................................  $ 5,112   $ 6,561
Noncurrent assets...........................................   31,924    14,357
Current liabilities.........................................      913        32
Noncurrent liabilities......................................   32,746    13,969
Shareholders' equity........................................    3,377     6,917

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

     The industry in which the Company operates is subject to national, federal, state, and local regulations in the United States, United Kingdom, Australia, South Africa, New Zealand, Canada and Puerto Rico which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. The Company's contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. The Company's Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Commission on Alcohol and Drug Abuse to provide substance abuse treatment. Certain states, such as Florida and Texas, deem correctional officers to be peace officers and require Company personnel to be licensed and subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

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

COMMITMENTS AND CONTINGENCIES

     In December 2001, the Company was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract expires March 23, 2002. The Company has met with various government officials in an effort to reverse the initial decision. However, there can be no assurance that these efforts will be successful. The Company does not expect the discontinuation of the management contract to have a significant adverse impact on the Company's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of the Company.

     On June 30, 2002, the Company's contract with the California Department of Corrections (the "Department") for the management of the McFarland Community Corrections Center expires. The Company believes that the Department may not renew this contract due to budgetary constraints. The Company is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies. There can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with CPV. In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge in 2002 related to its future minimum lease commitment with CPV. The remaining lease obligation is approximately $6.0 million through April 28, 2008.

     The Company continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in a lower insurance rate. The Company's insurance costs increased significantly during the third and fourth quarter of 2001. Management believes these costs have stabilized. However, the increases may continue through 2002.

     In connection with the financing and management of one Australian facility, the Company's wholly-owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations which are non-recourse to the Company. The subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, the Company's investment of approximately $5 million is at risk. The Company believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

ITEM 2.  PROPERTIES

     The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC and a third party. In addition, the Company leases office space for its regional offices in Austin, Texas; Irvine, California; Palm Beach Gardens, Florida; and Sydney, Australia.

     The Company also leases the space for the following facilities it manages under operating leases: (i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Texas Parole Violator Facility; (iv) Central Valley Community Correctional Facility; (v) Coke County Juvenile Justice Facility; (vi) Desert View Community Correctional Facility; (vii) Golden State Community Correctional Facility; (viii) Guadalupe County Correctional Facility;
(ix) Jena Juvenile Justice Center; (x) Karnes County Correctional Center; (xi) Lawton Correctional Facility; (xii) Lea County Correctional Facility; (xiii) McFarland Community Correctional Facility; (xiv) Michigan Youth Correctional Facility; (xv) North Texas Intermediate Sanction Facility; (xvi) Queens Private Correctional Facility; (xvii) Rivers Correctional Institution; (xviii) Western Region Detention Facility at San Diego and (xix) Val Verde Correctional Facility.

     The Company owns a 72-bed psychiatric hospital in Fort Lauderdale, Florida which it purchased and renovated in 1997.

     In December 1997, the Company entered into a $220 million operating lease facility that was established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain debt obligations of First Security Bank, N.A., a party to the aforementioned operating lease facility. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for four properties in operation.

     The term of the operating lease facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002. Upon expiration, the Company may purchase the properties in the facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

ITEM 3.  LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table shows the high and low prices for Wackenhut Corrections Corporation's ("the Company") common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal 2001 and 2000. The prices shown have been rounded to the nearest $1/100th. The approximate number of shareholders of record as of February 13, 2002, was 186.

                                                           2001              2000
                                                      ---------------   --------------
QUARTER                                                HIGH     LOW      HIGH     LOW
-------                                               ------   ------   ------   -----
First...............................................  $ 9.88   $ 7.44   $11.38   $8.38
Second..............................................   14.50     8.85     9.38    6.25
Third...............................................   14.63    12.35     9.69    7.19
Fourth..............................................   16.30    11.90     7.75    6.00

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

     The Company actively pursued its stock buy-back program in open market and block purchases. During fiscal 2001 and 2000, the Company purchased 122,000 and 500,000 shares, respectively, of its common stock at an average price of $12.68 and $9.87 per share, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FISCAL YEAR ENDED:(1)                                    2001                   2000                  1999             1998
---------------------                             -------------------    -------------------    ----------------    ----------
RESULTS OF OPERATIONS:
Revenues........................................  $   562,073   100.0%   $   535,557   100.0%   $438,484   100.0%   $  312,759
Operating income................................       24,184     4.3%        18,912     3.5%     26,041     5.9%       22,501
Income before cumulative effect of change in
 accounting for start-up costs..................       19,379     3.4%        16,994     3.2%     21,940     5.0%       16,828
Cumulative effect of change in accounting for
 start-up costs.................................           --     0.0%            --     0.0%         --     0.0%      (11,528)
                                                  -----------   -----    -----------   -----    --------   -----    ----------
Net income......................................  $    19,379     3.4%   $    16,994     3.2%   $ 21,940     5.0%   $    5,300
                                                  -----------   -----    -----------   -----    --------   -----    ----------
EARNINGS PER SHARE -- BASIC:
Income before cumulative effect of change in
 accounting for start-up cost...................  $      0.92            $      0.81            $   1.01            $     0.76
Cumulative effect of change in accounting for
 start-up costs.................................           --                     --                  --                 (0.52)
                                                  -----------            -----------            --------            ----------
Net income......................................  $      0.92            $      0.81            $   1.01            $     0.24
                                                  -----------            -----------            --------            ----------
EARNINGS PER SHARE -- DILUTED:
Income before cumulative effect of change in
 accounting for start-up cost...................  $      0.91            $      0.80            $   1.00            $     0.74
Cumulative effect of change in accounting for
 start-up costs.................................           --                     --                  --                 (0.51)
                                                  -----------            -----------            --------            ----------
Net income......................................  $      0.91            $      0.80            $   1.00            $     0.23
                                                  -----------            -----------            --------            ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic...........................................       21,028                 21,110              21,652                22,119
Diluted.........................................       21,261                 21,251              22,015                22,683
                                                  -----------            -----------            --------            ----------
FINANCIAL CONDITION:
Current assets..................................  $   139,612            $   129,637            $134,893            $   94,464
Current liabilities.............................       76,616                 73,636              55,516                28,145
Total assets....................................      221,075                223,571             204,425               148,008
Total debt......................................           --                 10,000              15,000                   213
Shareholders' equity............................      130,361                127,164             118,684               102,940
                                                  -----------            -----------            --------            ----------
OPERATIONAL DATA:
Contracts/awards................................           61                     57                  56                    52
Facilities in operation.........................           59                     51                  50                    40
Design capacity of contracts....................       39,965                 39,944              39,930                35,707
Design capacity of facilities in operation......       35,941                 32,536              32,110                26,651
Compensated resident days(2)....................   11,068,912             10,572,093            9,636,099            7,678,858
                                                  -----------            -----------            --------            ----------

FISCAL YEAR ENDED:(1)                             1998            1997
---------------------                             -----    ------------------
RESULTS OF OPERATIONS:
Revenues........................................  100.0%   $  206,930   100.0%
Operating income................................    7.2%       16,545     8.0%
Income before cumulative effect of change in
 accounting for start-up costs..................    5.4%       11,875     5.7%
Cumulative effect of change in accounting for
 start-up costs.................................  (3.7)%           --     0.0%
                                                  -----    ----------   -----
Net income......................................    1.7%   $   11,875     5.7%
                                                  -----    ----------   -----
EARNINGS PER SHARE -- BASIC:
Income before cumulative effect of change in
 accounting for start-up cost...................           $     0.54
Cumulative effect of change in accounting for
 start-up costs.................................                   --
                                                           ----------
Net income......................................           $     0.54
                                                           ----------
EARNINGS PER SHARE -- DILUTED:
Income before cumulative effect of change in
 accounting for start-up cost...................           $     0.52
Cumulative effect of change in accounting for
 start-up costs.................................                   --
                                                           ----------
Net income......................................           $     0.52
                                                           ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic...........................................               22,015
Diluted.........................................               22,697
                                                           ----------
FINANCIAL CONDITION:
Current assets..................................           $   75,172
Current liabilities.............................               23,946
Total assets....................................              139,203
Total debt......................................                  225
Shareholders' equity............................              102,295
                                                           ----------
OPERATIONAL DATA:
Contracts/awards................................                   46
Facilities in operation.........................                   32
Design capacity of contracts....................               30,144
Design capacity of facilities in operation......               20,720
Compensated resident days(2)....................            5,192,614
                                                           ----------

---------------

(1) The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal 1998 included 53 weeks. Fiscal 2001, 2000, 1999, and 1997 each included 52 weeks.

(2) Compensated resident days are calculated as follows: (a) per diem rate facilities -- the number of beds occupied by residents on a daily basis during the fiscal year and, (b) fixed rate facilities -- the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this document may contain forward-looking statements regarding future events and future performance of the Company that involves risks and uncertainties that could materially affect actual results, including statements regarding estimated earnings, revenues and costs and estimated openings of new facilities and new global business development opportunities. For further discussion of these statements, refer to Item 1 "Business -- Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

OVERVIEW

     The Company, a 57% owned subsidiary of The Wackenhut Corporation ("TWC",
NYSE: WAK and WAKB), is a leader in offering government agencies a turnkey approach to developing new correctional institutions that includes design, construction, financing and operations. It provides a broad spectrum of correctional services, which include adult corrections, juvenile facilities, community corrections and special purpose institutions. Additionally, the Company is a leading developer and manager of public sector mental health facilities.

     The Company has contracts/awards to manage 59 correctional facilities in the United States, the United Kingdom, Australia, South Africa, and New Zealand with a total of 39,543 beds, and additional contracts for prisoner transportation, correctional health care services, mental health services, and facility design and construction.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from operations, borrowings under its credit facilities, and sale of its rights to acquire prison facilities. Cash and equivalents totaled $46.1 million at December 30, 2001, compared to $33.8 million at December 31, 2000.

     One of the Company's sources of liquidity is a $30 million multi-currency revolving credit facility, which includes $5.0 million for the issuance of letters of credit. At December 30, 2001, there was no amount outstanding under this facility. This revolving credit facility expires December 18, 2002. At December 30, 2001 the Company had five letters of credit outstanding in an aggregate amount of approximately $0.2 million. Availability related to these instruments at December 30, 2001 was $30.0 million.

     At December 30, 2001, the Company had outstanding thirteen letters of guarantee totaling approximately $10.2 million under separate international facilities.

     The Company has a $220 million operating lease facility established to acquire and develop new correctional institutions used in its business. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for four properties in operation.

     The term of the operating lease facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, the Company may purchase the properties in the facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

     In connection with the financing and management of one Australian facility, the Company's wholly-owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations which are non-recourse to the Company. The subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, the Company's investment of approximately $5 million is at risk. The Company believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

     Cash provided by operating activities amounted to $29.5 million in fiscal 2001 compared to cash provided by operating activities of $25.9 million in fiscal 2000, primarily reflecting higher net income.

     Cash used in investing activities decreased by $17.0 million to $3.9 million in fiscal 2001 as compared to fiscal 2000. This change is primarily due to reduced capital expenditures in 2001 and increased repayments of company advances by affiliates in 2001.

     Cash used in financing activities increased by $1.2 million to $11.2 million in fiscal 2001 as compared to fiscal 2000. This change reflects higher net repayments on long-term debt offset by fewer repurchases of common stock.

     Current cash requirements consist of amounts needed for: working capital; capital expenditures and supply purchases; investments in joint ventures; and investments in facilities. Some of the Company's management contracts require the Company to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the "per diem" rates or monthly fixed fees to the contracting agency over the original term of the contract.

     Twenty-one contracts are subject to renewal in 2002. Management of the Company believes they will be successful in the renegotiation of these contracts except as separately discussed herein. However, there can be no assurance that the Company will be able to renew these contracts.

     The accumulated other comprehensive loss component of shareholders' equity increased from a deficit of $5.5 million at December 31, 2000 to a deficit of $20.8 million at December 30, 2001, primarily due to the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and a decrease in the value of the Australian dollar relative to the United States dollar in connection with our Australian and New Zealand operations. See "Notes to Consolidated Financial Statements -- Interest Rate Swaps."

     Management believes that cash on hand, cash funds from operations and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company's business, both on a near and long-term basis.

     The Company's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to renew its $220 million operating lease facility and its $30 million revolving credit facility at reasonable rates in 2002. A substantial decline in the Company's financial performance as a result of an increase in operational expenses relative to revenue could limit the Company's access to capital.

  INFLATION

     Management believes that inflation, in general, did not have a material effect on the Company's results of operations during fiscal 2001 and 1999. However, in fiscal 2000, the Company experienced increased wage pressures due to tight labor markets in certain key geographic areas. In addition, the Company was negatively impacted by significant increases in utilities costs in fiscal 2000, particularly in the western United States. While some of the Company's contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on the Company's results of operations in the future to the extent that wages and salaries, which represent the largest expense to the Company, increase at a faster rate than the per diem or fixed rates received by the Company for its management services.

  MARKET RISK

     The Company is exposed to market risks, including changes in interest rates and currency exchange rates.

     These exposures primarily relate to changes in interest rates with respect to a $220 million operating lease facility and a $30 million revolving credit facility and the Company's renewal of these facilities in 2002 at reasonable rates. Monthly payments under these facilities are indexed to a variable interest rate. Based upon the Company's interest rate and foreign currency exchange rate exposure at December 30, 2001, a 100 basis point change in the current interest rate or a 10 percent increase in historical currency rates would have approximately a $1.5 million effect on the Company's financial position and results of operations over the next fiscal year.

  RELATED PARTIES

     As discussed herein, the Company has related party transactions with its parent company, TWC. Additionally, the Company has significant transactions with Correctional Properties Trust ("CPV", NYSE: CPV). The Company and CPV have three common members on their respective board of directors. The Company leases eleven facilities from CPV under ten year operating leases.

  RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

  Fiscal 2001 compared with Fiscal 2000

     Revenues increased $26.5 million, or 5.0% to $562.1 million in 2001 from $535.6 million in 2000. The increase in revenues is the result of new facility openings offset by lower construction revenue, closure of two facilities and lower compensated resident days at the DIMA facilities in Australia. Specifically, revenue increased approximately $52.5 million in 2001 compared to 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July 2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $27.3 million in 2001 compared to 2000 due to less construction activity. Revenues also decreased by approximately $10.4 million in 2001 compared to 2000 due to the cessation of operations at the Jena Juvenile Justice Center, the expiration of our contracts with the Arkansas Board of Correction and Community Punishment and a decline in compensated resident days at the DIMA facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

     The number of compensated resident days in domestic facilities increased to
9.2 million in 2001 from 8.8 million in 2000. Average facility occupancy in domestic facilities was 97% for 2001 and 2000. Compensated resident days in Australian facilities increased to 1.9 million in 2001 from 1.8 million in

2000 primarily due to the opening of the Auckland Central Remand Prison in July 2000. Average facility occupancy in Australian facilities decreased to 94.3% in 2001 from 99.1% in 2000.

     The Company has 21 existing contracts up for renewal in 2002. Management expects to renew these contracts, except as discussed below, but can provide no assurance that the Company will be successful in these efforts.

     In December 2001, the Company was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract is set to expire March 23, 2002. The Company has met with various government officials in an effort to reverse the initial decision. There can be no assurance that these efforts will be successful. The Company does not expect the discontinuation of the management contract to have a significant adverse impact on the Company's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of the Company.

     On June 30, 2002, the Company's contract with the California Department of Corrections (the "Department") for the management of the McFarland Community Corrections Center is set to expire. The Company believes that the Department may not renew this contract due to budgetary constraints. The Company is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies. There can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with CPV. In the event the Company is unable to extend the contract or find an alternative use for the Facility, the Company will be required to record an operating charge in 2002 related to its future minimum lease commitments with CPV. The remaining lease obligation is approximately $6.0 million through April 28, 2008.

     Operating expenses increased by 3.6% to $500.5 million in 2001 compared to $483.0 million in 2000. As a percentage of revenues, operating expenses decreased to 89.1% in 2001 from 90.2% in 2000. This increase primarily reflects the four facilities that were opened in 2001 and 2000, as described above. Additionally, there are a number of secondary factors contributing to the increase in operating expenses in 2001 as compared to 2000 which include the following: lease expense for payments made to CPV of $20.9 million, excluding the Jena lease payments included in the Jena charge, offset by $1.9 million in amortization of the deferred revenue from the sale of properties to CPV; and expenses related to the construction of a new facility for the government of the Netherlands Antilles. The decrease as a percentage of revenue is the result of improved operations at a number of facilities including: Lea County Correctional Facility (New Mexico), Michigan Youth Correctional Facility (Michigan), and North Texas Intermediate Sanction Facility (Texas) and the termination of its management service contract for the Grimes and McPherson Correctional Facilities on June 30, 2001. The Company implemented strategies to improve the operational performance of these facilities and believes their performance has stabilized. However, there can be no assurance that these strategies will continue to be successful. Additionally during 2001 the Company renegotiated its management contract for the George W. Hill Correctional Facility. The Company purchases comprehensive general liability, automobile liability and workers' compensation with a $1.0 million deductible per occurrence. The deductible portion of the Company's risk is re-insured by TWC's wholly-owned captive re-insurance company. The Company pays TWC a fee for the transfer of the deductible exposure. The Company continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience. The Company's insurance costs increased significantly during the third and fourth quarter of 2001. The Company paid premiums related to this program of approximately $22.0 million in fiscal 2001 as compared to approximately $13.6 million in fiscal 2000. Management believes these costs have stabilized, however, the increases may continue in the future. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurance that this strategy will result in lower insurance rates. In addition to the casualty insurance program with TWC, related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for management support, office space and interest expense. Total related party transaction costs with TWC, excluding casualty insurance, were approximately $3.2 million in fiscal 2001 as compared to $3.8 million in fiscal 2000. As previously discussed, the Company also incurred significant unanticipated wage increases in 2000 due to tight labor markets. The Company did not experience significant unanticipated wage increases in 2001.

     In 2001, the Company reported an operating charge of $3.0 million ($1.8 million after tax, or $0.09 per share), related to the Jena, Louisiana facility which represents the expected losses to be incurred on the lease through December 2002 as management believes a sale of the facility will be finalized by that date or an alternative future use will be found. There can be no assurance that the Company and CPV will be able to successfully complete a sale. If a sale is not completed prior to December 29, 2002, or if the Company is unable to sublease or find an alternative use for the Jena Facility prior to December 29, 2002, an additional charge related to the Jena Facility would be required. The Company's total remaining obligation under the lease agreement is approximately $14 million. This compares with a charge of $3.8 million in 2000 ($2.3 million after tax, or $0.11 per share). At that time the Company estimated the facility would remain inactive through 2001.

     Depreciation and amortization increased by 14.8% to $9.9 million in 2001 from $8.6 million in 2000 due to the new facilities added in 2001 and a full year of depreciation on the San Diego facility added in 2000. As a percentage of revenues, depreciation and amortization increased to 1.8% from 1.6% in 2000.

     Contribution from operations increased 21.4% to $48.6 million in 2001 from $40.0 million in 2000. As discussed above, this increase is primarily attributable to the four new facilities that opened in 2001 and 2000 and the other factors discussed above. As a percentage of revenue, contribution from operations increased to 8.6% in 2001 from 7.5% in 2000.

     General and administrative expenses increased 15.6% to $24.4 million in 2001 from $21.1 million in 2000. The increase reflects costs related to additional personnel and infrastructure as well as increased salary costs and higher travel costs. As a percentage of revenue, general and administrative expenses increased to 4.3% in 2001 from 3.9% in 2000.

     Operating income increased by 27.9% to $24.2 million in 2001 from $18.9 million in 2000. As a percentage of revenue, operating income increased to 4.3% in 2001 from 3.5% in 2000 due to the factors impacting contribution from operations.

     Interest income decreased 52.5% to $1.2 million in 2001 from $2.6 million in 2000. This decrease is primarily due to lower average invested cash balances, lower interest rates and the sale of a portion of the Company's loans to overseas affiliates in 2000.

     Interest expense decreased 57.3% to $0.6 million in 2001 from $1.3 million in 2000. This decrease is due to decreased interest rates and paying down $10.0 million in long-term debt during 2001.

     Other income in 2000 of $0.6 million represents a gain from the sale of a portion of the Company's loans to overseas affiliates. There was no such activity in 2001.

     Income before income taxes and equity in earnings of affiliates, increased to $24.9 million in 2001 from $20.9 million in 2000 due to the factors described previously.

     Provision for income taxes increased to $9.7 million in 2001 from $8.4 million in 2000 due to the increase in income before income taxes. The Company's effective tax rate decreased 1% due to lower foreign tax rates.

     Equity in earnings of affiliates, net of income tax provision, decreased 6.0% to $4.2 million in 2001 from $4.5 million in 2000 due to phase-in costs associated with the 800-bed Dovegate prison in the United Kingdom, which opened in the third quarter of 2001, and start-up costs related to the 3,024-bed South African prison on schedule to open in mid-February, 2002.

     Net income increased 14.0% to $19.4 million in 2001 from $17.0 million in 2000 as a result of the factors described above.

  Fiscal 2000 compared with Fiscal 1999

     Revenues increased $97.1 million, or 22.1% to $535.6 million in 2000 from $438.5 million in 1999. Approximately $68.7 million of the increase in revenues in 2000 compared with 1999 is primarily attributable to increased compensated resident days resulting from the opening of two new facilities in 2000 and increased compensated resident days at six facilities that opened in 1999 offset by the loss of the Jena, Louisiana and Travis County, Texas contracts. Approximately $27.8 million of the increase in revenues represents project revenue for the development of the South Florida State Hospital and Curacao projects. The balance of the increase in revenues was attributable to facilities open during all of both periods. The Company expects to open two facilities in the first quarter of 2001, a 784-bed facility in Del Rio, Texas and 1,200-bed facility in Winton, North Carolina. When opening a new facility the Company incurs significant costs for payroll and training of new personnel. However, the Company does not receive occupants until the contracting agency has certified the facility as being complete and ready for use. The Company believes it will meet all the necessary requirements and intake inmates in accordance with its planned schedule. However there can be no assurances that the contracting agency will certify the facility and as a result that the Facility will open as scheduled. Any delays in opening could significantly impact the Company's first quarter 2001 results of operations.

     The number of compensated resident days in domestic facilities increased to
8.8 million in 2000 from 8.5 million in 1999. Average facility occupancy in domestic facilities remained constant at 97.4% for 2000 and 1999. Compensated resident days in Australian facilities increased to 1.8 million from 1.1 million in 1999 primarily due to higher compensated resident days at the immigration detention facilities. Average facility occupancy in Australian facilities increased to 99.1% in 2000 from 96.6% in 1999.

     Operating expenses increased by 24.1% to $483.0 million in 2000 compared to $389.3 million in 1999. As a percentage of revenues, operating expenses increased to 90.2% in 2000 from 88.8% in 1999. This increase primarily reflects the eight facilities that were opened in 2000 and 1999, as described above. Additionally, there are a number of secondary factors contributing to the increase which include the following: lease expense for payments made to CPV of $21.6 million, excluding the Jena lease payments included in the one-time special charge, offset by $1.9 million in amortization of the deferred revenue from the sale of properties to CPV; expenses related to the construction of new facilities for the South Florida State Hospital and the government of the Netherlands Antilles; and additional expenses related to operations at the Jena Juvenile Justice Center (Louisiana), Lea County Correctional Facility (New Mexico), Ronald McPherson Correctional Facility (Arkansas), Scott Grimes Correctional Facility (Arkansas), Michigan Youth Correctional Facility (Michigan), and North Texas Intermediate Sanction Facility (Texas). The Company has developed strategies to improve the operational performance of these facilities, however, there can be no assurances that these strategies will be successful. Additionally, the Company has informed the Arkansas Board of Correction and Community Punishment and the Arkansas Department of Correction that the Company would not consider a third extension of its management service contract for the Grimes and McPherson Correctional Facilities under the contracts' current terms and conditions. The existing contracts are set to expire on June 30, 2001. The Company does not expect the expiration of the current management contracts to have any material impact on the Company's financial guidance for the fiscal year 2001. Both Arkansas prisons are owned by the State. However, there can be no assurance that the Company will be able to exit these facilities with out negative financial impact. The Company continues to incur increasing insurance costs due to adverse claims experience. Based on the Company's experience, 2000 insurance rates (based on payroll) increased over 1999 resulting in approximately $2.4 million of additional expense. If the Company's loss experience continues to deteriorate, additional insurance costs could adversely impact results of operations and the Company's financial guidance for 2001. The Company is developing a strategy to improve the management of its future loss claims but can provide no assurances that this strategy will be successful. As previously discussed the Company also incurred significant unanticipated wage increases in 2000 due to tight labor markets. Additionally, during 2000, the Company experienced increased medical costs for offsite hospitalizations and treatment of serious illnesses of certain residents, which were beyond the treatment capabilities of the Company's facilities.

     In 2000, the Company reported an operating charge of $3.8 million ($2.3 million after tax, or $0.11 per share), related to the de-activation of the Jena, Louisiana facility. The Company estimates the facility will remain inactive through the end of 2001.

     Depreciation and amortization increased by 61.3% to $8.6 million in 2000 from $5.4 million in 1999 due to the increase in operational assets during 2000 as compared with 1999 as well as increased leasehold improvements at the New Mexico, Oklahoma, and San Diego facilities. As a percentage of revenues, depreciation and amortization increased to 1.6% from 1.2% in 1999.

     Contribution from operations decreased 8.6% to $40.0 million in 2000 from $43.8 million in 1999. As discussed above, this decrease is primarily attributable to the special operating charge related to the Jena Juvenile Justice Center as well as the eight new facilities that opened in 2000 and 1999. As a percentage of revenue, contribution from operations decreased to 7.5% in 2000 from 10.0% in 1999.

     General and administrative expenses increased 18.9% to $21.1 million in 2000 from $17.8 million in 1999. The increase reflects costs related to additional personnel and infrastructure, as well as $1.1 million of additional costs related to the Company's service agreement with TWC. As a percentage of revenue, general and administrative expenses decreased to 3.9% in 2000 from 4.1% in 1999.

     Operating income decreased by 27.4% to $18.9 million in 2000 from $26.0 million in 1999. As a percentage of revenue, operating income decreased to 3.5% in 2000 from 5.9% in 1999 due to the factors impacting contribution from operations.

     Interest income decreased 26.2% to $2.6 million in 2000 from $3.6 million in 1999. This decrease is primarily due to lower invested cash balances and the sale of approximately one-half of the Company's loans to overseas affiliates.

     Interest expense increased 19.7% to $1.3 million in 2000 from $1.1 million in 1999. This increase is due to increased interest rates.

     Other income decreased 75.4% to $0.6 million in 2000 from $2.6 million in 1999. This decrease is due to a $2.6 million gain from the sale of approximately one-half of the Company's loans to overseas affiliates in 1999 as compared with the $0.6 million gain recorded in 2000. These loans were previously included in "Investments in and advances to affiliates" in the accompanying consolidated balance sheets.

     Income before income taxes and equity in earnings of affiliates, decreased to $20.9 million in 2000 from $31.1 million in 1999 due to the factors described previously.

     Provision for income taxes decreased to $8.4 million in 2000 from $12.5 million in 1999 due to the decrease in income before income taxes and the decrease in the effective rate to 40.0% in 2000 from 40.1% in 1999.

     Equity in earnings of affiliates, net of income tax provision, increased 35.7% to $4.5 million in 2000 from $3.3 million in 1999 due to the commencement of home monitoring contracts in January 1999 and the opening of H.M. Prison Kilmarnock in March 1999, the Hassockfield Secure Training Centre in Medomsley, England in September 1999 and H.M. Prison Pucklechurch in Pucklechurch, England in November 1999.

     Net income decreased 22.5% to $17.0 million in 2000 from $21.9 million in 1999 as a result of the factors described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       WACKENHUT CORRECTIONS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
REVENUES....................................................  $562,073   $535,557   $438,484
OPERATING EXPENSES (including amounts related to The
  Wackenhut Corporation (TWC) of $21,952, $13,588, and
  $9,454)...................................................   500,547    483,035    389,325
JENA CHARGE.................................................     3,000      3,849         --
DEPRECIATION AND AMORTIZATION...............................     9,919      8,639      5,355
                                                              --------   --------   --------
CONTRIBUTION FROM OPERATIONS................................    48,607     40,034     43,804
GENERAL AND ADMINISTRATIVE EXPENSES (including amounts
  related to TWC of $3,117, $3,783, and $3,229).............    24,423     21,122     17,763
                                                              --------   --------   --------
OPERATING INCOME............................................    24,184     18,912     26,041
INTEREST INCOME (including amounts related to TWC of $9, $8,
  and $492).................................................     1,246      2,625      3,558
INTEREST EXPENSE (including amounts related to TWC of ($58),
  ($73), and $--)...........................................      (565)    (1,322)    (1,104)
OTHER INCOME, NET...........................................        --        641      2,608
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF
  AFFILIATES................................................    24,865     20,856     31,103
PROVISION FOR INCOME TAXES..................................     9,706      8,352     12,472
                                                              --------   --------   --------
INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES..............    15,159     12,504     18,631
EQUITY IN EARNINGS OF AFFILIATES, (net of income tax
  provision of $2,698, $2,985, and $2,215)..................     4,220      4,490      3,309
                                                              --------   --------   --------
NET INCOME..................................................  $ 19,379   $ 16,994   $ 21,940
                                                              ========   ========   ========
EARNINGS PER SHARE
  Basic:....................................................  $   0.92   $   0.81   $   1.01
                                                              ========   ========   ========
  Diluted:..................................................  $   0.91   $   0.80   $   1.00
                                                              ========   ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...................    21,028     21,110     21,652
                                                              ========   ========   ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.................    21,261     21,251     22,015
                                                              ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                 2001         2000
                                                              ----------   ----------
                                                                 (U.S. DOLLARS IN
                                                                    THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 46,099     $ 33,821
  Accounts receivable, less allowance for doubtful accounts
     of $2,557 and $1,262...................................     79,002       80,508
  Deferred income tax asset.................................      6,041        4,124
  Other.....................................................      8,470       11,184
                                                               --------     --------
     Total current assets...................................    139,612      129,637
                                                               --------     --------
PROPERTY AND EQUIPMENT, NET.................................     53,758       54,620
INVESTMENTS IN AND ADVANCES TO AFFILIATES...................     20,219       30,610
GOODWILL, NET...............................................        414        1,398
DEFERRED INCOME TAX ASSET...................................        716        1,963
OTHER.......................................................      6,356        5,343
                                                               --------     --------
                                                               $221,075     $223,571
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $ 14,079     $ 18,351
  Accrued payroll and related taxes.........................     13,318       12,744
  Accrued expenses..........................................     46,464       39,548
  Current portion of deferred revenue.......................      2,755        2,993
                                                               --------     --------
     Total current liabilities..............................     76,616       73,636
                                                               --------     --------
LONG-TERM DEBT..............................................         --       10,000
DEFERRED REVENUE............................................      9,817       12,771
OTHER.......................................................      4,281           --
                                                               --------     --------
COMMITMENTS AND CONTINGENCIES (notes 4, 6 and 7)
SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized.............................................         --           --
  Common stock, $.01 par value, 30,000,000 shares
     authorized, 20,977,224 and 21,013,024 shares issued and
     outstanding............................................        210          210
  Additional paid-in capital................................     61,157       61,992
  Retained earnings.........................................     89,836       70,457
  Accumulated other comprehensive loss......................    (20,842)      (5,495)
                                                               --------     --------
     Total shareholders' equity.............................    130,361      127,164
                                                               --------     --------
                                                               $221,075     $223,571
                                                               ========     ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       WACKENHUT CORRECTIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income................................................  $ 19,379   $ 16,994   $ 21,940
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization expense.................     9,919      8,639      5,355
      Deferred tax benefit..................................      (670)    (1,952)      (842)
      Provision for doubtful accounts.......................     3,636      1,755      1,474
      Gain on sale of loans receivable......................        --       (641)    (2,608)
      Equity in earnings of affiliates, net of tax..........    (4,220)    (4,490)    (3,309)
      Tax benefit related to employee stock options.........       315         --        321
  Changes in assets and liabilities
    (Increase) decrease in assets
      Accounts receivable...................................    (3,219)    (6,227)   (18,525)
      Other current assets..................................     1,383        204     (1,997)
      Other assets..........................................      (414)    (3,325)      (276)
    Increase (decrease) in liabilities
      Accounts payable and accrued expenses.................     1,525     15,669     20,327
      Accrued payroll and related taxes.....................       756      1,768      1,228
      Deferred revenue......................................    (3,192)    (2,488)      (854)
      Other liabilities.....................................     4,281         --         --
                                                              --------   --------   --------
  Net cash provided by operating activities.................    29,479     25,906     22,234
                                                              --------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliates.................      (130)    (4,515)    (5,528)
  Repayments of investments in and advances to affiliates...     4,559        246      1,442
  Proceeds from the sale of loans receivable................        --      2,461      9,997
  Capital expenditures......................................    (8,326)   (19,138)   (38,966)
  Proceeds from sales of facilities to CPV..................        --         --     23,881
                                                              --------   --------   --------
  Net cash used in investing activities.....................    (3,897)   (20,946)    (9,174)
                                                              --------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Advances from (to) TWC....................................    33,176     61,556    (23,102)
  Repayments (to) from TWC..................................   (33,176)   (61,556)    23,102
  Proceeds from long-term debt..............................        --      9,000     15,000
  Payments on long-term debt................................   (10,000)   (14,000)      (213)
  Proceeds from the exercise of stock options...............       397         12        215
  Repurchase of common stock................................    (1,547)    (4,933)    (7,947)
                                                              --------   --------   --------
  Net cash (used in) provided by financing activities.......   (11,150)    (9,921)     7,055
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................    (2,154)    (2,247)       674
                                                              ========   ========   ========
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    12,278     (7,208)    20,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    33,821     41,029     20,240
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 46,099   $ 33,821   $ 41,029
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  CASH PAID DURING THE YEAR FOR:
  Income taxes..............................................  $  5,339   $  6,140   $  7,867
                                                              ========   ========   ========
  Interest..................................................  $    479   $    631   $     62
                                                              ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       WACKENHUT CORRECTIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
  FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000

                                             COMMON STOCK
                                          ------------------                            ACCUMULATED
                                           NUMBER              ADDITIONAL                  OTHER           TOTAL
                                             OF                 PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                           SHARES     AMOUNT    CAPITAL     EARNINGS       LOSS           EQUITY
                                          ---------   ------   ----------   --------   -------------   -------------
                                                                 (U.S. DOLLARS IN THOUSANDS)
BALANCE, JANUARY 3, 1999................   21,894      $218     $74,316     $31,523      $ (3,117)       $102,940
Proceeds from stock options exercised...       39         1         214          --            --             215
Tax benefit related to employee stock
  options...............................       --        --         321          --            --             321
Common stock repurchased and retired....     (424)       (4)     (7,943)         --            --          (7,947)
Comprehensive income
  Net income............................       --        --          --      21,940            --
  Change in foreign currency
    translation, net of income tax
    expense of $813.....................       --        --          --          --         1,215
Total comprehensive income..............       --        --          --          --            --          23,155
                                           ------      ----     -------     -------      --------        --------
BALANCE, JANUARY 2, 2000................   21,509       215      66,908      53,463        (1,902)        118,684
Proceeds from stock options exercised...        4        --          12          --            --              12
Common stock repurchased and retired....     (500)       (5)     (4,928)         --            --          (4,933)
Comprehensive income
  Net income............................       --        --          --      16,994            --
  Change in foreign currency
    translation, net of income tax
    benefit of $2,395...................       --        --          --          --        (3,593)
Total comprehensive income..............       --        --          --          --            --          13,401
                                           ------      ----     -------     -------      --------        --------
BALANCE, DECEMBER 31, 2000..............   21,013       210      61,992      70,457        (5,495)        127,164
Proceeds from stock options exercised...       86         1         396          --            --             397
Tax benefit related to employee stock
  options...............................       --        --         315          --            --             315
Common stock repurchased and retired....     (122)       (1)     (1,546)         --            --          (1,547)
Comprehensive income
  Net income............................       --        --          --      19,379            --
  Change in foreign currency
    translation, net of income tax
    benefit of $1,777...................       --        --          --          --        (2,780)
  Cumulative effect of change in
    accounting principle related to
    affiliate's derivative instruments,
    net of income tax benefit of
    $8,062..............................       --        --          --          --       (12,093)
  Unrealized loss on affiliate's
    derivative instruments, net of
    income tax benefit of $303..........       --        --          --          --          (474)
Total comprehensive income..............       --        --          --          --            --           4,032
                                           ------      ----     -------     -------      --------        --------
BALANCE, DECEMBER 30, 2001..............   20,977      $210     $61,157     $89,836      $(20,842)       $130,361
                                           ======      ====     =======     =======      ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Fiscal Years Ended December 30, 2001, December 31, 2000, and January 2, 2000

1. GENERAL

     Wackenhut Corrections Corporation, a Florida corporation, and subsidiaries (the "Company"), a majority owned subsidiary of The Wackenhut Corporation ("TWC"), is a leading developer and manager of privatized correctional, detention and public sector mental health services facilities located in the United States, the United Kingdom, Australia, South Africa, and New Zealand.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal 2001, 2000 and 1999 each included 52 weeks.

  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in 20 percent to 50 percent owned affiliates are accounted for under the equity method. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates include allowance for doubtful accounts, construction cost estimates, employee deferred compensation accruals, the reserve related to the Jena Facility and certain reserves required under its operating contracts.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.

  CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

  INVENTORIES

     Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in "other current assets" in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of unamortized uniforms is included in "other current assets." The long-term portion is included in "other assets" in the accompanying consolidated balance sheets.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Interest is capitalized in connection with the construction of correctional and detention facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest cost was capitalized in 2001 as compared with $0.9 million in 2000.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and determined that there are no events requiring impairment loss recognition. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. The method used to determine impairment would be undiscounted operating cash flows estimated over the remaining amortization period for the related long-lived assets. The Company would measure impairment as the difference between fair value and the net book value of the related asset.

  GOODWILL

     Goodwill represents the cost of acquired enterprises in excess of the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is amortized on a straight-line basis over a 10 year period. Accumulated amortization totaled approximately $2.6 million and $1.8 million at December 30, 2001 and December 31, 2000, respectively. Amortization expense was $0.9 million in 2001 and $0.3 million for each of the years 2000 and 1999.

  DEFERRED REVENUE

     Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by the Company to Correctional Properties Trust ("CPV"), a Maryland real estate investment trust. The Company leases these properties back from CPV under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.

  REVENUE RECOGNITION

     In accordance with SEC Staff Accounting Bulletin No. 101, facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year.

  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock.

  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has chosen to disclose Comprehensive Income, which encompasses net income, foreign currency translation adjustments, net of tax and unrealized loss on affiliate's derivative instruments, net of tax, in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management's expectations. As of December 30, 2001, and December 31, 2000, management believes the Company had no significant concentrations of credit risk.

  FOREIGN CURRENCY TRANSLATION

     The Company's foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders' equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders' equity as a component of accumulated other comprehensive income.

  INTEREST RATE SWAPS

     The Company adopted Statement of Financial accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability and measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliate's change in other comprehensive income as a result of applying SFAS 133. The adoption of SFAS 133 resulted in a $12.1 million reduction of shareholders' equity. As of December 30, 2001, the swaps approximated $12.6 million which is reflected as a component of other comprehensive loss in the Company's financial statements for the year ended December 30, 2001.

  ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount , if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. Management expects that the adoption of SFAS 142 will not have an impact on the Company's financial position, results of operations or cash flows in the year of adoption.

     In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. Management expects that the adoption of SFAS 144 will not have an impact on the Company's financial position, results of operations or cash flows in the year of adoption.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at fiscal year end:

                                                         USEFUL
                                                          LIFE       2001       2000
                                                         -------   --------   --------
                                                                (IN THOUSANDS)
Land...................................................       --   $  2,115   $  2,108
Buildings and improvements.............................  2 to 40     52,913     49,531
Equipment..............................................   3 to 7     15,502     13,290
Furniture and fixtures.................................   3 to 7      2,601      2,694
                                                                   --------   --------
                                                                   $ 73,131   $ 67,623
Less-accumulated depreciation and amortization.........             (19,373)   (13,003)
                                                                   --------   --------
                                                                   $ 53,758   $ 54,620
                                                                   ========   ========

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest costs were capitalized in 2001 as compared to approximately $0.9 million in 2000.

4. LONG-TERM DEBT

     In December 1997, the Company entered into a five-year, $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit of up to $5 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At December 30, 2001, no amount was outstanding under this facility. This revolving credit facility expires December 18, 2002. The Company believes it will be able to renegotiate the facility, however no assurance of success can be provided. At December 30, 2001 the Company had five standby letters of credit in an aggregate amount of approximately $0.2 million. Availability related to these instruments at December 30, 2001 was $30.0 million.

     At December 30, 2001, the Company had outstanding thirteen letters of guarantee totaling approximately $10.2 million under separate international facilities.

5. RELATED PARTY TRANSACTIONS WITH CORRECTIONAL PROPERTIES TRUST

     On April 28, 1998, CPV acquired eight correctional and detention facilities operated by the Company. The Company and CPV have three common members on their respective boards of directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company. During fiscal 1998 and 1999, CPV acquired two additional facilities for $94.1 million. In fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire for $15.3 million. The Company recognized no net proceeds from the sale. There were no purchase and sale transactions between the Company and CPV in 2001.

     Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases.

     The deferred unamortized net gain related to sales of the facilities to CPV at December 30, 2001, which is included in "Deferred revenue" in the accompanying consolidated balance sheets, is $11.7 million with $1.9 million short-term and $9.8 million long-term, excluding the long-term portion of deferred development fee revenue. The gain is being amortized over the ten-year lease terms. The Company recorded net rental expense related to CPV of $19.1 million and $19.7 million in 2001 and 2000, respectively, excluding the Jena rental expense, and $18.9 million in 1999.

     The future minimum lease commitments under the leases for these eleven facilities are as follows:

                                                                   ANNUAL
FISCAL YEAR                                                        RENTAL
-----------                                                    --------------
                                                               (IN THOUSANDS)
2002........................................................      $ 23,133
2003........................................................        23,206
2004........................................................        23,281
2005........................................................        23,360
2006........................................................        23,442
Thereafter..................................................        41,697
                                                                  --------
                                                                  $158,119
                                                                  ========

6. COMMITMENTS AND CONTINGENCIES

     The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings for which the potential impact could have a material adverse effect on the consolidated financial statements of the Company if decided unfavorably.

     In December 2001, the Company was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract is set to expire March 23, 2002. The Company has met with various government officials in an effort to reverse the initial decision. There can be no assurance that these efforts will be successful. The Company does not expect the discontinuation of the management contract to have a significant adverse impact on the Company's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of the Company.

     On June 30, 2002, the Company's contract with the California Department of Corrections (the "Department") for the management of the McFarland Community Corrections Center is set to expire. The Company believes that the Department may not renew this contract due to budgetary constraints. The Company is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies. There can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with CPV. In the event the Company is unable to extend the contract or find an alternative use for the Facility, the Company will be required to record an operating charge in 2002 related to its future minimum lease commitments with CPV. The remaining lease obligation is approximately $6.0 million through April 28, 2008.

     Casualty insurance premiums related to workers' compensation, comprehensive general liability and automobile insurance coverage are provided by an independent insurer. A portion of this insurance is reinsured by TWC's wholly-owned captive re-insurance company. The Company pays TWC a fee for the transfer of the deductible exposure. The Company continues to incur higher insurance costs due to a hardened seller's insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in a lower insurance rate. The Company's insurance costs increased significantly during the third and fourth quarter of 2001. Management believes these costs have stabilized. However, the increases may continue through 2002.

     The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2002 and 2009. The future minimum commitments under these leases exclusive of lease commitments related to CPV, are as follows:

                                                                   ANNUAL
FISCAL YEAR                                                        RENTAL
-----------                                                    --------------
                                                               (IN THOUSANDS)
2002........................................................      $15,431
2003........................................................        6,020
2004........................................................        6,020
2005........................................................        6,028
2006........................................................        2,902
Thereafter..................................................       26,201
                                                                  -------
                                                                  $62,602
                                                                  =======

     Rent expense was approximately $15.8 million, $12.2 million, and $8.7 million for fiscal 2001, 2000, and 1999 respectively.

     In December 1997, the Company entered into a $220 million operating lease facility that has been established to acquire and develop new correctional institutions used in its business. As a condition of this facility, the Company unconditionally agreed to guarantee certain debt obligations of First Security Bank, National Association, a party to the aforementioned operating lease facility. As of December 30, 2001, approximately $154.3 million of this operating lease facility was utilized for four properties in operation.

     The term of the operating lease facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002. Upon expiration of the operating lease facility, the Company may purchase the properties in the facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

     In connection with the financing and management of one Australian facility, the Company's wholly-owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations which are non-recourse to the Company. The subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default, the Company's investment of approximately $5 million is at risk. The Company believes that the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

7. JENA CHARGE

     During the third quarter of 2000, the Company recorded an operating charge of $3.8 million ($2.3 million after tax) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana which had been vacated. The charge represented the expected losses to be incurred under the lease agreement with CPV through 2001. At that time, management estimated the Jena Facility would remain inactive through the end of 2001.

     In June 2001, the Louisiana State Senate passed a resolution requesting the Louisiana Department of Public Safety and Corrections to enter into discussions regarding the potential purchase of a facility in LaSalle Parish. Subsequently, the State and the Company, in coordination with CPV, began discussions regarding the sale of the Jena facility located in LaSalle Parish. Management believes a sale of the Jena Facility will be finalized by December 29, 2002.

     Accordingly, in December 2001, the Company recorded an additional operating charge of $3.0 million ($1.8 million after tax) related to the Jena Facility, which represents the expected losses to be incurred on the lease through December 2002.

     There can be no assurance that the Company and CPV will be able to successfully complete a sale. If a sale is not completed prior to December 29, 2002 or if the Company is unable to sublease or find an alternative use for the Jena Facility prior to December 29, 2002, an additional charge related to the Jena Facility will be required. The Company's total remaining obligation under the lease agreement is approximately $14 million.

8. COMMON, PREFERRED AND SHARES REPURCHASED AND RETIRED

     In April 1994, the Company's Board of Directors authorized 10,000,000 shares of "blank check" preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

     On February 18, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, in addition to the 1,000,000 shares previously authorized for repurchase. As of December 30, 2001, the Company had repurchased all of the 1.5 million common shares authorized for repurchase at an average price of $15.52. For fiscal 2001, the Company repurchased 122,000 shares at an average price of $12.68.

9. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, the United Kingdom, Australia, South Africa, and New Zealand.

     The Company operates and tracks its results in geographic operating segments. Information about the Company's operations in different geographical regions is shown below. Revenues are attributed to geographical areas based on location of operations and long-lived assets consist of property, plant and equipment.

FISCAL YEAR                                              2001       2000       1999
-----------                                            --------   --------   --------
                                                               (IN THOUSANDS)
REVENUES:
  Domestic operations................................  $454,053   $426,510   $371,333
  International operations...........................   108,020    109,047     67,151
                                                       --------   --------   --------
Total revenues.......................................  $562,073   $535,557   $438,484
                                                       ========   ========   ========
OPERATING INCOME:
  Domestic operations................................  $ 19,559   $  9,620   $ 21,660
  International operations...........................     4,625      9,292      4,381
                                                       --------   --------   --------
Total operating income...............................  $ 24,184   $ 18,912   $ 26,041
                                                       ========   ========   ========
LONG-LIVED ASSETS:
  Domestic operations................................  $ 47,639   $ 48,274   $ 39,005
  International operations...........................     6,119      6,346      4,355
                                                       --------   --------   --------
Total long-lived assets..............................  $ 53,758   $ 54,620   $ 43,360
                                                       ========   ========   ========

     The Company's international operations represent its wholly-owned Australian subsidiaries. Through its wholly-owned subsidiary, Wackenhut Corrections Corporation Australia Pty. Limited, the Company currently manages five correctional facilities, including a facility in New Zealand and six immigration detention centers and two temporary detention centers.

     Except for the major customers noted in the following table, no single customer provided more than 10% of consolidated revenues during fiscal 2001, 2000 and 1999:

CUSTOMER                                                      2001   2000   1999
--------                                                      ----   ----   ----
Various agencies of the U.S. Federal Government.............   18%    11%    11%
Various agencies of the State of Texas......................   16%    15%    19%
Various agencies of the State of Florida....................   14%    19%    19%
Department of Immigration and Multicultural Affairs
  (Australia)...............................................   11%    11%     6%

     Concentration of credit risk related to accounts receivable is reflective of the related revenues.

     Equity in earnings of affiliates represents the operations of the Company's 50% owned joint ventures in the United Kingdom (Premier Custodial Group Limited) and South Africa (South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited). These entities and their subsidiaries are accounted for under the equity method. Premier Custodial Group Limited commenced operations of an initial prison in fiscal 1994, two court escort and transport contracts in fiscal 1996, a second correctional facility in fiscal 1998, three correctional facilities and electronic monitoring contracts in fiscal 1999 and a correctional facility and an immigration facility in fiscal 2001. Total equity in the undistributed earnings for Premier Custodial Group Limited, before income taxes, for fiscal 2001, 2000, and 1999 was $7.6 million, $7.5 million and $5.5 million, respectively. South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited began construction of a new correctional facility in 2000. Total Equity in undistributed loss for South African Custodial Management Pty Limited and South African Custodial Services Pty. Limited was ($0.7) million and $0.0 million in 2001 and 2000 respectively.

     A summary of financial data for the Company's equity affiliates in the United Kingdom is as follows:

FISCAL YEAR                                              2001       2000       1999
-----------                                            --------   --------   --------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
  Revenues...........................................  $153,744   $139,137   $147,274
  Operating income...................................    15,277     14,950     11,048
  Net income.........................................     9,881      8,980      6,618
BALANCE SHEET DATA
  Current assets.....................................  $ 99,294   $ 66,382   $ 44,213
  Noncurrent assets..................................   272,777    286,049    230,581
  Current liabilities................................    53,082     39,451     26,774
  Noncurrent liabilities.............................   293,403    286,526    232,961
  Shareholders' equity...............................    25,586     26,454     15,059

     A summary of financial data for the Company's equity affiliates in South Africa is as follows:

FISCAL YEAR                                                    2001      2000
-----------                                                   -------   -------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA
  Revenues..................................................  $    --   $    --
  Operating loss............................................   (1,749)       --
  Net loss..................................................   (1,441)       --
BALANCE SHEET DATA
  Current assets............................................  $ 5,112   $ 6,561
  Noncurrent assets.........................................   31,924    14,357
  Current liabilities.......................................      913        32
  Noncurrent liabilities....................................   32,746    13,969
  Shareholders' equity......................................    3,377     6,917

10. INCOME TAXES

     The provision for income taxes in the consolidated statements of income consists of the following components:

FISCAL YEAR                                                  2001     2000     1999
-----------                                                 ------   ------   -------
                                                                 (IN THOUSANDS)
Federal income taxes:
  Current.................................................  $6,497   $3,718   $ 6,595
  Deferred................................................    (972)  (1,429)    1,843
                                                            ------   ------   -------
                                                             5,525    2,289     8,438
State income taxes:
  Current.................................................  $1,382   $1,341   $ 1,830
  Deferred................................................    (123)    (180)      178
                                                            ------   ------   -------
                                                             1,259    1,161     2,008
Foreign:
  Current.................................................  $2,497   $5,245   $ 4,889
  Deferred................................................     425     (343)   (2,863)
                                                            ------   ------   -------
                                                             2,922    4,902     2,026
                                                            ------   ------   -------
Total.....................................................  $9,706   $8,352   $12,472
                                                            ======   ======   =======

     A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

FISCAL YEAR                                                  2001     2000     1999
-----------                                                 ------   ------   -------
                                                                 (IN THOUSANDS)
Provisions using statutory federal income tax rate........  $8,703   $7,300   $10,886
State income taxes, net of federal tax benefit............     775      692     1,367
Other, net................................................     228      360       219
                                                            ------   ------   -------
                                                            $9,706   $8,352   $12,472
                                                            ======   ======   =======

     The components of the net current deferred income tax asset at fiscal year end are as follows:

FISCAL YEAR                                                    2001     2000
-----------                                                   ------   ------
                                                              (IN THOUSANDS)
Uniforms....................................................  $ (264)  $ (198)
Allowance for doubtful accounts.............................   1,241      476
Accrued vacation............................................     870      736
Accrued liabilities.........................................   4,194    3,110
                                                              ------   ------
                                                              $6,041   $4,124
                                                              ======   ======

     The components of the net non-current deferred income tax asset at fiscal year end are as follows:

FISCAL YEAR                                                    2001      2000
-----------                                                   -------   -------
                                                               (IN THOUSANDS)
Depreciation................................................  $(2,049)  $(1,253)
Deferred revenue............................................    7,517     8,667
Deferred charges............................................    2,111       811
Income of foreign subsidiaries and affiliates...............   (6,826)   (6,233)
Other, net..................................................      (37)      (29)
                                                              -------   -------
                                                              $   716   $ 1,963
                                                              =======   =======

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

11. EARNINGS PER SHARE

     The table below shows the amounts used in computing earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

FISCAL YEAR                                                 2001        2000        1999
-----------                                               ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
Net income..............................................   $19,379     $16,994     $21,940
Basic earnings per share:
Weighted average shares outstanding.....................    21,028      21,110      21,652
                                                           -------     -------     -------
Per share amount........................................   $  0.92     $  0.81     $  1.01
                                                           =======     =======     =======
Diluted earnings per share:
Weighted average shares outstanding.....................    21,028      21,110      21,652
Effect of dilutive securities:
Employee and director stock options.....................       233         141         363
                                                           -------     -------     -------
Weighted average shares assuming dilution...............    21,261      21,251      22,015
                                                           -------     -------     -------
Per share amount........................................   $  0.91     $  0.80     $  1.00
                                                           =======     =======     =======

     For fiscal 2001, options to purchase 510,000 shares of the Company's common stock with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2011 were outstanding at December 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

     For fiscal 2000, outstanding options to purchase 924,600 shares of the Company's common stock with exercise prices ranging from $8.44 to $26.88 and expiration dates between 2005 and 2010, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

     For fiscal 1999, outstanding options to purchase 630,500 shares of the Company's common stock with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2006 and 2009, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

12. RELATED PARTY TRANSACTIONS WITH THE WACKENHUT CORPORATION

     Related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense.

     The Company incurred the following expenses related to transactions with TWC in the following years:

FISCAL YEAR                                                2001      2000      1999
-----------                                               -------   -------   -------
                                                                (IN THOUSANDS)
General and administrative expenses.....................  $ 2,831   $ 3,468   $ 2,944
Casualty insurance premiums.............................   21,952    13,588     9,454
Rent....................................................      286       315       285
Net interest expense (income)...........................       49        65      (492)
                                                          -------   -------   -------
                                                          $25,118   $17,436   $12,191
                                                          =======   =======   =======

     General and administrative expenses represent charges for management and support services. TWC provides various general and administrative services to the Company under a Services Agreement. The initial agreement expired December 31, 1997 and was not formally renewed. However, the services continue to be provided. Annual rates are negotiated by the Company and TWC based upon the level of service provided. The Company monitors the scope of these services on an ongoing basis and may adjust the level and related charges as required. Casualty insurance premiums related to workers' compensation, general liability and automobile insurance coverage are provided by an independent insurer. A portion of this coverage is reinsured by TWC's wholly-owned captive re-insurance company. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based upon this loss experience. In addition, the Company is charged or charges interest on intercompany indebtedness at rates which reflect TWC's average interest costs on long-term debt, exclusive of mortgage financing. Interest expense (income) is calculated based on the average intercompany indebtedness. Portions of the Company's corporate offices are located in TWC's corporate office building for which it is allocated rent based upon space occupied under separate lease agreements.

13. STOCK OPTIONS

     The Company has four stock option plans: the Wackenhut Corrections Corporation 1994 Stock Option Plan (First Plan), the Wackenhut Corrections Corporation Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan).

     Under the First Plan, the Company may grant up to 897,600 shares of common stock to key employees and consultants. All options granted under this plan are exercisable at the fair market value of the common stock at the date of the grant, vest 100% immediately and expire no later than ten years after the date of the grant.

     Under the Second Plan and Fourth Plan, the Company may grant options to key employees for up to 1,500,000 and 550,000 shares of common stock, respectively. Under the terms of these plans, the exercise price per share and vesting period is determined at the sole discretion of the Board of Directors. All options that have been granted under these plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% immediately. All options under the Second Plan and Fourth Plan expire no later than ten years after the date of the grant.

     Under the Third Plan, the Company may grant up to 60,000 shares of common stock to non-employee directors of the Company. Under the terms of this plan, options are granted at the fair market value of the common stock at the date of the grant, become exercisable immediately, and expire ten years after the date of the grant.

     A summary of the status of the Company's four stock option plans is presented below.

                                        2001                    2000                    1999
                                ---------------------   ---------------------   ---------------------
                                            WTD. AVG.               WTD. AVG.               WTD. AVG.
                                            EXERCISE                EXERCISE                EXERCISE
FISCAL YEAR                      SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-----------                     ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year........................  1,315,202    $12.70     1,132,634    $14.21       906,404    $12.55
Granted.......................    248,500      9.40       301,000      8.45       277,500     18.51
Exercised.....................     86,200      4.60         4,032      2.97        39,070      5.50
Forfeited/Cancelled...........     60,400     17.75       114,400     16.79        12,200     17.10
                                ---------    ------     ---------    ------     ---------    ------
Options outstanding at end of
  year........................  1,417,102     12.40     1,315,202     12.70     1,132,634     14.21
                                ---------    ------     ---------    ------     ---------    ------
Options exercisable at year
  end.........................  1,079,202    $12.61       960,102    $11.94       806,934    $11.61
                                =========    ======     =========    ======     =========    ======

     The following table summarizes information about the stock options outstanding at December 30, 2001:

                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------      -----------------------
                                                    WTD. AVG.       WTD. AVG.                    WTD. AVG.
                                     NUMBER         REMAINING       EXERCISE         NUMBER      EXERCISE
EXERCISE PRICES                    OUTSTANDING   CONTRACTUAL LIFE     PRICE        EXERCISABLE     PRICE
---------------                    -----------   ----------------   ---------      -----------   ---------
 $1.20 - $3.75...................     293,602          2.3           $ 3.46           293,602     $ 3.46
 $7.44 - $9.63...................     512,500          8.6             8.83           260,700       8.77
$11.88 - $13.75..................     103,000          4.4            11.92           103,000      11.92
$14.69 - $16.88..................      28,000          7.4            14.92            18,000      15.05
$17.63 - $21.50..................     276,000          6.5            19.53           225,000      19.73
$22.63 - $25.06..................     191,500          5.7            24.36           167,400      24.30
$26.13 - $26.88..................      12,500          6.5            26.28            11,500      26.22
                                    ---------          ---           ------         ---------     ------
                                    1,417,102          6.1           $12.40         1,079,202     $12.61
                                    =========          ===           ======         =========     ======

     The Company had 410,274 options available to be granted at December 30, 2001 under the aforementioned stock plans.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

PRO FORMA DISCLOSURES                           2001          2000          1999
---------------------                        -----------   -----------   -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income.......................      $18,401       $15,872       $20,573
Pro forma basic net earnings per share.....      $  0.88       $  0.75       $  0.95
Pro forma diluted net earnings per share...      $  0.87       $  0.75       $  0.93
Pro forma weighted average fair value of
  options granted..........................      $  5.15       $  4.90       $ 10.40
Risk free interest rates...................  4.61%-5.04%   5.77%-6.70%   4.63%-5.91%
Expected lives.............................   4-8 years     4-8 years     4-8 years
Expected volatility........................      52%           54%           54%

14. RETIREMENT AND DEFERRED COMPENSATION PLANS

     The Company has two noncontributory defined benefit pension plans covering certain of its executives. Retirement benefits are based on years of service, employees' average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchases and is the beneficiary of life insurance policies for certain participants enrolled in the plans.

     The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 6.75% and 5.5%, respectively. Prior to 2001, the Company used a discount rate of 7.5%.

     The total pension expense for 2001, 2000, and 1999 was $0.2 million, $0.4 million, and $0.2 million, respectively. The accumulated benefit obligation at year-end 2001 and 2000 was $0.2 million and $0.8 million, respectively and is included in "Other liabilities" and "Accrued expenses," respectively in the accompanying consolidated balance sheets.

     In 2001, the Company established non-qualified deferred compensation agreements with certain senior executives providing for fixed annual benefits ranging from $150,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In the event of death before retirement, annual benefits are paid to beneficiaries for a period of 12.5 years. Currently, the plan is not funded. The Company purchases and is the beneficiary of life insurance policies for each participant enrolled in the plan. The cost of these agreements is being charged to expense and accrued using a present value method over the expected terms of employment. The charge to expense for these agreements for 2001 was $1.2 million. The accumulated benefit obligation of $4.1 million at year-end 2001 is included in "Other liabilities" in the accompanying consolidated balance sheet. The unamortized prior service cost of $2.0 million is included in "Other noncurrent assets" in the accompanying consolidated balance sheets and is being amortized over the estimated remaining service period of approximately 9 years.

     The Company has established a deferred compensation agreement for non-employee directors, which allows eligible directors to defer their compensation in either the form of cash or stock. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $0.1 million, $0.2 million and $0.1 million for 2001, 2000, and 1999, respectively. The liability for the deferred compensation was $0.5 million and $0.4 million at year-end 2001 and 2000, respectively, and is included in "Accrued expenses" in the accompanying consolidated balance sheets.

     The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in the Company's qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee's years of service. Payments will be made at retirement age of 65 or at termination of employment. The expense recognized by the Company in 2001, 2000, and 1999 was $0.3 million, $0.4 million and $0.2 million, respectively. The liability for this plan at year-end 2001 and 2000 was $1.1 million and $0.8 million, respectively, and is included in "Accrued expenses" in the accompanying consolidated balance sheets.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 30, 2001 and December 31, 2000, is as follows:

                                              FIRST      SECOND     THIRD      FOURTH
2001                                         QUARTER    QUARTER    QUARTER    QUARTER
----                                         --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................  $135,003   $141,715   $142,207   $143,148
Operating income...........................  $  2,543   $  6,417   $  9,046   $  6,178
Net income.................................  $  2,632   $  5,323   $  5,843   $  5,581
Basic earnings per share...................  $   0.13   $   0.25   $   0.28   $   0.27
Diluted earnings per share.................  $   0.12   $   0.25   $   0.27   $   0.26

     Fourth quarter 2001 results include the Jena operating charge of $3.0 million ($1.8 million after tax, or $0.09 per share).

2000
----
Revenues...................................  $130,508   $133,875   $135,888   $135,286
Operating income...........................  $  5,569   $  5,080   $  1,836   $  6,427
Net income.................................  $  4,789   $  4,838   $  2,373   $  4,994
Basic earnings per share...................  $   0.22   $   0.23   $   0.11   $   0.24
Diluted earnings per share.................  $   0.22   $   0.23   $   0.11   $   0.24

     Third quarter 2000 results include the Jena operating charge of $3.8 million ($2.3 million after tax, or $0.11 per share).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

     We have audited the accompanying consolidated balance sheets of Wackenhut Corrections Corporation (a Florida corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wackenhut Corrections Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   February 6, 2002.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of
Wackenhut Corrections Corporation:

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. They include amounts based on judgments and estimates.

     Representation in the consolidated financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management's responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that the Company's assets are controlled and safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.

     The consolidated financial statements have been audited by Arthur Andersen LLP, independent certified public accountants, whose appointment was ratified by shareholders. Their report expresses a professional opinion as to whether management's consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company's financial position and results of operations. Their audit was conducted in accordance with auditing standards generally accepted in the United States. As part of this audit, Arthur Andersen LLP considered the Company's system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.

     The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent certified public accountants and the Company's internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent certified public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.

                                          George R. Wackenhut
                                          Chairman

                                          George C. Zoley
                                          Vice Chairman and Chief Executive
                                          Officer

                                          John G. O'Rourke
                                          Senior Vice President
                                          Chief Financial Officer and Treasurer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption "Executive Officers of the Company" and included below) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company's 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
George R. Wackenhut.......................  82    Chairman of the Board and Director
George C. Zoley...........................  52    Vice Chairman of the Board, Chief Executive
                                                  Officer, and Director
Wayne H. Calabrese........................  51    President and Chief Operating Officer
John G. O'Rourke..........................  51    Senior Vice President, Chief Financial
                                                  Officer, and Treasurer
Carol M. Brown............................  47    Senior Vice President, Health Services
John J. Bulfin............................  48    Senior Vice President and General Counsel
John M. Hurley............................  54    Senior Vice President, Operations
Donald H. Keens...........................  58    Senior Vice President, International
                                                  Services
David N.T. Watson.........................  35    Vice President -- Finance, Chief Accounting
                                                  Officer, Assistant Secretary and Assistant
                                                  Treasurer

     George R. Wackenhut is the Chairman of the Board of WCC. He is the Chairman of the Board of the Wackenhut Corporation ("TWC" or "Parent") and was Chief Executive Officer from the time of its founding in 1954 until February 17, 2000. He was President of TWC from the time it was founded until April 26, 1986. He formerly was a Special Agent of the Federal Bureau of Investigation. Mr. Wackenhut is a member of the Board of Trustees of Correctional Properties Trust ("CPV"), a former member of the Board of Directors of SSJ Medical Development, Inc., Miami, Florida, and is on the Dean's Advisory Board of the University of Miami School of Business. He is on the National Council of Trustees, Freedoms Foundation at Valley Forge, the President's Advisory Council for the Small Business Administration, Region IV, and a former member of the National Board of the National Soccer Hall of Fame. He is a past participant in the Florida Governor's War on Crime and a past member of the Law Enforcement Council, National Council on Crime and Delinquency, and the Board of Visitors of the U.S. Army Military Police School. He is also a member of the American Society for Industrial Security. Mr. Wackenhut was a 1990 recipient of the Labor Order of Merit, First Class, from the government of Venezuela; and, in 1999 was awarded the distinguished Ellis Island Medal of Honor by the National Ethnic Coalition of Organizations. He has been designated a "distinguished alumnus" by West Chester University, the University of Hawaii, and Johns Hopkins University. He was inducted into the West Chester University Hall of Fame; the Athlete's Hall of Fame in his home county, Delaware County, Pennsylvania; and the "Wall of Fame", consisting of prominent graduates of Upper Darby (PA) High

School. He received his B.S. degree from the University of Hawaii and his M.Ed. degree from John Hopkins University.

     George C. Zoley is Vice Chairman and Chief Executive Officer of WCC. He has served as President and a Director of WCC since it was incorporated in 1988, and Chief Executive Officer since April 1994. Mr. Zoley established WCC as a division of The Wackenhut Corporation in 1984, and continues to be a major factor in WCC's development of the privatized correctional and detention facility business. Mr. Zoley is also a director of Wackenhut Corrections Corporation Australia Pty Limited, Australasian Correctional Services Pty Limited, Australasian Correctional Management Pty Limited, Canadian Correctional Management Inc., WCC Holdings, LLC., Atlantic Shores Healthcare, Inc., Wackenhut Corrections Corporation, N.V., and of other subsidiaries through which WCC conducts its operations. He is also Chairman of the Board of Correctional Properties Trust. From 1981 through 1988, he served as manager, director, and then Vice President of Government Services of Wackenhut Services, Inc. (WSI). Mr. Zoley was responsible for the development of opportunities in the privatization of government services by WSI. Prior to joining WSI, Mr. Zoley held various administrative and management positions for city and county governments in South Florida. Mr. Zoley has both a Masters and Doctorate Degree in Public Administration from Florida Atlantic University.

     Wayne H. Calabrese is President and Chief Operating Officer of WCC since January 1997, Chief Operating Officer since January 1996, a Director of the Company since April 1998, Executive Vice President of the Company from 1994 to 1996, and President of the subsidiary WCC Development, Inc. since March 1997. He joined WCC as Vice President, Business Development in 1989, and from 1991 to 1994 served as Chief Executive Officer of Australasian Correctional Management, Pty Ltd., a subsidiary of WCC based in Sydney, Australia. Other Directorships include Wackenhut Corrections (UK) Ltd., Premier Custodial Group Limited, Premier Prison Services Limited, Premier Training Services Limited, Lowdham Grange Prison Services Limited, Kilmarnock Prison Services Limited, Kilmarnock Prison (Holdings) Limited, Pucklechurch Custodial Services Limited, Pucklechurch Custodial (Holdings) Limited, Medomsley Training Services Limited, Medomsley (Holdings) Limited, Premier Geografix Limited, Premier Monitoring Services Limited, Moreton Prison Services Limited, Moreton Prison (Holdings) Limited, Prison Detention Services Limited, Cambridgeshire Custodial Services Limited and Wackenhut Corrections Corporation, N.V. Prior to joining WCC, Mr. Calabrese was a partner in the Akron (OH) law firm of Calabrese, Dobbins and Kepple. His prior experience includes positions as Assistant City Law Director in Akron and Assistant County Prosecutor and Chief of the County Bureau of Support for Summit County (OH). Mr. Calabrese was also Legal Counsel and Director of Development for the Akron Metropolitan Housing Authority. He received his B.S. from the University of Akron and a Juris Doctor from the University of Akron Law School.

     John G. O'Rourke is Chief Financial Officer and Treasurer of the Company since April 1994, and has been the Senior Vice President, Finance since April 1994. Prior to joining the Company Mr. O'Rourke spent twenty years as an officer in the United States Air Force where his most recent position was in the Office of the Secretary of the Air Force, where he was responsible for acquisitions and procurement matters for new strategic bomber aircraft. He received his BA from St. Joseph's University and Masters of Arts from the University of North Dakota.

     Carol M. Brown is Senior Vice President, Health Services of the Company since August 1990, and as President of the Company's healthcare subsidiary, Atlantic Shores Healthcare, Inc., since April 1997. Ms. Brown is a Registered Nurse and specialist in correctional health care management. From 1988 until joining the Company Ms. Brown was a Consultant for medical case management and workers' compensation in South Florida for Health and Rehabilitation Management, Inc. From 1987 to 1988, Ms. Brown was Medical Manager for Metlife Healthcare of South Florida. Ms. Brown was an Administrator for health care services for Medical Personnel Pool, Inc. from 1985 to 1987 and for Upjohn Healthcare from 1981 to 1985. She received her BSN from Florida International University.

     John J. Bulfin is Senior Vice President and General Counsel of the Company since January 1, 2000. Prior to joining the Company, Mr. Bulfin was a founding partner of the law firm Wiederhold, Moses,

Bulfin & Rubin. Mr. Bulfin is a member of the American Bar Association, the Florida Bar Association, the Palm Beach County Bar Association, the Association of Trial Lawyers of America, the American Board of Trial Advocates, the Florida Defense Lawyers Association, the American Corporate Counsel Association and served on the Florida Bar Grievance Committee for the Fifteenth Judicial Circuit from 1995 through 1998 and served as Chairman of the Committee in 1998. Mr. Bulfin earned his law degree from Loyola (Chicago) University and his bachelor's degree from Regis College.

     John M. Hurley is Senior Vice President, Operations of the Company since January 1, 2000, and has been with the Company since 1998 when he became the Facility Administrator (warden) of the Company's 1,318-bed correctional facility in South Bay, Florida. Mr. Hurley completed 25 years of distinguished service in the Federal Bureau of Prisons (BOP) prior to joining the Company. While with the BOP, he served as the warden of several major correctional institutions, including a maximum security penitentiary, and earlier, at the BOP's largest correctional facility. His staff assignments in the BOP included Director of the Staff Training Academy; Deputy Assistant Director, Community Corrections and Detention Division; and Correctional Programs Administrator of the Correctional Programs Division. He has a B.A. in Sociology from the University of Iowa, and a Certificate in Public Administration from the University of Southern California.

     Donald H. Keens is Senior Vice President, International Services of the Company since January 1, 2000 and has been with the Company since 1994. Prior to the appointment to his present position he served as the Managing Director of Australasian Correctional Management, Pty Ltd., a subsidiary of the Company; and from 1994 to 1997 as Managing Director of Premier Prison Services, Ltd., a United Kingdom joint venture of the Company. Mr. Keens followed a law enforcement career in Zimbabwe from 1962 to 1980, with the final rank of police superintendent; and was Director and General Manager for a prison and court services company in the United Kingdom from 1980 to 1993. He is qualified as a Professional Member SA of the Institute of Management Services (PMS), and a Senior Member of the Institute of Organization and Methods (SIOM).

     David N.T. Watson is Vice President, Finance of the Company since July 1999, as Assistant Secretary since April 2000 and as Assistant Treasurer and Chief Accounting Officer of the Company since November 1994. From 1989 until joining the Company, Mr. Watson was with the Miami office of Arthur Andersen, LLP where his most recent position was Manager, in the Audit and Business Advisory Services Group. Mr. Watson has a B.A. in Economics from the University of Virginia and an M.B.A. from Rutgers, the State University of New Jersey. Mr. Watson is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1.) Financial Statements.

          Report of Independent Certified Public Accountants -- Page 58

          Consolidated Balance Sheets -- December 30, 2001 and December 31, 2000 -- Page 30

          Consolidated Statements of Income -- Fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000 -- Page 29

          Consolidated Statements of Cash Flows -- Fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000 -- Page 31

          Consolidated Statements of Shareholders' Equity and Comprehensive Income -- Fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000 -- Page 32

          Notes to Consolidated Financial Statements -- Pages 33 through 48

     2. Financial Statement Schedules.

          Schedule II -- Valuation and Qualifying Accounts -- Page 59

          All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

     3. Exhibits. The following exhibits are filed as part of this Annual
Report:

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 3.1**       --  Amended and Restated Articles of Incorporation of the
                 Company dated May 16, 1994.
 3.2**       --  Bylaws of the Company.
 4.1         --  Amended and Restated Credit Agreement, dated December 18,
                 1997, by and among Wackenhut Corrections Corporation,
                 NationsBank, National Association, Scotia Banc, Inc. and the
                 Lenders Party thereto from time to time (incorporated by
                 reference to Exhibit 4.1 of the Company's Annual Report on
                 Form 10-K for the Fiscal Year ended December 28, 1997).
 4.2         --  Amended and Restated Participation Agreement, dated June 19,
                 1997, among Wackenhut Corrections Corporation, First
                 Security Bank, National Association, the Various Bank and
                 other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and NationsBank, National
                 Association (incorporated by reference to Exhibit 4.2 of the
                 Company's Annual Report on Form 10-K for the Fiscal Year
                 ended December 28, 1997).
 4.3         --  Amended and Restated Lease Agreement, dated as of June 19,
                 1997, between First Security Bank, National Association and
                 Wackenhut Corrections Corporation (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K
                 for the Fiscal Year ended December 28, 1997).
 4.4         --  Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and NationsBank,
                 National Association (incorporated by reference to Exhibit
                 4.4 of the Company's Annual Report on Form 10-K for the
                 Fiscal Year ended December 28, 1997).
 4.5         --  Third Amended and Restated Trust Agreement, dated as of June
                 19, 1997, among, NationsBank, National Association, and
                 other financial institutions parties thereto and First
                 Security Bank, National Association (incorporated by
                 reference to Exhibit 4.5 of the Company's Annual Report on
                 Form 10-K for the Fiscal Year ended December 28, 1997).
 4.6         --  Amended and Restated Credit Agreement, dated December 3,
                 1999, by and among Wackenhut Corrections Corporation, Bank of America, N.A., ScotiaBanc, Inc. and the Lenders Party
                 thereto from time to time (incorporated by reference to
                 Exhibit 4.6 of the Company's Annual Report on Form 10-K for
                 the Fiscal Year ended January 2, 2000).
10.1+**      --  Wackenhut Corrections Corporation Stock Option Plan.

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.2+**      --  Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3+**      --  Form of Indemnification Agreement between the Company and its Officers and Directors.
10.4+***     --  Wackenhut Corrections Corporation Senior Officer Retirement
                 Plan.
10.5+***     --  Wackenhut Corrections Corporation Director Deferral Plan.
10.6+***     --  Wackenhut Corrections Corporation Senior Officer Incentive
                 Plan.
10.7         --  Services Agreement dated as of January 3, 1994 between the
                 Company and TWC (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as
                 amended, Registration Number 33-79264).
10.8***      --  Services Agreement effective as of January 1, 1996 between the Company and TWC.
10.9         --  Lease Agreement effective as of January 3, 1994 between the
                 Company and TWC (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as
                 amended, Registration Number 33-79264)
10.10        --  Revolving Credit Facility Agreement dated December 12, 1994 between the Company and Barnett Bank of South Florida, N.A.
                 (incorporated by reference to Exhibit 10.106 of the
                 Company's Annual Report on Form 10-K for the Fiscal Year
                 ended January 1, 1995).
10.11****    --  Form of Master Agreement to Lease between CPT Operating
                 Partnership L.P. and Wackenhut Corrections Corporation; Form
                 of Lease Agreement between CPT Operating Partnership L.P.
                 and Wackenhut Corrections Corporation; Form Right to
                 Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option
                 agreement between Wackenhut Corrections Corporation and CPT
                 Operating Partnership L.P.
10.12+       --  Wackenhut Corrections Corporation 1999 Stock Option Plan
                 (incorporated by reference to Exhibit 10.12 of the Company's
                 Annual Report on Form 10-K for the Fiscal Year ended January
                 2, 2000).
10.13        --  Senior Officer Retirement Agreement (incorporated by
                 reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended July 1, 2001).
10.14        --  Executive Severance Agreement (incorporated by reference to
                 Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                 for the Quarterly Period ended July 1, 2001).
21.1*        --  Subsidiaries of the Company.
23.1*        --  Consent of Independent Certified Public Accountants.
24.1*        --  Powers of Attorney (included as part of the signature page
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

+ Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

     (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of Fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WACKENHUT CORRECTIONS CORPORATION

                                          /s/ JOHN G. O'ROURKE
                                          --------------------------------------
                                                     John G. O'Rourke
                                            Senior Vice President of Finance,
                                                       Treasurer &
                                                 Chief Financial Officer
Date: March 1, 2002

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

                        SIGNATURE                                 TITLE                       DATE
                        ---------                                 -----                       ----

               /s/ GEORGE C. ZOLEY                    Vice Chairman of the Board and      March 1, 2002
 ------------------------------------------------        Chief Executive Officer
                 George C. Zoley                      (principal executive officer)


               /s/ JOHN G. O'ROURKE                      Senior Vice President of         March 1, 2002
 ------------------------------------------------                Finance,
                 John G. O'Rourke                      Treasurer & Chief Financial
                                                                 Officer
                                                      (principal executive officer)


              /s/ DAVID N.T. WATSON                  Vice President of Finance, Chief     March 1, 2002
 ------------------------------------------------     Accounting Officer, Assistant
                David N.T. Watson                    Secretary & Assistant Treasurer
                                                      (principal accounting officer)

                        SIGNATURE                                 TITLE                       DATE
                        ---------                                 -----                       ----


             /s/ GEORGE R. WACKENHUT                             Director                 March 1, 2002
 ------------------------------------------------
               George R. Wackenhut


             /s/ RICHARD R. WACKENHUT                            Director                 March 1, 2002
 ------------------------------------------------
               Richard R. Wackenhut


              /s/ WAYNE H. CALABRESE                             Director                 March 1, 2002
 ------------------------------------------------
                Wayne H. Calabrese


              /s/ NORMAN A. CARLSON                              Director                 March 1, 2002
 ------------------------------------------------
                Norman A. Carlson


            /s/ BENJAMIN R. CIVILETTI                            Director                 March 1, 2002
 ------------------------------------------------
              Benjamin R. Civiletti


               /s/ MANUEL J. JUSTIZ                              Director                 March 1, 2002
 ------------------------------------------------
                 Manuel J. Justiz


                /s/ JOHN F. RUFFLE                               Director                 March 1, 2002
 ------------------------------------------------
                  John F. Ruffle


              /s/ RICHARD H. GLANTON                             Director                 March 1, 2002
 ------------------------------------------------
                Richard H. Glanton

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wackenhut Corrections Corporation's 2001 Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in item 14(a)2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   February 6, 2002.

                                  SCHEDULE II

                       WACKENHUT CORRECTIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2,
                                      2000

                                          BALANCE AT   CHARGED TO    CHARGED    DEDUCTIONS,    BALANCE AT
                                          BEGINNING     COST AND    TO OTHER       ACTUAL        END OF
DESCRIPTION                               OF PERIOD     EXPENSES    ACCOUNTS    CHARGE-OFFS      PERIOD
-----------                               ----------   ----------   ---------   ------------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 30, 2001:
  Allowance for doubtful accounts.......    $1,262       $3,636       $ --        $(2,341)       $2,557
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts.......    $1,499       $1,755       $ --        $(1,992)       $1,262
YEAR ENDED JANUARY 2, 2000:
  Allowance for doubtful accounts.......    $  401       $1,474       $ --        $  (376)       $1,499

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1**    --    Amended and Restated Articles of Incorporation of the
                Company dated May 16, 1994.
 3.2**    --    Bylaws of the Company.
 4.1      --    Amended and Restated Credit Agreement, dated December 18,
                1997, by and among Wackenhut Corrections Corporation,
                NationsBank, National Association, Scotia Banc, Inc. and the
                Lenders Party thereto from time to time (incorporated by
                reference to Exhibit 4.1 of the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 28, 1997).
 4.2      --    Amended and Restated Participation Agreement, dated June 19,
                1997, among Wackenhut Corrections Corporation, First
                Security Bank, National Association, the Various Bank and
                other Lending Institutions which are Partners thereto from time to time, Scotia Banc Inc., and NationsBank, National
                Association (incorporated by reference to Exhibit 4.2 of the
                Company's Annual Report on Form 10-K for the Fiscal Year
                ended December 28, 1997).
 4.3      --    Amended and Restated Lease Agreement, dated as of June 19,
                1997, between First Security Bank, National Association and
                Wackenhut Corrections Corporation (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K
                for the Fiscal Year ended December 28, 1997).
 4.4      --    Guaranty and Suretyship Agreement, dated December 18, 1997, by and among the Guarantors parties thereto and NationsBank,
                National Association (incorporated by reference to Exhibit
                4.4 of the Company's Annual Report on Form 10-K for the
                Fiscal Year ended December 28, 1997).
 4.5      --    Third Amended and Restated Trust Agreement, dated as of June
                19, 1997, among, NationsBank, National Association, and
                other financial institutions parties thereto and First
                Security Bank, National Association (incorporated by
                reference to Exhibit 4.5 of the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 28, 1997).
 4.6      --    Amended and Restated Credit Agreement, dated December 3,
                1999, by and among Wackenhut Corrections Corporation, Bank of America, N.A., ScotiaBanc, Inc. and the Lenders Party
                thereto from time to time (incorporated by reference to
                Exhibit 4.6 of the Company's Annual Report on Form 10-K for
                the Fiscal Year ended January 2, 2000).
10.1+**   --    Wackenhut Corrections Corporation Stock Option Plan.
10.2+**   --    Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3+**   --    Form of Indemnification Agreement between the Company and
                its Officers and Directors.
10.4+***  --    Wackenhut Corrections Corporation Senior Officer Retirement
                Plan.
10.5+***  --    Wackenhut Corrections Corporation Director Deferral Plan.
10.6+***  --    Wackenhut Corrections Corporation Senior Officer Incentive
                Plan.
10.7      --    Services Agreement dated as of January 3, 1994 between the
                Company and TWC (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as
                amended, Registration Number 33-79264).
10.8***   --    Services Agreement effective as of January 1, 1996 between the Company and TWC.
10.9      --    Lease Agreement effective as of January 3, 1994 between the
                Company and TWC (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as
                amended, Registration Number 33-79264)
10.10     --    Revolving Credit Facility Agreement dated December 12, 1994 between the Company and Barnett Bank of South Florida, N.A.
                (incorporated by reference to Exhibit 10.106 of the
                Company's Annual Report on Form 10-K for the Fiscal Year
                ended January 1, 1995).
10.11**** --    Form of Master Agreement to Lease between CPT Operating
                Partnership L.P. and Wackenhut Corrections Corporation; Form
                of Lease Agreement between CPT Operating Partnership L.P.
                and Wackenhut Corrections Corporation; Form Right to
                Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option
                agreement between Wackenhut Corrections Corporation and CPT
                Operating Partnership L.P.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.12+    --    Wackenhut Corrections Corporation 1999 Stock Option Plan
                (incorporated by reference to Exhibit 10.12 of the Company's
                Annual Report on Form 10-K for the Fiscal Year ended January
                2, 2000).
10.13     --    Senior Officer Retirement Agreement (incorporated by
                reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended July 1, 2001).
10.14     --    Executive Severance Agreement (incorporated by reference to
                Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                for the Quarterly Period ended July 1, 2001).
21.1*     --    Subsidiaries of the Company.
23.1*     --    Consent of Independent Certified Public Accountants.
24.1*     --    Powers of Attorney (included as part of the signature page
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

+ Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.