Form 10-Q
period 2002-03-31
WACKENHUT CORRECTIONS CORP
filed 2002-05-15
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]

At May 8, 2002, 21,163,420 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2002.

                        WACKENHUT CORRECTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 31, 2002 AND APRIL 1, 2001
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          THIRTEEN WEEKS ENDED
                                                                                  -----------------------------------
                                                                                  MARCH 31, 2002        APRIL 1, 2001
                                                                                  --------------        -------------
Revenues ..................................................................          $ 140,182           $ 135,003

Operating expenses (including amounts related to The Wackenhut
    Corporation ("TWC") of $5,927 and $5,139) .............................            123,664             124,070

Depreciation and amortization .............................................              2,485               2,457
                                                                                     ---------           ---------

    Contribution from operations ..........................................             14,033               8,476

G&A expense (including amounts related to
    TWC of $760 and $785) .................................................              8,115               5,933
                                                                                     ---------           ---------

    Operating income ......................................................              5,918               2,543

Interest income (including amounts related to
    TWC of $1 and $2) .....................................................                258                 457

Interest expense (including amounts related to
    TWC of $(18) and ($15)) ...............................................               (107)               (228)
                                                                                     ---------           ---------

Income before income taxes and equity in earnings
    of affiliates .........................................................              6,069               2,772

Provision for income taxes ................................................              2,472               1,082
                                                                                     ---------           ---------

Income before equity in earnings of affiliates ............................              3,597               1,690

Equity in earnings of affiliates, net of income tax
    provision of $1,007 and $628 ..........................................              1,586                 942
                                                                                     ---------           ---------

Net income ................................................................          $   5,183           $   2,632
                                                                                     =========           =========
Basic earnings per share:
    Net income ............................................................          $    0.25           $    0.13
                                                                                     =========           =========
    Basic weighted average shares outstanding .............................             20,977              21,013
                                                                                     =========           =========
Diluted earnings per share:
    Net income ............................................................          $    0.24           $    0.12
                                                                                     =========           =========
    Diluted weighted average shares outstanding ...........................             21,276              21,173
                                                                                     =========           =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                   MARCH 31, 2002   DECEMBER 30, 2001
                                                                                   --------------   -----------------
ASSETS
Current assets:
     Cash and cash equivalents ............................................          $  44,254           $  46,099
     Accounts receivable, less allowance for doubtful
          accounts of $2,189 and $2,557 ...................................             75,562              79,002
     Deferred income tax asset ............................................              5,977               6,041
     Other ................................................................             14,370               8,470
                                                                                     ---------           ---------
                  Total current assets ....................................            140,163             139,612

Property and equipment, net ...............................................             53,515              53,758
Investments in and advances to affiliates .................................             17,683              15,328
Deferred income tax asset .................................................                 --                 716
Other .....................................................................              4,465               6,770
                                                                                     ---------           ---------
                                                                                     $ 215,826           $ 216,184
                                                                                     =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................          $  13,132           $  14,079
     Accrued payroll and related taxes ....................................             13,851              13,318
     Accrued expenses .....................................................             33,745              41,573
     Current portion of deferred revenue ..................................              2,712               2,755
                                                                                     ---------           ---------
                  Total current liabilities ...............................             63,440              71,725
                                                                                     ---------           ---------
Deferred income tax liability .............................................                253                  --
                                                                                     ---------           ---------
Deferred revenue ..........................................................              9,166               9,817
                                                                                     ---------           ---------
Other .....................................................................              5,711               4,281
                                                                                     ---------           ---------
Commitments and contingencies (Note 6)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized .....................................                 --                  --
     Common stock, $.01 par value,
         30,000,000 shares authorized,
         20,977,224 shares issued and
         outstanding ......................................................                210                 210
     Additional paid-in capital ...........................................             61,157              61,157
     Retained earnings ....................................................             95,019              89,836
     Accumulated other comprehensive loss .................................            (19,130)            (20,842)
                                                                                     ---------           ---------
                  Total shareholders' equity ..............................            137,256             130,361
                                                                                     ---------           ---------
                                                                                     $ 215,826           $ 216,184
                                                                                     =========           =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 31, 2002 AND APRIL 1, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        THIRTEEN WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  MARCH 31, 2002      APRIL 1, 2001
                                                                                  --------------      -------------
Cash flows from operating activities:
         Net income .......................................................          $  5,183           $  2,632
         Adjustments to reconcile net income to net cash
         used in operating activities--
              Depreciation and amortization ...............................             2,485              2,457
              Deferred tax provision ......................................             1,033                210
              Provision for bad debt expense ..............................                87                977
              Equity in earnings of affiliates ............................            (1,586)              (942)
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable .........................................             3,736               (922)
              Other current assets ........................................            (5,960)            (1,343)
              Other assets ................................................             2,257                298
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses .......................            (9,238)            (4,369)
              Accrued payroll and related taxes ...........................               431              1,173
              Deferred revenue ............................................              (694)              (921)
              Other liabilities ...........................................             1,430                 --
                                                                                     --------           --------
         Net cash used in operating activities ............................              (836)              (750)
                                                                                     --------           --------
Cash flows from investing activities:
         Investments in affiliates ........................................              (768)              (115)
         Repayments of investments in affiliates ..........................                --              1,685
         Capital expenditures .............................................            (1,573)            (2,960)
                                                                                     --------           --------
         Net cash used in investing activities ............................            (2,341)            (1,390)
                                                                                     --------           --------
Cash flows from financing activities:
         Payments on debt .................................................                --             (5,000)
         Advances from The Wackenhut Corporation ..........................            18,548              4,138
         Repayments to The Wackenhut Corporation ..........................           (18,548)            (4,138)
                                                                                     --------           --------
         Net cash used in financing activities ............................                --             (5,000)
                                                                                     --------           --------
Effect of exchange rate changes on cash ...................................             1,332             (2,584)
Net decrease in cash ......................................................            (1,845)            (9,724)
Cash, beginning of period .................................................            46,099             33,821
                                                                                     --------           --------
Cash, end of period .......................................................          $ 44,254           $ 24,097
                                                                                     ========           ========
Supplemental disclosures:
         Cash paid for income taxes .......................................          $     62           $    118
                                                                                     ========           ========
         Cash paid for interest ...........................................          $     80           $    213
                                                                                     ========           ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2002 for the fiscal year ended December 30, 2001. Certain prior period amounts have been reclassified to conform with current period financial statement presentation.

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):



                                                                      THIRTEEN WEEKS ENDED
                                                              ------------------------------------
                                                              MARCH 31, 2002         APRIL 1, 2001
                                                              --------------         -------------
REVENUES
       Domestic operations .......................               $111,861               $110,702
       International operations ..................                 28,321                 24,301
                                                                 --------               --------
        Total revenues ...........................               $140,182               $135,003
                                                                 ========               ========

OPERATING INCOME
      Domestic operations ........................               $  5,721               $  1,278
      International operations ...................                    197                  1,265
                                                                 --------               --------
         Total operating income ..................               $  5,918               $  2,543
                                                                 ========               ========


                                                                             AS OF
                                                              -------------------------------------
LONG-LIVED ASSETS                                             MARCH 31, 2002      DECEMBER 30, 2001
                                                              --------------      -----------------
Domestic operations ..............................               $47,259               $47,639
International operations .........................                 6,256                 6,119
                                                                 -------               -------
   Total long-lived assets .......................               $53,515               $53,758
                                                                 =======               =======



Long-lived assets consist of property and equipment.

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


                                                                       THIRTEEN WEEKS ENDED
                                                               -----------------------------------
                                                               MARCH 31, 2002        APRIL 1, 2001
                                                               --------------        -------------
STATEMENT OF OPERATIONS DATA
Revenues .........................................               $ 45,551               $ 32,969
Operating income .................................                 11,049                  6,361
Net income .......................................                  4,314                  1,956

BALANCE SHEET DATA
Current assets ...................................               $ 91,741               $ 65,226
Noncurrent assets ................................                276,299                276,547
Current liabilities ..............................                 37,541                 30,205
Noncurrent liabilities ...........................                300,833                284,693
Stockholders' equity .............................                 29,666                 26,875


The Company's equity affiliate in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliates change in other comprehensive income. The swaps approximated $12.1 million and $12.6 million at March 31, 2002 and December 30, 2001, respectively, and are reflected as a component of other comprehensive loss in the Company's financial statements.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

During the later part of 2000, the Company began developing a correctional facility and preparing the facility for operation in South Africa through 50% owned foreign affiliates. In February 2002, the Company successfully opened the 3,024-bed maximum security correctional facility. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).


                                                                        THIRTEEN WEEKS ENDED
                                                               -------------------------------------
                                                               MARCH 31, 2002          APRIL 1, 2001
                                                               --------------          -------------
STATEMENT OF OPERATIONS DATA
Revenues .........................................               $    791                $     --
Operating loss ...................................                 (1,148)                   (166)
Net loss .........................................                 (1,140)                    (72)

BALANCE SHEET DATA
Current assets ...................................               $  2,718                $  4,323
Noncurrent assets ................................                 37,022                  21,530
Current liabilities ..............................                  1,423                      28
Noncurrent liabilities ...........................                 36,689                  19,336
Stockholders' equity .............................                  1,628                   6,489


3.       COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows (dollars in thousands):


                                                                                               THIRTEEN WEEKS ENDED
                                                                                      ------------------------------------
                                                                                      MARCH 31, 2002         APRIL 1, 2001
                                                                                      --------------         -------------
Net income ................................................................               $5,183               $  2,632
Foreign currency translation adjustments, net of income tax
     (expense) benefit of ($786) and $2,295, respectively .................                1,230                 (3,443)
Cumulative effect of change in accounting principle related to
    affiliate's derivative instruments ....................................                   --                (12,093)
Unrealized gain (loss) on affiliate's derivative instruments ..............                  482                 (1,845)
                                                                                          ------               --------

Comprehensive income (loss) ...............................................               $6,895               $(14,749)
                                                                                          ======               ========



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


                                                                     THIRTEEN WEEKS ENDED
                                                              -----------------------------------
                                                              MARCH 31, 2002        APRIL 1, 2001
                                                              --------------        -------------
Net Income .......................................               $ 5,183               $ 2,632

Basic earnings per share:
Weighted average shares
  Outstanding ....................................                20,977                21,013
                                                                 =======               =======
Per share amount .................................               $  0.25               $  0.13
                                                                 =======               =======

Diluted earnings per share:
Weighted average shares
  Outstanding ....................................                20,977                21,013
Effect of dilutive securities:
Employee and director stock
  Options ........................................                   299                   160
                                                                 -------               -------
Weighted average shares
  assuming dilution ..............................                21,276                21,173
                                                                 =======               =======

Per share amount .................................               $  0.24               $  0.12
                                                                 =======               =======


Options to purchase 476,600 shares of the Company's common stock, with exercise prices ranging from $16.88 to $26.88 per share and expiration dates between 2006 and 2009, were outstanding at March 31, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At April 1, 2001, options to purchase 889,500 shares of the Company's common stock, with exercise prices ranging from $9.30 to $26.88 and expiration dates between 2005 and 2011, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive if exercised.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At March 31, 2002, no amount was outstanding under this facility. This revolving credit facility expires December 18, 2002. The Company believes it will be able to renegotiate the facility, however no assurance of success can be provided. At March 31, 2002, the Company had five standby letters of credit in an aggregate amount of approximately $0.2 million. Availability related to these instruments at March 31, 2002 was $30 million.

At March 31, 2002, the Company had outstanding thirteen letters of guarantee totaling approximately $10.7 million under separate international facilities.

6.       COMMITMENTS AND CONTINGENCIES

    FACILITY CONTRACTS

In December 2001, the Company was issued a notice of contract non-renewal for the Bayamon Correctional Facility by the Commonwealth of Puerto Rico Administration of Corrections. The contract was set to expire March 23, 2002, but was extended for an additional ninety days to June 23, 2002. The Company continues to meet with various government officials in an effort to renew the contract. However, there can be no assurance that these efforts will be successful. The Company does not expect the discontinuation of the management contract to have a significant adverse impact on the Company's future results of operations and cash flows. The Bayamon Correctional Facility is owned by the government and there is no lease commitment on the part of the Company.

On June 30, 2002, the Company's contract with the California Department of Corrections (the "Department") for the management of the 224-bed McFarland Community Corrections Center is due to expire. The Company believes that the Department may not renew this contract due to budgetary constraints. The Company is continuing its efforts to extend the current contract through discussions with the legislature and department officials, as well as offering the facility to other interested government agencies. There can be no assurances that these efforts will be successful. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with Correctional Properties Trust ("CPT"). In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge in 2002 related to future lease costs with CPT. The remaining lease obligation is approximately $6 million through April 28, 2008.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

    INSURANCE

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of The Wackenhut Corporation ("TWC"). Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company's insurance costs increased significantly during the third and fourth quarter of 2001 due to adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in lower insurance rates. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs.

    JENA FACILITY

In December 2001, the Company recorded an operating charge of $3 million ($1.8 million after tax) related to the lease of the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the "Facility"). The charge included expected costs under the lease through December 2002 based upon management's belief that a sale of the Facility would occur by December 29, 2002.

In April 2002, WCC and CPT entered into a Facility lease termination agreement whereby WCC agrees to indemnify CPT for certain costs arising from the sale of the Facility and the termination of the lease. The agreement with CPT includes a termination and make whole fee of approximately $3.5 million in the event the State of Louisiana purchases the Jena Facility. As a result of this agreement, WCC recorded additional operating expenses relating to the Facility of approximately $1 million during the first quarter of 2002.

In May 2002, the state of Louisiana and CPT entered into a tentative purchase and sale agreement (the "Agreement") for the Facility, subject to certain contingencies.

There can be no assurance that CPT will successfully complete a sale of the Facility prior to December 29, 2002. If CPT does not complete a sale of the Facility or WCC is unable to sublease or find an alternative correctional use for the Facility by such date, an additional charge related to the Facility will be required.

    TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company's press release on May 9, 2002, TWC, the Company's former parent company, consummated its merger (the "Merger") on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S, a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC's 57 percent interest in the Company. The Company's common stock will continue to trade on the New York Stock Exchange.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

    TWC MERGER WITH GROUP 4 FALCK (CONTINUED)

As previously disclosed in filings with the SEC in connection with the Merger, the Company has entered into an agreement with TWC and Group 4 Falck aimed at ensuring that following the Merger: (1) the majority of the Company's board of directors will consist of independent directors; (2) neither TWC nor Group 4 Falck will engage in the business of managing or operating prisons, detention facilities or mental health facilities anywhere in the United States; and (3) representatives of TWC and Group 4 Falck will not have access to certain confidential and proprietary information of the Company, its subsidiaries or affiliates.

The Company believes that the various safeguards included in this agreement will help: (1) ensure the independence of the Company's board of directors; (2) preserve the Company's continued ability to compete freely and fairly with TWC and Group 4 Falck; and (3) protect certain confidential information of the Company from being disclosed to TWC and Group 4 Falck. The Company also believes that these safeguards will provide its current and future customers with adequate assurances that the Company's operations will be maintained independent from those of Global Solutions Limited, Group 4 Falck's correctional services business.

As previously disclosed, certain of the Company's international and domestic contracts require governmental consents to the merger. If, in the event the consents are not granted, the Company could be deemed in default of its contracts. The Company has received consents on all of its domestic contracts and believes it will receive consents on its Australian and South African contracts in the near future. In the United Kingdom, the merger has been reviewed by the Office of Fair Trade and has been referred to the Competition Commission for further investigation. In the event the United Kingdom government does not give its consent to the Merger, PCG's government contracts could be deemed to be in default.

The Company conducts most of its business in the United Kingdom through Premier Custodial Group Limited ("PCG"), a joint venture with Serco Limited ("Serco"). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts.

The proposed Merger may affect the Company's interests in PCG and/or PCG's contract interests with the United Kingdom government. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company's 50% interest in PCG in the absence of Serco's consent to the Merger. The Company disputes the validity of the Preemption Clause. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco under the terms of the disputed Preemptive Clause at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10% of the fair market value of the interest.

The Company has taken steps to safeguard its interest in PCG as well as PCG's contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company's business interests in the United Kingdom.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

    EMPLOYMENT AGREEMENTS

The Merger between TWC and Group 4 Falck also triggers change in control provisions in three key executive's employment and retirement agreements. These provisions provide for a change in control payment equal to three times 2002 salary plus bonus along with acceleration of the retirement age from 60 to 55. The total obligation under the agreements is approximately $17.8 million.

    OPERATING LEASE CREDIT FACILITY

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of March 31, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation. In April 2002, the Company reduced its capacity under this operating lease credit facility to $154.3 million.

The term of the operating lease credit facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002.

Upon expiration of the operating lease credit facility, the Company may purchase the properties in the operating lease credit facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

    INTERNATIONAL

In connection with the financing and management of one Australian facility, the Company's wholly owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations, which are non-recourse to the Company. The subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default the Company's investment of approximately $5 million is at risk. The Company believes the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on March 1, 2002, for further discussion and analysis of information pertaining to the Company's results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the May 2, 2002 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the impact, if any, resulting from the merger of TWC, the Company's former majority shareholder and Group 4 Falck; (2) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (3) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (4) an increase in unreimbursed labor rates; (5) the Company's ability to expand correctional services and diversify its services in the mental health services market; (6) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (7) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (8) the Company's ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with Correctional Properties Trust ("CPT");
(9) the Company's ability to extend the McFarland Community Correctional Facility contract or find an alternative use for the facility; (10) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (11) the Company's ability to estimate the government's level of dependency on privatization; (12) the Company's ability to create long-term earnings visibility; (13) the Company's ability to obtain future low-interest financing; (14) the Company's exposure to rising general liability and workers' compensation insurance costs; (15) the Company's ability to extend or refinance its operating lease facility expiring on December 18, 2002, and
(16) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business and other factors contained in the Company's Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

                        WACKENHUT CORRECTIONS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from operations, borrowings under its credit facilities, and sale of its right to acquire prison facilities. Cash and cash equivalents as of March 31, 2002 were $44.3 million, a decrease of $1.8 million from December 30, 2001.

Cash used in operating activities amounted to $0.8 million in the thirteen weeks ended March 31, 2002 ("First Quarter 2002") versus cash used in operating activities of $0.8 million in the thirteen weeks ended April 1, 2001 ("First Quarter 2001") primarily reflecting higher balances in other current assets and accounts payable and accrued expenses offset by higher net income.

Cash used in investing activities increased by $1.0 million in the First Quarter 2002 as compared to First Quarter 2001. There were no repayments of investments in affiliates in the First Quarter 2002 as compared to the First Quarter 2001. This was offset by a decrease in capital expenditures.

There was no cash used in financing activities in the First Quarter 2002 as compared to cash used in financing activities of $5.0 million in First Quarter 2001. The change was due to the payment of $5.0 million of long-term debt in the First Quarter 2001.

Working capital increased from $63.0 million at December 30, 2001 to $76.7 million at March 31, 2002 primarily due to the increase in other current assets and decrease in accrued expenses.

One of the Company's sources of liquidity is a $30 million multi-currency revolving credit facility, which includes $5.0 million for the issuance of letters of credit. At March 31, 2002, there was no amount outstanding under this facility. This revolving credit facility expires December 18, 2002. In addition, at March 31, 2002 the Company had five letters of credit outstanding in an aggregate amount of approximately $0.2 million. Availability related to these instruments at March 31, 2002 was $30.0 million.

At March 31, 2002, the Company also had outstanding thirteen letters of guarantee totaling approximately $10.7 million under separate international facilities.

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of March 31, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation. In April 2002, the Company reduced its capacity under this operating lease credit facility to $154.3 million.

The term of the operating lease credit facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002.

Upon expiration of the operating lease credit facility, the Company may purchase the properties in the operating lease credit facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company will make up the difference up to a maximum of 88% of the original acquisition cost.

                        WACKENHUT CORRECTIONS CORPORATION

In connection with the financing and management of one Australian facility, the Company's wholly owned Australian subsidiary was required to make an investment of approximately $5 million. The balance of the facility was financed with long-term debt obligations, which are non-recourse to the Company. The subsidiary has a leasehold interest in the facility and does not have the ultimate rights of ownership. In the event the management contract is terminated for default the Company's investment of approximately $5 million is at risk. The Company believes the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

The Company's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to renew its $154.3 million operating lease credit facility and its $30 million revolving credit facility at reasonable rates in 2002. A substantial decline in the Company's financial performance as a result of an increase in operational expenses relative to revenue or the Company's inability to renew the revolving credit facility and operating lease facility could limit the Company's access to capital.

    TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company's press release on May 9, 2002, TWC, the Company's former parent company, consummated its merger (the "Merger") on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S, a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC's 57 percent interest in the Company. The Company's common stock will continue to trade on the New York Stock Exchange.

As previously disclosed in filings with the SEC in connection with the Merger, the Company has entered into an agreement with TWC and Group 4 Falck aimed at ensuring that following the Merger: (1) the majority of the Company's board of directors will consist of independent directors; (2) neither TWC nor Group 4 Falck will engage in the business of managing or operating prisons, detention facilities or mental health facilities anywhere in the United States; and (3) representatives of TWC and Group 4 Falck will not have access to certain confidential and proprietary information of the Company, its subsidiaries or affiliates.

The Company believes that the various safeguards included in this agreement will help: (1) ensure the independence of the Company's board of directors; (2) preserve the Company's continued ability to compete freely and fairly with TWC and Group 4 Falck; and (3) protect certain confidential information of the Company from being disclosed to TWC and Group 4 Falck. The Company also believes that these safeguards will provide its current and future customers with adequate assurances that the Company's operations will be maintained independent from those of Global Solutions Limited, Group 4 Falck's correctional services business.

As previously disclosed, certain of the Company's international and domestic contracts require governmental consents to the merger. If, in the event the consents are not granted, the Company could be deemed in default of its contracts. The Company has received consents on all of its domestic contracts and believes it will receive consents on its Australian and South African contracts in the near future. In the United Kingdom, the merger has been reviewed by the Office of Fair Trade and has been referred to the Competition Commission for further investigation. In the event the United Kingdom government does not give its consent to the Merger, PCG's government contracts could be deemed to be in default.

The Company conducts most of its business in the United Kingdom through Premier Custodial Group Limited ("PCG"), a joint venture with Serco Limited ("Serco"). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts.

The proposed Merger may affect the Company's interests in PCG and/or PCG's contract interests with the United Kingdom government. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company's 50% interest in PCG in the absence of Serco's consent to the Merger. The Company disputes the validity of the Preemption Clause. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco under the terms of the disputed Preemptive Clause at a price below fair market value, Group 4 Falck will reimburse the Company

                        WACKENHUT CORRECTIONS CORPORATION

for the amount by which the sale is below fair market value, up to a maximum of 10% of the fair market value of the interest.

The Company has taken steps to safeguard its interest in PCG as well as PCG's contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company's business interests in the United Kingdom.

EMPLOYMENT AGREEMENTS

The Merger between TWC and Group 4 Falck also triggers change in control provisions in three key executive's employment and retirement agreements. These provisions provide for a change in control payment equal to three times 2002 salary plus bonus along with acceleration of the retirement age from 60 to 55. The total obligation under the agreements is approximately $17.8 million.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED MARCH 31, 2002 AND THIRTEEN WEEKS ENDED APRIL 1, 2001

Revenues increased by 3.8% to $140.2 million in the thirteen weeks ended March 31, 2002 from $135.0 million in the thirteen weeks ended April 1, 2001. The increase in revenues is the result of new facility openings and increased compensated resident days at our Australian facilities offset by lower construction revenue and the closure of two facilities. Specifically, revenue increased approximately $9.6 million in First Quarter 2002 compared to First Quarter 2001 due to increased compensated resident days resulting from the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001) and an increase in compensated resident days at our Australian facilities. This increase was partially reduced by approximately $3.9 million in the First Quarter 2002 compared to First Quarter 2001 due to less construction activity. Revenues also decreased by approximately $3.3 million in First Quarter 2002 as compared to the same period in 2001 due to the expiration of our contracts with the Arkansas Board of Correction and Community Punishment. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

The number of compensated resident days in domestic facilities decreased to 2,275,982 in First Quarter 2002 from 2,295,225 in First Quarter 2001. The average facility occupancy in domestic facilities was 97.4% of capacity in First Quarter 2002 compared to 96.9% in First Quarter 2001. Compensated resident days in Australian facilities increased to 461,271 from 449,999 for the comparable periods.

Operating expenses decreased by 0.3% to $123.7 million in First Quarter 2002 compared to $124.1 million in First Quarter 2001. As a percentage of revenue, operating expenses decreased to 88.2% in First Quarter 2002 from 91.9% in the comparable period in 2001. First Quarter 2001 includes $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities. Additionally, there are secondary factors contributing to the decrease including lower expenses related to construction activities and the expiration of the contracts with the Arkansas Board of Correction and Community Punishment. These decreases were partially offset by increases in general and comprehensive liability insurance premiums. The Company's insurance costs increased significantly during the third and fourth quarter of 2001 due to adverse
                        WACKENHUT CORRECTIONS CORPORATION

claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in a lower insurance rate. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs.

Depreciation and amortization remained constant at $2.5 million in First Quarter 2002 and First Quarter 2001. As a percentage of revenue, depreciation and amortization also remained constant at 1.8%.

Contribution from operations increased 65.6% to $14.0 million in First Quarter 2002 from $8.5 million in First Quarter 2001. As a percentage of revenue, contribution from operations increased to 10.0% in First Quarter 2002 from 6.3% in First Quarter 2001. This increase is primarily due to the activation of the new facilities, significantly improved financial performance at a number of existing facilities, the discontinuation of an unprofitable contract in Arkansas, decreased expense under the Company's operating lease facility and other factors as discussed above.

General and administrative expenses increased 36.8% to $8.1 million in First Quarter 2002 from $5.9 million in First Quarter 2001. As a percentage of revenue, general and administrative expenses increased to 5.8% in First Quarter 2002 from 4.4% in First Quarter 2001. The increase relates to increased deferred compensation costs for senior executive compensation agreements.

Operating income increased by 132.7% to $5.9 million in First Quarter 2002 from $2.5 million in First Quarter 2001. As a percentage of revenue, operating income increased to 4.2% in First Quarter 2002 from 1.9% in First Quarter 2001 due to start-up costs and the factors impacting contribution from operations and general and administrative expenses.

Interest income was $0.3 million during First Quarter 2002 compared to $0.5 million in First Quarter 2001 resulting from a decrease in invested cash and a reduction in interest earnings from subordinated debt.

Interest expense was $0.1 million during First Quarter 2002 compared to $0.2 million in First Quarter 2001.

Income before income taxes and equity in earnings of affiliates increased to $6.1 million in First Quarter 2002 from $2.8 million in First Quarter 2001 due to the factors described above.

Provision for income taxes increased to $2.5 million in First Quarter 2002 from $1.1 million in First Quarter 2001 due to higher taxable income.

Equity in earnings of affiliates, net of income tax provision, increased to $1.6 million in First Quarter 2002 from $0.9 million in First Quarter 2001 due the opening of the 800-bed Dovegate prison in the United Kingdom, which opened in July 2001, the opening of the 150-bed Dungavel House Immigration Detention

Centre, which opened in August 2001, offset by approximately $1.0 million in start-up costs related to the 3,024-bed South African prison, which opened in February 2002.

Net income increased to $5.2 million in First Quarter 2002 from $2.6 million in First Quarter 2001 as a result of the factors described above.




                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the thirteen weeks ended March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

10.15    Executive Employment Agreement, dated March 7, 2002, between the
         Company and Dr. George C. Zoley.

10.16    Executive Employment Agreement, dated March 7, 2002, between the
         Company and Wayne H. Calabrese.

10.17    Executive Employment Agreement, dated March 7, 2002, between the
         Company and John G. O'Rourke.

10.18    Executive Retirement Agreement, dated March 7, 2002, between the
         Company and Dr. George C. Zoley.

10.19    Executive Retirement Agreement, dated March 7, 2002, between the
         Company and Wayne H. Calabrese.

                       WACKENHUT CORRECTIONS CORPORATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


10.20    Executive Retirement Agreement, dated March 7, 2002, between the
         Company and John G. O'Rourke.

10.21    Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S,
         Wackenhut Corrections Corporation and The Wackenhut Corporation
         (incorporated by reference to the Company's Form 8-K filed on March 8, 2002).


(b)      Reports on Form 8-K - The Company filed a Form 8-K, Item 5 on March 11,
2002.

                        WACKENHUT CORRECTIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        WACKENHUT CORRECTIONS CORPORATION



May 15, 2002                                /s/ John G. O'Rourke
------------------------------------        --------------------------------------------
Date                                        John G. O'Rourke
                                            Senior Vice President - Finance, Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)
