Form 10-Q
period 2002-06-30
WACKENHUT CORRECTIONS CORP
filed 2002-08-14
CIK 923796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-14260

                                             WACKENHUT CORRECTIONS CORPORATION
----------------------------------------------------------------------------------------------------------------------------
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


                                                      (561) 622-5656
----------------------------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including area code)

                                                      Not Applicable
----------------------------------------------------------------------------------------------------------------------------
                     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes[X]       No  [  ]

At August 9, 2002, 21,236,620 shares of the registrant's Common Stock were issued and outstanding.

                        WACKENHUT CORRECTIONS CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2002.

                        WACKENHUT CORRECTIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                         JUNE 30, 2002 AND JULY 1, 2001
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                                      -----------------------------------    -----------------------------------
                                                       JUNE 30, 2002      JULY 1, 2001        JUNE 30, 2002      JULY 1, 2001
                                                      ----------------   ----------------    ----------------   ----------------
Revenues..........................................     $    141,192       $    141,715         $   281,374        $   276,718

Operating expenses (including amounts related
    to The Wackenhut Corporation ("TWC") of $6,058,
    $4,936, $11,985 and $10,075) .................          122,984            126,862             246,648            250,932

Depreciation and amortization.....................            2,439              2,277               4,924              4,734
                                                      ----------------   ----------------    ----------------   ----------------

    Contribution from operations..................           15,769             12,576              29,802             21,052

G&A expense (including amounts related to
    TWC of $806, $781, $1,620 and $1,566).........            8,286              6,159              16,401             12,092
                                                      ----------------   ----------------    ----------------   ----------------

    Operating income..............................            7,483              6,417              13,401              8,960

Interest income (including amounts related to
     TWC of $1, $3, $2 and $5)....................            1,067              1,175               2,116              2,397

Interest expense (including amounts related to
    TWC of $(12), $(13), $(30), and $(28)) .......             (776)              (912)             (1,674)            (1,905)
                                                      ----------------   ----------------    ----------------   ----------------

Income before income taxes and equity in earnings
    of affiliates.................................            7,774              6,680              13,843              9,452

Provision for income taxes........................            4,003              2,568               6,475              3,650
                                                      ----------------   ----------------    ----------------   ----------------

Income before equity in earnings of affiliates....            3,771              4,112               7,368              5,802

Equity in earnings of affiliates, net of income
tax provision of $916, $807, $1,911 and $1,435                1,634              1,211               3,220              2,153
                                                      ----------------   ----------------    ----------------   ----------------
Net income........................................     $      5,405       $      5,323         $    10,588        $     7,955
                                                      ================   ================    ================   ================

Basic earnings per share..........................     $       0.26       $       0.25         $      0.50        $      0.38
                                                      ================   ================    ================   ================
Basic weighted average shares outstanding.........           21,128             21,026              21,052             21,019
                                                      ================   ================    ================   ================

Diluted earnings per share........................     $       0.25        $      0.25         $      0.50        $      0.37
                                                      ================   ================    ================   ================
Diluted weighted average shares outstanding.......           21,353             21,246              21,314             21,211
                                                      ================   ================    ================   ================



                  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                      JUNE 30, 2002              DECEMBER 30, 2001
                                                                --------------------------    -------------------------

ASSETS
Current Assets:
     Cash and cash equivalents.............................         $        49,802               $        46,099
     Accounts receivable, less allowance for doubtful
          accounts of $2,893 and $2,557....................                  90,973                        79,002
     Deferred income tax asset.............................                   6,314                         6,041
     Other.................................................                  13,089                         8,990
                                                                --------------------------    -------------------------
                  Total current assets.....................                 160,178                       140,132
                                                                --------------------------    -------------------------

Property and equipment, net................................                  53,575                        53,758
Investments in and advances to affiliates..................                  16,145                        15,328
Deferred income tax asset..................................                      --                           716
Contract receivable and other noncurrent assets............                  31,746                        32,089
                                                                --------------------------    -------------------------
                                                                    $       261,644               $       242,023
                                                                ==========================    =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable......................................         $        16,056               $        14,079
     Accrued payroll and related taxes.....................                  17,346                        13,318
     Accrued expenses......................................                  36,453                        41,573
     Current portion of deferred revenue and non-recourse
      debt.................................................                   3,248                         3,275
                                                                --------------------------    -------------------------
                  Total current liabilities................                  73,103                        72,245
                                                                --------------------------    -------------------------
Deferred income tax liability..............................                     101                            --
Deferred revenue...........................................                   8,537                         9,817
Non-recourse debt..........................................                  27,557                        25,319
Other......................................................                   9,370                         4,281
Commitments and contingencies (Note 6)
Shareholders' equity:
     Preferred stock, $.01 par value,
         10,000,000 shares authorized                                            --                            --
     Common stock, $.01 par value,
         30,000,000 shares authorized,
         21,236,620 and 20,977,224 shares
         issued and outstanding............................                     212                           210
     Additional paid-in capital............................                  63,402                        61,157
     Retained earnings.....................................                 100,424                        89,836
     Accumulated other comprehensive loss..................                 (21,062)                      (20,842)
                                                                --------------------------    -------------------------
                  Total shareholders' equity...............                 142,976                       130,361
                                                                --------------------------    -------------------------
                                                                    $       261,644               $       242,023
                                                                ==========================    =========================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WACKENHUT CORRECTIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 30, 2002 AND JULY 1, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        TWENTY-SIX WEEKS ENDED
                                                                            ------------------------ -- -----------------------

                                                                                JUNE 30, 2002               JULY 1, 2001
                                                                            ------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income....................................................         $       10,588              $        7,955
         Adjustments to reconcile net income to net cash
         provided by operating activities--............................
              Depreciation and amortization expense....................                  4,924                       4,734
              Deferred tax provision (benefit).........................                     76                         (84)
              Provision for doubtful accounts..........................                  1,107                       1,940
              Equity in earnings of affiliates, net of tax.............                 (3,220)                     (2,153)
              Tax benefit related to employee stock options............                  1,060                         168
         Changes in assets and liabilities --
         (Increase) decrease in assets:
              Accounts receivable......................................                (11,809)                      4,602
              Other current assets.....................................                 (4,224)                     (1,572)
              Contract receivable and other noncurrent assets..........                  2,784                      (1,366)
         Increase (decrease) in liabilities:
              Accounts payable and accrued expenses....................                 (6,155)                     (2,275)
              Accrued payroll and related taxes........................                  3,786                       2,107
              Deferred revenue.........................................                 (1,378)                     (1,649)
              Other liabilities........................................                  5,089                       1,995
                                                                            ------------------------    ----------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES................                  2,628                      14,402
                                                                            ------------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in affiliates.....................................                    (54)                        (30)
         Repayments of investments in affiliates.......................                  1,617                       2,888
         Capital expenditures..........................................                 (3,339)                     (4,577)
                                                                            ------------------------    ----------------------
              NET CASH USED IN INVESTING ACTIVITIES....................                 (1,776)                     (1,719)
                                                                            ------------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt and non-recourse debt..............                  (290)                    (10,236)
         Proceeds from exercise of stock options.......................                 1,187                         182
                                                                            ------------------------    ----------------------
              NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                        897                     (10,054)
                                                                            ------------------------    ----------------------
Effect of exchange rate changes on cash and cash equivalents...........                 1,954                      (2,250)
Net increase in cash and cash equivalents..............................                 3,703                         379
Cash and cash equivalents, beginning of period.........................                46,099                      33,821
                                                                            ------------------------    ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................         $      49,802               $      34,200
                                                                            ========================    ======================
SUPPLEMENTAL DISCLOSURES:
         Cash paid for income taxes....................................         $       2,429               $       1,201
                                                                            ========================    ======================
         Cash paid for interest........................................         $         113               $         342
                                                                            ========================    ======================


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The accounting polices followed for the quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 30, 2001 filed with the Securities and Exchange Commission on March 1, 2002. Certain prior period amounts have been reclassified to conform with current period financial statement presentation.

     GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (" SFAS" ) No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of $1 million as of the beginning of 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. The Company's goodwill at June 30, 2002 was associated with its Australian subsidiary in the amount of $0.4 million and in its UK affiliate in the amount of $1.8 million. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has completed these initial impairment tests, and has determined that no impairment losses will be recorded as a result of adoption of SFAS 142.

The following table provides a reconciliation of reported net income for the three and six months ended June 30, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001:

                                                  THIRTEEN WEEKS ENDED JULY 1,      TWENTY-SIX WEEKS ENDED JULY
                                                              2001                            1, 2001
                                                  ------------------------------   ------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income as reported.............................   $          5,323                 $        7,955
Goodwill amortization, net of taxes................                 87                            195
                                                      --------------------------   ------------------------------
Adjusted net income................................   $          5,410                 $        8,150
                                                      ==========================   ==============================

BASIC EARNINGS PER SHARE:
Net income as reported.............................   $           0.25                 $         0.38
Goodwill amortization, net of taxes................               0.01                           0.01
                                                      --------------------------   ------------------------------
Adjusted net income................................   $           0.26                 $         0.39
                                                      ==========================   ==============================

DILUTED EARNINGS PER SHARE:
Net income as reported.............................   $           0.25                 $         0.37
Goodwill amortization, net of taxes................               0.00                           0.01
                                                      --------------------------   ------------------------------
Adjusted net income................................   $           0.25                 $         0.38
                                                      ==========================   ==============================

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management has not determined the effect adoption of SFAS 143 will have on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company plans to adopt SFAS No. 145 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

                                                  THIRTEEN WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                           JUNE 30, 2002        JULY 1, 2001          JUNE 30, 2002        JULY 1, 2001
                                         ------------------- -------------------    ------------------- -------------------
REVENUES
       Domestic operations.............     $    113,452        $    115,630           $    225,313        $    226,332
       International operations........           27,740              26,085                 56,061              50,386
                                         ------------------- -------------------    ------------------- -------------------
        Total revenues.................     $    141,192        $    141,715           $    281,374        $    276,718
                                         =================== ===================    =================== ===================

OPERATING INCOME
      Domestic operations..............     $      7,198        $      5,506           $     12,919        $      6,771
      International operations.........              285                 911                    482               2,189
                                         ------------------- -------------------    ------------------- -------------------
         Total operating income........     $      7,483        $      6,417           $     13,401        $      8,960
                                         =================== ===================    =================== ===================


                                                                AS OF
LONG-LIVED ASSETS                             JUNE 30, 2002             DECEMBER 30, 2001
                                         ------------------------    ------------------------
      Domestic operations..............     $     47,083                $     47,639
      International operations.........            6,492                       6,119
                                         ------------------------    ------------------------
         Total long-lived assets.......     $     53,575                $     53,758
                                         ========================    ========================


Long-lived assets consist of property, plant and equipment.


The Company has affiliates (50% or less owned) that provide correctional detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

                                                                TWENTY-SIX WEEKS ENDED
STATEMENT OF OPERATIONS DATA                            JUNE 30, 2002                JULY 1, 2001
                                                  --------------------------- ---------------------------
Revenues....................................        $       94,839              $       70,229
Operating income............................                25,282                      13,767
Net income..................................                 8,511                       4,556

BALANCE SHEET DATA
Current Assets..............................        $       91,300              $       58,937
Noncurrent Assets...........................               293,609                     287,351
Current liabilities.........................                42,273                      34,581
Noncurrent liabilities......................               311,103                     283,165
Stockholders' equity........................                31,533                      28,542

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company's equity affiliate in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliates' change in other comprehensive income. The swaps approximated $13.4 million and $12.6 million at June 30, 2002 and December 30, 2001, respectively, and are reflected as a component of other comprehensive loss in the Company's financial statements.

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


                                                                  TWENTY-SIX WEEKS ENDED
STATEMENT OF OPERATIONS DATA                            JUNE 30, 2002                JULY 1, 2001
                                                  --------------------------- ---------------------------
Revenues....................................        $        4,328              $           --
Operating loss..............................                (2,307)                       (377)
Net loss....................................                (2,071)                       (250)

BALANCE SHEET DATA
Current Assets..............................        $        3,493              $        5,523
Noncurrent Assets...........................                41,146                      30,535
Current liabilities.........................                 1,676                          49
Noncurrent liabilities......................                42,381                      29,684
Stockholders' equity........................                   582                       6,325

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                      THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                      --------------------                     ----------------------
                                               JUNE 30, 2002         JULY 1, 2001        JUNE 30, 2002         JULY 1, 2001
                                              -----------------    -----------------    -----------------    -----------------
Net income                                       $      5,405         $      5,323         $     10,588         $      7,955
Foreign currency translation adjustments,
    net of income tax (expense) benefit of
    ($1,134), ($416), ($1,920) and $1,879,
    respectively.                                       1,773                  624                3,003               (2,819)
Cumulative effect of change in accounting
    principle related to affiliate's
    derivative instruments, net of income
    tax benefit of $--, $--, $--, $8,062,
    respectively.                                          --                   --                   --              (12,093)
Unrealized (loss) gain on affiliate's
    derivative instruments, net of income
    tax benefit (expense) of $2,062
    ($3,253), $2,370, ($2,023), respectively.          (3,705)               4,879               (3,223)               3,034
                                              -----------------    -----------------    -----------------    -----------------
Comprehensive income (loss)                      $      3,473         $     10,826         $     10,368         $     (3,923)
                                              =================    =================    =================    =================

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


                                               THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                        JUNE 30, 2002         JULY 1, 2001         JUNE 30, 2002        JULY 1, 2001
                                       -----------------    -----------------     ----------------     ----------------
  Net Income.....................        $     5,405          $     5,323          $     10,588         $      7,955

  Basic earnings per share:
  Weighted average shares
    Outstanding..................             21,128               21,026                21,052               21,019
                                       =================    =================     ================     ================
  Per share amount...............        $     0.26           $     0.25           $       0.50         $       0.38
                                       =================    =================     ================     ================

  Diluted earnings per share:
  Weighted average shares
    Outstanding..................             21,128               21,026                21,052               21,019
  Effect of dilutive securities:
  Employee and director stock
    Options......................                225                  220                   262                  192
                                       -----------------    -----------------     ----------------     ----------------
  Weighted average shares
    assuming dilution............             21,353               21,246                21,314               21,211
                                       =================    =================     ================     ================

  Per share amount...............        $     0.25           $     0.25           $       0.50         $       0.37
                                       =================    =================     ================     ================

As a result of the merger between The Wackenhut Corporation ("TWC") and Group 4 Falck, all of the Company's options issued prior to the Merger vested immediately in accordance with the provisions of the Company's stock option plans.

     THIRTEEN WEEKS

Options to purchase 805,600 shares of the Company's common stock, with exercise prices ranging from $15.40 to $26.88 per share and expiration dates between 2006 and 2012, were outstanding at the thirteen weeks ended June 30, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the thirteen weeks ended July 1, 2001, outstanding options to purchase 521,000 shares of the Company's common stock, with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2005 and 2009, were also excluded from the computation of diluted EPS because their effect would have been anti-dilutive if exercised.

     TWENTY-SIX  WEEKS

Options to purchase 805,600 shares of the Company's common stock, with exercise prices ranging from $15.40 to $26.88 per share and expiration dates between 2006 and 2012, were outstanding at the twenty-six weeks ended June 30, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. At the twenty-six weeks ended July 1, 2001, outstanding options to purchase 629,000 shares of the Company's common stock, with exercise prices ranging from $11.88 to $26.88 and expiration dates between 2005 and 2011, were also excluded from the computation of diluted EPS because their effect would have been anti-dilutive if exercised.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At June 30, 2002, no amount was outstanding under this facility. This revolving credit facility expires December 18, 2002. The Company believes it will be able to renegotiate the facility, however no assurance of success can be provided. At June 30, 2002, the Company had five standby letters of credit in an aggregate amount of approximately $0.2 million. Availability related to these instruments at June 30, 2002 was $30.0 million.

In connection with the financing and management of one Australian facility, the Company's wholly owned Australian subsidiary financed the facility's development with long-term debt obligations, which are non-recourse to the Company (see Note
6). The Company has consolidated the subsidiary's contract receivable from the state government and related non-recourse debt each totaling approximately $28 million as of June 30, 2002. The Company has reclassified the amounts reflected in the December 30, 2001 balance sheet to reflect the asset and related non-recourse debt of approximately $26 million to conform to the current year presentation. In connection with the non-recourse debt, the entity is a party to an interest rate swap agreement to fix the interest rate it receives on the variable rate debt. Management of the Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company has recorded the value of the interest rate swap in other comprehensive income. The total value of the swap liability as of June 30, 2002 was approximately $2.4 million and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

At June 30, 2002, the Company also had outstanding twelve letters of guarantee totaling approximately $11.5 million under separate international facilities.

6.       COMMITMENTS AND CONTINGENCIES

     FACILITY CONTRACTS

On June 23, 2002, the Company's contract for the Bayamon Correctional Facility with the Commonwealth of Puerto Rico Administration of Corrections ("AOC") expired. The Company did not incur any significant costs during the phase out of the contract. Currently, the AOC owes the Company approximately $6 million for past services. The AOC has indicated its intention to pay for these past services and the Company expects to collect the entire outstanding balance. However, there can be no assurances that these efforts will be successful.

On June 30, 2002, the Company's contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The California Governor's original proposed budget as presented to the legislature did not include funding to renew this contract. However, during the legislative process the California budget was revised and the Legislative Branch of California's government has included language to extend the contract on the McFarland Facility. The budget for 2002-03 has been approved by the Senate and is currently being debated in the Assembly but is not finalized. The proposed budget is subject to change until approved by the Legislature and the Governor of California. The Company continues to operate the facility without a contract extension. If a contract is not ultimately signed then there is a risk that the Company may not be reimbursed for costs to operate the facility. There can be no assurance that the California budget will include adequate funding for the continued operation of the McFarland facility. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with Correctional Properties Trust ("CPT"). In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge in 2002 related to future lease costs with CPT. The remaining lease obligation is approximately $6 million through April 28, 2008.

In addition to the McFarland facility, the Company operates three additional community corrections facilities under contract with the State of California. Each of these contracts are subject to annual appropriation of funds. The State of California's current budget impasse results in a lack of appropriation authority that may impact payments under these contracts.

The Company operates two facilities in the State of Mississippi through contracts with the Mississippi Department of Corrections. Despite some questions as to the governor of Mississippi's purported partial veto of the state's current year budget related to private prisons, the Company believes that sufficient appropriations have been made to fund the Company's two contracts at increased population levels and slightly reduced per diem rates. The Company anticipates that questions regarding funding of its contracts will be resolved in the near future; however, there can be no assurance that this will occur.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

     FACILITY CONTRACTS (CONTINUED)

The Company has been notified of declining bed needs for the Coke County Texas Facility. The Company has an operating and management contract that would expire upon the termination of the contract by the Texas Youth Commission. The facility is owned by an unrelated third party; the Company has no continuing obligation with respect to the facility in the event the Company's operating contract is terminated or expires. There can be no assurance that the contract will be extended.

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the "Broward Facility"), under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff's Department under the terms of a correctional services contract that expires on February 15, 2003. The Broward County Sheriff's Department has advised the Company of the potential for a declining usage of the Broward Facility, and that the Company's correctional services contract may not be renewed following its expiration. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the "INS"), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. During the interim period, the INS has executed a correctional services management contract with the Company under which the INS will utilize 72 beds in the Broward Facility. The contract becomes effective on August 1, 2002 and expires on September 30, 2003.

     INSURANCE

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company's insurance costs increased significantly during 2001 due to adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in lower insurance rates. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs. If a new program is established the Company may incur start-up costs to establish this program.

In addition, the Company's joint venture in the United Kingdom has experienced significant increases in property insurance rates effective October 2002. These rates have increased ten fold as a result of the hardening property insurance market.

     JENA FACILITY

In December 2001, the Company recorded an operating charge of $3 million ($1.8 million after tax) related to the lease of the inactive 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the "Facility"). The charge included expected costs under the lease through December 2002 based upon management's belief that a sale of the Facility would occur by December 29, 2002.

In April 2002, the Company and CPT entered into a Facility lease termination agreement whereby the Company agreed to indemnify CPT for certain costs arising from the sale of the Facility to the State of Louisiana and the termination of the lease. The agreement with CPT includes a termination and make whole fee of approximately $3.5 million in the event the State of Louisiana purchases the Jena Facility. As a result of this agreement, the Company recorded additional operating expenses related to the Facility of approximately $1 million during the first quarter 2002.

In May 2002, the State of Louisiana and CPT entered into a tentative purchase and sale agreement (the "Agreement") for the Facility, subject to certain contingencies. The Company expects that, by mid October of this year or sooner, the State will fulfill conditions necessary to complete the acquisition of the Jena Facility, or advise the Company that it does not intend to proceed, in which case the Agreement to purchase and sell will terminate. There can be no assurance that CPT will successfully complete a sale of the Facility prior to December 29, 2002. If CPT does not complete a sale of the Facility or the Company is unable to sublease or find an alternative correctional use for the Facility by such date, an additional operating charge related to the Company's lease with CPT will be required. The maximum remaining exposure on the Jena lease, in the event the purchase and sale agreement is not finalized, is approximately $11 million.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

     TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company's press release on May 9, 2002, TWC, the Company's parent company, consummated its merger (the "Merger") on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S ("Group 4 Falck"), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC's 57 percent interest in the Company. The Company's common stock continues to trade on the New York Stock Exchange.

Due to certain provisions of Florida law, Group 4 Falck and TWC requested that the Merger be approved by the Company's board of directors. In response to this request, the Company's board of directors formed a special independent committee to investigate and evaluate the Merger. The special independent committee determined that, as a prerequisite to recommending that the Company's board of directors approve the Merger, it was advisable for the Company to enter into an agreement with Group 4 Falck and TWC to govern the relationship between the Company, Group 4 Falck and TWC following the consummation of the Merger (the "Agreement"). After negotiations between the Company's special independent committee and Group 4 Falck and TWC, the Agreement was entered into by the Company, Group 4 Falck and TWC on March 8, 2002.

The Agreement provides, among other things, that (1) for a period of three years following the Merger, the board of directors of the Company will consist of nine members, five of which will be independent directors, two of which will be Company officers and two of which will be Group 4 representatives, (2) during the one year period following the Merger, the nominating and compensation committee of the Company's board of directors will consist of three members, two of which will be independent directors and one of which will be a Company director nominated by Group 4 Falck, and (3) until such time as Group 4 Falck directly or indirectly owns less than 49% of the Company's outstanding common stock, (i) neither Group 4 Falck nor TWC will engage in the business of managing or operating prison, detention facility or mental health facility management businesses anywhere in the United States, and (ii) representatives of Group 4 Falck and TWC who serve on the Company's board of directors will not have access to certain proprietary, confidential information of the Company, its subsidiaries or affiliates. The Agreement also requires that any purchases of the Company's common stock by either Group 4 Falck or TWC during the three year period following the Merger be made only at a price approved by a majority of the independent directors of the Company.

Subsequent to the Merger, Group 4 Falck has indicated that it intends to divest its 57 percent interest in the Company. As a result, an Independent Committee of the Board of Directors is in the process of hiring financial advisors to advise the Company with respect to Group 4 Falck's stated intentions.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

     TWC MERGER WITH GROUP 4 FALCK (CONTINUED)

As previously disclosed, certain of the Company's international and domestic contracts require governmental consent to the Merger. In the event the consents are not granted, the Company could be deemed in default of its contracts. The Company has received all required consents on its domestic contracts and its Australian and South African contracts. The Company conducts most of its business in the United Kingdom through Premier Custodial Group Limited ("PCG"), a 50/50 joint venture with Serco Limited ("Serco"). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and has been referred to the Competition Commission for further investigation. The results of this investigation are expected in late August 2002. The United Kingdom Home Office has decided to await the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger as required under many of PCG's existing United Kingdom contracts. In the event the United Kingdom government does not give its consent to the Merger, PCG's government contracts could be deemed to be in default. If the Company is found to be in default, a cure period would normally be made available. If the Company does not meet the cure requirements, the United Kingdom government may elect to terminate the contract.

The Merger may affect the Company's interests in PCG and/or PCG's contract interests with the United Kingdom government. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company's 50 percent interest in PCG in the absence of Serco's consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco.

The Company has taken steps to safeguard its interest in PCG, as well as PCG's contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company's business interests in the United Kingdom.

     SERVICE AGREEMENT WITH TWC

TWC provides various general and administrative services to the Company under a Services Agreement. The initial agreement expired and was not formally renewed. However, the services continue to be provided. Annual rates have been negotiated by the Company and TWC based upon the level of service provided. As a result of the change in control, the Company intends to establish its own capability to perform those functions currently provided by TWC. The Company intends to complete this transition by January 1, 2003.

     OPERATING LEASE CREDIT FACILITY

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of June 30, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation. In April 2002, the Company reduced its capacity under this operating lease credit facility to $154.3 million.

                        WACKENHUT CORRECTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

     OPERATING LEASE CREDIT FACILITY (CONTINUED)

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

Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company is required to make up the difference up to a maximum of 88 percent of the original acquisition cost.

     EMPLOYMENT AND RETIREMENT AGREEMENTS

The Merger between TWC and Group 4 Falck also trigged change in control provisions in three key executives' employment and retirement agreements. The employment agreements entitle the executives, if they remain employed by the Company for at least two years following the Merger, to twenty-four consecutive monthly payments equal, in total, to three times each executive's 2002 salary plus bonus. In addition, the change in control accelerates the executive's eligibility for retirement from age 60 to 55 and provides for a one-time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement. The total obligation under the agreements is approximately $14.5 million. These increased costs, resulting from the change in control, will result in approximately $1 million of additional expense per quarter through the second quarter 2004.

     INTERNATIONAL

In connection with the financing and management of one Australian facility, the Company's wholly owned Australian subsidiary was required to make an equity investment of approximately $2.8 million. The balance of the facility's development was financed with long-term debt obligations, which are non-recourse to the Company. The Company has consolidated the subsidiary's contract receivable from the state government and related non-recourse debt each totaling approximately $28 and $26 million as of June 30, 2002 and December 30, 2001, respectively. In the event the management contract is terminated for default the Company's investment of approximately $2.8 million is at risk. The Company believes the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government.

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

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations and the Company's August 2, 2002 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                        WACKENHUT CORRECTIONS CORPORATION

Future Factors include, but are not limited to, (1) the impact, if any, resulting from the merger of TWC, the Company's majority shareholder and Group 4 Falck; (2) the outcome of the dispute with Serco, the Company's United Kingdom joint venture partner, regarding the effect of the Merger on the shareholders' joint venture ownership interests; (3) the Company's ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (4) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (5) an increase in unreimbursed labor rates; (6) the Company's ability to expand correctional services and diversify its services in the mental health services market; (7) the Company's ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (8) the Company's ability to raise capital given the short-term nature of the customers' commitment to the use of the Company's facilities; (9) the Company's ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with Correctional Properties Trust ("CPT") or otherwise reactivate the facility; (10) the Company's ability to extend the McFarland Community Correctional Facility contract or find an alternate use for the facility; (11) the Company's ability to extend the East Mississippi Correctional Facility and Marshall County Correctional Facility contracts; (12) the Company's ability to project the size and growth of the U.S. privatized corrections industry; (13) the Company's ability to estimate the government's level of dependency on privatization; (14) the Company's ability to create long-term earnings visibility; (15) the Company's ability to obtain future low-interest financing; (16) the Company's exposure to rising general liability, workers' compensation and property insurance costs; (17) the Company's ability to extend or refinance its operating lease credit facility expiring on December 18, 2002, (18) the Company's ability to collect outstanding receivables associated with the Bayamon Correctional Facility, and (19) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business and other factors contained in the Company's Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

    CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. . The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 2 to our financial statements on Form 10-K for the year ended December 30, 2001. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

                        WACKENHUT CORRECTIONS CORPORATION

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

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

The Company extends credit to the government agencies contracted with other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     ASSET IMPAIRMENTS

As of June 30, 2002, the Company had approximately $54 million in long-lived assets. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     INCOME TAXES

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of its net assets. In providing for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are from operations, borrowings under its credit facilities and sale of its right to acquire prison facilities from the operating lease credit facility. Cash and cash equivalents as of June 30, 2002 were $49.8 million, an increase of $3.7 million from December 30, 2001.

Cash provided by operating activities amounted to $2.6 million in the twenty-six weeks ended June 30, 2002 ("First Half 2002") versus cash provided by operating activities of $14.4 million in the twenty-six weeks ended July 1, 2001 ("First Half 2001") primarily reflecting an increase in accounts receivable and other current assets offset by higher net income and a decrease in other assets.

                        WACKENHUT CORRECTIONS CORPORATION

Cash used in investing activities amounted to $1.8 million in the First Half 2002 compared to $1.7 million in the First Half 2001. The change is primarily a result of fewer capital expenditures in the First Half 2002 as compared to the First Half 2001 offset by a decrease in repayments of investments in and advances to affiliates.

Cash provided by financing activities in the First Half 2002 amounted to $0.9 million compared to cash used in financing activities of $10.1 million in the First Half 2001. The change is due primarily to the increase in proceeds from the exercise of stock options and the repayment of $10 million of long-term debt in the First Half 2001 as compared to zero in the First Half 2002.

Working capital increased from $67.9 million at December 30, 2001 to $87.1 million at the end of the Second Quarter of 2002 primarily due to an increase in accounts receivable and other current assets as well as a decrease in accrued expenses, offset by increases in accounts payable and accrued payroll and related taxes.

One of the Company's sources of liquidity is a $30 million multi-currency revolving credit facility, which includes $5 million for the issuance of letters of credit. At June 30, 2002, there was no amount outstanding under this facility. This revolving credit facility expires December 18, 2002. In addition, at June 30, 2002, the Company had five standby letters of credit outstanding in an aggregate amount of approximately $0.2 million. Availability related to these instruments at June 30, 2002 was $30 million.

At June 30, 2002, the Company also had outstanding twelve letters of guarantee totaling approximately $11.5 million under separate international facilities.

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of June 30, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation. In April 2002, the Company reduced its capacity under this operating lease credit facility to $154.3 million.

The term of the operating lease credit facility expires December 18, 2002. The Company is exploring a number of alternatives to refinance the outstanding balance, and believes it will be successful in these efforts. However, there can be no assurance that the Company will be able to complete the refinancing prior to December 18, 2002.

Upon expiration of the operating lease credit facility, the Company may purchase the properties in the operating lease credit facility for their original acquisition cost. If the Company were to purchase the properties, the Company may use a number of forms of debt financing which would require the properties, and any related debt incurred to purchase the properties, to be reported on the Company's balance sheet. Alternatively, the Company may cause the properties to be sold to a third party. If the sales proceeds yield less than the original acquisition cost, the Company is required to make up the difference up to a maximum of 88 percent of the original acquisition cost.

                        WACKENHUT CORRECTIONS CORPORATION

In connection with the financing and management of one Australian facility, the Company's wholly owned Australian subsidiary was required to make an equity investment of approximately $2.8 million. The balance of the facility's development was financed with long-term debt obligations, which are non-recourse to the Company. The Company has consolidated the subsidiary's contract receivable from the state government and related non-recourse debt each totaling approximately $28 million as of June 30, 2002. The Company has reclassified the amounts reflected in the December 30, 2001 balance sheet to reflect the asset and related non-recourse debt of approximately $26 million to conform to the current year presentation. In the event the management contract is terminated for default the Company's investment of approximately $2.8 million is at risk. The Company believes the risk of termination for default is remote and notes that the project has operated successfully for 5 years. The management contract is up for renewal in September 2002. Management believes the management contract will be renewed. If the management contract is not renewed (other than due to a default), the subsidiary's investment must be repaid by the state government. In connection with the non-recourse debt, the entity is a party to an interest rate swap agreement to fix the interest rate it receives on the variable rate debt. Management of the Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company has recorded the value of the interest rate swap in other comprehensive income. The total value of the swap liability as of June 30, 2002 was approximately $2.4 million and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

On June 23, 2002, the Company's contract for the Bayamon Correctional Facility with the Commonwealth of Puerto Rico Administration of Corrections ("AOC") expired. The Company did not incur any significant costs during the phase out of the contract. Currently, the AOC owes the Company approximately $6 million for past services. The AOC has indicated its intention to pay for these past services and the Company expects to collect the entire outstanding balance. However, there can be no assurances that these efforts will be successful.

On June 30, 2002, the Company's contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The California Governor's original proposed budget as presented to the legislature did not include funding to renew this contract. However, during the legislative process the California budget was revised and the Legislative Branch of California's government has included language to extend the contract on the McFarland Facility. The budget for 2002-03 has been approved by the Senate and is currently being debated in the Assembly but is not finalized. The proposed budget is subject to change until approved by the Legislature and the Governor of California. The Company continues to operate the facility without a contract extension. If a contract is not ultimately signed then there is a risk that the Company may not be reimbursed for costs to operate the facility. There can be no assurance that the California budget will include adequate funding for the continued operation of the McFarland facility. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with Correctional Properties Trust ("CPT"). In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge in 2002 related to future lease costs with CPT. The remaining lease obligation is approximately $6 million through April 28, 2008.

In addition to the McFarland facility, the Company operates three additional community corrections facilities under contract with the State of California. Each of these contracts are subject to annual appropriation of funds. The State of California's current budget impasse results in a lack of appropriation authority that may impact payments under these contracts.

The Company operates two facilities in the State of Mississippi through contracts with the Mississippi Department of Corrections. Despite some questions as to the governor of Mississippi's purported partial veto of the state's current year budget related to private prisons, the Company believes that sufficient appropriations have been made to fund the Company's two contracts at increased population levels and slightly reduced per diem rates. The Company anticipates that questions regarding funding of its contracts will be resolved in the near future; however, there can be no assurance that this will occur.

The Company has been notified of declining bed needs for the Coke County Texas Facility. The Company has an operating and management contract that would expire upon the termination of the contract by the Texas Youth Commission. The facility is owned by an unrelated third party; the Company has no continuing obligation with respect to the facility in the event the Company's operating contract is terminated or expires. There can be no assurance that the contract will be extended.

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the "Broward Facility"), under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff's Department under the terms of a correctional services contract that expires on February 15, 2003. The Broward County Sheriff's Department has advised the Company of the potential for a declining usage of the Broward Facility, and that the Company's correctional services contract may not be renewed following its expiration. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the "INS"), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. During the interim period, the INS has executed a correctional services management contract with the Company under which the INS will utilize 72 beds in the Broward Facility. The contract becomes effective on August 1, 2002 and expires on September 30, 2003.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company's insurance costs increased significantly during 2001 due to adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in lower insurance rates. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs. If a new program is established the Company may incur start-up costs to establish this program.

In addition, the Company's joint venture in the United Kingdom has experienced significant increases in property insurance rates effective October 2002. These rates have increased ten fold as a result of the hardening property insurance market.

In December 2001, the Company recorded an operating charge of $3 million ($1.8 million after tax) related to the lease of the inactive 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the "Facility"). The charge included expected costs under the lease through December 2002 based upon management's belief that a sale of the Facility would occur by December 29, 2002.

In April 2002, the Company and CPT entered into a Facility lease termination agreement whereby the Company agreed to indemnify CPT for certain costs arising from the sale of the Facility to the State of Louisiana and the termination of the lease. The agreement with CPT includes a termination and make whole fee of approximately $3.5 million in the event the State of Louisiana purchases the Jena Facility. As a result of this agreement, the Company recorded additional operating expenses related to the Facility of approximately $1 million during the first quarter 2002.

In May 2002, the State of Louisiana and CPT entered into a tentative purchase and sale agreement (the "Agreement") for the Facility, subject to certain contingencies. The Company expects that, by mid October of this year or sooner, the State will fulfill conditions necessary to complete the acquisition of the Jena Facility, or advise the Company that it does not intend to proceed, in which case the Agreement to purchase and sell will terminate. There can be no assurance that CPT will successfully complete a sale of the Facility prior to December 29, 2002. If CPT does not complete a sale of the Facility or the Company is unable to sublease or find an alternative correctional use for the Facility by such date, an additional operating charge related to the Company's lease with CPT will be required. The maximum remaining exposure on the Jena lease, in the event the purchase and sale agreement is not finalized, is approximately $11 million.

The Company's access to capital and ability to compete for future capital intensive projects is dependent upon, among other things, its ability to renew its $154.3 million operating lease credit facility and its $30 million revolving credit facility at reasonable rates in 2002. A substantial decline in the Company's financial performance as a result of an increase in operational expenses relative to revenue or the Company's inability to renew the operating lease credit facility and revolving credit facility could limit the Company's access to capital.

     TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company's press release on May 9, 2002, TWC, the Company's parent company, consummated its merger (the "Merger") on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S ("Group 4 Falck"), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC's 57 percent interest in the Company. The Company's common stock continues to trade on the New York Stock Exchange.

Due to certain provisions of Florida law, Group 4 Falck and TWC requested that the Merger be approved by the Company's board of directors. In response to this request, the Company's board of directors formed a special independent committee to investigate and evaluate the Merger. The special independent committee determined that, as a prerequisite to recommending that the Company's board of directors approve the Merger, it was advisable for the Company to enter into an agreement with Group 4 Falck and TWC to govern the relationship between the Company, Group 4 Falck and TWC following the consummation of the Merger (the "Agreement"). After negotiations between the Company's special independent committee and Group 4 Falck and TWC, the Agreement was entered into by the Company, Group 4 Falck and TWC on March 8, 2002.

The Agreement provides, among other things, that (1) for a period of three years following the Merger, the board of directors of the Company will consist of nine members, five of which will be independent directors, two of which will be Company officers and two of which will be Group 4 representatives, (2) during the one year period following the Merger, the nominating and compensation committee of the Company's board of directors will consist of three members, two of which will be independent directors and one of which will be a Company director nominated by Group 4 Falck, and (3) until such time as Group 4 Falck directly or indirectly owns less than 49% of the Company's outstanding common stock, (i) neither Group 4 Falck nor TWC will engage in the business of managing or operating prison, detention facility or mental health facility management businesses anywhere in the United States, and (ii) representatives of Group 4 Falck and TWC who serve on the Company's board of directors will not have access to certain proprietary, confidential information of the Company, its subsidiaries or affiliates. The Agreement also requires that any purchases of the Company's common stock by either Group 4 Falck or TWC during the three year period following the Merger be made only at a price approved by a majority of the independent directors of the Company.

                        WACKENHUT CORRECTIONS CORPORATION

Subsequent to the Merger, Group 4 Falck has indicated that it intends to divest its 57 percent interest in the Company. As a result, an Independent Committee of the Board of Directors is in the process of hiring financial advisors to advise the Company with respect to Group 4 Falck's stated intentions.

As previously disclosed, certain of the Company's international and domestic contracts require governmental consent to the Merger. In the event the consents are not granted, the Company could be deemed in default of its contracts. The Company has received all required consents on its domestic contracts and its Australian and South African contracts. The Company conducts most of its business in the United Kingdom through Premier Custodial Group Limited ("PCG"), a 50/50 joint venture with Serco Limited ("Serco"). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and has been referred to the Competition Commission for further investigation. The results of this investigation are expected in late August 2002. The United Kingdom Home Office has decided to await the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger as required under many of PCG's existing United Kingdom contracts. In the event the United Kingdom government does not give its consent to the Merger, PCG's government contracts could be deemed to be in default. If the Company is found to be in default, a cure period would normally be made available. If the Company does not meet the cure requirements, the United Kingdom government may elect to terminate the contract.

The Merger may affect the Company's interests in PCG and/or PCG's contract interests with the United Kingdom government. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company's 50 percent interest in PCG in the absence of Serco's consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco.

The Company has taken steps to safeguard its interest in PCG, as well as PCG's contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company's business interests in the United Kingdom.

     EMPLOYMENT AND RETIREMENT AGREEMENTS

The Merger between TWC and Group 4 Falck also trigged change in control provisions in three key executives' employment and retirement agreements. The employment agreements entitle the executives, if they remain employed by the Company for at least two years following the Merger, to twenty-four consecutive monthly payments equal, in total, to three times each executive's 2002 salary plus bonus. In addition, the change in control accelerates the executive's eligibility for retirement from age 60 to 55 and provides for a one-time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement. The total obligation under the agreements is approximately $14.5 million. These increased costs, resulting from the change in control, will result in approximately $1 million of additional expense per quarter through the second quarter 2004.

                        WACKENHUT CORRECTIONS CORPORATION

    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management has not determined the effect adoption of SFAS 143 will have on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company plans to adopt SFAS No. 145 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company plans to adopt SFAS No. 146 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

COMPARISON OF THIRTEEN WEEKS ENDED JUNE 30, 2002 AND THIRTEEN WEEKS ENDED JULY 1, 2001

Revenues decreased by 0.4% to $141.2 million in the thirteen weeks ended June 30, 2002 ("Second Quarter 2002") from $141.7 million in the thirteen weeks ended July 1, 2001 ("Second Quarter 2001"). The decrease in revenues is the result of lower construction revenue and the closure of two facilities offset by new facility openings and increases in per diem rates at a number of facilities. Specifically, revenue decreased approximately $7.2 million in the Second Quarter 2002 compared to the Second Quarter 2001 due to the decline in construction revenue as well as the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and an overall decline in compensated resident days. Revenues increased approximately $6.3 million in the Second Quarter 2002 compared to the Second Quarter 2001 due to increased compensated resident days at a number of our domestic facilities, including two facilities that opened in 2001, (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March
2001) and an overall increase in per diem rates. The balance of the increase in revenues was attributable to facilities open during all of both periods.

                        WACKENHUT CORRECTIONS CORPORATION

The number of compensated resident days in domestic facilities decreased to 2,292,880 in the Second Quarter 2002 from 2,358,801 in the Second Quarter 2001. The average facility occupancy in domestic facilities increased to 98.3% of capacity in the Second Quarter 2002 compared to 96.8% in the Second Quarter 2001 due primarily to the expiration of the contracts with the Arkansas Board of Correction and Community Punishment. Compensated resident days in Australian facilities decreased to 406,483 from 446,418 for the comparable periods primarily due to lower compensated resident days at the Department of Immigration and Multicultural Affairs ("DIMIA") facilities.

Operating expenses decreased by 3.1% to $123 million in the Second Quarter 2002 compared to $126.9 million in the Second Quarter 2001. As a percentage of revenues, operating expenses decreased to 87.1% in the Second Quarter 2002 from 89.5% in the comparable period in 2001. The decrease in operating expenses primarily reflects significantly lower expenses related to construction activities, the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and a decrease in expenses related to the Company's operating lease credit facility. These decreases were partially offset by increases in general and comprehensive liability insurance premiums.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of The Wackenhut Corporation ("TWC"). Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company's insurance costs increased significantly during 2001 due to adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in lower insurance rates. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs. If a new program is established, the Company may incur start-up costs to establish the program.

Depreciation and amortization increased by 7.1% to $2.4 million in the Second Quarter 2002 from $2.3 million in the Second Quarter 2001. As a percentage of revenues, depreciation and amortization increased to 1.7% in the Second Quarter 2002 from 1.6% in the Second Quarter 2001. This increase is primarily attributable to additional operational assets.

Contribution from operations increased 25.4% to $15.8 million in the Second Quarter 2002 from $12.6 million in the Second Quarter 2001. As a percentage of revenue, contribution from operations increased to 11.2% in the Second Quarter 2002 from 8.9% in the Second Quarter 2001. This increase is primarily the result of the activation of newly constructed facilities, the reduction in low margin construction activity, an overall increase in per diem rates, significantly improved financial performance at a number of existing facilities, the discontinuation of an unprofitable contract in Arkansas, decreased expense under the Company's operating lease credit facility and other factors as discussed above.

General and administrative expenses increased by 34.5% to $8.3 million in the Second Quarter 2002 from $6.2 million in the Second Quarter 2001. As a percentage of revenue, general and administrative expenses increased to 5.9% in the Second Quarter 2002 from 4.3% in the Second Quarter 2001. This increase was driven by an acceleration of senior executive deferred compensation accruals resulting from the sale of TWC.

                        WACKENHUT CORRECTIONS CORPORATION

TWC provides various general and administrative services to the Company under a Services Agreement. The initial agreement expired and was not formally renewed. However, the services continue to be provided. Annual rates have been negotiated by the Company and TWC based upon the level of service provided. As a result of the change in control, the Company intends to establish its own capability to perform those functions currently provided by TWC. The Company intends to complete this transition by January 1, 2003.

The change in control from the sale of TWC triggered payments under employment and retirement agreements with certain key executives. The employment agreements entitle the executives, if they remain employed by the Company for at least two years, to twenty-four consecutive monthly payments equal, in total, to three times each executive's 2002 base salary plus bonus. In addition, the change in control accelerates the executive's eligibility for retirement from age 60 to 55 and provides for a one time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement. The total obligation under the agreements is approximately $14.5 million. These increased costs, resulting from the change in control, will result in approximately $1 million of additional expense per quarter through second quarter 2004. The intent of these executive employment agreements, which included a two-year non-compete provision, was to maintain continuity of senior management and thereby preserve the shareholders' interests upon a change in control.

Operating income increased by 16.6% to $7.5 million in the Second Quarter 2002 from $6.4 million in the Second Quarter 2001. As a percentage of revenue, operating income increased to 5.3% in the Second Quarter 2002 from 4.5% in the Second Quarter 2001 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $1.1 million during the Second Quarter 2002 compared to $1.2 million in the Second Quarter 2001 resulting from a decrease in invested cash and a reduction in interest rates.

Interest expense was $0.8 million during the Second Quarter 2002 compared to $0.9 million in the Second Quarter 2001.

Income before income taxes and equity in earnings of affiliates increased to $7.8 million in the Second Quarter 2002 from $6.7 million in the Second Quarter 2001 due to the factors described above.

Provision for income taxes increased to $4 million in the Second Quarter 2002 from $2.6 million in the Second Quarter 2001 due to higher taxable income and a higher effective tax rate. The higher effective tax rate reflects an increase in the tax provision to provide for higher additional taxes due to the potential disallowance of certain expenses resulting from the sale of TWC.

Equity in earnings of affiliates, net of income tax provision, increased to $1.6 million in the Second Quarter 2002 from $1.2 million in the Second Quarter 2001 due to the opening of the 800-bed Dovegate prison in the United Kingdom, in July 2001, the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001, offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002.

Net income increased to $5.4 million in the Second Quarter 2002 from $5.3 million in the Second Quarter 2001 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

COMPARISON OF TWENTY-SIX WEEKS ENDED JUNE 30, 2002 AND TWENTY-SIX WEEKS ENDED JULY 1, 2001:

Revenues increased by 1.7% to $281.4 million in the twenty-six weeks ended June 30, 2002 from $276.7 million in the twenty-six weeks ended July 1, 2001. The increase in revenues is the result of new facility openings and increases in per diem rates offset by lower construction revenue and the closure of two facilities. Specifically, revenue increased approximately $19.4 million in the First Half 2002 compared to the First Half 2001 due to increased compensated resident days at a number of our domestic facilities, including two facilities that opened in 2001, (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March
2001) and an overall increase in per diem rates. Revenues decreased by approximately $15.1 million in the First Half 2002 compared to the First Half 2001 due to the decline in construction revenue as well as the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and an overall decline in compensated resident days. The balance of the increase in revenues was attributable to facilities open during all of both periods.

The number of compensated resident days in domestic facilities decreased to 4,568,862 in the First Half 2002 from 4,654,026 in the First Half 2001. The average facility occupancy in domestic facilities increased to 97.8% of capacity in the First Half 2002 compared to 96.8% in the First Half 2001 due primarily to the expiration of the contracts with the Arkansas Board of Correction and Community Punishment. Compensated resident days in Australian facilities decreased to 867,754 from 896,417 for the comparable period primarily due to lower compensated resident days at the DIMIA facilities.

Operating expenses decreased by 1.7% to $246.7 million in First Half 2002 compared to $250.9 million in the First Half 2001. As a percentage of revenues, operating expenses decreased to 87.7% in the First Half 2002 from 90.7% in the comparable period in 2001. The decrease in operating expenses primarily reflects the absence of $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities recorded in the First Half 2001, as well as significantly lower expenses related to construction activities, the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and a decrease in expenses related to the Company's operating lease credit facility. These decreases were partially offset by increases in general and comprehensive liability insurance premiums.

Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. A portion of this coverage is reinsured by an insurance subsidiary of TWC. Insurance rates are based on the Company's loss experience and are prospectively adjusted from time-to-time based on this loss experience.

The Company's insurance costs increased significantly during 2001 due to adverse claims experience. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurances that this strategy will result in lower insurance rates. Management believes these insurance costs have stabilized. However, the increases may continue through 2002. Management is exploring alternative insurance programs. If a new program is established, the Company may incur start-up costs to establish the program.

Depreciation and amortization increased by 4% to $4.9 million in the First Half 2002 from $4.7 million in the First Half 2001. As a percentage of revenue, depreciation and amortization remained constant at 1.7%. This increase is primarily attributable to additional operational assets.

                        WACKENHUT CORRECTIONS CORPORATION

Contributions from operations increased by 41.6% to $29.8 million in the First Half 2002 from $21.1 million in the First Half 2001. As a percentage of revenue, contribution from operations increased to 10.6% in the First Half 2002 from 7.6% in the First Half 2001. This increase is primarily the result of the activation of newly constructed facilities, an overall increase in per diem rates, significantly improved financial performance at a number of existing facilities, the discontinuation of an unprofitable contract in Arkansas, decreased expense under the Company's operating lease credit facility and other factors as discussed above.

General and administrative expenses increased by 35.6% to $16.4 million in the First Half 2002 from $12.1 million in the First Half 2001. As a percentage of revenue, general and administrative expenses increased to 5.8% in the First Half 2002 from 4.4% in the First Half 2001. This increase was driven by an acceleration of senior executive deferred compensation accruals resulting from the sale of TWC.

TWC provides various general and administrative services to the Company under a Services Agreement. The initial agreement expired and was not formally renewed. However, the services continue to be provided. Annual rates have been negotiated by the Company and TWC based upon the level of service provided. As a result of the change in control, the Company intends to establish its own capability to perform those functions currently provided by TWC. The Company intends to complete this transition by January 1, 2003.

The change in control from the sale of TWC triggered payments under employment and retirement agreements with certain key executives. The employment agreements entitle the executives, if they remain employed by the Company for at least two years, to twenty-four consecutive monthly payments equal, in total, to three times each executive's 2002 base salary plus bonus. In addition, the change in control accelerates the executive's eligibility for retirement from age 60 to 55 and provides for a one time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement. The total obligation under the agreements is approximately $14.5 million. These increased costs, resulting from the change in control, will result in approximately $1 million of additional expense per quarter through second quarter 2004. The intent of these executive employment agreements, which included a two-year non-compete provision, was to maintain continuity of senior management and thereby preserve the shareholders' interests upon a change in control.

Operating income increased by 49.6% to $13.4 million in the First Half 2002 from $9 million in the First Half 2001. As a percentage of revenue, operating income increased to 4.8% in the First Half 2002 from 3.2% in the First Half 2001 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $2.1 million during the First Half 2002 compared to $2.4 million in the First Half 2001 resulting from a decrease in invested cash and a reduction in interest rates.

Interest expense was $1.7 million during the First Half 2002 compared to $1.9 million in the First Half 2001. The decrease is due to lower interest on borrowings related to leasehold improvements at the San Diego facility.

Income before income taxes and equity in earnings of affiliates increased to $13.8 million in the First Half 2002 from $9.5 million in the First Half 2001 due to the factors described above.

Provision for income taxes increased to $6.5 million in the First Half 2002 from $3.7 million in the First Half 2001 due to higher taxable income and a higher effective tax rate. The higher effective tax rate reflects an increase in the tax provision to provide for higher additional taxes due to the potential disallowance of certain expenses resulting from the sale of TWC.

                        WACKENHUT CORRECTIONS CORPORATION

Equity in earnings of affiliates, net of income tax provision, increased to $3.2 million in the First Half 2002 from $2.2 million in the First Half 2001 due to the opening of the 800-bed Dovegate prison in the United Kingdom, in July 2001, the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001, offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002.

Net income increased to $10.6 million in the First Half 2002 from $8 million in the First Half 2001 as a result of the factors described above.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Reference is made to Item 7A, Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001, for discussion pertaining to the Company's exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for litigation set forth below and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

The Company conducts most of its business in the United Kingdom through Premier Custodial Group Limited ("PCG"), a 50/50 joint venture with Serco Limited ("Serco"). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and has been referred to the Competition Commission for further investigation. The results of this investigation are expected in late August 2002. The United Kingdom Home Office has decided to await the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger as required under many of PCG's existing United Kingdom contracts. In the event the United Kingdom government does not give its consent to the Merger, PCG's government contracts could be deemed to be in default. If the Company is found to be in default, a cure period would normally be made available. If the Company does not meet the cure requirements, the United Kingdom government may elect to terminate the contract.

The Merger may affect the Company's interests in PCG and/or PCG's contract interests with the United Kingdom government. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company's 50 percent interest in PCG in the absence of Serco's consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco.

The Company has taken steps to safeguard its interest in PCG, as well as PCG's contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company's business interests in the United Kingdom.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

                        WACKENHUT CORRECTIONS CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 2, 2002 in Palm Beach Gardens, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:


                                                      Votes For                  Votes Withheld
                                                      ---------                  --------------
Wayne H. Calabrese                                    20,231,426                         61,331
Norman A. Carlson                                     20,218,826                         73,931
Benjamin R. Civiletti                                 20,220,600                         72,157
Richard H. Glanton                                    20,222,944                         69,813
George R. Wackenhut                                   20,219,899                         72,858
Richard R. Wackenhut                                  20,232,499                         60,258
George C. Zoley                                       20,230,474                         62,283
Philip L. Maslowe                                     20,215,222                         77,535
G Fred DiBona Jr.                                     20,217,970                         74,787

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Company for the fiscal year 2002. The tabulation of the votes on this matter was as follows:

                For: 19,947,516 Against: 313,761 Abstain: 31,480

On May 29, 2002, the Company filed a Form 8-K, Item 4, replacing the firm of Arthur Andersen LLP with Ernst & Young LLP.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
           99.1   Press Release dated May 9, 2002 (incorporated by reference to Exhibit 10.1 of the
                  Company's  Form  8-K,  Item 1, filed on May 23, 2002)
           99.2   CEO Certification
           99.3   CFO Certification

(b) Reports on Form 8-K - The Company filed a Form 8-K, Item 1 on May 23, 2002 and a Form 8-K, Item 4 on May 29, 2002.

                        WACKENHUT CORRECTIONS CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        WACKENHUT CORRECTIONS CORPORATION






August 14, 2002                      /s/ John G. O'Rourke
------------------------            -------------------------------------------
Date                                John G. O'Rourke
                                    Senior Vice President - Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer)