Form 10-Q
period 2002-09-29
WACKENHUT CORRECTIONS CORP
filed 2002-11-13
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number 1-14260

WACKENHUT CORRECTIONS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0043078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida	33410-4243

(Address of principal executive offices)	(Zip code)

(561) 622-5656

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes ☒           No ☐

At November 5, 2002, 21,245,620 shares of the registrant’s Common Stock were issued and outstanding.

WACKENHUT CORRECTIONS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 29, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 29, 2002.

WACKENHUT CORRECTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenues	$141,706	$142,207	$423,080	$418,925
Operating expenses (including amounts related to The Wackenhut Corporation (“TWC”) of $5,988, $5,816, $17,973 and $15,891)	123,822	123,678	370,470	374,610
Depreciation and amortization	2,422	2,792	7,346	7,526

Contribution from operations	15,462	15,737	45,264	36,789
G&A expense (including amounts related to TWC of $878, $797, $2,498 and $2,363)	7,849	6,691	24,250	18,783

Operating income	7,613	9,046	21,014	18,006
Interest income (including amounts related to TWC of $1, $2, $3 and $7)	1,119	946	3,235	3,343
Interest expense (including amounts related to TWC of $(1), $(11), $(31), and $(39))	(802)	(850)	(2,476)	(2,755)

Income before income taxes and equity in earnings of affiliates	7,930	9,142	21,773	18,594
Provision for income taxes	3,229	3,596	9,704	7,246

Income before equity in earnings of affiliates	4,701	5,546	12,069	11,348
Equity in earnings of affiliates, net of income tax provision of $539, $131, $2,450 and $1,566	657	297	3,877	2,450

Net income	$5,358	$5,843	$15,946	$13,798

Basic earnings per share	$0.25	$0.28	$0.76	$0.66

Basic weighted average shares outstanding	21,240	21,081	21,115	21,040

Diluted earnings per share	$0.25	$0.27	$0.75	$0.65

Diluted weighted average shares outstanding	21,391	21,354	21,340	21,259

The accompanying notes to consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 2002 AND DECEMBER 30, 2001
(In thousands except share data)
(UNAUDITED)

	September 29, 2002	December 30, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$56,937	$46,099
Accounts receivable, less allowance for doubtful accounts of $3,052 and $2,557	88,802	79,002
Deferred income tax asset	6,293	6,041
Other	10,363	8,990

Total current assets	162,395	140,132

Property and equipment, net	53,033	53,758
Investments in and advances to affiliates	18,643	15,328
Deferred income tax asset	1,053	716
Contract receivable	28,197	25,319
Other non current assets	3,942	6,770

	$267,263	$242,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,874	$14,079
Accrued payroll and related taxes	17,454	13,318
Accrued expenses	40,092	41,573
Current portion of deferred revenue and non- recourse debt	3,057	3,275

Total current liabilities	71,477	72,245

Deferred revenue	8,006	9,817
Non-recourse debt	28,197	25,319
Other	12,202	4,281
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,245,620 and 20,977,224 shares issued and outstanding	212	210
Additional paid-in capital	63,491	61,157
Retained earnings	105,782	89,836
Accumulated other comprehensive loss	(22,104)	(20,842)

Total shareholders’ equity	147,381	130,361

	$267,263	$242,023

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WACKENHUT CORRECTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended

	September 29, 2002	September 30, 2001

Cash flows from operating activities:
Net income	$15,946	$13,798
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	7,346	7,526
Deferred tax benefit	(589)	(95)
Provision for doubtful accounts	1,397	3,355
Equity in earnings of affiliates, net of tax	(3,877)	(2,450)
Tax benefit related to employee stock options	1,071	314
Changes in assets and liabilities —
(Increase) decrease in assets:
Accounts receivable	(10,462)	(18,022)
Other current assets	(1,968)	(1,512)
Contract receivable and other non current assets	1,451	(1,157)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,994)	2,487
Accrued payroll and related taxes	3,989	890
Deferred revenue	(1,509)	(2,487)
Other liabilities	7,921	1,904

Net cash provided by operating activities	14,722	4,551

Cash flows from investing activities:
Investments in affiliates	(165)	(30)
Repayments of investments in affiliates	1,617	2,888
Capital expenditures	(5,246)	(6,154)

Net cash used in investing activities	(3,794)	(3,296)

Cash flows from financing activities:
Proceeds from long-term and non-recourse debt	1,794	—
Payments of long-term and non-recourse debt	(520)	(10,000)
Proceeds from exercise of stock options	1,266	397

Net cash provided by (used in) financing activities	2,540	(9,603)

Effect of exchange rate changes on cash and cash equivalents	(2,630)	(2,661)
Net increase (decrease) in cash and cash equivalents	10,838	(11,009)
Cash and cash equivalents, beginning of period	46,099	33,821

Cash and cash equivalents, end of period	$56,937	$22,812

Supplemental disclosures:
Cash paid for income taxes	$4,773	$1,779

Cash paid for interest	$124	$28

The accompanying notes to consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The accounting polices followed for the quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 30, 2001 filed with the Securities and Exchange Commission on March 1, 2002. Certain prior period amounts have been reclassified to conform with current period financial statement presentation.

     GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS” ) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net book value of $1 million as of the beginning of 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. The Company’s goodwill at September 29, 2002 was associated with its Australian subsidiary in the amount of $0.4 million and in its UK affiliate in the amount of $1.5 million. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has completed these initial impairment tests, and has determined that no impairment losses will be recorded as a result of adoption of SFAS 142.

The following table provides a reconciliation of reported net income for the three and nine months ended September 30, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	September 30, 2001	September 30, 2001

	(in thousands, except per share amounts)
Net income as reported	$5,843	$13,798
Goodwill amortization, net of taxes	38	142
Equity method goodwill amortization, net of taxes	46	137

Adjusted net income	$5,927	$14,077

BASIC EARNINGS PER SHARE:
Net income as reported	$0.28	$0.66
Goodwill amortization, net of taxes	—	0.01
Equity method goodwill amortization, net of taxes	—	—

Adjusted net income	$0.28	$0.67

DILUTED EARNINGS PER SHARE:
Net income as reported	$0.27	$0.65
Goodwill amortization, net of taxes	0.01	0.01
Equity method goodwill amortization, net of taxes	—	—

Adjusted net income	$0.28	$0.66

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management has not determined the effect adoption of SFAS 143 will have on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company plans to adopt SFAS No. 145 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company has early adopted SFAS No. 146 and as a result of adoption there is no material impact on its financial position, results of operations or cash flows.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Revenues
Domestic operations	$112,108	$114,733	$337,421	$341,065
International operations	29,598	27,474	85,659	77,860

Total revenues	$141,706	$142,207	$423,080	$418,925

Operating Income
Domestic operations	$5,959	$8,131	$18,878	$14,902
International operations	1,654	915	2,136	3,104

Total operating income	$7,613	$9,046	$21,014	$18,006

	As of

	September 29, 2002	December 30, 2001

Long-lived Assets
Domestic operations	$47,333	$47,639
International operations	5,700	6,119

Total long-lived assets	$53,033	$53,758

Long-lived assets consist of property, plant and equipment.

The Company has affiliates (50% or less owned) that provide correctional detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

	Thirty-nine Weeks Ended

	September 29, 2002	September 30, 2001

Statement of Operations Data
Revenues	$141,587	$109,492
Operating income	16,321	10,456
Net income	$10,106	$5,606
Balance Sheet Data
Current Assets	$99,372	$71,457
Noncurrent Assets	297,275	296,471
Current liabilities	39,611	38,226
Noncurrent liabilities	323,121	301,016
Stockholders’ equity	$33,915	$28,686

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company’s equity affiliate in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliates’ change in other comprehensive income. The swaps approximated $11.7 million and $12.6 million at September 29, 2002 and December 30, 2001, respectively, and are reflected as a component of other comprehensive loss in the Company’s financial statements.

In addition, during 2000, the Company began developing a correctional facility and preparing the facility for operation in South Africa through 50% owned foreign affiliates. In February 2002, the Company successfully opened the 3,024-bed maximum security correctional facility. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands).

	Thirty-nine Weeks Ended

	September 29, 2002	September 30, 2001

Statement of Operations Data
Revenues	$6,771	$—
Operating loss	(1,764)	(789)
Net loss	$(2,352)	$(706)
Balance Sheet Data
Current Assets	$4,106	$5,351
Noncurrent Assets	42,821	36,124
Current liabilities	2,520	118
Noncurrent liabilities	41,803	36,047
Stockholders’ equity	$2,604	$5,310

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company’s comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net income	$5,358	$5,843	$15,946	$13,798
Foreign currency translation adjustments, net of income tax benefit (expense) of $1,071, $329, ($849) and $2,208, respectively.	(1,675)	(635)	1,328	(3,454)
Cumulative effect of change in accounting principle related to derivative instruments.	—	—	—	(12,093)
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of ($542), $2,834, $945, $894 respectively.	633	(4,433)	(2,590)	(1,399)

Comprehensive income (loss)	$4,316	$775	$14,684	$(3,148)

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects of SFAS 128 on income and the weighted average number of shares of potentially dilutive common stock (in thousands except per share data).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net Income	$5,358	$5,843	$15,946	$13,798
Basic earnings per share:
Weighted average shares Outstanding	21,240	21,081	21,115	21,040

Per share amount	$0.25	$0.28	$0.76	$0.66

Diluted earnings per share:
Weighted average shares Outstanding	21,240	21,081	21,115	21,040
Effect of dilutive securities:
Employee and director stock Options	151	273	225	219

Weighted average shares assuming dilution	21,391	21,354	21,340	21,259

Per share amount	$0.25	$0.27	$0.75	$0.65

As a result of the merger between The Wackenhut Corporation (“TWC”) and Group 4 Falck, all of the Company’s options issued prior to the Merger vested immediately in accordance with the provisions of the Company’s stock option plans.

     THIRTEEN WEEKS

Options to purchase 812,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2012, were outstanding at the thirteen weeks ended September 29, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. For the thirteen weeks ended September 30, 2001, outstanding options to purchase 521,000 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2005 and 2009, were also excluded from the computation of diluted EPS because their effect would have been anti-dilutive if exercised.

     THIRTY-NINE WEEKS

Options to purchase 810,600 shares of the Company’s common stock, with exercise prices ranging from $14.69 to $26.88 per share and expiration dates between 2006 and 2012, were outstanding at the thirty-nine weeks ended September 29, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. For the thirty-nine weeks ended September 30, 2001, outstanding options to purchase 622,000 shares of the Company’s common stock, with exercise prices ranging from $11.88 to $26.88 and expiration dates between 2005 and 2011, were also excluded from the computation of diluted EPS because their effect would have been anti-dilutive if exercised.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. LONG-TERM DEBT

In December 1997, the Company entered into a five-year, $30 million multi-currency revolving credit facility with a syndicate of banks, the proceeds of which may be used for working capital, acquisitions and general corporate purposes. The credit facility also includes a letter of credit facility of up to $5 million for the issuance of standby letters of credit. Indebtedness under this facility bears interest at the alternate base rate (defined as the higher of prime rate or federal funds plus 0.5%) or LIBOR plus 150 to 250 basis points, depending upon fixed charge coverage ratios. The facility requires the Company to, among other things, maintain a maximum leverage ratio; minimum fixed charge coverage ratio; and a minimum tangible net worth. The facility also limits certain payments and distributions. At September 29, 2002, no amount was outstanding under this facility. This revolving credit facility expires December 18, 2002. The Company is in the process of seeking to replace this facility with alternative financing and believes it will be successful in this process. The most likely financing scenario involves a revolving credit facility and a term loan. However, there can be no assurance that a refinancing will be completed by the expiration date of the facility on terms acceptable to the Company. At September 29, 2002, the Company had five standby letters of credit in an aggregate amount of approximately $0.2 million. Availability related to these instruments at September 29, 2002 was $30.0 million.

In connection with the financing and management of one Australian facility, the Company’s wholly owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The Company has consolidated the subsidiary’s contract receivable from the state government and related non-recourse debt each totaling approximately $29 million as of September 29, 2002. The Company has reclassified the amounts reflected in the December 30, 2001 balance sheet to reflect the asset and related non-recourse debt of approximately $26 million to conform to the current year presentation. In connection with the non-recourse debt, the entity is a party to an interest rate swap agreement to fix the interest rate it receives on the variable rate debt. Management of the Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company has recorded the value of the interest rate swap in other comprehensive income, net of applicable income taxes. The total value of the swap liability as of September 29, 2002 was approximately $5 million and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

At September 29, 2002, the Company also had outstanding fourteen letters of guarantee totaling approximately $11.6 million under separate international facilities.

6. COMMITMENTS AND CONTINGENCIES

     FACILITY CONTRACTS

Puerto Rico

On June 23, 2002, the Company’s contract for the Bayamon Correctional Facility with the Commonwealth of Puerto Rico Administration of Corrections (“AOC”) expired. The Company did not incur any significant costs during the phase out of the contract. As of the expiration of the contract, the AOC owed the Company approximately $6 million for past services. During the third quarter the AOC paid approximately $1.7 million of this balance. The AOC has indicated its intention to pay for these past services and the Company is continuing its efforts to collect the entire outstanding balance. However, there can be no assurance that these efforts will be successful.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     FACILITY CONTRACTS (CONTINUED)

California

On June 30, 2002, the Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The California Governor’s original proposed budget as presented to the legislature did not include funding to renew this contract. However, during the legislative process the California budget was revised to specifically extend the current contract on the McFarland Facility through June 30, 2003. In September the Legislature and the Governor of California approved the budget for 2002-03. A letter from the California Department of Corrections was received confirming the Department’s intention to issue a contract extension through June 30, 2003 in accordance with relevant legislation. The Company continues to operate, and the state continues to utilize the facility. Management believes that a contract amendment will be entered into and that the Company will be compensated for services provided. However there can be no assurance that a contract extension will be finalized. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with Correctional Properties Trust (“CPT”). In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge related to future lease costs with CPT. The remaining lease obligation is approximately $6 million through April 28, 2008.

Mississippi

The Company operates the East Mississippi Correctional Facility and the Marshall County Correctional Facility with contracts through April 2004 and August 2003, respectively. Both contracts are subject to annual appropriation. During the past legislative session, the legislature passed appropriation legislation that included funding for the continuation of private prison contracts. The Governor vetoed a portion of the legislation dealing with the private prison appropriations. The Governor’s veto was challenged in state court and the court ruled that the veto was invalid. The Governor has appealed the state court’s ruling. Pending the outcome of the appeal, the Governor’s counsel has issued an opinion that the state can continue to pay for contract services. The Company and the state have renegotiated the per diem rates and population levels of both contracts and payments are being made to the Company under both contracts in accordance with the renegotiated population and payment terms.

Texas

The Company has been notified by the Texas Youth Commission of a declining need for beds in the Coke County Texas Facility. The Company has an operating and management contract that is due to expire March 31, 2003 upon the termination of the contract by the Texas Youth Commission. An unrelated third party owns the facility. The Company believes that it has no continuing obligation with respect to the facility in the event the Company’s operating contract is terminated or expires. There can be no assurance that the contract will be extended.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     FACILITY CONTRACTS (CONTINUED)

Florida

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the “Broward Facility”), from CPT under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff’s Department under the terms of a correctional services contract that expires on February 15, 2003. The Broward County Sheriff’s Department has advised the Company of the potential for a declining usage of the Broward Facility, and that the Company’s correctional services contract may not be renewed following its expiration. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the “INS”), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. During the interim period, the INS executed a correctional services management contract with the Company for 72 beds in the Broward Facility. The contract is effective from August 1, 2002 through September 30, 2003.

United Kingdom

The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield, (the “Ashfield Facility”). On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half, during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. The Company disputes the Prison Service’s right to reduce payment for services, but has only recognized revenues in accordance with actual occupancy for the relevant period. PCG may file a claim for the reduced revenues under the Dispute Resolution provision of its contract, but there can be no assurance that it will be successful in its claim if it is filed. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service agreed to restore payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement.

     INSURANCE

Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC.

Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company expects to realize significant savings from this new insurance program.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     INSURANCE (CONTINUED)

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are computed based on independent actuarial studies.

In addition, the Company’s joint venture in the United Kingdom has experienced significant increases in property insurance rates effective October 2002. These rates have increased ten fold as a result of the hardening property insurance market.

     JENA FACILITY

In December 2001, the Company recorded an operating charge of $3 million ($1.8 million after tax) related to the lease of the inactive 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”). The charge included expected costs under the lease through December 2002 based upon management’s belief that a sale or reactivation of the Facility would occur by December 29, 2002.

In April 2002, the Company and CPT entered into a Facility lease termination agreement whereby the Company agreed to indemnify CPT for certain costs arising from the sale of the Facility to the State of Louisiana and the termination of the lease. The agreement with CPT included a termination and make whole fee of approximately $3.5 million in the event the State of Louisiana purchased the Jena Facility. As a result of this agreement, the Company recorded additional operating expenses related to the Facility of approximately $1 million during the first quarter 2002.

In May 2002, the State of Louisiana and CPT entered into a tentative purchase and sale agreement (the “Agreement”) for the Facility, subject to certain contingencies. However, the state did not exercise its option to purchase the Facility and the Agreement expired on October 14, 2002. Management believes the reserve balance currently established for anticipated future losses under the lease with CPT is sufficient to cover costs under the lease through early 2004. The Company is continuing its efforts to sublease or find an alternative correctional use for the facility and believes that it will be successful prior to that date. If the Company is unable to sublease or find an alternative correctional use for the Facility, an additional operating charge will be required. The remaining obligation, excluding the reserve for losses through early 2004, on the Jena lease is approximately $11 million.

     TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company’s press release on May 9, 2002, TWC, the Company’s parent company, consummated its merger (the “Merger”) on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC’s 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

Subsequent to the Merger, Group 4 Falck indicated that it intends to divest its interest in the Company. As a result, an Independent Committee of the Board of Directors hired legal and financial advisors to advise the Company with respect to Group 4 Falck’s stated intentions.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     TWC MERGER WITH GROUP 4 FALCK (CONTINUED)

In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. The Company conducts most of its business in the United Kingdom through PCG, a 50/50 joint venture with Serco Investments Limited (“Serco”). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Many of PCG’s contracts include a provision that makes the failure to obtain United Kingdom Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002 approved the Merger without conditions. The United Kingdom Home Office was waiting for the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger. PCG has formally requested the United Kingdom Home Office to consent to the TWC — Group 4 Falck merger (which is a change in control event under many of PCG’s contracts).

The Merger may affect the Company’s interests in PCG. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company’s 50 percent interest in PCG in the absence of Serco’s consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco. The case is not expected to be heard until sometime during 2003.

The Company has taken steps to safeguard its interest in PCG, as well as PCG’s contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company’s business interests in the United Kingdom.

     SERVICE AGREEMENT WITH TWC AND RELOCATION OF CORPORATE HEADQUARTERS

TWC provides various general and administrative services to the Company under a Services Agreement, through which TWC provides payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only services provided will be for information technology support through year-end 2004. The Company has negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement.

The Company also leases office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. Management of the Company has decided to relocate its corporate headquarters to Boca Raton, Florida and has entered into a ten-year lease for new office space. The Company expects to complete the move by April 2003. Management is in the process of marketing the space the Company currently leases from TWC and believes that a sublease will be entered into under terms and conditions similar to those contained in the Company’s lease with TWC. There can be no assurance that the Company will be successful in its efforts to sublease the current office space.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     OPERATING LEASE CREDIT FACILITY

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of September 29, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation.

The term of the operating lease credit facility expires December 18, 2002. The Company is in the process of seeking to replace this facility with alternative financing and believes it will be successful in this process. Proceeds from the refinancing will be used to purchase the assets from the operating lease credit facility for the Company’s ownership. The purchased assets will be included on the Company’s balance sheet and depreciated over their estimated useful life. However, there can be no assurance that a refinancing will be completed by the expiration date of the facility on terms acceptable to the Company.

WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on March 1, 2002, for further discussion and analysis of information pertaining to the Company’s results of operations, liquidity and capital resources.

Forward-Looking Statements: Management’s discussion and analysis of the Company’s financial condition and results of operations and the Company’s October 30, 2002 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

WACKENHUT CORRECTIONS CORPORATION

Future Factors include, but are not limited to, (1) the impact, if any, resulting from the merger of TWC, the Company’s majority shareholder and Group 4 Falck; (2) the outcome of the dispute with Serco, the Company’s United Kingdom joint venture partner, regarding the effect of the Merger on the shareholders’ joint venture ownership interests; (3) the Company’s ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (4) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (5) an increase in unreimbursed labor rates; (6) the Company’s ability to expand correctional services and diversify its services in the mental health services market; (7) the Company’s ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (8) the Company’s ability to raise capital given the short-term nature of the customers’ commitment to the use of the Company’s facilities; (9) the Company’s ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with Correctional Properties Trust (“CPT”) or otherwise reactivate the facility; (10) the Company’s ability to extend the McFarland Community Correctional Facility contract or find an alternate use for the facility; (11) the Company’s ability to project the size and growth of the U.S. privatized corrections industry; (12) the Company’s ability to estimate the government’s level of dependency on contract services; (13) the Company’s ability to create long-term earnings visibility; (14) the Company’s ability to obtain future low-interest financing; (15) the Company’s exposure to rising general liability, workers’ compensation and property insurance costs; (16) the Company’s ability to extend or refinance its operating lease credit facility expiring on December 18, 2002, (17) the Company’s ability to collect outstanding receivables associated with the Bayamon Correctional Facility, and (18) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and other factors contained in the Company’s Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

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

The Company extends credit to the government agencies contracted with and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     ASSET IMPAIRMENTS

As of September 29, 2002, the Company had approximately $53 million in long-lived property and equipment. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     INCOME TAXES

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of its net assets. In providing for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are from operations, borrowings under its credit facilities and sale of its right to acquire prison facilities from the operating lease credit facility. Cash and cash equivalents as of September 29, 2002 were $56.9 million, an increase of $10.8 million from December 30, 2001.

Cash provided by operating activities amounted to $14.7 million in the thirty-nine weeks ended September 29, 2002 (“Nine Months 2002”) versus cash provided by operating activities of $4.6 million in the thirty-nine weeks ended September 30, 2001 (“Nine Months 2001”) primarily reflecting a decrease in accounts receivable and an increase in accrued payroll and related taxes and other liabilities offset by a decrease in accounts payable and accrued expenses.

WACKENHUT CORRECTIONS CORPORATION

Cash used in investing activities amounted to $3.8 million in Nine Months 2002 compared to $3.3 million in Nine Months 2001. The change is primarily a result of fewer capital expenditures in Nine Months 2002 as compared to Nine Months 2001 offset by a decrease in repayments of investments in and advances to affiliates.

Cash provided by financing activities in Nine Months 2002 amounted to $2.5 million compared to cash used in financing activities of $9.6 million in Nine Months 2001. The change is due primarily to the increase in proceeds from the exercise of stock options and proceeds from non-recourse debt. There was also a repayment of $10 million of long-term and non-recourse debt in Nine Months 2001 as compared to zero in Nine Months 2002.

Working capital increased from $67.9 million at December 30, 2001 to $90.9 million at the end of the Third Quarter of 2002 primarily due to an increase in cash and accounts receivable as well as a decrease in accounts payable, offset by an increase in accrued payroll and related taxes.

One of the Company’s sources of liquidity is a $30 million multi-currency revolving credit facility, which includes $5 million for the issuance of letters of credit. At September 29, 2002, there was no amount outstanding under this facility. This revolving credit facility expires December 18, 2002. In addition, at September 29, 2002, the Company had five standby letters of credit outstanding in an aggregate amount of approximately $0.2 million. Availability related to these instruments at September 29, 2002 was $30 million.

At September 29, 2002, the Company also had outstanding fourteen letters of guarantee totaling approximately $11.6 million under separate international facilities.

In December 1997, the Company entered into a $220 million operating lease credit facility that was established to acquire and develop new correctional institutions used in its business. The Company unconditionally agreed to guarantee certain obligations of First Security Bank, National Association, a party to the aforementioned operating lease credit facility. As of September 29, 2002, approximately $154.3 million of this operating lease credit facility was utilized for four properties in operation.

The term of the operating lease credit facility expires December 18, 2002. The Company is in the process of seeking to replace this facility with alternative financing and believes it will be successful in this process. Proceeds from the refinancing will be used to purchase the assets from the operating lease credit facility for the Company’s ownership. The purchased assets will be included on the Company’s balance sheet and depreciated over their estimated useful life. However, there can be no assurance that a refinancing will be completed by the expiration date of the facility on terms acceptable to the Company.

On June 23, 2002, the Company’s contract for the Bayamon Correctional Facility with the Commonwealth of Puerto Rico Administration of Corrections (“AOC”) expired. The Company did not incur any significant costs during the phase out of the contract. As of the expiration of the contract, the AOC owed the Company approximately $6 million for past services. During the third quarter the AOC paid approximately $1.7 million of this balance. The AOC has indicated its intention to pay for these past services and the Company is continuing its efforts to collect the entire outstanding balance. However, there can be no assurance that these efforts will be successful.

WACKENHUT CORRECTIONS CORPORATION

On June 30, 2002, the Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The California Governor’s original proposed budget as presented to the legislature did not include funding to renew this contract. However, during the legislative process the California budget was revised to specifically extend the current contract on the McFarland Facility through June 30, 2003. In September the Legislature and the Governor of California approved the budget for 2002-03. A letter from the California Department of Corrections was received confirming the Department’s intention to issue a contract extension through June 30, 2003 in accordance with relevant legislation. The Company continues to operate, and the state continues to utilize the facility. Management believes that a contract amendment will be entered into and that the Company will be compensated for services provided. However there can be no assurance that a contract extension will be finalized. The facility is currently in the fourth year of a ten-year non-cancelable operating lease with Correctional Properties Trust (“CPT”). In the event the Company is unable to extend the contract or find an alternative use for the facility, the Company will be required to record an operating charge related to future lease costs with CPT. The remaining lease obligation is approximately $6 million through April 28, 2008.

The Company operates the East Mississippi Correctional Facility and the Marshall County Correctional Facility with contracts through April 2004 and August 2003, respectively. Both contracts are subject to annual appropriation. During the past legislative session, the legislature passed appropriation legislation that included funding for the continuation of private prison contracts. The Governor vetoed a portion of the legislation dealing with the private prison appropriations. The Governor’s veto was challenged in state court and the court ruled that the veto was invalid. The Governor has appealed the state court’s ruling. Pending the outcome of the appeal, the Governor’s counsel has issued an opinion that the state can continue to pay for contract services. The Company and the state have renegotiated the per diem rates and population levels of both contracts and payments are being made to the Company under both contracts in accordance with the renegotiated population and payment terms.

The Company has been notified by the Texas Youth Commission of a declining need for beds in the Coke County Texas Facility. The Company has an operating and management contract that is due to expire March 31, 2003 upon the termination of the contract by the Texas Youth Commission. An unrelated third party owns the facility. The Company believes that it has no continuing obligation with respect to the facility in the event the Company’s operating contract is terminated or expires. There can be no assurance that the contract will be extended.

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the “Broward Facility”), from CPT under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff’s Department under the terms of a correctional services contract that expires on February 15, 2003. The Broward County Sheriff’s Department has advised the Company of the potential for a declining usage of the Broward Facility, and that the Company’s correctional services contract may not be renewed following its expiration. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the “INS”), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. During the interim period, the INS executed a correctional services management contract with the Company for 72 beds in the Broward Facility. The contract is effective from August 1, 2002 through September 30, 2003.

WACKENHUT CORRECTIONS CORPORATION

The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield, (the “Ashfield Facility”). On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half, during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. The Company disputes the Prison Service’s right to reduce payment for services, but has only recognized revenues in accordance with actual occupancy for the relevant period. PCG may file a claim for the reduced revenues under the Dispute Resolution provision of its contract, but there can be no assurance that it will be successful in its claim if it is filed. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service agreed to restore payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement.

Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC.

Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company expects to realize significant savings from this new insurance program.

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are computed based on independent actuarial studies.

In addition, the Company’s joint venture in the United Kingdom has experienced significant increases in property insurance rates effective October 2002. These rates have increased ten fold as a result of the hardening property insurance market.

In December 2001, the Company recorded an operating charge of $3 million ($1.8 million after tax) related to the lease of the inactive 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”). The charge included expected costs under the lease through December 2002 based upon management’s belief that a sale or reactivation of the Facility would occur by December 29, 2002.

In April 2002, the Company and CPT entered into a Facility lease termination agreement whereby the Company agreed to indemnify CPT for certain costs arising from the sale of the Facility to the State of Louisiana and the termination of the lease. The agreement with CPT included a termination and make whole fee of approximately $3.5 million in the event the State of Louisiana purchased the Jena Facility. As a result of this agreement, the Company recorded additional operating expenses related to the Facility of approximately $1 million during the first quarter 2002.

WACKENHUT CORRECTIONS CORPORATION

In May 2002, the State of Louisiana and CPT entered into a tentative purchase and sale agreement (the “Agreement”) for the Facility, subject to certain contingencies. However, the state did not exercise its option to purchase the Facility and the Agreement expired on October 14, 2002. Management believes the reserve balance currently established for anticipated future losses under the lease with CPT is sufficient to cover costs under the lease through early 2004. The Company is continuing its efforts to sublease or find an alternative correctional use for the facility and believes that it will be successful prior to that date. If the Company is unable to sublease or find an alternative correctional use for the Facility, an additional operating charge will be required. The remaining obligation, excluding the reserve for losses through early 2004, on the Jena lease is approximately $11 million.

The Company’s access to capital and ability to compete for future capital-intensive projects is dependent upon, among other things, its ability to obtain alternative financing in 2002. A substantial decline in the Company’s financial performance as a result of an increase in operational expenses relative to revenue or the Company’s inability to obtain alternative financing could limit the Company’s access to capital.

     TWC MERGER WITH GROUP 4 FALCK

As disclosed in the Company’s press release on May 9, 2002, TWC, the Company’s parent company, consummated its merger (the “Merger”) on May 8, 2002 with a wholly owned subsidiary of Group 4 Falck A/S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC’s 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

Subsequent to the Merger, Group 4 Falck indicated that it intends to divest its interest in the Company. As a result, an Independent Committee of the Board of Directors hired legal and financial advisors to advise the Company with respect to Group 4 Falck’s stated intentions.

In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. The Company conducts most of its business in the United Kingdom through PCG, a 50/50 joint venture with Serco Investments Limited (“Serco”). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Many of PCG’s contracts include a provision that makes the failure to obtain United Kingdom Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002 approved the Merger without conditions. The United Kingdom Home Office was waiting for the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger. PCG has formally requested the United Kingdom Home Office to consent to the TWC — Group 4 Falck merger (which is a change in control event under many of PCG’s contracts).

The Merger may affect the Company’s interests in PCG. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company’s 50 percent interest in PCG in the absence of Serco’s consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco. The case is not expected to be heard until sometime during 2003.

The Company has taken steps to safeguard its interest in PCG, as well as PCG’s contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company’s business interests in the United Kingdom.

WACKENHUT CORRECTIONS CORPORATION

     RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management has not determined the effect adoption of SFAS 143 will have on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company plans to adopt SFAS No. 145 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company has early adopted SFAS No. 146 and as a result of adoption there is no material impact on its financial position, results of operations or cash flows.

WACKENHUT CORRECTIONS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Comparison of Thirteen Weeks Ended September 29, 2002 and Thirteen Weeks Ended September 30, 2001

Revenues decreased by 0.4% to $141.7 million in the thirteen weeks ended September 29, 2002 (“Third Quarter 2002”) from $142.2 million in the thirteen weeks ended September 30, 2001 (“Third Quarter 2001”). The decrease in revenues is the result of lower construction revenue and the closure of one facility, offset by new facility openings and an overall increase in compensated resident days and per diem rates. Specifically, revenue decreased approximately $8 million in the Third Quarter 2002 compared to the Third Quarter 2001 due to a decline in construction revenue as well as the expiration of the Bayamon Correctional Facility contract and a decline in compensated resident days at a number of domestic facilities. Revenues increased approximately $7.5 million in the Third Quarter 2002 compared to the Third Quarter 2001 due to an overall increase in compensated resident days at number of facilities, including the George W. Hill Correctional Facility in Delaware County, Pennsylvania, the Western Regional Detention Facility in San Diego, California, the Val Verde Correctional Facility in Del Rio, Texas, and the Rivers Correctional Institution in Winton, North Carolina. Revenues also increased due to an overall increase in per diem rates.

The number of compensated resident days in domestic facilities increased to 2,323,842 in the Third Quarter 2002 from 2,269,893 in the Third Quarter 2001. The average facility occupancy in domestic facilities increased to 98.8% of capacity in the Third Quarter 2002 compared to 97.6% in the Third Quarter 2001 due primarily to the increases at the George W. Hill Correctional Facility, Rivers Correctional Institution and Val Verde Correctional Facility. Compensated resident days in Australian facilities decreased to 390,283 from 467,117 for the comparable periods primarily due to lower compensated resident days at the Department of Immigration and Multicultural Affairs (“DIMIA”) facilities.

Operating expenses increased by 0.1% to $123.8 million in the Third Quarter 2002 compared to $123.7 million in the Third Quarter 2001. As a percentage of revenues, operating expenses remained constant at approximately 87% in the Third Quarter 2002 and 2001. The increase in operating expenses primarily reflects increases for employee wages and related costs. These increases were offset by significantly lower expenses related to construction activities, the expiration of the Bayamon Correctional Facility contract and a decrease in expenses related to the Company’s operating lease credit facility.

Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC.

Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company expects to realize significant savings from this new insurance program.

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are computed based on independent actuarial studies.

WACKENHUT CORRECTIONS CORPORATION

Depreciation and amortization decreased by 13.3% to $2.4 million in the Third Quarter 2002 from $2.8 million in the Third Quarter 2001. As a percentage of revenues, depreciation and amortization decreased to 1.7% in the Third Quarter 2002 from 2.0% in the Third Quarter 2001.

Contribution from operations decreased 1.7% to $15.5 million in the Third Quarter 2002 from $15.7 million in the Third Quarter 2001. As a percentage of revenue, contribution from operations decreased to 10.9% in the Third Quarter 2002 from 11.1% in the Third Quarter 2001. This decrease is a result of the factors discussed above.

General and administrative expenses increased by 17.3% to $7.8 million in the Third Quarter 2002 from $6.7 million in the Third Quarter 2001. As a percentage of revenue, general and administrative expenses increased to 5.5% in the Third Quarter 2002 from 4.7% in the Third Quarter 2001. This increase was driven by payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC as well as an acceleration of senior executive deferred compensation accruals, also a result of the sale of TWC.

TWC provides various general and administrative services to the Company under a Services Agreement, through which TWC provides payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only services provided will be for information technology support through year-end 2004. The Company has negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement.

The Company also leases office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. Management of the Company has decided to relocate its corporate headquarters to Boca Raton, Florida and has entered into a ten-year lease for new office space. The Company expects to complete the move by April 2003. Management is in the process of marketing the space the Company currently leases from TWC and believes that a sublease will be entered into under terms and conditions similar to those contained in the Company’s lease with TWC. There can be no assurance that the Company will be successful in its efforts to sublease the current office space.

Operating income decreased by 15.8% to $7.6 million in the Third Quarter 2002 from $9 million in the Third Quarter 2001. As a percentage of revenue, operating income decreased to 5.4% in the Third Quarter 2002 from 6.4% in the Third Quarter 2001. This decrease in operating income was due to the factors impacting contribution from operations and general and administrative expenses discussed above.

Interest income was $1.1 million during the Third Quarter 2002 compared to $0.9 million in the Third Quarter 2001 resulting from an increase in invested cash.

Interest expense was $0.8 million during the Third Quarter 2002 compared to $0.9 million in the Third Quarter 2001.

Income before income taxes and equity in earnings of affiliates decreased to $7.9 million in the Third Quarter 2002 from $9.1 million in the Third Quarter 2001 due to the factors described above.

Provision for income taxes decreased to $3.2 million in the Third Quarter 2002 from $3.6 million in the Third Quarter 2001 due to lower taxable income.

WACKENHUT CORRECTIONS CORPORATION

Equity in earnings of affiliates, net of income tax provision, increased to $0.7 million in the Third Quarter 2002 from $0.3 million in the Third Quarter 2001. Third Quarter 2001 reflects start-up costs for the opening of the 800-bed Dovegate prison in the United Kingdom, in July 2001, and the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001. Third Quarter 2002 reflects the full activation of these facilities offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002. Additionally, performance issues at the Ashfield Facility negatively impacted Third Quarter 2002 results.

The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield. On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half, during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. The Company disputes the Prison Service’s right to reduce payment for services, but has only recognized revenues in accordance with actual occupancy for the relevant period. PCG may file a claim for the reduced revenues under the Dispute Resolution provision of its contract, but there can be no assurance that it will be successful in its claim if it is filed. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service agreed to restore payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement.

Net income decreased to $5.4 million in the Third Quarter 2002 from $5.8 million in the Third Quarter 2001 as a result of the factors described above.

Comparison of Thirty-nine Weeks Ended September 29, 2002 and Thirty-nine Weeks Ended September 30, 2001:

Revenue increased by 1.0% to $423.1 million in the thirty-nine weeks ended September 29, 2002 from $418.9 million in the thirty-nine weeks ended September 30, 2001. The increase in revenues is the result of new facility openings and increases in per diem rates offset by lower construction revenue and the closure of a number of facilities. Specifically, revenue increased approximately $26 million in Nine Months 2002 compared to Nine Months 2001 due to increased compensated resident days at a number of domestic facilities, including the George W. Hill Correctional Facility in Delaware County, Pennsylvania, the Western Regional Detention Facility in San Diego, California, the Val Verde Correctional Facility in Del Rio, Texas, and the Rivers Correctional Institution in Winton, North Carolina, and an overall increase in per diem rates. Revenues decreased by approximately $21.8 million in Nine Months 2002 compared to Nine Months 2001 due to the decline in construction revenue as well as the expiration of the contracts with the Arkansas Board of Correction and Community Punishment in June 2001, the expiration of the Bayamon Correctional Facility contract in June 2002 and an overall decline in compensated resident days.

WACKENHUT CORRECTIONS CORPORATION

The number of compensated resident days in domestic facilities decreased to 6,892,704 in Nine Months 2002 from 6,923,919 in Nine Months 2001 due primarily to the expiration of the contracts with the Arkansas Board of Correction and Community Punishment in June 2001 and the expiration of the Bayamon Correctional Facility contract in June 2002. The average facility occupancy in domestic facilities increased to 98.2% of capacity in Nine Months 2002 compared to 97.1% in Nine Months 2001. Compensated resident days in Australian facilities decreased to 1,258,037 from 1,363,534 for the comparable period primarily due to lower compensated resident days at the DIMIA facilities.

Operating expenses decreased by 1.1% to $370.5 million in Nine Months 2002 compared to $374.6 million in Nine Months 2001. As a percentage of revenues, operating expenses decreased to 87.6% in Nine Months 2002 from 89.4% in the comparable period in 2001. The decrease in operating expenses primarily reflects the absence of $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities recorded in Nine Months 2001, as well as significantly lower expenses related to construction activities, the expiration of the contracts with the Arkansas Board of Correction and Community Punishment in June 2001 and Bayamon Correctional Facility in June 2002 and a decrease in expenses related to the Company’s operating lease credit facility. These decreases were partially offset by increases for employee wages and related costs.

Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC.

Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company expects to realize significant savings from this new insurance program.

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are computed based on independent actuarial studies.

Depreciation and amortization decreased by 2.4% to $7.3 million in Nine Months 2002 from $7.5 million in Nine Months 2001. As a percentage of revenue, depreciation and amortization decreased to 1.7% from 1.8%.

Contributions from operations increased by 23.0% to $45.3 million in Nine Months 2002 from $36.8 million in Nine Months 2001. As a percentage of revenue, contribution from operations increased to 10.7% in Nine Months 2002 from 8.8% in Nine Months 2001. This increase is primarily due to the absence of start-up costs for newly constructed facilities, an overall increase in per diem rates, significantly improved financial performance at a number of existing facilities, the discontinuation of an unprofitable contract in Arkansas, decreased expense under the Company’s operating lease credit facility and other factors as discussed above.

General and administrative expenses increased by 29.1% to $24.3 million in Nine Months 2002 from $18.8 million in Nine Months 2001. As a percentage of revenue, general and administrative expenses increased to 5.7% in Nine Months 2002 from 4.5% in Nine Months 2001. This increase was primarily driven by payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC as well as an acceleration of senior executive deferred compensation accruals, also a result of the sale of TWC.

WACKENHUT CORRECTIONS CORPORATION

TWC provides various general and administrative services to the Company under a Services Agreement, through which TWC provides payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only services provided will be for information technology support through year-end 2004. The Company has negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement.

The Company also leases office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. Management of the Company has decided to relocate its corporate headquarters to Boca Raton, Florida and has entered into a ten-year lease for new office space. The Company expects to complete the move by April 2003. Management is in the process of marketing the space the Company currently leases from TWC and believes that a sublease will be entered into under terms and conditions similar to those contained in the Company’s lease with TWC. There can be no assurance that the Company will be successful in its efforts to sublease the current office space.

Operating income increased by 16.7% to $21 million in Nine Months 2002 from $18 million in Nine Months 2001. As a percentage of revenue, operating income increased to 5.0% in Nine Months 2002 from 4.3% in Nine Months 2001. This increase in operating income was due to the factors impacting contribution from operations and general and administrative expenses discussed above.

Interest income was $3.2 million during Nine Months 2002 compared to $3.3 million in Nine Months 2001 resulting from lower average returns on invested cash due to lower interest rates.

Interest expense was $2.5 million during Nine Months 2002 compared to $2.8 million in Nine Months 2001. The decrease is due to the paydown of $10 million of long-term debt in the first six months of 2001.

Income before income taxes and equity in earnings of affiliates increased to $21.8 million in Nine Months 2002 from $18.6 million in Nine Months 2001 due to the factors described above.

Provision for income taxes increased to $9.7 million in Nine Months 2002 from $7.2 million in Nine Months 2001 due to higher taxable income and a higher effective tax rate. The higher effective tax rate reflects an increase in the tax provision to provide for higher additional taxes due to the potential disallowance of certain expenses resulting from the sale of TWC.

Equity in earnings of affiliates, net of income tax provision, increased to $3.9 million in Nine Months 2002 from $2.5 million in Nine Months 2001. Nine Months 2001 reflects start-up costs for the opening of the 800-bed Dovegate prison in the United Kingdom, in July 2001, and the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001. Nine Months 2002 reflects the full activation of these facilities offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002. Additionally, performance issues at the Ashfield Facility negatively impacted Nine Months 2002 results.

WACKENHUT CORRECTIONS CORPORATION

The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield. On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half, during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. The Company disputes the Prison Service’s right to reduce payment for services, but has only recognized revenues in accordance with actual occupancy for the relevant period. PCG may file a claim for the reduced revenues under the Dispute Resolution provision of its contract, but there can be no assurance that it will be successful in its claim if it is filed. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service agreed to restore payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement.

Net income increased to $15.9 million in Nine Months 2002 from $13.8 million in Nine Months 2001 as a result of the factors described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, for discussion pertaining to the Company’s exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could affect such internal controls subsequent to the date of the evaluation referenced in Item 4(a) above.

WACKENHUT CORRECTIONS CORPORATION

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for litigation set forth below and routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. The Company conducts most of its business in the United Kingdom through PCG, a 50/50 joint venture with Serco Investments Limited (“Serco”). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Many of PCG’s contracts include a provision that makes the failure to obtain United Kingdom Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002 approved the Merger without conditions. The United Kingdom Home Office was waiting for the outcome of the Competition Commission investigation before deciding whether or not to consent to the Merger. PCG has formally requested the United Kingdom Home Office to consent to the TWC — Group 4 Falck merger (which is a change in control event under many of PCG’s contracts).

The Merger may affect the Company’s interests in PCG. Serco has indicated that it believes the Merger provides Serco with a right to acquire the Company’s 50 percent interest in PCG in the absence of Serco’s consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco. The case is not expected to be heard until sometime during 2003.

The Company has taken steps to safeguard its interest in PCG, as well as PCG’s contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company’s business interests in the United Kingdom.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

WACKENHUT CORRECTIONS CORPORATION

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number	Description

99.1	CEO Certification
99.2	CFO Certification

     (b)  Reports on Form 8-K — The Company did not file a Form 8-K during the third quarter of the fiscal year ending December 29,
           2002.

WACKENHUT CORRECTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

November 13, 2002	/s/ John G. O’Rourke

Date	John G. O’Rourke Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

WACKENHUT CORRECTIONS CORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

(Section 302)

I, George C. Zoley, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Wackenhut Corrections Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

WACKENHUT CORRECTIONS CORPORATION

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ George C. Zoley

George C. Zoley Chief Executive Officer

WACKENHUT CORRECTIONS CORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

(Section 302)

I, John G. O’Rourke, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Wackenhut Corrections Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

WACKENHUT CORRECTIONS CORPORATION

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ John G. O’Rourke

John G. O’Rourke Chief Financial Officer