Form 10-K
period 2002-12-29
WACKENHUT CORRECTIONS CORP
filed 2003-03-20
CIK 923796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14260

Wackenhut Corrections Corporation

(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida (Address of principal executive offices)	33410-4243 (Zip Code)

Registrant’s telephone number (including area code):

(561) 622-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

None	None

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      At June 30, 2002, the aggregate market value of the 9,236,620 shares of Common Stock held by non-affiliates of the registrant was $131,714,201. At March 10, 2003, there were outstanding 21,245,620 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

EXHIBIT INDEX IS LOCATED ON PAGE 73

PART I
Item 1. Business
Item 7. Management’s Discussion and Analysis of Financial Condition and results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000
10. Income Taxes
11. Earnings Per Share
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SCHEDULE II
EXHIBIT INDEX
First Amendment to Credit Agreement
Nonemployee Director Stock Option
Amended Executive Retirement Agreement/Zoley
Amended Executive Retirement Agreement/Calabrese
Amended Executive Retirement Agreement/O'Rourke
Office Lease dated September 12, 2002
Services Agreement
SUBSIDIARIES OF THE COMPANY
Consent of Ernst & Young LLP
Powers of Attorney
Certificate of CEO
CFO Certification

PART I

Item 1.     Business

The Company

      Wackenhut Corrections Corporation (“the Company”), a 56% owned subsidiary of Group 4 Falck A/ S (“Group 4 Falck”), is an industry leader in the privatization of correctional facilities throughout the world. The Company was founded in 1984 as a division of The Wackenhut Corporation (“TWC”), a leading provider of professional security services. In 1986, the Company received its first contract, from the United States Immigration and Naturalization Service (the “INS”), to design, construct and manage a detention facility with a design capacity of 150 beds.

      On May 8, 2002, TWC consummated a merger (the “Merger”) with a wholly owned subsidiary of Group 4 Falck A/ S, a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of TWC’s 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

      As of December 29, 2002, the Company had 59 correctional, detention and healthcare facilities either under contract or award with an aggregate design capacity of 39,216 beds. At December 29, 2002, all 59 facilities were in operation. At December 29, 2002, the Company had outstanding written responses to Requests for Proposal (“RFPs”) for seven projects with an aggregate design capacity of 2,548 beds.

      The Company offers a comprehensive range of correctional and related institutional services to federal, state, local and overseas government agencies. Correctional services include the management of a broad spectrum of facilities, including male and female adult facilities; juvenile facilities; community corrections; work programs; prison industries; substance abuse treatment facilities; and mental health, geriatric and other special needs institutions. Other management contracts include psychiatric health care, electronic home monitoring, prisoner transportation, correctional health services, and facility maintenance. The Company has an in-house capability for the design of new facilities, and offers a full privatization package to government agencies, including financing of new projects. The Company believes that its experience in delivering governmental agencies high quality, cost-effective correctional and related services provides such agencies strong incentive to select the Company when renewing and awarding contracts.

      On November 1, 1998, the Company began management of the 325-bed South Florida State Hospital, representing a historic milestone for public sector mental health services and a significant diversification of the Company’s service offerings. In December 2000, the Company completed construction at the site of the new South Florida State Hospital and successfully moved all operations to the new facility. In January 2003, the Company’s initial five-year contract was extended for an additional five years.

      The Company has obtained and is pursuing development and management contracts for correctional and detention facilities outside the United States including facilities in Europe, Australia, New Zealand and South Africa.

      Through its wholly-owned subsidiary in Australia, Wackenhut Corrections Corporation Australia Pty Limited (“WCCA”), the Company manages four correctional centres, six immigration detention centres, two temporary detention centres and one correctional Health Care Services entity in Australia and one correctional center in New Zealand.

      In the United Kingdom, the Company formed two joint ventures to pursue construction and management contracts for privatized correctional and detention facilities. Premier Custodial Group Limited (“PCG”), a joint venture with Serco Limited, currently manages six correctional facilities, one immigration detention centre, two court escort contracts and two electronic monitoring services contracts. Under court escort contracts, a private company, on behalf of a governmental agency, transports prisoners between police stations, prisons and courts and is responsible for the custody of such prisoners during transportation and court appearances. Electronic monitoring services involve the electronic tagging of offenders sentenced to home incarceration. In February 1994, through Wackenhut Corrections (UK) Limited, the Company formed Premier Custodial Development (“PCD”), as an unincorporated joint venture with Trafalgar House Construction Special Projects Limited (“Trafalgar”) for the design and construction of new detention facilities and prisons (Trafalgar was subsequently acquired by Kvaerner Construction Limited, which in turn was acquired by a wholly owned subsidiary of Skanska Construction). As a result of the Company’s interest in PCD, the Company has received in the past, and expects to receive in the future, consulting fees from Skanska for any construction contracts entered into between PCG and Skanska.

      In South Africa, the Company formed a joint venture to pursue construction and management contracts for privatized correctional and detention centers. South African Custodial Management (“SACM”), a joint venture with Kensani Holdings Pty Ltd and Fidelity Services Group Pty Ltd, currently manages a 3,024-bed correctional facility located in the Northern Province of South Africa.

      In the majority of contracts, the Company manages facilities owned or leased by a governmental agency. The agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the governmental agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. In some instances, the Company may be required to own and/or finance the facility. The construction of these facilities may be financed through various methods including, but not limited to the following: (i) funds from equity offerings of the Company’s stock; (ii) cash flows from operations; (iii) borrowings from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or (iv) lease arrangements with third parties.

      The Company was incorporated in Florida in April, 1988. The Company’s principal executive offices are located at 4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243, and its telephone number is (561) 622-5656.

      See the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included herein for financial information regarding domestic and international operations.

Certain Factors That May Affect Future Results

      Prospective investors should carefully consider the following factors that may affect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

      Revenue and Profit Growth Dependent on Expansion. The Company’s growth will depend to a significant degree upon its ability to obtain additional construction and management contracts and to retain existing management contracts. The Company’s growth is generally dependent on the construction and management of new correctional and detention facilities, since contracts to manage existing public facilities are not typically offered to private operators. The rate of construction of new facilities and, therefore, the Company’s potential for growth will depend on a number of factors, including crime rates and sentencing patterns in jurisdictions in which the Company operates, governmental and public acceptance of the concept of privatization, the number of facilities available for privatization, and the Company’s ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. The Company anticipates that there will be significant competition among operators of correctional and detention facilities for construction and management contracts for new facilities and for the renewal of contracts upon expiration. Accordingly, there can be no assurance that the Company will be able to obtain additional contracts to construct or manage new facilities or to retain its existing contracts upon their expiration.

      Contracts Subject to Renewal. Thirty-three contracts are subject to renewal in 2003. These contracts represented 54% of the Company’s 2002 revenue. Management believes the Company will be successful in the renegotiation of these contracts; however, there can be no assurance that the Company will be able to renew these contracts.

      Possible Fluctuations in Occupancy Levels. A substantial portion of the Company’s revenues are generated under facility management contracts that specify per diem payments based upon occupancy rates (some of which provide guaranteed minimum occupancy levels), while a substantial portion of the Company’s cost structure is fixed. Under a per diem rate structure, a decrease in occupancy rates could cause a decrease in revenue and profitability. Average facility occupancy rates were approximately 97% in Fiscal 2002 and Fiscal 2001; however, there can be no assurance that occupancy rates will not decrease below these percentages in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

      Reliance Upon Government Appropriations for Payment Under Awarded Contracts. The Company’s facility management contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. In addition, even if funds are appropriated, delays in payments may occur which could negatively affect the Company’s cash flow. In addition, in certain cases the development and construction of facilities to be managed by the Company are also subject to obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, sale of tax-exempt or taxable bonds or other obligations or direct governmental appropriation. The sale of tax-exempt or taxable bonds or other obligations may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt or taxable bonds or other obligations. See “Business — Facility Overview.”

      Governmental Regulation. The Company’s business is highly regulated by a variety of governmental agencies with oversight authority. For example, a contracting agency may assign full-time, on-site personnel to a facility to monitor the Company’s compliance with contract terms and applicable regulations. Failure by the Company to comply with such contract terms or regulations could expose it to substantial penalties or contract termination. In addition, changes in existing regulations could require the Company to substantially modify the manner in which it conducts business and, therefore, could have a material adverse effect on the Company. See “Business — Business Regulations and Legal Considerations.”

      Limited Acceptance of Private Prison Operation. Management of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some governmental agencies have limitations on their right to delegate their traditional management responsibilities for correctional and detention facilities to private companies and further legislative changes or prohibitions could occur that further impact these limits. The operation of correctional and detention facilities by private entities is a relatively new concept and is not widely accepted by the public and has encountered resistance from certain groups, such as labor unions, local sheriffs’ departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. Moreover, changes in dominant political parties in any of the markets in which the Company operates could result in significant changes to previously established views of privatization in such markets. See “Business — Marketing.”

      Community Opposition to Facility Location. The Company’s success in obtaining new awards and contracts sometimes depends, in part, upon its ability to locate land that can be leased or acquired, on economically favorable terms, by the Company or other entities working with the Company in conjunction with the Company’s proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Where the selection of the intended project site is to be made by the Company, the Company attempts to conduct business in communities where local community leaders and residents generally support establishment of a privatized correctional or detention facility in their community. There can be no assurance that future efforts to find suitable host communities will be successful. In many cases, site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments (e.g., weak labor pool).

      Potential Legal Liability. The Company’s management of correctional and detention facilities exposes it to potential third-party claims or litigation by prisoners or other persons for personal injury or other damage resulting from contact with Company-managed facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a Company-managed facility. In addition, the Company’s management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company has an insurance program that provides coverage for certain liability risks faced by the Company, including accident and personal injury and bodily injury or property damage to a third party where the Company is found to be negligent. There can be no assurance, however, that the Company’s insurance will be adequate to cover all potential third-party claims. See “Business — Insurance.” In addition, the Company may from time to time be subjected to employment related litigation and medical malpractice claims that are not covered by insurance.

      Adverse Publicity. The Company’s business is subject to public scrutiny. An escape or disturbance at a Company-managed facility or another privately-managed facility may result in publicity adverse to the Company and the industry in which it operates, which could materially adversely affect the Company’s business.

      Reliance of Company on TWC for Certain Services. The Company has historically been reliant upon TWC for various services including payroll, tax, data processing, auditing, treasury, cash management, insurance, information technology and human resource services. During the year the Company developed the internal support structure to internally perform all functions with the exception of information technology support services. The Company and TWC have an agreement under which TWC has agreed to continue to provide information technology support services, as deemed necessary, to the Company in return for payment by the Company of a fixed annual fee.

      Inflation. The Company’s largest facility management expense is personnel costs. Most of the Company’s facility management contracts provide for payments to the Company of either fixed management fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, the Company must increase the wages and salaries of its employees at rates faster than increases, if any, in management fees, then the Company’s profitability would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Inflation” included herein.

      Economic Risks Associated With Development Activities. When the Company is engaged to perform construction and design services for a facility, the Company typically acts as the primary contractor and subcontracts with other companies who act as the general contractors. As primary contractor, the Company is subject to the various risks of construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays, and the Company is subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, despite the fact that the Company requires its general contractor to post construction bonds and insurance. Under such contracts, the Company is ultimately liable for all late delivery penalties and cost overruns. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

      Facility Lease Liability. The Company currently leases fifteen of the facilities that it manages. The leases for fourteen of these facilities do not terminate upon the completion of the management contracts. If a management contract for such a facility is completed and not renewed, or is terminated, the Company would be obligated to continue to make lease payments until expiration of the facility lease, even though it no longer would receive management fees under such contract and may be unable to obtain an additional contract for the use of the facility.

      Control of Company. As a result of the Merger, Group 4 Falck is the indirect beneficial owner of 12 million shares, or approximately 56%, of the issued and outstanding voting common stock of the Company.

      Due to certain provisions of Florida law, as part of the Merger, Group 4 Falck and TWC requested that the Company’s Board of Directors approve the Merger. In response to this request, the Company’s Board of Directors formed a Special Independent Committee to investigate and evaluate the Merger. The Special Independent Committee determined that, as a prerequisite to recommending that the Company’s Board of Directors approve the Merger, it was advisable for the Company to enter into an agreement with Group 4 Falck and TWC to govern the relationship between the Company, Group 4 Falck and TWC following the consummation of the Merger (the “Agreement”). After negotiations between the Company’s Special Independent Committee and Group 4 Falck and TWC, the Agreement was entered into by the Company, Group 4 Falck and TWC on March 8, 2002.

      The Agreement provides, among other things, that (1) for a period of three years following the Merger, the Board of Directors of the Company will consist of nine members, five of which will be independent directors, two of which will be Company officers and two of which will be Group 4 Falck representatives, (2) during the one year period following the Merger, the Nominating and Compensation Committee of the Company’s Board of Directors will consist of three members, two of which will be independent directors and one of which will be a Company director nominated by Group 4 Falck, (modified in February 2003 to provide that all three members in the newly named Nominating and Governance Committee are to be independent directors) and (3) until such time as Group 4 Falck directly or indirectly owns less than 49% of the Company’s outstanding common stock, (i) neither Group 4 Falck nor TWC will engage in the business of managing or operating prison, detention facility or mental health facility management businesses anywhere in the United States, and (ii) representatives of Group 4 Falck and TWC who serve on the Company’s Board of Directors will not have access to certain proprietary, confidential information of the Company, its subsidiaries or affiliates. The Agreement also requires that any purchases of the Company’s common stock by either Group 4 Falck or TWC during the three-year period following the Merger be made only at a price approved by a majority of the independent directors of the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      This report and the documents incorporated by referenced herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include, but are not limited to, (1) the Company’s ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial additional costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (3) an increase in labor rates beyond that which was budgeted; (4) the Company’s ability to expand correctional services and diversify its services in the mental health services market; (5) the Company’s ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company’s ability to raise new project development capital given the short-term nature of the customers’ commitment to the use of newly developed facilities; (7) the Company’s ability to find a customer for its Jena, Louisiana Facility and/or to sub-lease or coordinate the sale of the facility with its owner, Correctional Properties Trust (“CPV”); (8) the Company’s ability to accurately project the size and growth of the U.S. privatized corrections industry; (9) the Company’s ability to estimate the government’s level of utilization of privatization; (10) the Company’s ability to create long-term earnings visibility; (11) the Company’s ability to obtain future financing at competitive rates; (12) the Company’s exposure to general liability and workers’ compensation insurance costs; (13) the exercise or disposition of the controlling position in the Company held by Group 4 Falck; (14) the outcome of the litigation the Company is involved in with its joint venture partner in the United Kingdom, in which the joint venture partner claims to have the right to purchase the Company’s interest in the joint venture as a result of the Merger; (15) the Company’s ability to effectively internalize functions and services previously outsourced to TWC; and (16) other future factors including, but not limited to, factors contained in this report and the Company’s Securities and Exchange Commission filings.

Facilities

      The following table summarizes certain information with respect to facilities currently under management contract or award for management by the Company (or a subsidiary or joint venture of the Company) at December 29, 2002.

Facility Name	Company	Design	Facility	Security	Commencement		Renewal
Location	Role	Capacity	Type	Level	of Current Contract	Term	Option

Correctional Facilities
Federal Government Contracts:
Aurora INS Processing	Design/	340	INS Detention	Minimum/	October 2002	1 year	None
Center, Aurora, Colorado(6)	Construction/ Management		Facility	Medium
Queens Private	Design/	200	INS Detention	Minimum/	April 2002	1 year	Four,
Correctional Facility,	Construction/		Facility	Medium			One-year
Queens, New York(6)	Management
Rivers Correctional	Design/	1,200	Federal Prison	Low/	March 2001	3 years	Seven,
Institution, Winton, North	Construction/			Minimum			One-year
Carolina(2)	Management
Taft Correctional	Management	2,048	Federal Prison	Low/	August 2002	1 year	Four,
Institution				Minimum			One-year
Taft, California
State Government Contracts:
Allen Correctional Center	Management	1,538	State Prison	Medium/	December 2000	3 years	Two,
Kinder, Louisiana				Maximum			One-Year
Bridgeport Correctional	Construction/	520	Pre-Release Center	Minimum	September 2000	3 years	Two,
Center	Management						One-Year
Bridgeport, Texas
Central Texas Parole	Renovation/	623	Parole Violator	All levels	September 2001	Varies(1)	Varies(1)
Violator Facility	Management		Facility/ U.S. Marshal
San Antonio, Texas			and INS Detention
			Facility
Central Valley Community	Design/	550	State Community	Medium	December 1997	10 years	None
Correctional Facility	Construction/		Correctional Facility
McFarland, California(6)	Management
Cleveland Correctional	Management	520	State Prison	Medium	April 2001	3 years	None
Center
Cleveland, Texas
Coke County Juvenile	Design/	200	Juvenile Offender	Medium/	March 2001	2 years	Unlimited,
Justice Facility	Construction/		Facility	Maximum			Two-year
Coke County, Texas	Management
Desert View Modified Community	Design/	568	State Community	Medium	December 1997	10 years	None
Correctional Facility	Construction/		Correctional Facility
Adelanto, California(6)	Management
East Mississippi	Design/	750	State Prison	Mental Health	April 1999	5 years	One,
Correctional Facility	Construction/						Two-year
Meridian, Mississippi	Management
Golden State Community	Design/	550	State Community	Medium	December 1997	10 years	None
Correctional Facility	Construction/		Correctional Facility
McFarland, California(6)	Management
Guadalupe County	Design/	600	State Prison	Medium	June 2002	1 year	Annual
Correctional Facility	Construction/
Santa Rosa, New Mexico(2)(9)	Management
John R. Lindsey	Design/	1,031	State Jail Facility	Minimum/	September 2002	2 year	One,
Correctional Facility	Consultation/			Medium			Two-year
Jack County, Texas	Management
Karnes County	Management	579	County Jail	All levels	January 1998	Varies(1)	Varies(1)
Correctional Center
Karnes City, Texas(6)

Facility Name	Company	Design	Facility	Security	Commencement		Renewal
Location	Role	Capacity	Type	Level	of Current Contract	Term	Option

Kyle Correctional	Construction/	520	State Prison/	Minimum	September 2000	3 years	Two,
Facility (New Vision)	Management/		In-Prison Chemical				One-Year
Kyle, Texas(3)	Chemical		Dependency
	Dependency		Treatment Center
	Treatment
Lawton Correctional	Design/	1,800	State Prison	Medium	December 2002	6 months	None
Facility	Construction/
Lawton, Oklahoma(6)	Management
Lea County Correctional	Design/	1,200	County Jail	All levels	May 2002	1 year	Annual
Facility	Construction/
Hobbs, New Mexico(6)	Management
Lockhart Renaissance	Design/	500	Work Program	Minimum	January 1999	4 years,	Unlimited,
Facility	Construction/		Facility			8 months	Two-year
Lockhart, Texas	Management
Lockhart Secure Work	Design/	500	Work Program	Minimum	January 1999	4 years,	Unlimited,
Program Facility	Construction/		Facility			8 months	Two-year
Lockhart, Texas	Management
Marshall County	Design/	1,000	State Prison	Medium	August 2001	2 years	Unlimited,
Correctional Facility	Construction/						Two-year
Holly Springs, Mississippi	Management
McFarland Community	Construction/	224	State Community	Minimum	July 2002	1 year	None
Correctional Facility	Management		Correctional Facility
McFarland, California(6)
Michigan Youth	Design/	480	State Prison	Maximum	July 1999	4 years	Unlimited,
Correctional Facility	Construction/						Four-year
Baldwin, Michigan(2)	Management
Moore Haven	Design/	750	State Prison	Medium	July 2002	2 years	Unlimited,
Correctional Facility	Construction/						Two-year
Moore Haven, Florida	Management
North Texas Intermediate	Renovation/	400	Intermediate Sanction	Minimum	September 2001	2 years	Unlimited,
Sanction Facility	Management		Facility				Two-year
Fort Worth, Texas
South Bay	Design/	1,318	State Prison	Medium/	June 2001	2 years	Unlimited,
Correctional Facility	Construction/			Close Custody			Two-year
South Bay, Florida	Management
Willacy County Unit	Design/	1,000	State Jail Facility	Minimum	September 2002	1 year	None
Raymondville, Texas	Consultation/
	Management
Local Government Contracts:
Broward County Work	Design/	300	Community Work	Non-secure	February 1998	5 years	Unlimited,
Release Center	Construction/		Release Center				Two-year
Broward County, Florida(6)	Management
George W. Hill	Design/	1,812	County Jail	All levels	September 2000	5 years	Unlimited,
Correctional Facility	Construction/						Two-year
Thornton, Pennsylvania	Management
Val Verde Correctional	Design/	784	Local Detention	All levels	January 2001	20 years	One,
Facility	Construction/		Facility/ County Jail				Five-year
Del Rio, Texas(2)(10)	Management
Western Region Detention	Renovation/	616	Local Detention	Maximum	July 2002	1 year	Two,
Facility at San Diego	Management		Facility				One-year
San Diego, California
International Contracts:
Arthur Gorrie Correctional	Management	710	Reception and	All levels	December 2002	5 years	One,
Centre			Remand Centre				Five-year
Wacol, Australia
H.M. Prison and Youth	Design/	400	National Prison	Medium	November 1999	25 years	None
Offender Institution Ashfield	Construction/
Pucklechurch, UK	Management
Auckland Central	Management	383	National Prison	Medium/	July 2000	5 years	None
Remand Prison				Maximum
Auckland, New Zealand

Facility Name	Company	Design	Facility	Security	Commencement		Renewal
Location	Role	Capacity	Type	Level	of Current Contract	Term	Option

Baxter Immigration	Management	1,200	Immigration	All levels	September 2002	1 year	None
Detention Centre			Detention
Baxter, Australia
Christmas Island Immigration	Management	300	Immigration Detention	All levels	(7)	(7)	None
Detention Centre
Temporary Facility
CoCos Island Immigration	Management	150	Immigration Detention	All levels	(7)	(7)	None
Detention Centre
Temporary Facility
Court Escort & Custody	Management	N/ A	Court Custody/	All levels	May 1996	6 1/2	None
Service			Transport-Escort			years
South East Area,
England
Dungavel House	Management	150	Immigration Detention	Low	August 2001	5 Years	None
Immigration Detention
Centre
South
Lanarkshire, Scotland
Hassockfield Secure	Design/	40	National Prison	Medium	September 1999	15 years	None
Training Centre	Construction/
Medomsley, England	Management
H.M. Prison and Youth	Management	1,111	National Prison	All levels	October 2000	10 years	None
Offender Institution Doncaster
Doncaster, England
Fulham Correctional Centre	Design/	725	State Prison	Minimum/	May 2000	3 years	Five,
Victoria, Australia	Consultation/			Medium			Three-year
	Management
Junee Correctional Centre	Construction/	750	State Prison	Minimum/	April 2001	5 years	Three,
Junee, Australia	Management			Medium			One-year
H.M. Prison Kilmarnock	Design/	548	National Prison	All levels	March 1999	25 years	None
Kilmarnock, Scotland	Construction/
	Management
H.M. Prison Lowdham	Management	524	National Prison	All levels	February 1998	25 years	None
Grange
Nottinghamshire, England
Kutama-Sinthumule	Design/	3,024	National Prison	Maximum	July 1999	25 years	None
Maximum Security Prison	Construction/
Northern Province,	Management
Republic of South Africa
Maribyrnong Immigration	Management	80	Immigration	All levels	March 1999	3 years	None
Detention Centre			Detention
Melbourne, Australia
Melbourne Custody Centre,	Management	80	City Jail	All levels	March 2002	1 year	One,
Melbourne, Australia							One-year
H.M. Prison Dovegate	Design/	800	National Prison and	Medium	July 2001	25 years	None
Marchington, England	Construction/		Therapeutic
	Management		Community
New Brunswick Youth	Design/	N/ A	Province Juvenile	All levels	October 1997	25 years	None
Centre(4)	Consultation/		Facility
New Brunswick, Canada	Maintenance
Pacific Shores Healthcare	Management	N/ A	Health Care Services	N/ A	December 2001	4 years	One,
Victoria, Australia(8)							Two-year
Perth Immigration	Management	66	Immigration	All levels	December 2000	3 years	None
Detention			Detention
Centre Perth, Australia
Port Hedland Immigration	Management	700	Immigration	All levels	December 2000	3 years	None
Reception & Processing			Detention
Centre
Port Hedland, Australia
Premier Monitoring	Management	N/ A	Home Detention	Non-secure	January 1999	5 years	None
Services Limited			Services
Norfolk, England

Facility Name	Company	Design	Facility	Security	Commencement		Renewal
Location	Role	Capacity	Type	Level	of Current Contract	Term	Option

Villawood Immigration	Management	700	Immigration	All levels	November 2000	3 Years	None
Detention Centre			Detention
Sydney, Australia
Woomera Immigration	Management	1,200	Immigration	All levels	November 2000	3 years	None
Detention Centre			Detention
Woomera, Australia
Other Facilities
South Florida State	Design/	325	State Psychiatric	N/ A	November 1998	5 years	Three,
Hospital	Construction/		Hospital				Five-year
Pembroke Pines, Florida	Management
Atlantic Shores Hospital	Management	72	Private Psychiatric	N/ A	(5)	(5)	(5)
Fort Lauderdale, Florida			Hospital

(1)	This facility is occupied by inmates under several contracts with varying terms and renewal options. The terms of these contracts range from two weeks to an indefinite period and the renewal option features range from no option to unlimited renewals.

(2)	The Company owns these facilities.

(3)	The Company operates a chemical dependency treatment center located in this facility under a separate contract. This contract is for a three-year term expiring August 31, 2003.

(4)	The Company holds a contract for maintenance only of this facility.

(5)	The Company purchased this facility and provides services on an individual patient basis, therefore, there are no contracts with government agencies subject to terms and/or renewals.

(6)	The Company leases these facilities from CPV. In April 1998, the Company sold three facilities owned by it and the rights to acquire four other facilities to CPV which CPV subsequently exercised. CPV purchased an eighth facility directly from a government entity. In October 1998 the Company sold the completed portion of a ninth facility to CPV. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility which it subsequently exercised. During Fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire. The facilities were then leased to the Company under operating leases. There were no purchase and sale transactions between the Company and CPV in 2001 or 2002. See Item 2 — “Properties.”

(7)	This facility represents additional services under the current detention services contractual agreement with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”), and is subject to a six-week termination clause depending on client needs.

(8)	The Company provides comprehensive healthcare services to 11 government-operated prisons under this contract.

(9)	The Company has a five-year contract with five one-year options to operate the facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.

(10)	The Company has a twenty-year contract with one five-year option to operate the facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the U.S. Marshal Service to house federal prisoners at the facility.

Facility Overview

      The Company offers services that go beyond simply housing offenders in a safe and secure manner. The Company offers a wide array of in-facility rehabilitative and educational programs. Inmates at most facilities managed by the Company can also receive basic education through academic programs designed to improve inmates’ literacy levels and to offer the opportunity to acquire General Education Development (“GED”) certificates. Most Company-managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most Company-managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, Lockhart, Texas, the Company, as part of its job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates’ earnings are used to compensate victims, defray the inmates’ housing costs and support their dependents. The Company is attempting to expand this program to the Company’s correctional facilities in South Bay and Moore Haven, Florida. The Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. The Company believes that its program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

      The Company operates each facility in accordance with the Company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association (“ACA”). The ACA, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of the Company’s contracts for facilities in the United States require the Company to seek and maintain ACA accreditation of the facility. The Company has sought and received ACA accreditation for twenty-two of the facilities it manages.

      Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. See also “Business — Facility Design, Construction and Finance.” If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or development of the project will be entirely suspended. If the project is self-financed by the Company, then financing is in place prior to the commencement of construction.

      When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract’s term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

Facility Management Contracts

      Other than listed in the following table, no other single customer accounted for 10% or more of the Company’s total revenues for Fiscal 2002, 2001, and 2000.

Customer	2002	2001	2000

Various agencies of the U.S. Federal Government	19%	18%	11%
Various agencies of the State of Texas	17%	16%	15%
Various agencies of the State of Florida	14%	14%	19%
Department of Immigration, Multicultural and Indigenous Affairs (Australia)	10%	11%	11%

      Except for its contracts for the Taft Correctional Institution, George W. Hill Correctional Facility, Rivers Correctional Institution, South Florida State Hospital, and the facilities in the United Kingdom, Australia, South Africa and New Zealand, all of which provide for fixed monthly rates, the Company’s facility management contracts provide that the Company is compensated at an inmate or patient per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable laws and paid on a monthly basis. All of the Company’s contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. No assurance can be given that the governmental agencies will continue to receive appropriations in all cases.

      The following table summarizes the number of the Company’s contracts under consideration for renewal:

Year	Number of Contracts

2003	31
2004	5
2005	3
2006	0
2007	7
Thereafter	11
57

      Refer to the table in “Business — Facilities” for detail of the renewal options for these contracts. The remainder of the Company’s contracts are either in negotiation currently or have varied renewal options that are dependent upon the agency contracted with, the type of inmate, and other factors. Management believes the Company will be successful in renegotiating these contracts but can provide no assurance of future renewals. Except as described below, to date, all renewal options under the Company’s management contracts have been exercised. However, in connection with the exercise of the renewal option, the contracting government agency or the Company typically has requested changes or adjustments to the contract terms.

      In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary.

      The Company’s contracts typically allow a contracting governmental agency to terminate a contract for cause by giving the Company written notice ranging from 30 to 180 days. Three contracts have been terminated prior to the end of the contract term. On June 30, 2000, the cooperative agreement for the management of the Jena Juvenile Justice Center between the Company and the LaSalle Hospital District No. 1 was terminated. Additionally, the contract for the management of the Travis County Community Justice Center was terminated in 1999 based on the mutual agreement of the Company, the Texas Department of Criminal Justice State Jail Division and Travis County, Texas. The Company’s contract for the management of the Monroe County, Florida jail was terminated in 1990 on an amicable basis by mutual agreement of the Company and the Monroe County Board of Commissioners.

      In addition, in connection with the Company’s management of such facilities, the Company is required to comply with all applicable local, state and federal laws and related rules and regulations. The Company’s contracts typically require it to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. If the Company does not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, the Company is insured under a liability insurance program which includes comprehensive general liability, automobile liability and workers’ compensation coverage. The Company is self-insured for employment claims and for medical malpractice claims at Atlantic Shores Hospital and South Florida State Hospital. There can be no assurance that the Company will be able to obtain or maintain insurance levels as required by its contracts. See “Business — Insurance.” In addition, the Company is required under its contracts to indemnify the contracting governmental agency for all claims and costs arising out of the Company’s management of facilities and in some instances the Company is required to maintain performance bonds.

Facility Design, Construction and Finance

      The Company provides governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 29, 2002, the Company has provided service for the design and construction of thirty-three facilities and for the redesign and renovation of three facilities. See table in “Business — Facilities.”

      Under its construction and design management contracts, the Company agrees to be responsible for overall project development and completion. The Company makes use of an in-house staff of architects and operational experts from various corrections disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. When designing a facility, the Company’s architects seek to utilize, with appropriate modifications, prototype designs the Company has used in developing prior projects. The Company believes that the use of such proven designs allows it to reduce cost overruns and construction delays and to reduce the number of officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Security is maintained because the Company’s facility designs increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.

      The Company typically acts as the primary developer on construction contracts for facilities and subcontracts with national general contractors. Where possible, the Company subcontracts with construction companies with which it has previously worked. The Company has an in-house team of correctional design and operations experts that coordinate all aspects of the development with subcontractors and provide site-specific services. It has been the Company’s experience that it typically takes 9 to 24 months to construct a facility after the contract is executed and financing approved. The Company may also propose that governmental agencies consider various financing structures for construction finance. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company may also act as a source of financing or as a facilitator with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following: (i) funds from equity offerings of the Company’s stock; (ii) cash flows from operations; (iii) borrowing from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or (iv) lease arrangements with third parties.

Marketing

      Currently, the Company views governmental agencies responsible for state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in the United Kingdom, Australia, and South Africa as its primary potential customers. The Company’s secondary customers include local agencies in the United States and other foreign governmental agencies.

      Governmental agencies responsible for correctional and detention facilities generally procure goods and services through Requests for Proposals (“RFPs”). A typical RFP requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services

(which services may include the renovation, improvement or expansion of an existing facility, or the planning, design and construction of a new facility).

      If the project meets the Company’s profile for new projects, the Company then will submit a written response to the RFP. The Company estimates that it typically spends between $50,000 and $150,000 when responding to an RFP. The Company has engaged and intends in the future to engage independent consultants to assist the Company in developing privatization opportunities and in responding to RFPs, monitoring the legislative and business climate, and maintaining relationships with existing clients.

      There are several critical events in the marketing process, including the issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of a contract by a governmental agency and the commencement of construction or management of a facility. The Company’s experience has been that a period of approximately five to ten weeks is generally required from the issuance of an RFP to the submission of the Company’s response to the RFP; that between one and four months elapse between the submission of the Company’s response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, the Company’s experience is that construction usually takes between 9 and 24 months; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.

Business Proposals

      The Company pursues both domestic and international projects. At December 29, 2002, the Company had outstanding written responses to RFPs for seven projects with a total of 2,548 beds. The Company also is pursuing prospects for other projects for which it has not yet submitted, and may not submit, a response to an RFP. No assurance can be given that the Company will be successful in its efforts to receive additional awards with respect to any proposals submitted.

Insurance

      Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC. Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and $1 million deductible. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary worker’s compensation limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company is self-insured for employment claims and for medical malpractice claims at Atlantic Shores Hospital and South Florida State Hospital. There can be no assurance that the Company will be able to obtain or maintain insurance levels as required by its contracts.

Employees and Employee Training

      At December 29, 2002, the Company had 11,412 full-time employees. Of such full-time employees, 67 were employed at the Company’s headquarters and 11,345 were employed at facilities and regional offices. The Company employs management, administrative and clerical, security, educational services, health services and general maintenance personnel. The Company’s correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New York), Michigan Youth Correctional Facility (Michigan) and Desert View Modified Community Correctional Facility (California) are members of unions. The Company will renegotiate union contracts at the Queens Private Correctional Facility (New York) and George W. Hill Correctional Facility (Pennsylvania) during

2003. In addition, the Company’s correctional officer employees at Auckland Central Remand Prison (New Zealand) and the majority of our employees in our Australian operations are covered by union agreements. In addition, the employees of Premier Prison Services in the United Kingdom are covered by a national collective bargaining agreement with the Prison Service Union. Other than the contracts described above, the Company has no other union contracts or collective bargaining agreements. The Company believes its relations with its employees are good.

      Under the laws applicable to most of the Company’s operations, and internal Company policy, the Company’s corrections officers are required to complete a minimum amount of training. At least 160 hours of pre-service training by the Company is required under most state laws before an employee is allowed to work in a position that will bring him or her in contact with inmates. In addition to a minimum of 160 hours of pre-service training most states require 40 or 80 hours of on the job training. Florida law requires that correction officers receive 520 hours of training and Michigan law requires that correction officers receive 640 hours of training. The Company’s training programs meet or exceed all applicable requirements.

      The Company’s training begins with approximately 40 hours of instruction regarding Company policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each Company employee who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

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

Competition

      The Company competes primarily on the basis of the quality and range of services offered, its experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, its reputation and its pricing. The Company competes with a number of companies, including, but not limited to: Corrections Corporation of America; Correctional Services Corporation; Group 4 Falck Global Solutions Ltd; U.K. Detention Services, Ltd.; Cornell Companies, Inc.; Securicor PLC; Sodexho Alliance; and Management and Training Corporation. Some of the Company’s competitors are larger and have greater resources than the Company. The Company also competes in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, in some markets, the Company may compete with governmental agencies that are responsible for correctional facilities.

Non-U.S. Operations

      Although most of the operations of the Company are within the United States, its international operations make a significant contribution to income. Wholly-owned Company subsidiaries provide correctional and detention facilities management in Australia and New Zealand.

      A summary of domestic and international operations is presented below:

	2002	2001	2000

	(000’s)
Revenues
Domestic operations	$451,465	$454,053	$426,510
International operations	117,147	108,020	109,047

Total revenues	$568,612	$562,073	$535,557

Operating Income
Domestic operations	$26,066	$19,559	$9,620
International operations	1,810	4,625	9,292

Total operating income	$27,876	$24,184	$18,912

Long-Lived Assets
Domestic operations	$200,258	$47,639	$48,274
International operations	6,208	6,119	6,346

Total long-lived assets	$206,466	$53,758	$54,620

      The Company has affiliates (50%owned) that provide correctional and detention facilities management in the United Kingdom and South Africa. The following table summarizes certain financial information pertaining to the United Kingdom unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.

	2002	2001	2000

	(000’s)
Statement of Operations Data
Revenues	$195,961	$153,744	$139,137
Operating income	20,078	15,277	14,950
Net income	12,921	9,881	8,980

Balance Sheet Data
Current assets	91,220	99,294	66,382
Noncurrent assets	304,659	272,777	286,049
Current liabilities	41,245	53,082	39,451
Noncurrent liabilities	317,407	293,403	286,526
Shareholders’ equity	37,227	25,586	26,454

      The following table summarizes certain financial information pertaining to the South Africa unconsolidated foreign affiliates, on a combined basis, for the last three fiscal years.

	2002	2001	2000

	(000’s)
Statement of Operations Data
Revenues	$15,928	$—	$—
Operating income (loss)	1,016	(1,749)	—
Net loss	(2,481)	(1,441)	—

Balance Sheet Data
Current assets	6,426	5,112	6,561
Noncurrent assets	47,125	31,924	14,357
Current liabilities	1,808	913	32
Noncurrent liabilities	52,170	32,746	13,969
Shareholders’ (deficit) equity	(427)	3,377	6,917

Business Regulations and Legal Considerations

      The industry in which the Company operates is subject to national, federal, state, and local regulations in the United States, United Kingdom, Australia, South Africa, New Zealand, and Canada that are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to comply with, and must comply with, a variety of applicable federal, state and local regulations, including education, health care and safety regulations. The Company’s contracts frequently include extensive reporting requirements and require supervision and monitoring of Company-managed facilities by representatives of contracting governmental agencies. The Company’s Kyle New Vision Chemical Dependency Treatment Center is licensed by the Texas Commission on Alcohol and Drug Abuse to provide substance abuse treatment. Certain states, such as Florida and Texas, deem correctional officers to be peace officers and require Company personnel to be licensed and subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

      In addition, many government agencies are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

      The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Commitments and Contingencies

  FACILITIES

      The Company has been notified by the Texas Youth Commission of a declining need for beds in the Coke County Texas Facility. The Company has an operating and management contract that is due to expire March 31, 2003 upon the termination of the contract by the Texas Youth Commission. An unrelated third party owns the facility. The Company believes that it has no continuing obligation with respect to the facility in the event the Company’s operating contract is terminated or expires. There can be no assurance that the contract will be extended. Termination of the contract would not have a material adverse impact on the Company’s financial results or cash flows.

      The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the “Broward Facility”), from CPV under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff’s Department under the terms of a correctional services contract that was renewed effective February 17, 2003 for an additional eight-month term. The Broward County Sheriff’s Department previously advised the Company of the County’s declining need for the usage of the Broward Facility, and accordingly, the renewed contract reduced the number of beds in the facility reserved for use by the County. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the “INS”), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. The INS executed a correctional services management contract with the Company for 72 beds in the Broward Facility, effective from August 1, 2002 through September 30, 2003. Effective January 2003, the INS increased the scope of the contract to house up to 150 detainees. The Company’s remaining obligation under the lease with CPV is approximately $8.5 million.

      During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated. The Company has incurred operating charges of $3 million and $3.8 million during fiscal 2001 and 2000, respectively, related to the Company’s lease of the inactive Facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. In May 2002, the State of Louisiana and CPV entered into a tentative purchase and sale agreement for the Facility, subject to certain contingencies. Additionally, the Company entered into a lease termination agreement subject to the sale of the Facility that resulted in an additional operating charge of approximately $1.1 million during 2002. The State of Louisiana did not exercise its option to purchase the Facility and the agreements expired during October 2002. The Company is actively pursuing various sublease alternatives with several agencies of the federal and state governments. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. If the Company is unable to sublease or find an alternative correctional use for the Facility by that time, an additional operating charge will be required. The remaining obligation, exclusive of the reserve for losses through early 2004, on the Jena lease through the contractual term of 2009 is approximately $11 million.

      The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield (the “Ashfield Facility”). On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service restored payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement. Subsequently, on January 8, 2003, the Prison Services notified PCG that due to operational issues it was again reducing payment to only pay for the number of beds actually occupied effective December 2, 2002 resulting in a reduction of facility revenues by approximately one-half. PCG has submitted a comprehensive plan for addressing these latest operational issues. On January 30, 2003, PCG notified the Prison Service that it considered all operational issues identified in the Prison Service Rectification Notice to be corrected and expected full payment to be restored effective from January 30, 2003. The Prison Service began an audit of the facility’s operations in February 2003 and is currently considering the outcome of that audit. PCG expects full revenues to be restored effective January 30, 2003, but there can be no assurance that this will occur until the Prison Service makes its determination.

      In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary. The Company is continuing to operate the centers under its current contract, which is due to expire on or before June 23, 2003 but may be extended by the government if negotiations are not completed with the successful tenderer. If negotiations are not successful, WCC’s Australian subsidiary is the only other qualified tenderer for consideration. In 2002, the contract with DIMIA represented approximately 10% of the Company’s revenue (exclusive revenue of 50-50 joint ventures). In both 2001 and 2000, DIMIA represented approximately 11% of the Company’s revenue.

  TWC MERGER WITH GROUP 4 FALCK

      On May 8, 2002, TWC consummated a merger (the “Merger”) with a wholly owned subsidiary of Group 4 Falck A/ S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

      Subsequent to the Merger, Group 4 Falck indicated that it intends to divest its interest in the Company. As a result, the Independent Committee of the Board of Directors has hired legal and financial advisors to advise the Company with respect to Group 4 Falck’s stated intentions.

      In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. The Company conducts most of its business in the United Kingdom through PCG, a 50/50 joint venture with Serco Investments Limited (“Serco”). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Many of PCG’s contracts include a provision that makes the failure to obtain United Kingdom Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002 approved the Merger without conditions. The Youth Justice Board and the Scottish Prison Service have approved the merger. We are waiting for approval from The Home Office Prison Service, The Home Office Monitoring Service and The Immigration Service.

      The Merger may affect the Company’s interests in PCG. The Company’s United Kingdom joint venture partner, Serco, has indicated that it believes the Merger provides Serco with a right to acquire the Company’s 50 percent interest in PCG in the absence of Serco’s consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco. The case is scheduled to be heard in May 2003.

      The Company has taken steps to safeguard its interest in PCG, as well as PCG’s contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company’s business interests in the United Kingdom.

Availability of Reports and Other Information

      The Company’s corporate website is located at http://www.wcc-corrections.com. The Company is in the process of making available on this website, free of charge, access to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after the Company electronically submits such material to the Securities and Exchange Commission. In addition, the Commission’s website is located at http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the Commission. Information provided on the Company’s website or on the Commission’s website is not part of this Annual Report on Form 10-K.

Item 2.     Properties

      The Company leases its corporate headquarters office space in Palm Beach Gardens, Florida, from TWC. Beginning in April 2003, the Company entered into a new lease for its corporate offices in Boca Raton, Florida. In addition, the Company leases office space for its regional offices in New Braunfels, Texas; Carlsbad, California; Palm Beach Gardens, Florida; and Sydney, Australia, and through its overseas affiliates, in Sandton, South Africa and Bracknell, England.

      On April 28, 1998, CPV acquired eight correctional and detention facilities operated by the Company. The Company and CPV previously had three common members on their respective boards of directors. Effective September 9, 2002, the Companies no longer had common members serving on their respective boards of directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company. During fiscal 1998 and 1999, CPV acquired two additional facilities for $94.1 million. In fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire for $15.3 million. The Company recognized no net proceeds from the sale. There were no purchase and sale transactions between the Company and CPV in 2001 or 2002.

      Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases.

      The Company leases the following facilities from CPV: (i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Valley Community Correctional Facility; (iv) Desert View Community Correctional Facility; (v) Golden State Community Correctional Facility; (vi) Jena Juvenile Justice Center; (vii) Karnes County Correctional Center; (viii) Lawton Correctional Facility; (ix) Lea County Correctional Facility; (x) McFarland Community Correctional Facility and (xi) Queens Private Correctional Facility.

      The Company also leases the following facilities it manages under operating leases: (i) Central Texas Parole Violator Facility; (ii) Coke County Juvenile Justice Facility; (iii) North Texas Intermediate Sanction Facility; and (iv) Western Region Detention Facility at San Diego.

      The Company owns a 72-bed private psychiatric hospital in Fort Lauderdale, Florida, which it purchased and renovated in 1997.

      Additionally, as a result of the refinancing transaction described in “Liquidity and Capital Resources”, the Company owns the following properties: (i) Guadalupe County Correctional Facility; (ii) Michigan Youth Correctional Facility; (iii) Rivers Correctional Institution; and (iv) Val Verde Correctional Facility.

Item 3.     Legal Proceedings

      The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all current and former WCC California employees. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action. The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for routine litigation incidental to the business of the Company, and the matter set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters

      The following table shows the high and low prices for Wackenhut Corrections Corporation’s (“the Company”) common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal 2002 and 2001. The prices shown have been rounded to the nearest $1/100th. The approximate number of shareholders of record as of March 10, 2003, was 175.

	2002		2001

Quarter	High	Low	High	Low

First	$17.42	$13.86	$9.88	$7.44
Second	15.95	13.95	14.50	8.85
Third	14.90	10.46	14.63	12.35
Fourth	12.60	10.50	16.30	11.90

      The Company intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Future dividends, if any, will depend, among other things, on the future earnings, capital requirements, restrictions under the Company’s Senior Credit Facility and financial condition of the Company, and on such other factors as the Company’s Board of Directors may consider relevant.

      During fiscal 2001 the Company purchased 122,000 shares of its common stock at an average price of $12.68 per share. The Company did not buy back any of its stock during 2002.

Item 6.	Selected Financial Data

      The selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Fiscal Year Ended:(1)

	2002

			2001

					2000

							1999

									1998

RESULTS OF OPERATIONS:
Revenues	$568,612	100.0%	$562,073	100.0%	$535,557	100.0%	$438,484	100.0%	$312,759	100.0%
Operating income	27,876	4.9%	24,184	4.3%	18,912	3.5%	26,041	5.9%	22,501	7.2%
Income before cumulative effect of change in accounting for start-up costs	21,501	3.8%	19,379	3.4%	16,994	3.2%	21,940	5.0%	16,828	5.4%
Cumulative effect of change in accounting for start-up costs	—	0.0%	—	0.0%	—	0.0%	—	0.0%	(11,528)	(3.7)%

Net income	$21,501	3.8%	$19,379	3.4%	$16,994	3.2%	$21,940	5.0%	$5,300	1.7%

EARNINGS PER SHARE — BASIC:
Income before cumulative effect of change in accounting for start-up cost	$1.02		$0.92		$0.81		$1.01		$0.76
Cumulative effect of change in accounting for start-up costs	—		—		—		—		(0.52)

Net income	$1.02		$0.92		$0.81		$1.01		$0.24

EARNINGS PER SHARE — DILUTED:
Income before cumulative effect of change in accounting for start-up cost	$1.01		$0.91		$0.80		$1.00		$0.74
Cumulative effect of change in accounting for start-up costs	—		—		—		—		(0.51)

Net income	$1.01		$0.91		$0.80		$1.00		$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,148		21,028		21,110		21,652		22,119
Diluted	21,364		21,261		21,251		22,015		22,683
FINANCIAL CONDITION:
Current assets	$139,583		$140,132		$129,637		$134,893		$94,464
Current liabilities	74,994		72,245		73,636		55,516		28,145
Total assets	402,658		242,023		223,571		204,425		148,008
Total debt	125,000		—		10,000		15,000		213
Shareholders’ equity	152,642		130,361		127,164		118,684		102,940
OPERATIONAL DATA:
Contracts/awards	59		61		57		56		52
Facilities in operation	59		59		51		50		40
Design capacity of contracts	39,216		39,965		39,944		39,930		35,707
Design capacity of facilities in operation	39,148		35,941		32,536		32,110		26,651
Compensated resident days(2)	10,850,003		11,068,912		10,572,093		9,636,099		7,678,858

(1)	The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal 1998 included 53 weeks. Fiscal 2002, 2001, 2000, and 1999 each included 52 weeks.

(2)	Compensated resident days are calculated as follows: (a) per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year and, (b) fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom and South Africa facilities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and results of Operations

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Introduction

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Forward-Looking Statements

      Certain statements included in this document may contain forward-looking statements regarding future events and future performance of the Company that involves risks and uncertainties that could materially affect actual results, including statements regarding estimated earnings, revenues and costs and estimated openings of new facilities and new global business development opportunities. For further discussion of these statements, refer to Item 1 “Business — Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Overview

      The Company, a 56% owned subsidiary of The Wackenhut Corporation, a wholly-owned subsidiary of Group 4 Falck A/ S, is a leader in offering government agencies a turnkey approach to developing new correctional institutions that includes design, construction, financing and operations. It provides a broad spectrum of correctional services, which include adult corrections, juvenile facilities, community corrections and special purpose institutions. Additionally, the Company is a leading developer and manager of public sector mental health facilities.

      The Company has contracts/awards to manage 59 correctional facilities in the United States, the United Kingdom, Australia, South Africa, and New Zealand with a total of 39,216 beds, and additional contracts for prisoner transportation, correctional health care services, mental health services, and facility design and construction.

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

     Revenue Recognition

      In accordance with SEC Staff Accounting Bulletin No. 101 and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

      The Company extends credit to the government agencies contracted with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     Property and Equipment

      As of December, 29 2002, the Company had approximately $206 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

      The Company reviews for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

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

     Reserves for Insurance Losses

      Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and a $1 million deductible. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company is self-insured for employment claims and medical malpractice.

      Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies.

Financial Condition

     Liquidity and Capital Resources

      The Company’s principal sources of liquidity are from operations, borrowings under its credit facilities, and sale of prison facilities or of its rights to acquire prison facilities. Cash and equivalents totaled $35.2 million at December 29, 2002, compared to $46.1 million at December 30, 2001. Net working capital totaled $64.6 million at December 29, 2002, compared to $67.9 million at December 30, 2001.

      Prior to December 12, 2002, the Company’s sources of liquidity were a $30 million multi-currency revolving credit facility, which included $5 million for the issuance of letters of credit and a $154.3 million operating lease facility established to acquire and develop new correctional institutions used in its business. No amounts were outstanding under the revolving credit facility and $154.3 million was outstanding under the operating lease facility. The term of the operating lease facility was set to expire December 18, 2002 upon which the Company had the ability to purchase the properties in the facility for their original acquisition cost.

      On December 12, 2002, the Company entered into a new $175 million Senior Secured Credit Facility (the “Senior Credit Facility”) consisting of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $125 million, 6-year term loan (the “Term Loan Facility”). Borrowings under the Term Loan Facility and corporate cash were used to purchase four correctional facilities in operation under the Company’s $154.3 million operating lease facility. The purchase price totaled approximately $155 million, which included related fees and expenses. Simultaneous with the closing of the Senior Credit Facility, the Company terminated its $154.3 million operating lease facility and $30 million multi-currency revolving credit facility, both of which would have expired on December 18, 2002.

      The Revolving Credit Facility contains a $30 million limit for the issuance of standby letters of credit. At December 29, 2002, $125 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there were $7.2 million of outstanding letters of credit. At December 29, 2002, $42.8 million of the Revolving Credit Facility was available to the Company for working capital, acquisitions, general corporate purposes, and certain restricted payments, as defined.

      The Senior Credit Facility permits the Company to make certain restricted payments, such as the repurchase of Company common stock. At December 29, 2002, the Company had $15 million available for restricted payments. The amount of permitted restricted payments may increase upon the Company’s generation of excess cash flow, as defined in the Senior Credit Facility and under certain permitted asset sales.

      Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the Base Rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio, as defined in the Senior Credit Facility. Indebtedness under the Term Loan Facility bears interest at LIBOR + 400 basis points, with a minimum LIBOR rate of 2.0% during the first 18-months. As LIBOR was below 2.0% at December 29, 2002, the effective rate on the Company’s term loan borrowings was 6.0%.

      Obligations under the Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

      The Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, and to limit the amount of annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions. The Company was in compliance with the covenants of the Senior Credit Facility as of December 29, 2002.

      The Senior Credit Facility has been rated Ba3/ BB by Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s Ratings Group, a division of the McGraw – Hill Companies (“S&P”), respectively. In addition, the Company obtained issuer ratings of B1/ BB- from Moody’s and S&P, respectively.

      At December 29, 2002 the Company also had outstanding fourteen letters of guarantee totaling approximately $13 million under separate international credit facilities.

      In connection with the financing and management of one Australian facility, the Company’s wholly owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The Company has consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $31 million as of December 29, 2002. The Company has reclassified the amounts reflected in the December 30, 2001 balance sheet to reflect the asset and related non-recourse debt of approximately $26 million to conform to current year presentation. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. Management of the Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company has recorded the value of the interest rate swap in other comprehensive income, net of applicable income taxes.

      Cash provided by operating activities amounted to $22.2 million in fiscal 2002 compared to cash provided by operating activities of $29.5 million in fiscal 2001, primarily reflecting an increase in other current assets and accounts receivable as well as a decrease in accounts payable and accrued expenses offset by higher net income and depreciation expense as well as an increase in other liabilities primarily driven by costs related to employment agreements with certain key executives triggered by the change in control from the sale of TWC as well as an acceleration of the retirement age under the senior executive deferred compensation plans, also a result of the sale of TWC.

      Cash used in investing activities increased by $155.4 million to $159.3 million in fiscal 2002 as compared to fiscal 2001. This change is primarily due to the purchase by the Company in December 2002 of four correctional facilities in operation under the Company’s prior operating lease facility. In December 2002, the Company acquired four correctional properties that were formerly included in the Company’s operating lease facility for an aggregate purchase price of approximately $155 million.

      Cash provided by financing activities increased by $140.4 million to $129.2 million in fiscal 2002 as compared to fiscal 2001. This change primarily reflects borrowings under the Company’s Senior Credit Facility completed December 12, 2002.

      Current cash requirements consist of amounts needed for working capital, capital expenditures and supply purchases, investments in joint ventures, and investments in facilities. Some of the Company’s management contracts require the Company to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the “per diem” rates or monthly fixed fees to the contracting agency over the original term of the contract.

      Management believes that cash on hand, cash flows from operations and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of the Company’s business, both on a near and long-term basis.

      The Company’s access to capital and ability to compete for future capital-intensive projects is dependent upon, among other things, its ability to meet certain financial covenants in the $175 million Senior Credit Facility. A substantial decline in the Company’s financial performance as a result of an increase in operational expenses relative to revenue could limit the Company’s access to capital.

     Inflation

      Management believes that inflation, in general, did not have a material effect on the Company’s results of operations during fiscal 2002 and 2001. However, in fiscal 2000, the Company experienced increased wage pressures due to tight labor markets in certain key geographic areas. In addition, the Company was negatively impacted by significant increases in utilities costs in fiscal 2000, particularly in the western United States. While some of the Company’s contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on the Company’s results of operations in the future to the extent that wages and salaries, which represent the largest expense to the Company, increase at a faster rate than the per diem or fixed rates received by the Company for its management services.

     Market Risk

      The Company is exposed to market risks, including changes in interest rates and fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar, British pound and South African rand currency exchange rates.

      These exposures primarily relate to changes in interest rates with respect to the $175 million Senior Credit Facility. Monthly payments under these facilities are indexed to a variable interest rate. Based upon the Company’s interest rate and foreign currency exchange rate exposure at December 29, 2002, a hypothetical 100 basis point change in the current interest rate or a 10 percent increase in historical currency rates would have approximately a $1.5 million effect on the Company’s financial position and results of operations over the next fiscal year.

      The Company has entered into certain interest rate swap arrangements fixing the interest rate on its Australian non-recourse debt to 9.7%. Additionally, the Company’s UK affiliate is a party to interest swap arrangements that fix the interest rate on the UK affiliate’s debt to rates ranging from 6.2% to 8.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial statements.

      Additionally, the Company invests its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our financial statements.

     Results of Operations

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

     Fiscal 2002 compared with Fiscal 2001

      Revenues increased $6.5 million, or 1.2% to $568.6 million in 2002 from $562.1 million in 2001. The increase in revenues is the result of new facility openings and increases in per diem rates offset by lower construction revenue and the closure of a number of facilities. Specifically, revenue increased approximately $27.4 million in 2002 compared to 2001 due to increased compensated resident days at a number of domestic facilities, including, but not limited to, the facilities opened in 2001, Val Verde Correctional Facility, Del Rio, Texas and the Rivers Correctional Institution, Winton, North Carolina and an overall increase in per diem rates. Revenues decreased by approximately $9.4 million in 2002 compared to 2001 due to the decline in construction revenue. Offsetting the increase, revenue was reduced by approximately $11.5 million in 2002 compared to 2001 due to the expiration of our contracts with the Arkansas Board of Correction and Community Punishment in 2001 and the expiration of the Bayamon Correctional Facility contract in June 2002.

      The number of compensated resident days in domestic facilities remained constant at 9.2 million for 2002 and 2001. Average facility occupancy in domestic facilities increased to 98.5% in 2002 from 97% in 2001. Compensated resident days in Australian facilities decreased to 1.7 million in 2002 from 1.9 million in 2001 primarily due to lower population levels at the immigration and detention centers. Average facility occupancy in Australian facilities decreased to 91.4% in 2002 from 94.3% in 2001, based on declining facility capacity designation adjusted to client needs.

      In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary. The Company is continuing to operate the centers under its current contract, which is due to expire on or before June 23, 2003 but may be extended by the government if negotiations are not completed with the successful tenderer. If negotiations are not successful, WCC’s Australian subsidiary is the only other qualified tender for consideration. In 2002, the contract with DIMIA represented approximately 10% of the Company’s revenue (exclusive revenue of 50-50 joint ventures). In both 2001 and 2000, DIMIA represented approximately 11% of the Company’s revenue.

      The Company has thirty-three existing contracts up for renewal in 2003. Management expects to renew these contracts but can provide no assurance that the Company will be successful in these efforts.

      Operating expenses decreased by 1.4% to $496.5 million in 2002 compared to $503.5 million in 2001. As a percentage of revenues, operating expenses decreased to 87.3% in 2002 from 89.6% in 2001. This decrease primarily reflects the absence of $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities in 2001, as well as significantly lower expenses related to construction activities, the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and Bayamon Correctional Facility and a decrease in expenses related to the Company’s operating lease facility, which was refinanced December 12, 2002. Additionally, there are a number of secondary factors contributing to operating expenses in 2002 as compared to 2001 which include the following: lease expense for payments made to CPV of $21.3 million offset by $1.8 million in amortization of the deferred revenue from the sale of properties to CPV.

      During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated. The Company has incurred operating charges of $3 million and $3.8 million during fiscal 2001 and 2000, respectively, related to the Company’s lease of the inactive Facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. In May 2002, the State of Louisiana and CPV entered into a tentative purchase and sale agreement for the Facility, subject to certain contingencies. Additionally, the Company entered into a lease termination agreement subject to the sale of the Facility that resulted in an additional operating charge of approximately $1.1 million during 2002. The State of Louisiana did not exercise its option to purchase the Facility and the agreements expired during October 2002. The Company is actively pursuing various sublease alternatives with several agencies of the federal and state government. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. If the Company is unable to sublease or find an alternative correctional use for the Facility by that time, an additional operating charge will be required. The remaining obligation, exclusive of the reserve for losses through early 2004, on the Jena lease through the contractual term of 2009 is approximately $11 million.

      Depreciation and amortization increased by 21.9% to $12.1 million in 2002 from $9.9 million in 2001 due to the newly operational facilities in 2002, the addition of the four facilities as a result of the refinancing of the Company’s operating lease facility and incremental depreciation due to assets acquired in the Company’s development of the internal support structure previously provided by TWC. As a percentage of revenues, depreciation and amortization increased to 2.1% from 1.8% in 2001.

      Contribution from operations increased 23.5% to $60.0 million in 2002 from $48.6 million in 2001. As discussed above, this increase is primarily attributable to the absence of start-up costs for newly constructed facilities, an overall increase in per diem rates, significantly improved financial performance at a number of existing facilities, the discontinuation of an unprofitable contract in 2001 in Arkansas, decreased expense under the Company’s operating lease facility and other factors as discussed above. As a percentage of revenue, contribution from operations increased to 10.6% in 2002 from 8.6% in 2001.

      General and administrative expenses increased 31.6% to $32.1 million in 2002 from $24.4 million in 2001. As a percentage of revenue, general and administrative expenses increased to 5.7% in 2002 from 4.3% in 2001. The increase was primarily driven by payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC as well as an acceleration of the retirement age under the senior executive deferred compensation plans, also a result of the sale of TWC. Other factors impacting the increase were higher insurance costs, increased legal and professional fees and higher travel costs.

      Related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for information technology support, office space and interest expense. Total related party transaction costs with TWC, excluding casualty insurance, were approximately $3.1 million in fiscal 2002 as compared to $3.2 million in fiscal 2001.

      TWC provides various general and administrative services to the Company under a Services Agreement, through which TWC provides payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only services provided are for information technology support through year-end 2004. The Company has negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement. The Company also leases office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. Management of the Company has decided to relocate its corporate headquarters to Boca Raton, Florida and has entered into a ten-year lease for new office space. The Company expects to complete the move by April 2003. Management is in the process of marketing the space the Company currently leases from TWC and believes that a sublease will be entered into under terms and conditions similar to those contained in the Company’s lease with TWC. The remaining obligation on the lease is approximately $5.3 million. There can be no assurance that the Company will be successful in its efforts to sublease the current office space.

      Operating income increased by 15.3% to $27.9 million in 2002 from $24.2 million in 2001. As a percentage of revenue, operating income increased to 4.9% in 2002 from 4.3% in 2001 due to the factors impacting contribution from operations described above.

      Interest income increased 12.1% to $4.8 million in 2002 from $4.3 million in 2001. This increase is primarily due to higher average invested cash balances.

      Interest expense increased slightly to $3.7 million in 2002 from $3.6 million in 2001 reflecting higher effective interest rates as a result of the refinancing completed on December 12, 2002.

      Income before income taxes and equity in earnings of affiliates, increased to $28.9 million in 2002 from $24.9 million in 2001 due to the factors described previously.

      Provision for income taxes increased to $12.7 million in 2002 from $9.7 million in 2001 due to the increase in income before income taxes and a higher effective tax rate. The higher effective tax rate reflects an increase in the tax provision to provide for higher additional taxes due to the disallowance of certain expenses resulting from the sale of TWC.

      Equity in earnings of affiliates, net of income tax provision, increased 23.7% to $5.2 million in 2002 from $4.2 million in 2001. Fiscal year 2001 reflects start-up costs associated with the opening of the 800-

bed Dovegate prison in the United Kingdom, in July 2001, and the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001. Fiscal 2002 reflects the full activation of these facilities offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002. Additionally, performance issues at the Ashfield Facility negatively impacted fiscal 2002 results.

      Net income increased 10.9% to $21.5 million in 2002 from $19.4 million in 2001 as a result of the factors described above.

     Fiscal 2001 compared with Fiscal 2000

      Revenues increased $26.5 million, or 5.0% to $562.1 million in 2001 from $535.6 million in 2000. The increase in revenues is the result of new facility openings offset by lower construction revenue, closure of two facilities and lower compensated resident days at the DIMIA facilities in Australia. Specifically, revenue increased approximately $52.5 million in 2001 compared to 2000 due to increased compensated resident days resulting from the opening of two facilities in 2000, (Auckland Central Remand Prison, Auckland, New Zealand in July 2000 and the Western Region Detention Facility at San Diego, San Diego, California in July 2000) and the opening of two facilities in 2001 (Val Verde Correctional Facility, Del Rio, Texas in January 2001 and the Rivers Correctional Institution, Winton, North Carolina in March 2001). Revenues decreased by approximately $27.3 million in 2001 compared to 2000 due to less construction activity. Revenues also decreased by approximately $10.4 million in 2001 compared to 2000 due to the cessation of operations at the Jena Juvenile Justice Center, the expiration of our contracts with the Arkansas Board of Correction and Community Punishment and a decline in compensated resident days at the DIMIA facilities. The balance of the increase in revenues was attributable to facilities open during all of both periods and increases in per diem rates.

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

      In December 2001, the Company was issued a notice of contract non-renewal by the Administration of Corrections from the Commonwealth of Puerto Rico for the management of the Bayamon Correctional Facility. The current contract was set to expire March 23, 2002. The contract expired June 23, 2002. The termination of the management contract did not have a significant adverse impact on the Company’s results of operations and cash flows.

      Operating expenses increased by 3.4% to $503.5 million in 2001 compared to $486.9 million in 2000. As a percentage of revenues, operating expenses decreased to 89.6% in 2001 from 90.9% in 2000. This increase primarily reflects the four facilities that were opened in 2001 and 2000, as described above. Additionally, there are a number of secondary factors contributing to the increase in operating expenses in 2001 as compared to 2000 which include the following: lease expense for payments made to CPV of $20.9 million, excluding the Jena lease payments included in the Jena charge, offset by $1.9 million in amortization of the deferred revenue from the sale of properties to CPV; and expenses related to the construction of a new facility for the government of the Netherlands Antilles. The decrease as a percentage of revenue is the result of improved operations at a number of facilities including: Lea County Correctional Facility (New Mexico), Michigan Youth Correctional Facility (Michigan), and North Texas Intermediate Sanction Facility (Texas) and the termination of its management service contract for the Grimes and McPherson Correctional Facilities on June 30, 2001. The Company implemented strategies to improve the operational performance of these facilities and believes their performance has stabilized. However, there can be no assurance that these strategies will continue to be successful. Additionally during 2001 the Company renegotiated its management contract for the George W. Hill Correctional Facility. The Company purchases comprehensive general liability, automobile liability and workers’ compensation with a $1 million deductible per occurrence. The deductible portion of the Company’s risk was re-insured by TWC’s wholly-owned captive re-insurance company. The Company paid TWC a fee for the transfer of the deductible exposure. The Company’s insurance costs increased significantly during the third and fourth quarter of 2001 due to a hardened seller’s insurance market, which was exacerbated by the events of September 11, 2001 and historical adverse claims experience. The Company paid premiums related to this program of approximately $22 million in fiscal 2001 as compared to approximately $13.6 million in fiscal 2000. The Company has implemented a strategy to improve the management of future claims incurred by the Company but can provide no assurance that this strategy will result in lower insurance rates. In addition to the casualty insurance program with TWC, related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for management support, office space and interest expense. Total related party transaction costs with TWC, excluding casualty insurance, were approximately $3.2 million in fiscal 2001 as compared to $3.8 million in fiscal 2000. As previously discussed, the Company also incurred significant unanticipated wage increases in 2000 due to tight labor markets. The Company did not experience significant unanticipated wage increases in 2001.

      In 2001, the Company reported an operating charge of $3 million ($1.8 million after tax, or $0.09 per share), related to the Jena, Louisiana facility which represents the expected losses to be incurred on the lease through December 2002 as management believed a sale of the facility would be finalized by that date or an alternative use would have been be found. At December 30, 2001, the Company’s total remaining obligation under the lease agreement was approximately $14 million. This compares with a charge of $3.8 million in 2000 ($2.3 million after tax, or $0.11 per share). At that time the Company estimated the facility would remain inactive through 2001.

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

      Interest income decreased 29.9% to $4.3 million in 2001 from $6.1 million in 2000. This decrease is primarily due to lower average invested cash balances, lower interest rates and the sale of a portion of the Company’s loans to overseas affiliates in 2000.

      Interest expense decreased 25.0% to $3.6 million in 2001 from $4.8 million in 2000. This decrease is due to decreased interest rates and paying down $10.0 million in long-term debt during 2001.

      Other income in 2000 of $0.6 million represents a gain from the sale of a portion of the Company’s loans to overseas affiliates. There was no such activity in 2001.

      Income before income taxes and equity in earnings of affiliates, increased to $24.9 million in 2001 from $20.9 million in 2000 due to the factors described previously.

      Provision for income taxes increased to $9.7 million in 2001 from $8.4 million in 2000 due to the increase in income before income taxes. The Company’s effective tax rate decreased 1% due to lower foreign tax rates.

      Equity in earnings of affiliates, net of income tax provision, decreased 6.0% to $4.2 million in 2001 from $4.5 million in 2000 due to phase-in costs associated with the 800-bed Dovegate prison in the United Kingdom, which opened in the third quarter of 2001, and start-up costs related to the 3,024-bed South African prison on schedule to open in mid-February, 2002.

      Net income increased 14.0% to $19.4 million in 2001 from $17 million in 2000 as a result of the factors described above.

Item 8.     Financial Statements and Supplementary Data

WACKENHUT CORRECTIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	2002	2001	2000

	(U.S. dollars in thousands,
	except per share data)
REVENUES	$568,612	$562,073	$535,557
OPERATING EXPENSES (including amounts related to The Wackenhut Corporation (TWC) of $17,973, $21,952, and $13,588)	496,497	503,547	486,884
DEPRECIATION AND AMORTIZATION	12,093	9,919	8,639

CONTRIBUTION FROM OPERATIONS	60,022	48,607	40,034
GENERAL AND ADMINISTRATIVE EXPENSES (including amounts related to TWC of $3,105, $3,117, and $3,783)	32,146	24,423	21,122

OPERATING INCOME	27,876	24,184	18,912
INTEREST INCOME (including amounts related to TWC of $3, $9, and $8)	4,794	4,278	6,104
INTEREST EXPENSE (including amounts related to TWC of ($35), ($58), and $(73))	(3,737)	(3,597)	(4,801)
OTHER INCOME, NET	—	—	641

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF
AFFILIATES	28,933	24,865	20,856
PROVISION FOR INCOME TAXES	12,652	9,706	8,352

INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES	16,281	15,159	12,504
EQUITY IN EARNINGS OF AFFILIATES, (net of income tax provision of $3,000, $2,698, and $2,985)	5,220	4,220	4,490

NET INCOME	$21,501	$19,379	$16,994

EARNINGS PER SHARE
Basic:	$1.02	$0.92	$0.81

Diluted:	$1.01	$0.91	$0.80

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	21,148	21,028	21,110

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	21,364	21,261	21,251

The accompanying notes to consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 29, 2002 and December 30, 2001

	2002	2001

	(U.S. dollars in
	thousands,
	except per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,240	$46,099
Accounts receivable, less allowance for doubtful accounts of $1,644 and $2,557.	84,737	79,002
Deferred income tax asset	7,161	6,041
Other	12,445	8,990

Total current assets	139,583	140,132

PROPERTY AND EQUIPMENT, NET	206,466	53,758
INVESTMENTS IN AND ADVANCES TO AFFILIATES	19,776	15,328
DEFERRED INCOME TAX ASSET	119	716
DIRECT FINANCE LEASE RECEIVABLE	30,866	25,319
OTHER NON CURRENT ASSETS	5,848	6,770

	$402,658	$242,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,138	$14,079
Accrued payroll and related taxes	17,489	13,318
Accrued expenses	43,046	41,573
Current portion of deferred revenue and non-recourse debt	3,071	3,275
Current portion of long-term debt	1,250	—

Total current liabilities	74,994	72,245

DEFERRED REVENUE	7,348	9,817
OTHER	13,058	4,281
LONG-TERM DEBT	123,750	—
NON-RECOURSE DEBT	30,866	25,319
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,245,620 and 20,977,224 shares issued and outstanding	212	210
Additional paid-in capital	63,500	61,157
Retained earnings	111,337	89,836
Accumulated other comprehensive loss	(22,407)	(20,842)

Total shareholders’ equity	152,642	130,361

	$402,658	$242,023

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WACKENHUT CORRECTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	2002	2001	2000

	(U.S. dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$21,501	$19,379	$16,994
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	12,093	9,919	8,639
Deferred tax benefit	(711)	(670)	(1,952)
Provision for doubtful accounts	2,368	3,636	1,755
Gain on sale of loans receivable	—	—	(641)
Equity in earnings of affiliates, net of tax	(5,220)	(4,220)	(4,490)
Tax benefit related to employee stock options	1,081	315	—
Changes in assets and liabilities
(Increase) decrease in assets
Accounts receivable	(6,851)	(3,219)	(6,227)
Other current assets	(9,048)	1,383	204
Other assets	475	(414)	(3,325)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(3,485)	1,525	15,669
Accrued payroll and related taxes	3,936	756	1,768
Deferred revenue	(2,673)	(3,192)	(2,488)
Other liabilities	8,777	4,281	—

Net cash provided by operating activities	22,243	29,479	25,906

CASH FLOW FROM INVESTING ACTIVITIES:
Investments in and advances to affiliates	(171)	(130)	(4,515)
Repayments of investments in and advances to affiliates	1,617	4,559	246
Proceeds from the sale of loans receivable	—	—	2,461
Capital expenditures	(160,698)	(8,326)	(19,138)

Net cash used in investing activities	(159,252)	(3,897)	(20,946)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and non-recourse debt	127,981	—	9,000
Payments on long-term debt	—	(10,000)	(14,000)
Proceeds from the exercise of stock options	1,264	397	12
Repurchase of common stock	—	(1,547)	(4,933)

Net cash provided by (used in) financing activities	129,245	(11,150)	(9,921)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(3,095)	(2,154)	(2,247)

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(10,859)	12,278	(7,208)
CASH AND CASH EQUIVALENTS, beginning of period	46,099	33,821	41,029

CASH AND CASH EQUIVALENTS, end of period	$35,240	$46,099	$33,821

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income taxes	$5,589	$5,339	$6,140

Interest	$525	$479	$631

The accompanying notes to consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	Common Stock
					Accumulated
	Number		Additional		Other	Total
	of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

	(U.S. dollars in thousands)
BALANCE, JANUARY 2, 2000	21,509	$215	$66,908	$53,463	$(1,902)	$118,684
Proceeds from stock options exercised	4	—	12	—	—	12
Common stock repurchased and retired	(500)	(5)	(4,928)	—	—	(4,933)
Comprehensive income:
Net income	—	—	—	16,994	—
Change in foreign currency translation, net of income tax benefit of $2,395.	—	—	—	—	(3,593)
Total comprehensive income	—	—	—	—	—	13,401

BALANCE, DECEMBER 31, 2000	21,013	210	61,992	70,457	(5,495)	127,164
Proceeds from stock options exercised	86	1	396	—	—	397
Tax benefit related to employee stock options	—	—	315	—	—	315
Common stock repurchased and retired	(122)	(1)	(1,546)	—	—	(1,547)
Comprehensive income:
Net income	—	—	—	19,379	—
Change in foreign currency translation, net of income tax benefit of $1,777.	—	—	—	—	(2,780)
Cumulative effect of change in accounting principle related to affiliate’s derivative instruments	—	—	—	—	(12,093)
Unrealized loss on derivative instruments	—	—	—	—	(474)
Total comprehensive income	—	—	—	—	—	4,032

BALANCE, DECEMBER 30, 2001	20,977	210	61,157	89,836	(20,842)	130,361
Proceeds from stock options exercised	269	2	1,262	—	—	1,264
Tax benefit related to employee stock options	—	—	1,081	—	—	1,081
Comprehensive income:
Net income	—	—	—	21,501	—
Change in foreign currency translation, net of income tax expense of $1,426.	—	—	—	—	2,230
Minimum pension liability adjustment, net of income tax benefit of $323.	—	—	—	—	(505)
Unrealized loss on derivative instruments, net of income tax benefit of $1,688.	—	—	—	—	(3,290)
Total comprehensive income	—	—	—	—	—	19,936

BALANCE, DECEMBER 29, 2002	21,246	$212	$63,500	$111,337	$(22,407)	$152,642

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 1, 2000

1. General

      Wackenhut Corrections Corporation, a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and public sector mental health services facilities located in the United States, the United Kingdom, Australia, South Africa, and New Zealand. The Company is a majority owned subsidiary of The Wackenhut Corporation (“TWC”), which owns 12 million shares of the Company’s stock.

      On May 8, 2002, TWC consummated a merger (the “Merger”) with a wholly owned subsidiary of Group 4 Falck A/ S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck acquired TWC and has become the indirect beneficial owner of 12 million shares of the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

2. Summary of Significant Accounting Policies

     Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal 2002, 2001 and 2000 each included 52 weeks.

     Basis of Financial Statement Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in 20 percent to 50 percent owned affiliates are accounted for under the equity method. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Certain reclassifications of the prior year’s financial statements have been made to conform to the current year’s presentation.

     Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include allowance for doubtful accounts, construction cost estimates, employee deferred compensation accruals, reserves for insurance and legal, the reserve related to the Jena Facility and certain reserves required under its operating contracts. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

     Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt and non-recourse debt approximates fair value based on the variable interest rates on the debt.

     Cash and Cash Equivalents

      The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

     Inventories

      Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in “other current assets” in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of unamortized uniforms is included in “other current assets.” The long-term portion is included in “other assets” in the accompanying consolidated balance sheets.

     Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest cost was capitalized in 2002 or 2001.

     Impairment of Long-lived Assets

      The Company reviews for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

     Goodwill and Other Intangible Assets

      Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but are subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of 2002. The Company’s goodwill at December 29, 2002 was associated with its Australian subsidiary in the amount of $0.4 million and in its UK affiliate in the amount of $1.1 million. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. There was no impairment of goodwill or other intangible assets as a result of adopting SFAS No. 142 or the annual impairment test completed during the fourth quarter of 2002. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The following table provides a reconciliation of reported net income for the year ended December 30, 2001 and December 31, 2000 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2000:

	Year Ended	Year Ended
	December 30, 2001	December 31, 2000

	(in thousands, except per share amounts)
Net income as reported	$19,379	$16,994
Goodwill amortization, net of taxes	569	151
Equity method goodwill amortization, net of taxes	746	690
Adjusted net income	$20,694	$17,835

BASIC EARNINGS PER SHARE:
Net income as reported	$0.92	$0.81
Goodwill amortization, net of taxes	0.03	0.01
Equity method goodwill amortization, net of taxes	0.04	0.03
Adjusted net income	$0.98	$0.84

DILUTED EARNINGS PER SHARE:
Net income as reported	$0.91	$0.80
Goodwill amortization, net of taxes	0.03	0.01
Equity method goodwill amortization, net of taxes	0.04	0.03
Adjusted net income	$0.97	$0.84

      Goodwill represents the cost of acquired enterprises in excess of the fair value of the net tangible and identifiable intangible assets acquired. Prior to the adoption of SFAS 142 the Company amortized goodwill on a straight-line basis over periods of 5 to 10 years. Accumulated amortization totaled approximately $2.6 million and $1.8 million at December 30, 2001 and December 31, 2000, respectively. Amortization expense was $0.9 million in 2001 and includes the write-off of approximately $0.6 million of goodwill associated with the Company’s mental health services. Amortization expense was $0.3 million in 2000.

     Deferred Revenue

      Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by the Company to Correctional Properties Trust (“CPV”), a Maryland real estate investment trust. The Company leases these properties back from CPV under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.

     Revenue Recognition

      In accordance with SEC Staff Accounting Bulletin No. 101 and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management’s expectations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

     Operating Expenses

      Operating expenses consist primarily of compensation and other personnel related costs, facility lease and operational costs, inmate related expenses, and medical expenses and are recognized as incurred.

     Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the “not more likely than not” criteria.

     Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the dilutive effect of shares issuable upon exercise of stock options calculated using the treasury stock method.

     Direct Finance Leases

      The Company accounts for the portion of its contracts with certain governmental agencies that represent capitalized lease payments on buildings and equipment as investments in direct finance leases. Accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company’s investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

     Reserves for Insurance Losses

      Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC. Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and a $1 million deductible. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary worker’s compensation limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company is self-insured for employment claims and medical malpractice. There can be no assurance that the Company will be able to obtain or maintain insurance levels as required by its contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies.

     Debt Issuance Costs

      Debt issuance costs totaling $2.8 million at December 29, 2002, are included in other non current assets in the consolidated balance sheets and are amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt.

     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has disclosed Comprehensive Income, which encompasses net income, foreign currency translation adjustments, unrealized loss on derivative instruments and the minimum pension liability adjustment in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of December 29, 2002, and December 30, 2001, management believes the Company had no significant concentrations of credit risk except as disclosed in Note 9.

     Foreign Currency Translation

      The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and goodwill, certain other assets, and shareholders’ equity are translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income.

     Interest Rate Swaps

      In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings.

      The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to floating rate liabilities. The Company also assesses whether each derivative is highly effective in offsetting changes in the cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.

      The Company’s 50% owned equity affiliate operating in the United Kingdom has entered into interest rate swaps to fix the interest rate on its variable rate credit facility to rates ranging from 6.2% to 8.7%. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliate’s change in other comprehensive income as a result of applying SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 resulted in a $12.1 million reduction of shareholders’ equity. The fair value of the swaps was a liability to the Company of approximately $11.9 million, net of taxes of approximately $6.7 million, and is reflected as a reduction in Investments in and Advances to Affiliates in the accompanying consolidated balance sheet at December 29, 2002.

      In connection with the financing and management of one Australian facility, the Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt. Management of the Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company has recorded the value of the interest rate swap in other comprehensive income, net of applicable income taxes. The total value of the swap liability as of December 29, 2002 was approximately $6 million and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

     Accounting for Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25), “Accounting for Stock Issued to Employees,” but are required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the methods prescribed by SFAS No. 123.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees and non-employee directors and has complied with the disclosure requirements of SFAS No. 123. Except for non-employee directors, the Company has not granted any options to non-employees. See Note 13 for more information regarding the Company’s stock option plans.

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS No. 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its discounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position, results of operations or cash flows.

      In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management expects that the adoption of SFAS No. 143 will not have a material impact on the Company’s financial position, results of operations or cash flows in the year of adoption.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The Company plans to adopt SFAS No. 145 at the beginning of fiscal 2003 and expects no material impact on its financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The Company has early adopted SFAS No. 146 and there was no material impact on its financial position, results of operations or cash flows as a result of adoption.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company implemented the disclosure requirements of FIN 45 as of December 29, 2002 and there was no material impact on its financial position, results of operations or cash flows as a result of this implementation.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under APB Opinion No. 25, under which no compensation has been recognized. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The Company does not intend to change its policy with regard to stock based compensation and expects no impact on the Company’s financial position, results of operations or cash flows upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company is currently in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

3. Property and Equipment

      Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2002	2001

	(Years)
		(In thousands)
Land	—	$3,258	$2,115
Buildings and improvements	2 to 40	203,639	52,913
Equipment	3 to 7	21,607	15,502
Furniture and fixtures	3 to 7	4,584	2,601

		$233,088	$73,131
Less-accumulated depreciation and amortization		(26,622)	(19,373)

		$206,466	$53,758

      Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was capitalized in 2002 and 2001.

      In December 2002, the Company acquired four correctional properties that were formerly included in the Company’s operating lease facility for an aggregate purchase price of approximately $155 million.

4. Long-Term Debt

      Prior to December 12, 2002, the Company was a party to a $30 million multi-currency revolving credit facility, which included $5.0 million for the issuance of letters of credit and a $154.3 million operating lease facility established to acquire and develop new correctional institutions used in its business. No amounts were outstanding under the revolving credit facility and $154.3 million was outstanding under the operating lease facility. The term of the operating lease facility was set to expire December 18, 2002 upon which the Company had the ability to purchase the properties in the facility for their original acquisition cost.

      On December 12, 2002, the Company entered into a new $175 million Senior Secured Credit Facility (the “Senior Credit Facility”) consisting of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $125 million, 6-year term loan (the “Term Loan Facility”). Borrowings under the Term Loan Facility and corporate cash were used to purchase four correctional facilities in operation under the Company’s $154.3 million operating lease facility. The purchase price totaled approximately $155 million, which included related fees and expenses. Simultaneous with the closing of the Senior Credit Facility, the Company terminated its $154.3 million operating lease facility and $30 million multi-currency revolving credit facility, both of which would have expired on December 18, 2002.

      The Revolving Credit Facility contains as $30 million limit for the issuance of standby letters of credit. At December 29, 2002, $125 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there were $7.2 million of outstanding letters of credit. At December 29, 2002, $42.8 million of the Revolving Credit Facility was available to the Company for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

working capital, acquisitions, general corporate purposes, and for restricted payments as defined in the Senior Credit Facility.

      The Senior Credit Facility permits the Company to make certain restricted payments such as the repurchase of Company common stock. At December 29, 2002, the Company had $15 million available for restricted payments. The amount of permitted restricted payments may increase upon the Company’s generation of excess cash flow and under certain permitted asset sales.

      Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio. Indebtedness under the Term Loan Facility bears interest at LIBOR + 400 basis points, with a minimum LIBOR rate of 2.0% during the first 18-months. As LIBOR was below 2.0% at December 29, 2002, the effective rate on the Company’s term loan borrowings was 6.0%.

      Obligations under the Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

      The Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, and to limit that amount of annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions. The Company was in compliance with the covenants of the Senior Credit Facility as of December 29, 2002.

      The Senior Credit Facility has been rated Ba3/ BB by Moody’s Investors Service, Inc. (“Moody’s”) and Standard and Poor’s Ratings Group, a division of the McGraw–Hill Companies (“S&P”), respectively. In addition, the Company obtained issuer ratings of B1/ BB- from Moody’s and S&P, respectively.

      The debt amortization schedule requires annual repayments of $1.25 million for fiscal years 2003 through 2007 and $118.25 million thereafter.

      At December 29, 2002 the Company also had outstanding fourteen letters of guarantee totaling approximately $13 million under separate international facilities.

      The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. See Note 2. The debt amortization schedule requires annual repayments of $0.5 million in 2003, $1.1 million in 2004, $1.2 million in 2005, $1.3 million in 2006, $1.5 million in 2007 and $25.8 million thereafter.

5. Investment in Direct Finance Leases

      The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The Company has consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $31 million as of December 29, 2002. The Company has reclassified the amounts reflected in the December 30, 2001 balance sheet to reflect the asset and related non-recourse debt of approximately $26 million to conform to current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The future minimum rentals to be received are as follows (in thousands):

Annual
Fiscal Year	Repayment

(In thousands)
2003	$520
2004	1,058
2005	1,197
2006	1,333
2007	1,492
Thereafter	25,786

$31,386

Current portion of direct finance lease receivable	(520)

Non current portion of direct finance lease receivable	$30,866

6. Transactions with Correctional Properties Trust (“CPV”)

      On April 28, 1998, CPV acquired eight correctional and detention facilities operated by the Company. The Company and CPV previously had three common members on their respective boards of directors. Effective September 9, 2002, the Companies no longer had common members serving on their respective boards of directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company. During fiscal 1998 and 1999, CPV acquired two additional facilities for $94.1 million. In fiscal 2000, CPV purchased an eleventh facility that the Company had the right to acquire for $15.3 million. The Company recognized no net proceeds from the sale. There were no purchase and sale transactions between the Company and CPV in 2001 or 2002.

      Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases.

      The deferred unamortized net gain related to sales of the facilities to CPV at December 29, 2002, which is included in “Deferred Revenue” in the accompanying consolidated balance sheets, is $9.9 million with $2.6 million short-term and $7.3 million long-term. The gain is being amortized over the ten-year lease terms. The Company recorded net rental expense related to the CPV leases of $19.6 million, $19.1 million and 19.7 million in 2002, 2001 and 2000, respectively, excluding the Jena rental expense (See Note 7).

      The future minimum lease commitments under the leases for these eleven facilities are as follows:

Annual
Fiscal Year	Rental

(In thousands)
2003	$23,451
2004	23,527
2005	23,606
2006	23,688
2007	23,773
Thereafter	18,287

$136,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

7. Commitments and Contingencies

     Facilities

      The Company has been notified by the Texas Youth Commission of a declining need for beds in the Coke County Texas Facility. The Company has an operating and management contract that is due to expire March 31, 2003 upon the termination of the contract by the Texas Youth Commission. An unrelated third party owns the facility. The Company believes that it has no continuing obligation with respect to the facility in the event the Company’s operating contract is terminated or expires. There can be no assurance that the contract will be extended. Termination of the contract would not have a material adverse impact on the Company’s financial results or cash flows.

      The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the “Broward Facility”), from CPV under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff’s Department under the terms of a correctional services contract that was renewed effective February 17, 2003 for an additional eight-month term. The Broward County Sheriff’s Department previously advised the Company of the County’s declining need for the usage of the Broward Facility, and accordingly, the renewed contract reduced the number of beds in the facility reserved for use by the County. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the “INS”), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. The INS executed a correctional services management contract with the Company for 72 beds in the Broward Facility, effective from August 1, 2002 through September 30, 2003. Effective January 2003, the INS increased the scope of the contract to house up to 150 detainees. The Company’s remaining obligation under the lease with CPV is approximately $8.5 million.

      During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated. The Company has incurred operating charges of $3 million and $3.8 million during fiscal 2001 and 2000, respectively, related to the Company’s lease of the inactive Facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. In May 2002, the State of Louisiana and CPV entered into a tentative purchase and sale agreement for the Facility, subject to certain contingencies. Additionally, the Company entered into a lease termination agreement subject to the sale of the Facility that resulted in an additional operating charge of approximately $1.1 million during 2002. The State of Louisiana did not exercise its option to purchase the Facility and the agreements expired during October 2002. The Company is actively pursuing various sublease alternatives with several agencies of the federal and state government. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. If the Company is unable to sublease or find an alternative correctional use for the Facility by that time, an additional operating charge will be required. The remaining obligation, exclusive of the reserve for losses through early 2004, on the Jena lease through the contractual term of 2009 is approximately $11 million.

      The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield (the “Ashfield Facility”). On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to PCG on October 14, 2002. Under the terms of PCG’s contract, PCG is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid PCG based upon 400 Available Prisoner Places. From May 23, 2002 through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

October 23, 2002, the Prison Service paid PCG only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half during this period. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. PCG provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by PCG. Effective October 23, 2002, the Prison Service restored payment to PCG for 400 Available Prisoner Places in accordance with the payment provisions set forth in the operating agreement. Subsequently, on January 8, 2003, the Prison Services notified PCG that due to operational issues it was again reducing payment to only pay for the number of beds actually occupied effective December 2, 2002 resulting in a reduction of facility revenues by approximately one-half. PCG has submitted a comprehensive plan for addressing these latest operational issues. On January 30, 2003, PCG notified the Prison Service that it considered all operational issues identified in the Prison Service Rectification Notice to be corrected and expected full payment to be restored effective from January 30, 2003. The Prison Service began an audit of the facility’s operations in February 2003 and is currently considering the outcome of that audit. PCG expects full revenues to be restored effective January 30, 2003, but there can be no assurance that this will occur until the Prison Service makes its determination.

      In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary. The Company is continuing to operate the centers under its current contract, which is due to expire on or before June 23, 2003 but may be extended by the government if negotiations are not completed with the successful tenderer. If negotiations are not successful, WCC’s Australian subsidiary is the only other qualified tenderer for consideration. In 2002, the contract with DIMIA represented approximately 10% of the Company’s revenue (exclusive revenue of 50-50 joint ventures). In both 2001 and 2000, DIMIA represented approximately 11% of the Company’s revenue.

     TWC MERGER WITH GROUP 4 FALCK

      On May 8, 2002, TWC consummated a merger (the “Merger”) with a wholly owned subsidiary of Group 4 Falck A/ S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

      Subsequent to the Merger, Group 4 Falck indicated that it intends to divest its interest in the Company. As a result, the Independent Committee of the Board of Directors has hired legal and financial advisors to advise the Company with respect to Group 4 Falck’s stated intentions.

      In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. The Company conducts most of its business in the United Kingdom through PCG, a 50/50 joint venture with Serco Investments Limited (“Serco”). PCG currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts. Many of PCG’s contracts include a provision that makes the failure to obtain United Kingdom Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002 approved the Merger without conditions. The Youth Justice Board and the Scottish Prison Service have approved the merger. We are waiting for approval from The Home Office Prison Service, The Home Office Monitoring Service and The Immigration Service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The Merger may affect the Company’s interests in PCG. The Company’s United Kingdom joint venture partner, Serco, has indicated that it believes the Merger provides Serco with a right to acquire the Company’s 50 percent interest in PCG in the absence of Serco’s consent to the Merger. The Company disputes the validity of this claim. Group 4 Falck has agreed that in the event the Company is ordered by a court of competent jurisdiction to sell its interest in PCG to Serco at a price below fair market value, Group 4 Falck will reimburse the Company for the amount by which the sale is below fair market value, up to a maximum of 10 percent of the fair market value of the interest. The Company has filed a declaratory judgment suit in the United Kingdom to determine its rights under the joint venture agreement with Serco. The case is scheduled to be heard in May 2003.

      The Company has taken steps to safeguard its interest in PCG, as well as PCG’s contract interests, but there can be no assurance that these steps will be sufficient to avoid a material adverse effect on the Company’s business interests in the United Kingdom.

     LEASES

      The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2003 and 2012. The future minimum commitments under these leases exclusive of lease commitments related to CPV, are as follows:

Annual
Fiscal Year	Rental

(In thousands)
2003.	$6,779
2004	6,897
2005	6,911
2006	6,925
2007	3,710
Thereafter	21,061

$52,283

      Rent expense was approximately $15.7 million, $15.8 million, and $12.2 million for fiscal 2002, 2001, and 2000 respectively and included lease expense under our operating lease facility that expired in December 2002 (See Note 4).

     Litigation, Claims and Assessments

      The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all current and former WCC California employees. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action. The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

8. Common, Preferred and Shares Repurchased and Retired

      In April 1994, the Company’s Board of Directors authorized 10,000,000 shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

      On February 18, 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, in addition to the 1,000,000 shares previously authorized for repurchase. As of December 30, 2001, the Company had repurchased all of the 1.5 million common shares authorized for repurchase at an average price of $15.52. For fiscal 2001, the Company repurchased 122,000 shares at an average price of $12.68. There were no share repurchases in 2002.

9. Business Segment and Geographic Information

      The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, the United Kingdom, Australia, South Africa, and New Zealand.

      The Company operates and tracks its results in geographic operating segments. Information about the Company’s operations in different geographical regions is shown below. Revenues are attributed to geographical areas based on location of operations and long-lived assets consist of property, plant and equipment.

Fiscal Year	2002	2001	2000

	(In thousands)
REVENUES:
Domestic operations	$451,465	$454,053	$426,510
International operations	117,147	108,020	109,047

Total revenues	$568,612	$562,073	$535,557

OPERATING INCOME:
Domestic operations	$26,066	$19,559	$9,620
International operations	1,810	4,625	9,292

Total operating income	$27,876	$24,184	$18,912

LONG-LIVED ASSETS:
Domestic operations	$200,258	$47,639	$48,274
International operations	6,208	6,119	6,346

Total long-lived assets	$206,466	$53,758	$54,620

      The Company’s international operations represent its wholly owned Australian subsidiaries. Through its wholly owned subsidiary, Wackenhut Corrections Corporation Australia Pty. Limited, the Company currently manages five correctional facilities, including a facility in New Zealand and six immigration detention centers and two temporary detention centers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Except for the major customers noted in the following table, no single customer provided more than 10% of the Company’s consolidated revenues during fiscal 2002, 2001 and 2000:

Customer	2002	2001	2000

Various agencies of the U.S. Federal Government	19%	18%	11%
Various agencies of the State of Texas	17%	16%	15%
Various agencies of the State of Florida	14%	14%	19%
Department of Immigration, Multicultural and Indigenous Affairs (Australia)	10%	11%	11%

      Concentration of credit risk related to accounts receivable is reflective of the related revenues.

      Equity in earnings of affiliates represents the operations of the Company’s 50% owned joint ventures in the United Kingdom (Premier Custodial Group Limited) and South Africa (South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited). These entities and their subsidiaries are accounted for under the equity method. Premier Custodial Group Limited commenced operations of an initial prison in fiscal 1994, two court escort and transport contracts in fiscal 1996, a second correctional facility in fiscal 1998, three correctional facilities and electronic monitoring contracts in fiscal 1999 and a correctional facility and an immigration facility in fiscal 2001. Total equity in the undistributed earnings for Premier Custodial Group Limited, before income taxes, for fiscal 2002, 2001, and 2000 was $10.2 million, $7.6 million and $7.5 million, respectively. South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited commenced operations on their first prison in fiscal 2002. Total equity in undistributed loss for South African Custodial Management Pty Limited and South African Custodial Services Pty. Limited was ($2.0) million, ($0.7) million and zero in 2002, 2001 and 2000 respectively.

      A summary of financial data for the Company’s equity affiliates in the United Kingdom is as follows:

Fiscal Year	2002	2001	2000

	(In thousands)
STATEMENT OF OPERATIONS DATA
Revenues	$195,961	$153,744	$139,137
Operating income	20,078	15,277	14,950
Net income	12,921	9,881	8,980
BALANCE SHEET DATA
Current assets	91,220	99,294	66,382
Noncurrent assets	304,659	272,777	286,049
Current liabilities	41,245	53,082	39,451
Noncurrent liabilities	317,407	293,403	286,526
Shareholders’ equity	37,227	25,586	26,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      A summary of financial data for the Company’s equity affiliates in South Africa is as follows:

Fiscal Year	2002	2001	2000

	(In thousands)
STATEMENT OF OPERATIONS DATA
Revenues	$15,928	$—	$—
Operating income (loss)	1,016	(1,749)	—
Net loss	(2,481)	(1,441)	—
BALANCE SHEET DATA
Current assets	6,426	5,112	6,561
Noncurrent assets	47,125	31,924	14,357
Current liabilities	1,808	913	32
Noncurrent liabilities	52,170	32,746	13,969
Shareholders’ (deficit) equity	(427)	3,377	6,917

10. Income Taxes

      The provision for income taxes in the consolidated statements of income consists of the following components:

Fiscal Year	2002	2001	2000

	(In thousands)
Federal income taxes:
Current	$8,354	$6,497	$3,718
Deferred	(603)	(972)	(1,429)

	7,751	5,525	2,289
State income taxes:
Current	$2,262	$1,382	$1,341
Deferred	(76)	(123)	(180)

	2,186	1,259	1,161
Foreign:
Current	$2,747	$2,497	$5,245
Deferred	(32)	425	(343)

	2,715	2,922	4,902

Total	$12,652	$9,706	$8,352

      A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2002	2001	2000

	(In thousands)
Provisions using statutory federal income tax rate	$10,127	$8,703	$7,300
State income taxes, net of federal tax benefit	1,421	775	692
Change in control costs	896	—	—
Other, net	208	228	360

	$12,652	$9,706	$8,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The components of the net current deferred income tax asset at fiscal year end are as follows:

	2002	2001

	(In thousands)
Uniforms	$(156)	$(264)
Allowance for doubtful accounts	508	1,241
Accrued vacation	1,023	870
Accrued liabilities	5,786	4,194

	$7,161	$6,041

      The components of the net non-current deferred income tax asset at fiscal year end are as follows:

Fiscal Year	2002	2001

	(In thousands)
Depreciation	$(2,454)	$(2,049)
Deferred revenue	6,464	7,517
Deferred charges	2,929	2,111
Income of foreign subsidiaries and affiliates	(6,773)	(6,826)
Other, net	(47)	(37)

	$119	$716

      The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. In accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in-capital.

11. Earnings Per Share

      The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

Fiscal Year	2002	2001	2000

	(In thousands, except per share
	data)
Net income	$21,501	$19,379	$16,994
Basic earnings per share:
Weighted average shares outstanding	21,148	21,028	21,110

Per share amount	$1.02	$0.92	$0.81

Diluted earnings per share:
Weighted average shares outstanding	21,148	21,028	21,110
Effect of dilutive securities:
Employee and director stock options	216	233	141

Weighted average shares assuming dilution	21,364	21,261	21,251

Per share amount	$1.01	$0.91	$0.80

      For fiscal 2002, options to purchase 784,600 shares of the Company’s common stock with exercise prices ranging from $14.69 to $26.88 per share and expiration dates between 2006 and 2012 were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

outstanding at December 29, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

      For fiscal 2001, options to purchase 510,000 shares of the Company’s common stock with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2011 were outstanding at December 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

      For fiscal 2000, outstanding options to purchase 924,600 shares of the Company’s common stock with exercise prices ranging from $8.44 to $26.88 and expiration dates between 2005 and 2010, were also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

12. Related Party Transactions with The Wackenhut Corporation

      Related party transactions occur in the normal course of business between the Company and TWC. Such transactions include the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense.

      The Company incurred the following expenses related to transactions with TWC in the following years:

Fiscal Year	2002	2001	2000

	(In thousands)
General and administrative expenses	$2,591	$2,831	$3,468
Casualty insurance premiums	17,973	21,952	13,588
Rent	514	286	315
Net interest expense	32	49	65

	$21,110	$25,118	$17,436

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

      The Company also leases office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. Management of the Company has decided to relocate its corporate headquarters to Boca Raton, Florida and has entered into a ten-year lease for new office space. The Company expects to complete the move by April 2003. Management is in the process of marketing the space the Company currently leases from TWC and believes that a sublease will be entered into under terms and conditions similar to those contained in the Company’s lease with TWC. The remaining obligation on the lease is approximately $5.3 million. There can be no assurance that the Company will be successful in its efforts to sublease the current office space.

13. Stock Options

      The Company has four stock option plans: the Wackenhut Corrections Corporation 1994 Stock Option Plan (First Plan), the Wackenhut Corrections Corporation Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan). All outstanding options vested immediately upon the Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

      A summary of the status of the Company’s four stock option plans is presented below.

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
Fiscal Year	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,417,102	$12.40	1,315,202	$12.70	1,132,634	$14.21
Granted	330,000	15.41	248,500	9.40	301,000	8.45
Exercised	268,396	4.72	86,200	4.60	4,032	2.97
Forfeited/ Cancelled	68,400	18.67	60,400	17.75	114,400	16.79

Options outstanding at end of year	1,410,306	14.26	1,417,102	12.40	1,315,202	12.70

Options exercisable at year end	1,410,306	$14.26	1,079,202	$12.61	960,102	$11.94

      The following table summarizes information about the stock options outstanding at December 29, 2002:

Options Outstanding				Options Exercisable

		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 3.75 — $ 3.75	81,406	1.4	$3.75	81,406	$3.75
$ 7.88 — $ 9.30	467,300	7.6	8.85	467,300	8.85
$11.88 – $13.75	77,000	3.5	11.94	77,000	11.94
$14.69 – $16.88	354,000	8.9	15.38	354,000	15.38
$18.38 – $21.50	248,600	5.5	19.56	248,600	19.56
$22.63 – $25.06	169,500	4.7	24.31	169,500	24.31
$26.13 – $26.88	12,500	5.5	26.28	12,500	26.28

	1,410,306	6.6	$14.26	1,410,306	$14.26

      The Company had 148,674 options available to be granted at December 29, 2002 under the aforementioned stock plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

Pro Forma Disclosures	2002	2001	2000

	(In thousands, except per share data)
Pro forma net income	$20,441	$18,401	$15,872
Pro forma basic net earnings per share	$ 0.97	$ 0.88	$ 0.75
Pro forma diluted net earnings per share	$ 0.96	$ 0.87	$ 0.75
Pro forma weighted average fair value of options granted	$ 5.25	$ 5.15	$ 4.90
Risk free interest rates	2.37%–3.47%	4.61%–5.04%	5.77%–6.70%
Expected lives	4-8 years	4-8 years	4-8 years
Expected volatility	49%	52%	54%

14. Retirement and Deferred Compensation Plans

      The Company has two noncontributory defined benefit pension plans covering certain of its executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchases and is the beneficiary of life insurance policies for certain participants enrolled in the plans.

      The assumptions for the discount rate and the average increase in compensation used in determining the pension expense and funded status information are 6.5% and 5.5%, respectively. Prior to 2001, the Company used a discount rate of 7.5%.

      The total pension expense for 2002, 2001, and 2000 was $0.4 million, $0.2 million, and $0.4 million, respectively. The accumulated benefit obligation at year-end 2002 and 2001 was $0.5 million and $0.2 million, respectively and is included in “Other liabilities” in the accompanying consolidated balance sheets.

      In 2001, the Company established non-qualified deferred compensation agreements with three key executives providing for fixed annual benefits ranging from $150,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In March 2002, the Company and the executives agreed to amend the retirement agreements to provide for a lump sum payment at an accelerated retirement age of 55 and to enter into employment agreements upon a change in control.

      The Merger between TWC and Group 4 Falck triggered change in control provisions in the three key executives’ employment and retirement agreements. The employment agreements entitle the executives, if they remain employed by the Company for at least two years following the Merger, to twenty-four consecutive monthly payments equal, in total, to three times each executive’s 2002 salary plus bonus. In addition, the change in control accelerated the executive’s eligibility for retirement from age 60 to 55 and provided for a one-time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement.

      The cost of these revised agreements is being charged to expense and accrued using a present value method over the expected remaining terms of employment. The charge to expense for the amended agreements for 2002 was $3.1 million. Currently, the plan is not funded. Subsequent to year-end, the Company and the executives amended the agreements to defer the retirement payment until the respective executives actually retire, no sooner than age 55. The Company expects to payout approximately $3.1 million related to the change in control provisions per the employment agreements in 2003 and approximately $1.3 million in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      The accumulated benefit obligation of $7.1 million and $4.1 million at year-end 2002 and 2001 is included in “Other liabilities” in the accompanying consolidated balance sheet. The unamortized prior service cost of $1 million is included in “Other noncurrent assets” in the accompanying consolidated financial statements and is being amortized over the estimated remaining service periods ranging from three to thirteen years.

      The Company has established a deferred compensation agreement for non-employee directors, which allows eligible directors to defer their compensation in either the form of cash or stock. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of zero, $0.1 million and $0.2 million for 2002, 2001, and 2000, respectively. Payouts under the plan were approximately $0.1 million in 2002. The liability for the deferred compensation was $0.4 million and $0.5 million at year-end 2002 and 2001, respectively, and is included in “Accrued expenses” in the accompanying consolidated balance sheets.

      The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in the Company’s qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The expense recognized by the Company in 2002, 2001, and 2000 was $0.2 million, $0.3 million and $0.4 million, respectively. The liability for this plan at year-end 2002 and 2001 was $1.3 million and $1.1 million, respectively, and is included in “Accrued expenses” in the accompanying consolidated balance sheets.

15. Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 29, 2002 and December 30, 2001, is as follows:

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$140,182	$141,192	$141,706	$145,532
Operating income	$5,918	$7,483	$7,613	$6,862
Net income	$5,183	$5,405	$5,358	$5,555
Basic earnings per share	$0.25	$0.26	$0.25	$0.26
Diluted earnings per share	$0.24	$0.25	$0.25	$0.26

2001
Revenues	$135,003	$141,715	$142,207	$143,148
Operating income	$2,543	$6,417	$9,046	$6,178
Net income	$2,632	$5,323	$5,843	$5,581
Basic earnings per share	$0.13	$0.25	$0.28	$0.27
Diluted earnings per share	$0.12	$0.25	$0.27	$0.26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Wackenhut Corrections Corporation

      We have audited the accompanying consolidated balance sheet of Wackenhut Corrections Corporation as of December 29, 2002, and the related consolidated statements of income, cash flows and shareholders’ equity for the year then ended. The consolidated financial statements of the Company as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations and whose report dated February 6, 2002, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wackenhut Corrections Corporation as of December 29, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

      As discussed above, the consolidated financial statements of the Company as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and goodwill related to equity investees to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

West Palm Beach, Florida

February 11, 2003

      THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

      We have audited the accompanying consolidated balance sheets of Wackenhut Corrections Corporation (a Florida corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wackenhut Corrections Corporation and subsidiaries as of December 30, 2001 and December 31 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,

February 6, 2002

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of
Wackenhut Corrections Corporation:

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. They include amounts based on judgments and estimates.

      Representation in the consolidated financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management’s responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that the Company’s assets are controlled and safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.

      The consolidated financial statements have been audited by Ernst & Young LLP, independent certified public accountants, whose appointment was ratified by the Company’s shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with auditing standards generally accepted in the United States. As part of this audit, Ernst & Young LLP considered the Company’s system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.

      The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent certified public accountants and the Company’s internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent certified public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.

GEORGE C. ZOLEY
Chairman and Chief Executive Officer

WAYNE H. CALABRESE
Vice Chairman, President and Chief Operating Officer

JOHN G. O’ROURKE
Senior Vice President
Chief Financial Officer and Treasurer

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required by Items 10, 11, 12, and 13 of Form 10-K (except such information as is furnished in a separate caption “Executive Officers of the Company” and included below) will be contained in, and is incorporated by reference from, the proxy statement (with the exception of the Board Compensation Committee Report and the Performance Graph) for the Company’s 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 14. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13-a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report.

      (b) Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements.

Report of Independent Certified Public Accountants — Page 60

Consolidated Balance Sheets — December 29, 2002 and December 30, 2001 — Page 36

Consolidated Statements of Income — Fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000 — Page 35

Consolidated Statements of Cash Flows — Fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000 — Page 37

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000 — Page 38

Notes to Consolidated Financial Statements — Pages 39 through 59

          2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 71

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

      3. Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.
3.2**	—	Bylaws of Wackenhut Corrections Corporation.
4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).
4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.
10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.
10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.
10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.
10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.
10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.
10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).
10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.
10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.
10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).
10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).
10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.18*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.
10.19*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.
10.20*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.
10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).
10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.
10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.
21.1*	—	Subsidiaries of Wackenhut Corrections Corporation.
23.1*	—	Consent of Independent Certified Public Accountants.
24.1*	—	Powers of Attorney (included as part of the signature page hereto).
99.1*	—	CEO Certification.
99.2*	—	CFO Certification.

*	Filed herewith.
**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).
****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

      (b) Reports on Form 8-K. Wackenhut Corrections Corporation filed a Form 8-K, Item 2, on December 27, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

/s/ JOHN G. O’ROURKE

John G. O’Rourke
Senior Vice President of Finance, Treasurer &
Chief Financial Officer

Date: March 20, 2002

      Each person whose signature appears below hereby constitutes and appoints John G. O’Rourke, Senior Vice President of Finance, Treasurer and Chief Financial Officer; David N.T. Watson, Vice President of Finance, Chief Accounting Officer, Assistant Secretary, and Assistant Treasurer; and John J. Bulfin, Senior Vice President, General Counsel and Corporate Secretary; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

* George C. Zoley	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 20, 2003

/s/ JOHN G. O’ROURKE John G. O’Rourke	Senior Vice President of Finance, Treasurer & Chief Financial Officer (principal financial officer)	March 20, 2003

/s/ DAVID N.T. WATSON David N.T. Watson	Vice President of Finance, Chief Accounting Officer, Assistant Secretary & Assistant Treasurer (principal accounting officer)	March 20, 2003

* Lars Norby Johansen	Director	March 20, 2003

* Soren Lundsberg-Nielsen	Director	March 20, 2003

* Wayne H. Calabrese	Vice Chairman of the Board, President and Director	March 20, 2003

Signature	Title	Date

* Norman A. Carlson	Director	March 20, 2003

* Benjamin R. Civiletti	Director	March 20, 2003

* Anne N. Foreman	Director	March 20, 2003

* G. Fred DiBona, Jr.	Director	March 20, 2003

* Richard H. Glanton	Director	March 20, 2003

*By: /s/ JOHN G. O’ROURKE John G. O’Rourke Attorney-in-fact

CERTIFICATIONS

I, George C. Zoley, certify that:

1.	I have reviewed this annual report on Form 10-K of Wackenhut Corrections Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 20, 2003	/s/ GEORGE C. ZOLEY George C. Zoley Chief Executive Officer

CERTIFICATIONS

I, John G. O’Rourke, certify that:

1.	I have reviewed this annual report on Form 10-K of Wackenhut Corrections Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

c)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 20, 2003	/s/ JOHN G. O’ROURKE John G. O’Rourke Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Wackenhut Corrections Corporation

      We have audited the accompanying consolidated balance sheet of Wackenhut Corrections Corporation as of December 29, 2002, and the related consolidated statements of income, cash flows and shareholders’ equity for the year then ended. The consolidated financial statements of the Company as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations and whose report dated February 6, 2002 expressed an unqualified opinion on those statements. Our audit also included the 2002 financial information included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wackenhut Corrections Corporation at December 29, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial information included in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

      As discussed above, the consolidated financial statements of the Company as of December 30, 2001 and for each of the two years in the period ended December 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and goodwill related to equity investees to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

West Palm Beach, Florida

February 11, 2003

      THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wackenhut Corrections Corporation’s 2001 Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in item 14(a)2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,

February 6, 2002.

SCHEDULE II

WACKENHUT CORRECTIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

				Deductions,
	Balance at	Charged to	Charged	Actual	Balance at
	Beginning	Cost and	to Other	Charge-	End of
Description	of Period	Expenses	Accounts	Offs	Period

	(In thousands)
Year Ended December 29, 2002:
Allowance for doubtful accounts	$2,557	$2,368	$—	$(3,281)	$1,644

Year Ended December 30, 2001:
Allowance for doubtful accounts	$1,262	$3,636	$—	$(2,341)	$2,557

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,499	$1,755	$—	$(1,992)	$1,262

EXHIBIT INDEX

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.
3.2**	—	Bylaws of Wackenhut Corrections Corporation.
4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).
4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.
10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.
10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.
10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.
10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.
10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.
10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).
10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.
10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.
10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).
10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).
10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.18*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.
10.19*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.
10.20*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.
10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).
10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.
10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.
21.1*	—	Subsidiaries of Wackenhut Corrections Corporation.
23.1*	—	Consent of Independent Certified Public Accountants.
24.1*	—	Powers of Attorney (included as part of the signature page hereto).
99.1*	—	CEO Certification.
99.2*	—	CFO Certification.

*	Filed herewith.
**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).
****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.