Form 10-Q
period 2003-03-30
WACKENHUT CORRECTIONS CORP
filed 2003-05-14
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to

Commission file number 1-14260

WACKENHUT CORRECTIONS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0043078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700, Boca Raton, Florida	33487

(Address of principal executive offices) (Zip code)

(561) 893-0101

(Registrant’s telephone number, including area code)

4200 Wackenhut Drive #100, Palm Beach Gardens, Florida 33410-4243

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

At May 12, 2003, 21,278,286 shares of the registrant’s Common Stock were issued and outstanding.

WACKENHUT CORRECTIONS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following condensed consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2003.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
MARCH 30, 2003 AND MARCH 31, 2002
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Revenues	$145,254	$140,182
Operating expenses (including amounts related to The Wackenhut Corporation (“TWC”) of $0 and $5,927))	123,300	123,664
Depreciation and amortization	3,313	2,485

Contribution from operations	18,641	14,033
G&A expense (including amounts related to TWC of $655 and $814)	8,935	8,115

Operating income	9,706	5,918
Interest income (including amounts related to TWC of $0 and $1)	1,129	999
Interest expense (including amounts related to TWC of $0 and ($18))	(3,003)	(848)

Income before income taxes and equity in earnings of affiliates	7,832	6,069
Provision for income taxes	3,280	2,472

Income before equity in earnings of affiliates	4,552	3,597
Equity in earnings of affiliates, net of income tax provision of $449 and $1,007	620	1,586

Net income	$5,172	$5,183

Basic earnings per share:
Net income	$0.24	$0.25

Basic weighted average shares outstanding	21,246	20,977

Diluted earnings per share:
Net income	$0.24	$0.24

Diluted weighted average shares outstanding	21,325	21,276

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2003 AND DECEMBER 29, 2002
(In thousands except share data)

	March 30, 2003	December 29, 2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$48,324	$35,240
Accounts receivable, less allowance for doubtful accounts of $1,238 and $1,644	86,207	84,737
Deferred income tax asset	7,632	7,161
Other	7,320	12,445

Total current assets	149,483	139,583

Property and equipment, net	205,931	206,466
Investments in and advances to affiliates	20,371	19,776
Deferred income tax asset	1,069	119
Direct finance lease receivable	34,013	30,866
Other non current assets	4,675	5,848

	$415,542	$402,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,178	$10,138
Accrued payroll and related taxes	16,166	17,489
Accrued expenses	41,944	43,046
Current portion of deferred revenue	1,837	2,551
Current portion of long-term debt and non-recourse debt	1,770	1,770

Total current liabilities	75,895	74,994

Deferred revenue	7,579	7,348
Other	14,578	13,058
Long-term debt	123,750	123,750
Non-recourse debt	34,013	30,866
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,245,620 shares issued and outstanding	212	212
Additional paid-in capital	63,500	63,500
Retained earnings	116,509	111,337
Accumulated other comprehensive loss	(20,494)	(22,407)

Total shareholders’ equity	159,727	152,642

	$415,542	$402,658

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
MARCH 30, 2003 AND MARCH 31, 2002
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Cash flows from operating activities:
Net income	$5,172	$5,183
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization	3,313	2,485
Deferred tax (benefit) provision	(1,474)	1,033
Provision for doubtful accounts	104	87
Equity in earnings of affiliates, net of tax	(620)	(1,586)
Changes in assets and liabilities —
(Increase) decrease in assets:
Accounts receivable	(401)	3,736
Other current assets	5,432	(5,960)
Other assets	135	2,257
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,179	(9,238)
Accrued payroll and related taxes	(1,521)	431
Deferred revenue	(483)	(694)
Other liabilities	1,520	1,430

Net cash provided by (used in) operating activities	13,356	(836)

Cash flows from investing activities:
Investments in and advances to affiliates	(118)	(768)
Capital expenditures	(2,224)	(1,573)

Net cash used in investing activities	(2,342)	(2,341)

Cash flows from financing activities:
Proceeds from non-recourse debt	972	—

Net cash provided by financing activities	972	—

Effect of exchange rate changes on cash	1,098	1,332

Net increase (decrease) in cash	13,084	(1,845)
Cash, beginning of period	35,240	46,099

Cash, end of period	$48,324	$44,254

Supplemental disclosures:
Cash paid for income taxes	$2,600	$917

Cash paid for interest	$2,176	$80

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 20, 2003 for the fiscal year ended December 29, 2002. Certain prior period amounts have been reclassified to conform with current period financial statement presentations.

     RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under intrinsic value method APB Opinion No. 25, under which no compensation has been recognized. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company currently does not intend to change its policy with regard to stock based compensation and there was no impact on the Company’s financial position, results of operations or cash flows upon adoption.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     SIGNIFICANT ACCOUNTING POLICIES (continued)

Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended	Three Months Ended
	March 30, 2003	March 31, 2002

	(In thousands, except per share data)
Net income:
As reported	$5,172	$5,183
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	75	1,001
Pro forma	5,097	4,182
Basic earnings per share:
As reported	$0.24	$0.25
Pro forma	0.24	0.20
Diluted earnings per share:
As reported	$0.24	$0.24
Pro forma	0.24	0.20

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the

	Three Months Ended	Three Months Ended
	March 30, 2003	March 31, 2002

Expected volatility factor	49%	49%
Approximate risk free interest rate	2.56%	1.95%
Expected lives	4.5 years	2.6 years

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements. This statement is a forward-looking statement within the meaning of the Private Securities Litigation Act. See “Forward-Looking Statements” on page 16.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.     DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Revenues
Domestic operations	$113,505	$111,861
International operations	31,749	28,321

Total revenues	$145,254	$140,182

Operating Income
Domestic operations	$8,926	$5,721
International operations	780	197

Total operating income	$9,706	$5,918

	As of

	March 30, 2003	December 29, 2002

Long-lived Assets
Domestic operations	$199,604	$200,258
International operations	6,327	6,208

Total long-lived assets	$205,931	$206,466

Long-lived assets consist of property and equipment.

The Company has affiliates (50% or less owned) that provide correctional detention facilities management, home monitoring and court escort services in the United Kingdom. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands):

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Statement of Operations Data
Revenues	$50,981	$45,551
Operating income	1,596	11,049
Net income	1,037	4,314
Balance Sheet Data
Current assets	$100,688	$91,741
Noncurrent assets	299,881	276,299
Current liabilities	43,312	37,541
Noncurrent liabilities	317,894	300,833
Stockholders’ equity	39,363	29,666

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.     DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company’s equity affiliate in the United Kingdom has entered into interest rate swaps to fix the interest rate it receives on its variable rate credit facility. Management of the Company has determined the swaps to be effective cash flow hedges. Accordingly, the Company records its share of the affiliates’ change in other comprehensive income. The swaps fair value approximated $12.1 million, net of tax, and $11.9 million, net of tax, at March 30, 2003 and December 29, 2002, respectively, and are reflected as a component of accumulated other comprehensive loss in the Company’s financial statements.

During 2000, the Company began developing a correctional facility and preparing the facility for operation in South Africa through 50% owned foreign affiliates. In February 2002, the Company successfully opened the 3,024-bed maximum security correctional facility. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002

Statement of Operations Data
Revenues	$8,239	$791
Operating income (loss)	2,435	(1,148)
Net income (loss)	203	(1,140)
Balance Sheet Data
Current assets	$7,580	$2,718
Noncurrent assets	52,045	37,022
Current liabilities	3,268	1,423
Noncurrent liabilities	56,468	36,689
Stockholders’ (deficit) equity	(111)	1,628

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.     COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company’s comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Net income	$5,172	$5,183
Change in foreign currency translation, net of income tax expense of $1,408 and $786, respectively	2,202	1,230
Minimum pension liability adjustment, net of income tax expense of $65	101	—
Unrealized (loss) gain on derivative instruments, net of income tax benefit (expense) of $249 and ($308), respectively	(390)	482

Comprehensive income	$7,085	$6,895

4.     EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data):

	Thirteen Weeks Ended

	March 30, 2003	March 31, 2002

Net Income	$5,172	$5,183
Basic earnings per share:
Weighted average shares
Outstanding	21,246	20,977

Per share amount	$0.24	$0.25

Diluted earnings per share:
Weighted average shares
Outstanding	21,246	20,977
Effect of dilutive securities:
Employee and director stock
Options	79	299

Weighted average shares assuming dilution	21,325	21,276

Per share amount	$0.24	$0.24

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.     EARNINGS PER SHARE (CONTINUED)

Options to purchase 951,600 shares of the Company’s common stock, with exercise prices ranging from $9.51 to $26.88 per share and expiration dates between 2005 and 2013, were outstanding at March 30, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At March 31, 2002, options to purchase 476,600 shares of the Company’s common stock, with exercise prices ranging from $16.88 to $26.88 and expiration dates between 2006 and 2009, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

5.     LONG-TERM DEBT

On December 12, 2002, the Company entered into a $175 million Senior Secured Credit Facility (the “Senior Credit Facility”) consisting of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $125 million, 6-year term loan (the “Term Loan Facility”). Borrowings under the Term Loan Facility and corporate cash were used to purchase four correctional facilities in operation under the Company’s $154.3 million operating lease facility. The purchase price totaled approximately $155 million, which included related fees and expenses. Simultaneous with the closing of the Senior Credit Facility, the Company terminated its $154.3 million operating lease facility and $30 million multi-currency revolving credit facility, both of which would have expired on December 18, 2002.

The Revolving Credit Facility contains a $30 million limit for the issuance of standby letters of credit. At March 30, 2003, $125 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there was $18.7 million outstanding under letters of credit. At March 30, 2003, $31.3 million of the Revolving Credit Facility was available to the Company for working capital, acquisitions, general corporate purposes, and for restricted payments as defined in the Senior Credit Facility.

The Senior Credit Facility permits the Company to make certain restricted payments such as the repurchase of Company common stock. At March 30, 2003, the Company had $15 million available for restricted payments. The amount of permitted restricted payments may increase upon the Company’s generation of excess cash flow and under certain permitted asset sales.

Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio. Indebtedness under the Term Loan Facility bears interest at LIBOR + 400 basis points, with a minimum LIBOR rate of 2.0% during the first 18-months. As LIBOR was below 2.0% at March 30, 2003, the effective rate on the Company’s term loan borrowings was 6.0%.

Obligations under the Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

The Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, and to limit the amount of annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions. The Company was in compliance with the covenants of the Senior Credit Facility as of March 30, 2003.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     LONG-TERM DEBT (CONTINUED)

At March 30, 2003, the Company also had outstanding eleven letters of guarantee totaling approximately $6 million under separate international facilities.

The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined that the swap is an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of March 30, 2003 and December 29, 2002 was $5.1 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

6.     COMMITMENTS AND CONTINGENCIES

     FACILITIES

In fiscal 2002, the Company had been notified by the Texas Youth Commission of a declining need for beds in the Coke County Texas Facility. However, the operating and management contract was renewed during 2003 for one year by the Texas Youth Commission and is effective through March 31, 2004.

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the “Broward Facility”), from Correctional Properties Trust (“CPV”) under the terms of a non-cancelable lease, which expires on April 28, 2008. The Company operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff’s Department under the terms of a correctional services contract that was renewed effective February 17, 2003 for an additional eight-month term. The Broward County Sheriff’s Department previously advised the Company of the County’s declining need for the usage of the Broward Facility, and accordingly, the renewed contract reduced the number of beds in the facility reserved for use by the County. Therefore, the Company initiated discussions with the Immigration and Naturalization Service (the “INS”), which expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. The INS executed a correctional services management contract with the Company for 72 beds in the Broward Facility, effective from August 1, 2002 through September 30, 2003. Effective January 2003, the INS increased the scope of the contract to house up to 150 detainees. The Company’s remaining obligation under the lease with CPV is approximately $8.5 million.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     FACILITIES (CONTINUED)

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated. The Company incurred an operating charge of $1.1 million during fiscal 2002 related to the Company’s lease of the inactive Facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. If the Company is unable to sublease or find an alternative correctional use for the Facility by that time, an additional operating charge will be required. The remaining obligation, exclusive of the reserve for losses through early 2004, on the Jena lease through the contractual term of 2009 is approximately $11 million.

The Company, through Premier Custodial Group Limited (“PCG”), a 50 percent owned joint venture in the United Kingdom, operates the 400-bed Youthful Offender Institution at Ashfield (the “Ashfield Facility”). During 2002, due to operational issues, the UK Prison Service reduced payment from 400 available prisoner places, as defined in the contract, to actual occupied places. Due to certain operational issues, the UK Prison Service for the periods May 23, 2002 through October 23, 2002, and from December 2, 2002 through February 28, 2003, paid PCG only for the number of beds actually occupied, which averaged approximately 200 during these periods. As a result, PCG’s revenues for the Ashfield Facility were reduced by approximately half during these periods. In addition, PCG incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. PCG has implemented a comprehensive plan for addressing these operational issues. The Prison Service has audited and accepted the facility’s operations. Revenues based on available prisoner places were restored February 28, 2003.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary. The Company is continuing to operate the centers under its current contract, which is due to expire on or before June 23, 2003 but may be extended by the government if negotiations are not completed with the successful tenderer. To date these negotiations have not been completed and the Department has not extended our contract. If negotiations are not successful, WCC’s Australian subsidiary is the only other qualified tender for consideration. During the first quarter 2003, the contract with DIMIA represented approximately 11% of the Company’s revenue.

     TWC MERGER WITH GROUP 4 FALCK

On May 8, 2002, TWC consummated a merger (the “Merger”) with a wholly owned subsidiary of Group 4 Falck A/S (“Group 4 Falck”), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck became the indirect beneficial owner of 12 million shares in the Company. The Company’s common stock continues to trade on the New York Stock Exchange.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     TWC MERGER WITH GROUP 4 FALCK (CONTINUED)

On May 8, 2003, the Company announced an agreement to sell its one-half interest in its UK joint venture to Serco Investments Limited (“Serco”) at a price equal to 90 percent of its fair market value, as determined by a panel of valuation experts. The Company expects the fair value determination will be completed by mid-July 2003. The Company has dismissed its lawsuit in the UK challenging Serco’s claimed right to acquire the Company’s interest in the joint venture as a result of the merger.

     LEGAL

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former WCC California employees. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action.

The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for routine litigation incidental to the business of the Company, and the matters set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

7.     SUBSEQUENT EVENTS

On May 1, 2003, Wackenhut Corrections Corporation (the “Company”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Group 4 Falck A/S, the Company’s 57% majority shareholder (“Group 4 Falck”), The Wackenhut Corporation, the Company’s former parent company (“TWC”) and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”). Pursuant to the Share Purchase Agreement, the Company will repurchase from Group 4 Falck all 12,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), beneficially owned by Group 4 Falck and held of record by Tuhnekcaw (the “Transaction”). The Company will pay Group 4 Falck a purchase price of $132 million in cash

The Transaction was negotiated by a special committee of the Company’s board of directors and approved by the independent directors on the Company’s board. The special committee retained independent legal and financial advisers to assist it in the evaluation of the Transaction. The special committee received a fairness opinion from Legg Mason, its independent financial advisor, stating that the consideration being paid in connection with the Transaction is fair from a financial point of view to the shareholders of the Company other than Group 4 Falck and its affiliates.

Under the terms of the Share Purchase Agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any voting securities of the Company during a one-year standstill period following the closing of the Transaction. Following the Transaction, it is anticipated that the Company will have approximately 9.4 million shares of Common Sock outstanding.

Upon the closing of the Transaction, the Agreement dated March 7, 2002 by and among the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, will be terminated and the two Group 4 Falck representatives currently serving on the Company’s board of directors, Lars Norby Johansen and Soren Lundsberg Nielsen, will resign. Also to be terminated upon the closing of the Transaction is a March 7, 2002 agreement wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s UK joint venture interest in the event pending litigation related to the sale of TWC to Group 4 Falck were to result in a court order that the Company sell its interest in the joint venture to its partner, Serco Investments Limited (“Serco”). The Company has since agreed to sell its UK joint venture interest to Serco at a price equal to 90% of its fair market value, as determined by a panel of valuation experts. It is expected that the fair market value determination will be completed by mid-July 2003.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     SUBSEQUENT EVENTS (CONTINUED)

In addition, assuming the closing of the Transaction, the Services Agreement (the “Services Agreement”), dated October 28, 2002, between the Company and TWC, will be terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to Group 4 Falck under the Services Agreement. Pursuant to the Services Agreement, Group 4 Falck was scheduled to provide the Company with information systems related services through December 31, 2004. The Company will handle those services internally beginning January 1, 2004.

The sublease between the TWC, as sublessor, and the Company, as sublessee, will also be terminated upon the closing of the Transaction. The sublease, which covered the Company’s former corporate headquarters, was set to expire in 2011 and had a rental cost to the Company of approximately $650,000 per year. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

The completion of the Transaction is subject to the receipt of financing by the Company and to the satisfaction of customary conditions, including the continued accuracy of each party’s representations and warranties, the delivery of material third party consents and the solvency of the Company after giving effect to the Transaction. In connection with the Transaction, the Company has obtained committed financing (the “Financing”) from BNP Paribas (“BNP”) that will involve a restructuring of the Company’s existing senior secured credit facility (the “Restructured Credit Facility”) and the incurrence by the Company of new debt (the “New Debt”), with a closing anticipated by the end of June 2003.

The closing of the Financing is subject to, among other things, the following conditions: (i) there shall not have occurred any material adverse change in the business, assets, condition (financial or otherwise), operations, liabilities (whether contractual, environmental or otherwise), properties, projections or prospects of the Company and its subsidiaries taken as a whole; (ii) none of the information delivered by the Company to BNP in connection with the Financing shall be misleading or incorrect in any material respect, and BNP shall not have become aware of any matter that is inconsistent in a material and adverse manner with any of such information; (iii) there shall not have been any material disruption or material adverse change in the financial or capital markets generally or in the market for syndicated credit facilities in particular that could in the sole discretion of BNP be expected to materially adversely affect the Financing, (iv) BNP shall had had a reasonable opportunity and period of time in which to complete the Financing; and (v) other customary closing conditions shall have been satisfied.

The Restructured Credit Facility will consist of a term loan for a principal amount of approximately $100 million and a revolving credit facility of an additional $50 million. The New Debt will be for a principal amount of approximately $150 million. It is anticipated that the Restructured Credit Facility and the New Debt will be issued at prevailing market interest rates. However, the terms of the Restructured Credit Facility and the New Debt have not yet been finalized and there can be no assurance that the interest rates applicable to them will not be materially higher than anticipated as a result of market conditions or other factors. In connection with the Financing, BNP will receive customary fees and other compensation for its services.

WACKENHUT CORRECTIONS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed with the Securities and Exchange Commission on March 20, 2003, for further discussion and analysis of information pertaining to the Company’s results of operations, liquidity and capital resources.

Forward-Looking Statements: Management’s discussion and analysis of the Company’s financial condition and results of operations and the Company’s May 1, 2003 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the impact, if any, resulting from the merger of TWC, the Company’s majority shareholder and Group 4 Falck; (2) the determination of the fair value of the Company’s United Kingdom joint venture and the resulting proceeds from the sale of the Company’s interest in the joint venture to its joint venture partner, Serco; (3) the Company’s ability to timely open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company without substantial costs; (4) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand, South Africa and the United Kingdom; (5) an increase in unreimbursed labor rates; (6) the Company’s ability to expand correctional services and diversify its services in the mental health services market; (7) the Company’s ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (8) the Company’s ability to raise capital given the short-term nature of the customers’ commitment to the use of the Company’s facilities; (9) the Company’s ability to sub-lease or coordinate the sale of the Jena, Louisiana Facility with Correctional Properties Trust (“CPV”) or otherwise reactivate the facility; (10) the Company’s ability to project the size and growth of the U.S. privatized corrections industry; (11) the Company’s ability to estimate the government’s level of dependency on contract services; (12) the Company’s ability to create long-term earnings visibility; (13) the Company’s ability to obtain future low-interest financing; (14) the Company’s exposure to rising general insurance costs; (15) the Company’s ability to complete the repurchase of the 12 million shares of common stock held by Group 4 Falck and (16) other future factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and other factors contained in the Company’s Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, and its current Form 10-K, 10-Q and 8-K reports.

WACKENHUT CORRECTIONS CORPORATION

     CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 2 to our financial statements on Form 10-K for the year ended December 29, 2002. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

     PROPERTY AND EQUIPMENT

As of March 30, 2003, the Company had approximately $206 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

WACKENHUT CORRECTIONS CORPORATION

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are from operations and borrowings under its credit facilities. Cash and cash equivalents as of March 30, 2003 were $48.3 million, an increase of $13.1 million from December 29, 2002.

Cash provided by operating activities amounted to $13.4 million in the thirteen weeks ended March 30, 2003 (“First Quarter 2003”) versus cash used in operating activities of $0.8 million in the thirteen weeks ended March 31, 2002 (“First Quarter 2002”) primarily reflecting a decrease in other current assets and an increase in accounts payable and accrued expenses offset by a decrease in accrued payroll and related taxes.

Cash used in investing activities remained constant at $2.3 million for both the First Quarter 2003 and First Quarter 2002.

There was $1 million in cash provided by financing activities in the First Quarter 2003 as compared to no cash provided by financing activities in First Quarter 2002. The increase was due to additional proceeds from non-recourse debt.

WACKENHUT CORRECTIONS CORPORATION

Working capital increased from $64.6 million at December 29, 2002 to $73.6 million at March 30, 2003 primarily due to the increase in cash offset by a decrease in other current assets.

On December 12, 2002, the Company entered into a $175 million Senior Secured Credit Facility (the “Senior Credit Facility”) consisting of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $125 million, 6-year term loan (the “Term Loan Facility”). Borrowings under the Term Loan Facility and corporate cash were used to purchase four correctional facilities in operation under the Company’s $154.3 million operating lease facility. The purchase price totaled approximately $155 million, which included related fees and expenses. Simultaneous with the closing of the Senior Credit Facility, the Company terminated its $154.3 million operating lease facility and $30 million multi-currency revolving credit facility, both of which would have expired on December 18, 2002.

The Revolving Credit Facility contains a $30 million limit for the issuance of standby letters of credit. At March 30, 2003, $125 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there was $18.7 million outstanding under letters of credit. At March 30, 2003, $31.3 million of the Revolving Credit Facility was available to the Company for working capital, acquisitions, general corporate purposes, and for restricted payments as defined in the Senior Credit Facility.

The Senior Credit Facility permits the Company to make certain restricted payments such as the repurchase of Company common stock. At March 30, 2003, the Company had $15 million available for restricted payments. The amount of permitted restricted payments may increase upon the Company’s generation of excess cash flow and under certain permitted asset sales.

Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio. Indebtedness under the Term Loan Facility bears interest at LIBOR + 400 basis points, with a minimum LIBOR rate of 2.0% during the first 18-months. As LIBOR was below 2.0% at March 30, 2003, the effective rate on the Company’s term loan borrowings was 6.0%.

Obligations under the Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

The Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum net worth, and to limit that amount of annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions. The Company was in compliance with the covenants of the Senior Credit Facility as of March 30, 2003.

At March 30, 2003, the Company also had outstanding eleven letters of guarantee totaling approximately $6 million under separate international facilities.

The Company’s liquidity and capital resources may be materially impacted by the Share Repurchase Agreement with Group 4 Falck. See Item 5. Other Information.

WACKENHUT CORRECTIONS CORPORATION

The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined that the swap is an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of March 30, 2003 and December 29, 2002 was $5.1 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

WACKENHUT CORRECTIONS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Comparison of Thirteen Weeks Ended March 30, 2003 and Thirteen Weeks Ended March 31, 2002

Revenues increased by 3.6% to $145.3 million in the thirteen weeks ended March 30, 2003 from $140.2 million in the thirteen weeks ended March 31, 2002. The increase in revenues is the result of contractual adjustments for inflation and improved terms negotiated into a number of our contracts and a strengthening of the Australian dollar from the First Quarter 2002. Specifically, revenue increased approximately $3.4 million in First Quarter 2003 compared to First Quarter 2002 due to a strengthening of the Australian dollar from the first quarter of 2002. Additionally, domestic U.S revenues increased approximately $5.4 million dollars due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. This increase was partially reduced by approximately $3.7 million in First Quarter 2003 compared to First Quarter 2002 due to the closure of the Bayamon Correctional Facility and Southbay – Sexually Violent Predators Unit as well as a reduction in compensated resident days at the Coke County Correctional Facility

The number of compensated resident days in domestic facilities increased to 2,302,787 in First Quarter 2003 from 2,275,982 in First Quarter 2002. The average facility occupancy in domestic facilities was 99.3% of capacity in First Quarter 2003 compared to 97.4% in First Quarter 2002. Compensated resident days in Australian facilities decreased to 396,890 from 461,271 for the comparable periods primarily due to lower population levels at the immigration and detention centers.

Operating expenses decreased by 0.3% to $123.3 million in First Quarter 2003 compared to $123.7 million in First Quarter 2002. As a percentage of revenue, operating expenses decreased to 84.9% in First Quarter 2003 from 88.2% in the comparable period in 2002. This slight decrease is attributable to savings from our newly established workers’ compensation and general liability insurance programs and the purchase in December 2002 of four previously leased facilities offset by increased payroll related costs. Previously the lease expense associated with these properties was included in operating expense. The interest cost associated with purchasing the properties is included in interest expense.

Depreciation and amortization increased by 33.3% to $3.3 million in First Quarter 2003 compared to $2.5 million in First Quarter 2002. As a percentage of revenue, depreciation and amortization increased to 2.3% in First Quarter 2003 from 1.8% in the comparable period in 2002. This increase is attributable to the purchase of previously leased facilities for approximately $155 million in December 2002.

Contribution from operations increased 32.8% to $18.6 million in First Quarter 2003 from $14 million in First Quarter 2002. As a percentage of revenue, contribution from operations increased to 12.8% in First Quarter 2003 from 10.0% in First Quarter 2002. This increase is primarily due to the factors discussed above.

General and administrative expenses increased 10.1% to $8.9 million in First Quarter 2003 from $8.1 million in First Quarter 2002. As a percentage of revenue, general and administrative expenses increased to 6.2% in First Quarter 2003 from 5.8% in First Quarter 2002. The increase relates to increased deferred compensation costs for senior executive compensation agreements as well as payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002.

WACKENHUT CORRECTIONS CORPORATION

Operating income increased by 64.0% to $9.7 million in First Quarter 2003 from $5.9 million in First Quarter 2002. As a percentage of revenue, operating income increased to 6.7% in First Quarter 2003 from 4.2% in First Quarter 2002 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $1.1 million during First Quarter 2003 compared to $1 million in First Quarter 2002.

Interest expense was $3 million during First Quarter 2003 compared to $0.8 million in First Quarter 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155 million in December 2002. Previously, these properties were leased and the lease costs were included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Income before income taxes and equity in earnings of affiliates increased to $7.8 million in First Quarter 2003 from $6.1 million in First Quarter 2002 due to the factors described above.

Provision for income taxes increased to $3.3 million in First Quarter 2003 from $2.5 million in First Quarter 2002 due to higher taxable income and a higher effective tax rate.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.6 million in First Quarter 2003 from $1.6 million in First Quarter 2002 due to performance issues at the Ashfield facility in the United Kingdom.

Net income remained constant at $5.2 million in First Quarter 2003 and First Quarter 2002 as a result of the factors described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, for discussion pertaining to the Company’s exposure to certain market risks. There have been no material changes in the disclosure for the thirteen weeks ended March 30, 2003.

WACKENHUT CORRECTIONS CORPORATION

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2003, the Company announced an agreement to sell its one-half interest in its UK joint venture to Serco Investments Limited (“Serco”) at a price equal to 90 percent of its fair market value, as determined by a panel of valuation experts. The Company expects the fair value determination will be completed by mid-July 2003. As a result of the agreement, the Company has dismissed its lawsuit in the UK challenging Serco’s claimed right to acquire the Company’s interest in the joint venture as a result of the merger.

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former WCC California employees. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action. The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others. Except for routine litigation incidental to the business of the Company, and the matters set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

WACKENHUT CORRECTIONS CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2003, Wackenhut Corrections Corporation (the “Company”) entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Group 4 Falck A/S, the Company’s 57% majority shareholder (“Group 4 Falck”), The Wackenhut Corporation, the Company’s former parent company (“TWC”) and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”). Pursuant to the Share Purchase Agreement, the Company will repurchase from Group 4 Falck all 12,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), beneficially owned by Group 4 Falck and held of record by Tuhnekcaw (the “Transaction”). The Company will pay Group 4 Falck a purchase price of $132 million in cash

The Transaction was negotiated by a special committee of the Company’s board of directors and approved by the independent directors on the Company’s board. The special committee retained independent legal and financial advisers to assist it in the evaluation of the Transaction. The special committee received a fairness opinion from Legg Mason, its independent financial advisor, stating that the consideration being paid in connection with the Transaction is fair from a financial point of view to the shareholders of the Company other than Group 4 Falck and its affiliates.

Under the terms of the Share Purchase Agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any voting securities of the Company during a one-year standstill period following the closing of the Transaction. Following the Transaction, it is anticipated that the Company will have approximately 9.4 million shares of Common Sock outstanding.

Upon the closing of the Transaction, the Agreement dated March 7, 2002 by and among the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, will be terminated and the two Group 4 Falck representatives currently serving on the Company’s board of directors, Lars Norby Johansen and Soren Lundsberg Nielsen, will resign. Also to be terminated upon the closing of the Transaction is a March 7, 2002 agreement wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s UK joint venture interest in the event pending litigation related to the sale of TWC to Group 4 Falck were to result in a court order that the Company sell its interest in the joint venture to its partner, Serco Investments Limited (“Serco”). The Company has since agreed to sell its UK joint venture interest to Serco at a price equal to 90% of its fair market value, as determined by a panel of valuation experts. It is expected that the fair market value determination will be completed by mid-July 2003.

In addition, assuming the closing of the Transaction, the Services Agreement (the “Services Agreement”), dated October 28, 2002, between the Company and TWC, will be terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to Group 4 Falck under the Services Agreement. Pursuant to the Services Agreement, Group 4 Falck was scheduled to provide the Company with information systems related services through December 31, 2004. The Company will handle those services internally beginning January 1, 2004.

The sublease between the TWC, as sublessor, and the Company, as sublessee, will also be terminated upon the closing of the Transaction. The sublease, which covered the Company’s former corporate headquarters, was set to expire in 2011 and had a rental cost to the Company of approximately $650,000 per year. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

The completion of the Transaction is subject to the receipt of financing by the Company and to the satisfaction of customary conditions, including the continued accuracy of each party’s representations and warranties, the delivery of material third party consents and the solvency of the Company after giving effect to the Transaction. In connection with the Transaction, the Company has obtained committed financing (the “Financing”) from BNP Paribas (“BNP”) that will involve a restructuring of the Company’s existing senior secured credit facility (the “Restructured Credit Facility”) and the incurrence by the Company of new debt (the “New Debt”), with a closing anticipated by the end of June 2003.

The closing of the Financing is subject to, among other things, the following conditions: (i) there shall not have occurred any material adverse change in the business, assets, condition (financial or otherwise), operations, liabilities (whether contractual, environmental or otherwise), properties, projections or prospects of the Company and its subsidiaries taken as a whole; (ii) none of the information delivered by the Company to BNP in connection with the Financing shall be misleading or incorrect in any material respect, and BNP shall not have become aware of any matter that is inconsistent in a material and adverse manner with any of such information; (iii) there shall not have been any material disruption or material adverse change in the financial or capital markets generally or in the market for syndicated credit facilities in particular that could in the sole discretion of BNP be expected to materially adversely affect the Financing, (iv) BNP shall had had a reasonable opportunity and period of time in which to complete the Financing; and (v) other customary closing conditions shall have been satisfied.

The Restructured Credit Facility will consist of a term loan for a principal amount of approximately $100 million and a revolving credit facility of an additional $50 million. The New Debt will be for a principal amount of approximately $150 million. It is anticipated that the Restructured Credit Facility and the New Debt will be issued at prevailing market interest rates. However, the terms of the Restructured Credit Facility and the New Debt have not yet been finalized and there can be no assurance that the interest rates applicable to them will not be materially higher than anticipated as a result of market conditions or other factors. In connection with the Financing, BNP will receive customary fees and other compensation for its services.

Nothing in this report, including in this Item 5, shall be deemed an offer to sell or an offer to buy a security for purposes of the Securities Act of 1933, as amended.

The Share Purchase Agreement and the Company’s press release regarding the Share Purchase Agreement are included with this report as Exhibit 10.1 and Exhibit 99.3, respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

10.1	Share Purchase Agreement, dated May 1, 2003, among The Wackenhut Corporation, Tuhnekcaw, Inc., Group 4 Falck A/S and Wackenhut Corrections Corporation.

99.1	CEO Certification.

99.2	CFO Certification.

99.3	Press Release dated May 1, 2003.

(b)	Reports on Form 8-K – The Company did not file a Form 8-K during the first quarter of the fiscal year ending December 28, 2003.

WACKENHUT CORRECTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

May 14, 2003	/s/ John G. O’Rourke

Date	John G. O’Rourke Senior Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

/S/ John G. O’Rourke John G. O’Rourke Chief Financial Officer