Form 10-K/A
period 2002-12-29
WACKENHUT CORRECTIONS CORP
filed 2003-06-30
CIK 923796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14260

Wackenhut Corrections Corporation

(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

621 NW 53rd Street, Suite 700	33487
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (including area code):
(561) 622-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

None	None

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

EXHIBIT INDEX IS LOCATED ON PAGE [  ]

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000
10. Income Taxes
11. Earnings Per Share
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
SIGNATURES
SCHEDULE II
EXHIBIT INDEX
SUBSIDIARIES OF WACKENHUT CORRECTIONS CORP.
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
CONSENT OF INDEPENDENT AUDITORS
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CERTIFICATION OF CEO
CERTIFICATION OF CFO

EXPLANATORY NOTE

     This Form 10-K/A is being filed for the sole purpose of including the audited financial statements of Premier Custodial Group Limited (“PCGL”) for the years ended December 31, 2002, December 31, 2001, and December 31, 2000 as required by Rule 3-09 of Regulation S-X. PCGL is a joint venture in which Wackenhut Corrections Corporation owns a 50% interest. Item 15 is also amended to include the consents of the independent auditors relating to the above-mentioned financial statements and certifications by the Chief Financial Officer and the Chief Executive Officer.

PART II

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

	(U.S. dollars in
	thousands,
	except per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,240	$46,099
Accounts receivable, less allowance for doubtful accounts of $1,644 and $2,557	84,737	79,002
Deferred income tax asset	7,161	6,041
Other	12,445	8,990

Total current assets	139,583	140,132

PROPERTY AND EQUIPMENT, NET	206,466	53,758
INVESTMENTS IN AND ADVANCES TO AFFILIATES	19,776	15,328
DEFERRED INCOME TAX ASSET	119	716
DIRECT FINANCE LEASE RECEIVABLE	30,866	25,319
OTHER NON CURRENT ASSETS	5,848	6,770

	$402,658	$242,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,138	$14,079
Accrued payroll and related taxes	17,489	13,318
Accrued expenses	43,046	41,573
Current portion of deferred revenue and non-recourse debt	3,071	3,275
Current portion of long-term debt	1,250	—

Total current liabilities	74,994	72,245

DEFERRED REVENUE	7,348	9,817
OTHER	13,058	4,281
LONG-TERM DEBT	123,750	—
NON-RECOURSE DEBT	30,866	25,319
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,245,620 and 20,977,224 shares issued and outstanding	212	210
Additional paid-in capital	63,500	61,157
Retained earnings	111,337	89,836
Accumulated other comprehensive loss	(22,407)	(20,842)

Total shareholders’ equity	152,642	130,361

	$402,658	$242,023

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

15. Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the Company and its subsidiaries for the fiscal years ended December 29, 2002 and December 30, 2001, is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2002
Revenues	$140,182	$141,192	$141,706	$145,532
Operating income	$5,918	$7,483	$7,613	$6,862
Net income	$5,183	$5,405	$5,358	$5,555
Basic earnings per share	$0.25	$0.26	$0.25	$0.26
Diluted earnings per share	$0.24	$0.25	$0.25	$0.26

2001
Revenues	$135,003	$141,715	$142,207	$143,148
Operating income	$2,543	$6,417	$9,046	$6,178
Net income	$2,632	$5,323	$5,843	$5,581
Basic earnings per share	$0.13	$0.25	$0.28	$0.27
Diluted earnings per share	$0.12	$0.25	$0.27	$0.26

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

GEORGE C. ZOLEY
Chairman and Chief Executive Officer

WAYNE H. CALABRESE
Vice Chairman, President and Chief Operating Officer

JOHN G. O’ROURKE
Senior Vice President
Chief Financial Officer and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS

Premier Custodial Group Limited

Years ended December 31, 2002, 2001 and 2000
with Report of Independent Auditors

Premier Custodial Group Limited

Consolidated Financial Statements

Report of Independent Auditors

The Shareholders
Premier Custodial Group Limited

We have audited the accompanying consolidated balance sheets of Premier Custodial Group Limited and subsidiaries (the “Company”) as of December 31, 2002, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premier Custodial Group Limited and subsidiaries as of December 31, 2002, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and effective January 1, 2002, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

London, England
June 30, 2003

Premier Custodial Group Limited
Consolidated Balance Sheets

	December 31

	2002	2001	2000

	( in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$11,642	$11,559	$14,126
Restricted cash	16,744	15,394	14,633
Accounts receivable, less allowance for doubtful accounts of $492, $444 and $0	15,179	10,719	5,311
Prepaids and other receivables	31,467	24,785	22,874
Amounts owed by shareholder	–	7,251	7,466
Other	10,429	11,614	4,394

Total current assets	85,461	81,322	68,804
Property and equipment, net	5,770	4,668	4,758
Construction in progress	–	–	108,351
Other assets	2,788	2,586	1,594
Investment in direct finance leases	293,307	270,729	166,658
Goodwill	903	903	1,419

	$388,229	$360,208	$351,584

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$5,977	$5,954	$3,371
Accrued payroll and related taxes	7,634	6,897	3,234
Deferred revenue	5,951	3,629	1,935
Accrued expenses	4,457	4,329	11,354
Current portion of long-term debt	31,676	22,291	22,078

Total current liabilities	55,695	43,100	41,972
Long-term debt	278,468	281,182	280,906
Deferred taxes	9,761	4,787	3,089
Other	43,218	28,967	1,935
Commitments and contingencies
Shareholders’ equity:
Common stock, £0.01 par value, 1,000,000 shares authorized, 600,004 shares issued and outstanding	9	9	9
Additional paid-in capital	2,244	2,244	2,244
Retained earnings	35,058	27,030	22,506
Accumulated other comprehensive loss	(36,224)	(27,111)	(1,077)

Total shareholders’ equity	1,087	2,172	23,682

	$388,229	$360,208	$351,584

The accompanying notes are an integral part of these consolidated financial statements.

Premier Custodial Group Limited

Consolidated Statements of Income

	Year ended December 31

	2002	2001	2000

	( in thousands)
Revenues	$153,533	$121,163	$115,277
Cost of sales	132,568	104,440	96,686

Gross profit	20,965	16,723	18,591
Depreciation and amortization	2,789	2,010	2,822

Contribution from operations	18,176	14,713	15,769
General and administrative expenses	10,184	7,156	7,004

Operating income	7,992	7,557	8,765
Interest income	35,331	28,242	23,262
Interest expense	(24,772)	(20,255)	(15,957)

Income before income taxes	18,551	15,544	16,070
Provision for income taxes	7,287	5,273	7,571

Net income	$11,264	$10,271	$8,499

The accompanying notes are an integral part of these consolidated financial statements.

Premier Custodial Group Limited

Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (Loss)

Years ended December 31, 2002, 2001 and 2000

	Common Stock				Accumulated
			Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Amount	Capital	Earnings	Loss	Equity

	( in thousands, except for share data)
Balance, January 1, 2000	600,004	$9	$2,244	$14,007	$(28)	$16,232
Net income				8,499
Change in foreign currency translation					(1,049)
Total comprehensive income						7,450

Balance, December 31, 2000	600,004	9	2,244	22,506	(1,077)	23,682
Net income				10,271
Change in foreign currency translation					(696)
Cumulative effect of change in accounting principle related to derivative instruments					(24,186)
Unrealized loss on derivative instruments					(1,152)
Total comprehensive loss						(15,763)
Dividends paid				(5,747)		(5,747)

Balance, December 31, 2001	600,004	9	2,244	27,030	(27,111)	2,172
Net income				11,264
Change in foreign currency translation					2,818
Unrealized loss on derivative instruments					(11,931)
Total comprehensive income						2,151
Dividends paid				(3,236)		(3,236)

Balance, December 31, 2002	600,004	$9	$2,244	$35,058	$(36,224)	$1,087

The accompanying notes are an integral part of these consolidated financial statements.

Premier Custodial Group Limited
Consolidated Statements of Cash Flows

	Year ended December 31

	2002	2001	2000

		( in thousands)
Cash flow from operating activities
Net income	$11,264	$10,271	$8,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,789	2,010	2,822
Deferred taxes	4,454	2,126	4,308
Provision for doubtful accounts	—	445	—
Changes in assets and liabilities:
Accounts receivable	(3,111)	(5,967)	5,396
Prepaids and other receivables	(2,117)	(2,551)	(3,610)
Other current assets	2,269	(1,221)	332
Other assets	68	(1,031)	(1,623)
Accounts payable and accrued expenses	(1,155)	(4,340)	(5,169)
Deferred revenue	1,814	1,738	1,526
Accrued payroll and related taxes	3	3,729	122
Other liabilities	1,812	1,738	1,972

Net cash provided by operating activities	18,090	6,947	14,575
Cash flow from investing activities
Capital expenditures	(3,928)	(15,842)	(80,444)
Investments in direct financing leases	4,165	4,541	4,762

Net cash used in investing activities	237	(11,301)	(75,682)
Cash flow from financing activities
Increase (decrease) in cash restricted for debt service	272	(1,175)	(8,243)
Net proceeds (payments) from revolving credit facility	(3,638)	(1,862)	1,059
Proceeds from long-term debt	—	20,872	79,150
Payments on long-term debt	(20,376)	(9,863)	(7,556)
Increase (decrease) in advances due from shareholder	7,521	—	(7,607)
Payment of dividends	(3,236)	(5,747)	—

Net cash provided by (used in) financing activities	(19,457)	2,225	56,803
Effect of exchange rate changes on cash and cash equivalents	1,213	(438)	(1,451)
Net (decrease) increase in cash and cash equivalents	83	(2,567)	(5,755)
Cash and cash equivalents, beginning of period	11,559	14,126	19,881

Cash and cash equivalents, end of period	$11,642	$11,559	$14,126

Supplemental disclosures
Cash paid during the year for:
Income taxes	$7,526	$5,562	$7,120

Interest	$24,707	$20,192	$15,851

Supplemental disclosure of non-cash investing and financing activities
Assets purchased under capital lease	$346	$91	$76

Investment in direct financing lease	$—	$118,646	$—

The accompanying notes are an integral part of these consolidated financial statements.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

1. General

Premier Custodial Group Limited and subsidiaries (the Company) is a 50-50 joint venture that is owned by Serco Investments Limited (Serco) and Wackenhut Corrections Corporation (UK) Limited (WCCUK), which is a wholly owned subsidiary of Wackenhut Corrections Corporation (WCC). WCC is a majority owned subsidiary of The Wackenhut Corporation (TWC). The Company operates in one industry segment that encompasses the management of prisoners and detainees on behalf of the Home Office of the United Kingdom (Home Office) and is involved in the design, construction, management and finance of prison and detention facilities, the provision of prison escort services and electronic monitoring services. The Company currently manages six correctional facilities, one immigration detention center, two court escort contracts and two electronic monitoring services contracts.

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company maintains its books and records according to accounting principles generally accepted in the United Kingdom and the Company’s functional currency is the UK Pounds. These financial statements are presented in accordance with accounting principles generally accepted in the United States and have been translated from the functional currency to the US dollar. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include allowance for doubtful accounts, construction cost estimates, employee compensation accruals and certain accrued expenses. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt approximates fair value based on the variable interest rates on substantially all of the debt.

Cash and Cash Equivalents

The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less. Certain amounts of the Company’s cash and cash equivalents are restricted for debt service payments under the terms of the Company’s credit agreements.

Restricted Cash

The Company’s credit agreements require that the Company maintain a minimum level of cash that is restricted for use in debt service.

Property and Equipment and Construction in Progress

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. At December 31, 2000, construction in progress represents assets under construction for the Moreton facility. During 2001, construction was completed. Interest is capitalized in connection with the construction of custodial facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No amounts were capitalized during 2002. During 2001 and 2000, interest costs of approximately $4.5 million and $5.3 million were capitalized.

Impairment of Long-lived Assets

The Company reviews for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition.

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of 2002. The Company’s goodwill at December 31, 2002 totaled $0.9 million. SFAS No.142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. There was no impairment of goodwill or other intangible assets as a result of adopting SFAS No. 142 or the annual impairment test. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives.

In September 1998, the Company purchased Geografix Limited for approximately $2.6 million. Geografix Limited is a business that designs, assembles and maintains detainee monitoring equipment. The transaction was accounted for under the purchase method of accounting. The purchase resulted in $2.6 million of goodwill which represents the excess of the price paid over the fair value of the net tangible and identifiable intangible assets acquired. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over a five-year period. Accumulated amortization totaled approximately $1.7 million and $1.2 million at December 31, 2001 and 2000, respectively. Amortization expense was $0.5 million and $0.5 million in 2001 and 2000, respectively.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill (continued)

The following table provides a reconciliation of reported net income for the year ended December 31, 2001 and 2000 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2000:

	2001	2000

	(in thousands)
Net income as reported	$10,271	$8,499
Goodwill amortization, net of taxes	364	364

Adjusted net income	$10,635	$8,863

Revenue Recognition

     In accordance with SEC Staff Accounting Bulletin No. 101 and related interpretations, facility management and monitoring revenues are recognized as services are provided under management contracts based on a net rate per day per detainee place available at the facility or on a fixed monthly rate. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within management’s expectations. The Company defers revenue for amounts received in advance for undelivered services provided for in the facility management contracts. As of December 31, 2002, 2001, and 2000, these amounts totaled approximately $6.0 million, $3.6 million and $1.9 million and are included in deferred revenue. The Company’s contracts include provisions that require it to meet certain operational performance targets. The Company establishes provisions for estimated deductions based on the results of actual operational performance compared to the performance criteria. Revenue is presented net of allowances for penalties under the contracts that totaled approximately $2.7 million, $0.3 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in allowances relates to the year ended December 31, 2002 and primarily relates to the Ashfield Facility (see Note 6).

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cost of Sales

Cost of sales consists primarily of compensation and other personnel related costs, operational costs, inmate related expenses and medical expenses; these costs are recognized as incurred. The Company pays royalties to the previous owner of Geografix Limited based on the number of people monitored after the acquisition through 2004. Royalties totaled approximately $0.9 million for each of the three years ended December 31, 2002 and are included as cost of sales. At December 31, 2002, the remaining contingent payments are approximately $1.0 million.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets if their realization does not meet the “more likely than not” criteria.

Direct Finance Leases

The Company’s investment in direct finance leases represents amounts receivable from the Home Office under long-term agreements resulting from the Company financing, designing and construction of custodial facilities. The terms of the agreements provide for payments to the Company over the term of the agreements and substantially all the risks and rewards associated with ownership of the property are retained by the Home Office upon completion of the contract. Minimum payments to be received over the term of the leases less unearned income are capitalized as the Company’s investments in the leases. Unearned income is recognized as interest income over the term of the leases using the interest method. The facilities under these agreements with the Home Office include: Pucklechurch Custodial Services Limited, Medomsley Training Services Limited, Moreton Prison Services Limited, Lowdham Grange Prison Services Limited and Kilmarnock Prison Services Limited. Interest income related to the facilities totaled approximately $34.8 million, $25.9 million and $21.4 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs totaling approximately $3.6 million, $3.2 million and $3.1 million at December 31, 2002, 2001 and 2000, respectively, are included in other assets in the consolidated balance sheets and are amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt.

Employee Benefit Plans

The Company is part of a multi-employer defined benefit plan for 15 director level employees. The pension cost for the plan is charged to expenses over the employee’s terms of employment and contribution rates are actuarially determined. In addition, the Company operates two defined contribution plans for employees that are not members of the multi-employer benefit plan. The Company matches contributions of the employees up to a specified maximum amount.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has disclosed Comprehensive Income, which encompasses net income, foreign currency translation adjustments and unrealized losses on derivative instruments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The cumulative foreign currency translation adjustment as of December 31, 2002, 2001 and 2000 totaled approximately $1.0 million, $(1.8) million and $(1.0) million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade accounts receivable, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of December 31, 2002, 2001 and 2000, management believes the Company’s main concentration of credit risk related to

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

the receivables under the contracts it operates for the Home Office which represented revenues of approximately $134.2 million, $104.4 million, and $103.2 million for 2002, 2001 and 2000, respectively. Based on this concentration, these government agencies have a significant influence on the Company’s cash flows and results of operations.

Foreign Currency Translation

The local currency of UK pounds is the Company’s functional currency. The Company’s financial statements have been converted to US dollars for the purposes of these financial statements. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and goodwill, certain other assets, and shareholders’ equity are translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income.

Interest Rate Swaps

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings.

The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether each derivative is highly effective in offsetting changes in the cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The Company has entered into interest rate swaps to fix the interest rate on its variable rate credit facility to rates ranging from 6.2% to 8.7% over the term of the debt. The adoption of SFAS No. 133 on January 1, 2001 resulted in a $24.2 million reduction of shareholders’ equity. During the years ended December 31, 2002 and 2001, the value of the swaps decreased by approximately $11.9 million and $1.2 million, respectively. The fair value of the swaps was a liability to the Company of approximately $37.3 million and $25.3 million at December 31, 2002 and 2001, respectively, and is reflected as other non-current liabilities in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management expects that the adoption of SFAS No. 143 will not have a material impact on the Company’s financial position, results of operations or cash flows in the year of adoption.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS No. 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position, results of operations or cash flows.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN No. 45’s initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN No. 45. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no material impact on its financial position, results of operations or cash flows as a result of this implementation.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

3. Property and Equipment

Property and equipment consist of the following at December 31:

	Useful Life	2002	2001	2000

	(Years)		(In thousands)
Leasehold improvements	2 to 40	$619	$600	$527
Plant and machinery	3 to 5	1,374	1,151	821
Motor vehicles	4	1,512	1,512	1,512
Fixtures, tools and equipment	3 to 5	4,093	3,427	3,015
Monitoring equipment	2	6,342	3,784	3,143
Technical equipment	5	2,684	2,160	1,944

		16,624	12,634	10,962
Less-accumulated depreciation		(10,854)	(7,966)	(6,204)

		$5,770	$4,668	$4,758

Depreciation expense totaled approximately $2.8 million, $1.5 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and included depreciation of assets under capital lease. The Company leases certain motor vehicles and office machines under capital lease arrangements. The cost of assets obtained under capital lease agreements was approximately $1.9 million, $1.4 million and $1.4 million at December 31, 2002, 2001, and 2000, respectively. Accumulated depreciation on such assets was approximately $1.2 million, $0.8 million and $0.5 million at December 31, 2002, 2001 and 2000, respectively. All amounts due under capital lease arrangements are due during 2003.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt

Debt consists of the following (in thousands):

	December 31

	2002	2001	2000

Senior Debt
Pucklechurch Custodial Services Limited, variable interest at LIBOR plus an applicable margin (approximately 4.8% at December 31, 2002), payable in semi-annual installments through December 15, 2016	$48,126	$46,993	$51,699
Medomsley Training Services Limited, variable interest at LIBOR plus an applicable margin (approximately 4.8% at December 31, 2002), payable in semi-annual installments through December 15, 2011	14,047	14,243	16,122
Moreton Prison Services Limited, variable interest at LIBOR plus an applicable margin (approximately 4.8% at December 31, 2002), payable in semi-annual installments through December 15, 2017	116,513	112,283	94,558
Lowdham Grange Prison Services Limited, variable interest at LIBOR plus an applicable margin (approximately 4.8% at December 31, 2002), payable in semi-annual installments through December 15, 2015	40,306	39,251	42,927
Kilmarnock Prison Services Limited, variable interest at LIBOR plus an applicable margin (approximately 4.8% at December 31, 2002), payable in semi-annual installments through December 15, 2016	50,473	49,256	53,664
Subordinated Debt
Fixed interest at 13%, fixed principal payment dates between December 15, 2011 and December 15, 2017, secured by subordinated claims on the senior debt properties above	27,519	25,932	25,989

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

	December 31

	2002	2001	2000

Loans
Tranche A, variable interest at LIBOR plus 0.8% (approximately 4.8% at December 31, 2002), quarterly payments of $0.6 with a balloon payment due July 4, 2003	11,231	10,151	10,452
Tranche B, variable interest at LIBOR plus 0.8% (approximately 4.8% at December 31, 2002) revolving facility draws available for periods ranging from one to six months and expiring on July 4, 2003	1,293	4,677	6,597
Capital leases – Motor vehicle and office machine leases at varying interest rates	636	687	976

Total	310,144	303,473	302,984
Less: current portion	(31,676)	(22,291)	(22,078)

Long-term debt	$278,468	$281,182	$280,906

The senior debt is secured by the property and assets of the related prison facilities. The terms of the senior debt require the Company to maintain restricted cash balances to meet debt service requirements and to meet certain financial and non-financial covenants.

The subordinated debt is held by WCCUK, Serco and a syndicate of banks. The subordinated debt bears fixed interest at 13%, payable semi-annually, with principal payment dates between December 15, 2011 and December 15, 2017.

The Tranche A and Tranche B credit facilities expire on July 4, 2003. On June 26, 2003, the Company obtained an extension of those credit facilities, at the Company’s option, until January 4, 2004. Following the closing of the sale transaction of the 50% interest in the Company owned by WCCUK to Serco as described in Note 6, the Company expects to refinance the debt.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

4. Long-Term Debt (continued)

The aggregate scheduled maturities of long-term debt are as follows (in thousands):

Amount

Year ending December 31:
2003	$31,676
2004	17,554
2005	15,142
2006	14,748
2007	16,342
Thereafter	214,682

$310,144

5. Investment in Direct Finance Leases

The Company’s investment in direct finance leases represents amounts receivable under long-term agreements resulting from the Company’s financing, designing and construction of custodial facilities in the United Kingdom. The facilities under these agreements with the Home Office are Pucklechurch Custodial Services Limited, Medomsley Training Services Limited, Moreton Prison Services Limited, Lowdham Grange Prison Services Limited and Kilmarnock Prison Services.

The Company’s net investment in direct finance leases consists of (in thousands):

	December 31

	2002	2001	2000

Minimum amounts to be received	$630,820	$609,914	$537,115
Unearned income	(330,154)	(330,919)	(368,243)

Net investment	$300,666	$278,995	168,872

As of December 31, 2002, 2001, and 2000, the current portion of the investment in direct finance leases in the amount of $7.4 million, $8.3 million, and $2.2 million, respectively, is included in other current assets in the accompanying consolidated balance sheets.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

5. Investment in Direct Finance Leases (continued)

The future minimum amounts to be received are as follows:

Amounts to be
Received

(In thousands)
Year ending December 31:
2003	$42,015
2004	40,353
2005	38,533
2006	38,645
2007	39,237
Thereafter	432,037

$630,820

6. Commitments and Contingencies

TWC Merger with Group 4 Falck

On May 8, 2002, TWC consummated a merger (the Merger) with a wholly owned subsidiary of Group 4 Falck A/ S (Group 4 Falck), a Danish multinational security and correctional services company. As a result of the Merger, Group 4 Falck has become the indirect beneficial owner of 12 million shares of WCC common stock.

In the United Kingdom, the Merger has been reviewed by the Office of Fair Trade and was referred to the Competition Commission for further investigation. Many of the Company’s contracts include a provision that makes the failure to obtain Home Office approval of a change in control an event of default. The Competition Commission completed its investigation and in a report published on October 22, 2002, approved the Merger without conditions. The Youth Justice Board and the Scottish Prison Service also approved the Merger. The Company is waiting for approval from The Immigration Service.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

As a result of the Merger, Serco claimed it had a right to acquire WCCUK’s 50 percent interest in the Company. On May 8, 2003, Serco and WCCUK reached an agreement that WCCUK would sell its 50 percent interest in the Company to Serco in accordance with the terms of the Company’s joint venture agreement, at a price equal to 90 percent of its fair market value, as determined by a panel of valuation experts. A purchase price of approximately $80.0 million (subject to currency fluctuations and other closing modifications) has been determined by the valuation experts. As a result of the agreement, WCCUK has dismissed its lawsuit in the United Kingdom challenging Serco’s claimed right to acquire the Company’s interest in the joint venture as a result of the merger. WCCUK and Serco are negotiating to complete the timing of the sale and anticipate closing the sale in July 2003.

Insurance

The facility management contracts of the Company require specific insurance coverage and deductible levels, among other provisions. Although the Company has obtained the appropriate insurance coverage, the Company was, and remains, unable to achieve contractual compliance with respect to its seven custodial contracts for property and business interruption insurance since July 30, 2002. Due to the failure to meet the insurance requirements of the contracts, the Company is in technical breach of the operating contracts. This breach was due to the inability to obtain the specified deductible levels on commercially available terms in the worldwide insurance market. The Company has obtained waivers from the Home Office for the policy in place through April 29, 2003 and is in the process of obtaining the waivers for the current policy year. Under the terms of the operating contracts, if the parties disagree as to the availability of insurance on commercial terms in the worldwide insurance market, then either party may terminate the contract. If the Home Office determines that the specified insurance is available at commercial prices in the worldwide insurance market, the Company is required to procure such insurance provided it has sufficient financial resources, as defined in the agreement, or the Home Office may terminate the contracts. In the event the contracts are terminated, the Home Office is required to assume the outstanding senior debt related to the prisons. The Home Office has not indicated to the Company that it intends to terminate the contracts and management believes it is remote that the Home Office would terminate the contracts due to the breach. However, there can be no assurances that the contracts will not be terminated by the Home Office in the future. These five contracts represented approximately 70% of the Company’s consolidated revenue for the year ended December 31, 2002.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Facilities

The Company operates the 400-bed Young Offender and Juvenile Institution at Ashfield (the Ashfield Facility). On May 23, 2002, the UK Prison Service assumed operational control of the Ashfield Facility based upon the Prison Service’s concern over safety and control. Control of the Ashfield Facility was restored to the Company on October 14, 2002. Under the terms of the Company’s contract, the Company is paid for operational services on the basis of “Available Prisoner Places.” Prior to assuming operational control, the Prison Service paid the Company based upon 400 Available Prisoner Places. From May 23, 2002 through October 23, 2002, the Prison Service paid the Company only for the number of beds actually occupied, which averaged approximately 200 during this period. As a result, the Company’s revenues for the Ashfield Facility were reduced by approximately half during this period. In addition, the Company incurred costs in additional resources and staff brought in to address the operational issues at Ashfield. The Company provided the Prison Service with a comprehensive plan for addressing all operational issues at the Ashfield Facility, which was approved by the Authority and implemented by the Company. From October 24, 2002 until December 2, 2002, the Prison Service paid the Company full revenues under the contract. From December 3, 2002 through February 28, 2003, the prison service again paid the Company only for beds occupied. On January 30, 2003, the Company notified the Prison Service that it considered all operational issues identified by the Prison Service corrected and expected full payment to be restored effective from January 30, 2003. The Prison Service has confirmed that full revenues were restored effective March 2003.

The Company’s contracts include provisions that require the Company to meet certain operational and performance targets. If these targets are not achieved, the Company may be subject to revenue deductions including, in extreme cases, termination of the contracts.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Guarantees by Shareholders

In connection with the facility management contracts, the two shareholders have provided an operational guarantee on behalf of the Company. The guarantee ensures that the two shareholders will provide operational support to ensure continued service under the contracts.

Operating Leases

The Company leases office space, computers and vehicles under non-cancelable operating leases expiring between 2003 and 2012. Operating lease rentals costs and income are recognized in equal amounts on a straight-line basis over the lease term.

The future minimum commitments under these leases are as follows:

Annual Rental

(In thousands)
Fiscal year:
2003	$2,602
2004	1,418
2005	821
2006	705
2007	666
Thereafter	2,865

$9,077

Rental expense was approximately $5.7 million, $4.7 million and $5.1 million for 2002, 2001 and 2000, respectively.

Litigation, Claims and Assessments

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a significant effect on the Company’s consolidated financial position or results of operations.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following components for the years ended December 31, 2002, 2001, 2000 (in thousands):

	2002	2001	2000

Current	$2,833	$3,147	$3,263
Deferred	4,454	2,126	4,308

	$7,287	$5,273	$7,571

The tax provision differs from the statutory United Kingdom Corporation tax at 30% due to the impact of permanent tax items. Deferred income tax liabilities primarily represent the temporary differences arising from the Company’s investment in direct financing leases. There were no significant deferred tax assets in 2002, 2001 and 2000.

8. Employee Benefit Plans

Certain employees of the Company are members of the Serco Pension and Life Assurance Scheme benefit plan. This plan is a multi-employer pre-funded defined benefit plan. Contributions are made based on the advise of an actuary. The pension charges were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Certain employees are offered membership to the Company’s two defined contribution benefit plans under the Premier Prison Services Limited Group Personal Pension Scheme. Through September 2001, the plan was administered by Portfolio Asset Management Limited. After September 2001, the plan is administered by Legal and General. The Company will match employee contributions up to a maximum level. The charges related to the plans were approximately $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Premier Custodial Group Limited

Notes to Consolidated Financial Statements (continued)

9. Related Party Transactions

Related party transactions occur in the normal course of business between the Company and its two shareholders, WCCUK and Serco and primarily relate to the recovery of expenses incurred on the Company’s behalf. In 2002, 2001 and 2000, expenses incurred by the shareholders and recharged to the Company totaled approximately $0.1 million for each year. Amounts receivable by shareholders for these related party transactions totaled approximately $0.1 million and $0.1 million at December 31, 2002 and 2001 and none at December 31, 2000.

Included in subordinated debt of the Company are the following loans from Serco and WCCUK. The loans bear fixed interest at 13% payable semi-annually with principal payment dates between December 15, 2011 and December 15, 2017. Interest payable to Serco and WCCUK was approximately $0.6 million, $0.5 million and $0.3 million as of December 31, 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(in thousands)
Serco	$4,755	$4,333	$4,034
WCCUK	4,755	4,333	4,034

	$9,510	$8,666	$8,068

In December of 2000 and 2001, the Company made short-term loans to Serco in the amount of approximately $7 million. Such amounts were interest bearing at a base lending rate plus 2% and were repaid in January of 2001 and 2002, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements.

Wackenhut Corrections Corporation

     Report of Independent Certified Public Accountants — Page 28

     Report of Independent Certified Public Accountants — Page 29

     Consolidated Balance Sheets — December 29, 2002 and December 30, 2001 — Page 4

     Consolidated Statements of Income — Fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 — Page 3

     Consolidated Statements of Cash Flows — Fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 — Page 5

     Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Fiscal years ended December 29, 2002,

     December 30, 2001 and December 31, 2000 — Page 6

     Notes to Consolidated Financial Statements — Pages 7 through 27

Premier Custodial Group Limited

     Report of Independent Auditors — Page 33

     Consolidated Balance Sheets — December 31, 2002, December 31, 2001 and December 31, 2000 — Page 34

     Consolidated Statements of Income — Fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 — Page 35

     Consolidated Statements of Cash Flows — Fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 — Page 37

     Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) — Fiscal years ended December 31, 2002,

     December 31, 2001 and December 31, 2000 — Page 36

     Notes to Consolidated Financial Statements — Pages 38 through 56

     2.     Financial Statement Schedules.

Wackenhut Corrections Corporation

     Schedule II — Valuation and Qualifying Accounts — Page 62

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

     3.     Exhibits. The following exhibits are filed as part of this Form 10-K/A:

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.

3.2**	—	Bylaws of Wackenhut Corrections Corporation.

4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).

4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.

10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.

10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.

10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.

10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.

10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.

10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.

10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).

10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.

10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.

10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).

10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).

10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.18*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.

10.19*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.

10.20*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.

10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).

10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.

10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.

10.24	—	Share Purchase Agreement, dated May 1, 2003, among The Wackenhut Corporation, Tuhnekcaw, Inc., Group 4 Falck A/S and Wackenhut Corrections Corporation (incorporated herein by reference to Exhibit 10.1 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated March 30, 2003).

21.1	—	Subsidiaries of Wackenhut Corrections Corporation.

23.1	—	Consent of Independent Certified Public Accountants.

23.2	—	Consent of Independent Auditors.

24.1*	—	Powers of Attorney.

99.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

99.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

99.3	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.4	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Previously filed with this report.

**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).

****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

     (b)  Reports on Form 8-K. Wackenhut Corrections Corporation filed a Form 8-K, Item 2, on December 27, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

Date: June 30, 2003	/s/ JOHN G. O’ROURKE John G. O’Rourke Senior Vice President of Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ * George C. Zoley	Chairman of the Board and Chief Executive Officer (principal executive officer)	June 30, 2003

/s/ JOHN G. O’ROURKE John G. O’Rourke	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)	June 30, 2003

/s/ BRIAN R. EVANS Brian R. Evans	Vice President – Accounting, Chief Accounting Officer and Controller (principal accounting officer)	June 30, 2003

/s/ * Lars Nørby Johansen	Director	June 30, 2003

/s/ * Søren Lundsberg—Nielsen	Director	June 30, 2003

/s/ * Wayne H. Calabrese	Vice Chairman of the Board and Director	June 30, 2003

/s/ * Norman A. Carlson	Director	June 30, 2003

/s/ * Benjamin R. Civiletti	Director	June 30, 2003

/s/ * Anne N. Foreman	Director	June 30, 2003

Signature	Title	Date

/s/ * G. Fred DiBona, Jr.	Director	June 30 , 2003

/s/ * Richard H. Glanton	Director	June 30 , 2003

* By /s/ JOHN G. O’ROURKE John G. O’Rourke Attorney-in-fact

SCHEDULE II

WACKENHUT CORRECTIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period

	(In thousands)
YEAR ENDED DECEMBER 29, 2002:
Allowance for doubtful accounts	$2,557	$2,368	$—	$(3,281)	$1,644
YEAR ENDED DECEMBER 30, 2001:
Allowance for doubtful accounts	$1,262	$3,636	$—	$(2,341)	$2,557
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	$1,499	$1,755	$—	$(1,992)	$1,262

EXHIBIT INDEX

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.
3.2**	—	Bylaws of Wackenhut Corrections Corporation.
4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).
4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.
10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.
10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.
10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.
10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.
10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.
10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).
10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.
10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.
10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).
10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).
10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.18*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.
10.19*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.
10.20*	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.
10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).
10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.
10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.
10.24	—	Share Purchase Agreement, dated May 1, 2003, among The Wackenhut Corporation, Tuhnekcaw, Inc., Group 4 Falck A/S and Wackenhut Corrections Corporation (incorporated herein by reference to Exhibit 10.1 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated March 30, 2003).
21.1	—	Subsidiaries of Wackenhut Corrections Corporation.
23.1	—	Consent of Independent Certified Public Accountants.
23.2	—	Consent of Independent Auditors.
24.1*	—	Powers of Attorney.
99.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
99.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
99.3	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.4	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Previously filed with this report.

**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).

****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

† Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.