Form 10-Q
period 2003-06-29
WACKENHUT CORRECTIONS CORP
filed 2003-08-13
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2003

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

Yes ☒                    No ☐

At August 11, 2003, 9,299,252 shares of the registrant’s Common Stock were issued and outstanding.

WACKENHUT CORRECTIONS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 29, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2003.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 29, 2003 AND JUNE 30, 2002
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$153,207	$141,192	$298,461	$281,374
Operating expenses (including amounts related to The Wackenhut Corporation (“TWC”) of $-, $6,058, $- and $11,985, respectively)	129,540	122,984	252,840	246,648
Depreciation and amortization	3,606	2,439	6,919	4,924

Contribution from operations	20,061	15,769	38,702	29,802
G&A expense (including amounts related to TWC of $551, $806, $1,206 and $1,620, respectively)	10,115	8,286	19,050	16,401

Operating income	9,946	7,483	19,652	13,401
Interest income	1,415	1,067	2,544	2,116
Interest expense	(3,088)	(776)	(6,091)	(1,674)

Income before income taxes and equity in earnings of affiliates	8,273	7,774	16,105	13,843
Provision for income taxes	3,412	4,003	6,692	6,475

Income before equity in earnings of affiliates	4,861	3,771	9,413	7,368
Equity in earnings of affiliates, net of income tax provision of $1,042, $916, $1,491 and $1,911, respectively	1,438	1,634	2,058	3,220

Net income	$6,299	$5,405	$11,471	$10,588

Basic earnings per share	$0.30	$0.26	$0.54	$0.50
Basic weighted average shares outstanding	21,274	21,128	21,260	21,052

Diluted earnings per share	$0.29	$0.25	$0.54	$0.50
Diluted weighted average shares outstanding	21,412	21,353	21,368	21,314

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2003 AND DECEMBER 29, 2002
(In thousands except share data)
(UNAUDITED)

	June 29, 2003	December 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$58,955	$35,240
Accounts receivable, less allowance for doubtful accounts of $1,251 and $1,644, respectively	88,095	84,737
Deferred income tax asset	8,426	7,161
Other	7,598	12,445

Total current assets	163,074	139,583

Property and equipment, net	205,119	206,466
Investments in and advances to affiliates	21,349	19,776
Deferred income tax asset	1,058	119
Direct finance lease receivable	39,164	30,866
Other non current assets	4,515	5,848

	$434,279	$402,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,296	$10,138
Accrued payroll and related taxes	16,074	17,489
Accrued expenses	44,649	43,046
Current portion of deferred revenue	1,811	2,551
Current portion of long-term debt and non-recourse debt	1,770	1,770

Total current liabilities	79,600	74,994

Deferred revenue	7,136	7,348
Other	15,648	13,058
Long-term debt	123,438	123,750
Non-recourse debt	39,164	30,866
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,286,952 and 21,245,620 shares issued and outstanding	213	212
Additional paid-in capital	63,815	63,500
Retained earnings	122,808	111,337
Accumulated other comprehensive loss	(17,543)	(22,407)

Total shareholders’ equity	169,293	152,642

	$434,279	$402,658

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JUNE 29, 2003 AND JUNE 30, 2002
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$11,471	$10,588
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	6,919	4,924
Deferred tax (benefit) provision	(2,203)	76
Provision for doubtful accounts	140	1,107
Equity in earnings of affiliates, net of tax	(2,058)	(3,220)
Tax benefit related to employee stock options	113	1,060
Changes in assets and liabilities — (Increase) decrease in assets:
Accounts receivable	(828)	(11,809)
Other current assets	5,481	(4,224)
Other assets	(1,065)	2,784
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,587	(6,155)
Accrued payroll and related taxes	(1,961)	3,786
Deferred revenue	(952)	(1,378)
Other liabilities	2,590	5,089

Net cash provided by operating activities	22,234	2,628

Cash flows from investing activities:
Investments in and advances to affiliates	203	(54)
Repayments of investments in and advances to affiliates	—	1,617
Capital expenditures	(4,222)	(3,339)

Net cash used in investing activities	(4,019)	(1,776)

Cash flows from financing activities:
Proceeds from non-recourse debt	2,324	—
Payments of long-term debt and non-recourse debt	(312)	(290)
Proceeds from exercise of stock options	203	1,187

Net cash provided by financing activities	2,215	897

Effect of exchange rate changes on cash	3,285	1,954

Net increase in cash	23,715	3,703
Cash, beginning of period	35,240	46,099

Cash, end of period	$58,955	$49,802

Supplemental disclosures:
Cash paid for income taxes	$8,153	$3,878

Cash paid for interest	$4,364	$113

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

     RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity”. SFAS No. 150 provides that certain financial instruments with characteristics of both liability and equity to be classified as a liability. The statement is effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. The Company does not have financial instruments that qualify under this statement.

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

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statements No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under the intrinsic value method APB Opinion No. 25. The Company does not intend to change its policy with regard to its method of accounting for stock based compensation and there was no impact on the Company’s financial position, results of operations or cash flows upon adoption of SFAS No. 148.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s plans had an exercise price equal to market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of FASB Statement No. 123 to all awards, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Thirteen	Thirteen	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
(In thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income:
As reported	$6,299	$5,405	$11,471	$10,588
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	323	26	396	933
Pro forma	5,976	5,379	11,075	9,655
Basic earnings per share:
As reported	$0.30	$0.26	$0.54	$0.50
Pro forma	0.28	0.26	0.52	0.46
Diluted earnings per share:
As reported	$0.29	$0.25	$0.54	$0.50
Pro forma	0.28	0.25	0.52	0.45

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirteen and Twenty-six Weeks ended

	June 29, 2003	June 30, 2002

Expected volatility factor	49%	49%
Approximate risk free interest rate	2.2%	1.7%
Expected lives (in years)	4.4	3

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues
Domestic operations	$122,323	$113,452	$235,828	$225,313
International operations	30,884	27,740	62,633	56,061

Total revenues	$153,207	$141,192	$298,461	$281,374

Operating Income
Domestic operations	$9,460	$7,198	$18,386	$12,919
International operations	486	285	1,266	482

Total operating income	$9,946	$7,483	$19,652	$13,401

	As of

	June 29, 2003	December 29, 2002

Long-lived Assets
Domestic operations	$199,052	$200,258
International operations	6,067	6,208

Total long-lived assets	$205,119	$206,466

Long-lived assets consist of property, plant and equipment.

The Company formerly had an affiliate (50% or less owned) that provided correctional detention facilities management, home monitoring and court escort services in the United Kingdom. On July 2, 2003, the Company completed the sale of its UK joint venture interest to Serco Investments Limited (“Serco”) at a price of approximately $80 million, as determined by a panel of valuation experts. The Company will recognize a gain, net of tax, during the third quarter of approximately $32 million. The following table summarizes certain financial information pertaining to this unconsolidated foreign affiliate (in thousands):

	Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002

Statement of Operations Data
Revenues	$114,852	$77,284
Operating income	7,791	8,178
Net income	3,486	8,511
Balance Sheet Data
Current assets	$89,550	$91,300
Noncurrent assets	311,674	293,609
Current liabilities	55,618	42,273
Noncurrent liabilities	346,041	337,918
Stockholders’ (deficit) equity	(435)	4,718

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

The Company’s former equity affiliate in the United Kingdom had entered into interest rate swaps to fix the interest rate which it received on its variable rate credit facility. Management of the Company had determined the swaps to be effective cash flow hedges. Accordingly, the Company recorded its share of the affiliates’ change in other comprehensive income. The swaps fair value approximated $12.4 million, net of tax, and $11.9 million, net of tax, at June 29, 2003 and December 29, 2002, respectively, and are reflected as a component of other comprehensive loss in the Company’s financial statements.

In February 2002, the Company’s 50% owned foreign affiliates in South Africa opened a 3,024-bed maximum security correctional facility. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (in thousands):

	Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002

Statement of Operations Data
Revenues	$17,445	$4,328
Operating income (loss)	5,126	(2,307)
Net income (loss)	630	(2,071)
Balance Sheet Data
Current assets	$10,955	$3,493
Noncurrent assets	55,475	41,146
Current liabilities	4,330	1,676
Noncurrent liabilities	62,107	42,381
Stockholders’ (deficit) equity	(7)	582

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	COMPREHENSIVE INCOME

The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$6,299	$5,405	$11,471	$10,588
Change in foreign currency translation, net of income tax expense of $2,591, $1,134, $3,999 and $1,920, respectively	4,053	1,773	6,255	3,003
Minimum pension liability adjustment, net of income tax expense of $55, $—, $120, $—, respectively	86	—	187	—
Unrealized loss on derivative instruments, net of income tax benefit of $760, $2,370, $1,009, $2,062, respectively	(1,188)	(3,705)	(1,578)	(3,223)

Comprehensive income	$9,250	$3,473	$16,335	$10,368

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net Income	$6,299	$5,405	$11,471	$10,588
Basic earnings per share:
Weighted average shares outstanding	21,274	21,128	21,260	21,052

Per share amount	$0.30	$0.26	$0.54	$0.50

Diluted earnings per share:
Weighted average shares outstanding	21,274	21,128	21,260	21,052
Effect of dilutive securities:
Employee and director stock options	138	225	108	262

Weighted average shares assuming dilution	21,412	21,353	21,368	21,314

Per share amount	$0.29	$0.25	$0.54	$0.50

Thirteen Weeks

Options to purchase 996,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2013, were outstanding at the thirteen weeks ended June 29, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirteen weeks ended June 30, 2002, options to purchase 805,600 shares of the Company’s common stock, with exercise prices ranging from $15.40 to $26.88 and expiration dates between 2006 and 2012, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

Twenty-six Weeks

Options to purchase 1,071,600 shares of the Company’s common stock, with exercise prices ranging from $11.88 to $26.88 per share and expiration dates between 2005 and 2013, were outstanding at the twenty-six weeks ended June 29, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the twenty-six weeks ended June 30, 2002, options to purchase 805,600 shares of the Company’s common stock, with exercise prices ranging from $15.40 to $26.88 and expiration dates between 2006 and 2012, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	SHARE REPURCHASE FROM GROUP 4 FALCK A/S

On July 9, 2003, the Company repurchased all 12 million shares of the Company’s common stock, par value $0.01 (the “Common Stock”), beneficially owned by Group 4 Falck A/S (“Group 4 Falck”), the Company’s former 57% majority shareholder, for $132 million in cash pursuant to the terms of a Share Purchase Agreement (the “Share Purchase Agreement”), dated April 30, 2003, by and among the Company, Group 4 Falck, The Wackenhut Corporation, the Company’s former parent company (“TWC”) and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”) (the “Transaction”).

The Transaction was negotiated by a special committee comprised of independent members of the Company’s board of directors and approved by the independent directors on the Company’s board. The special committee retained independent legal and financial advisors to assist it in the evaluation of the Transaction. The special committee received a fairness opinion from Legg Mason, its independent financial advisor, stating that the consideration being paid in connection with the Transaction was fair from a financial point of view to the shareholders of the Company other than Group 4 Falck and its affiliates.

Under the terms of the Share Purchase Agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any voting securities of the Company during a one-year standstill period following the closing of the Transaction. Immediately following the completion of the Transaction, the Company had 9,299,252 million shares of Common Stock issued and outstanding.

Upon closing of the Transaction, an agreement dated March 7, 2002 by and among the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, was terminated and the two Group 4 Falck representatives serving on the Company’s board of directors resigned. Also terminated upon the closing of the Transaction was a March 7, 2002 agreement between the Company and Group 4 Falck wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s interest in its UK joint venture in the event the Company was required to sell its interest in the joint venture to its partner, Serco.

In addition, the Services Agreement (the “Services Agreement”), dated October 28, 2002, between the Company and TWC, will be terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to Group 4 Falck under the Services Agreement. Pursuant to the Services Agreement, Group 4 Falck was scheduled to provide the Company with information systems related services through December 31, 2004. The Company will handle those services internally beginning January 1, 2004.

The sublease between TWC, as sublessor, and the Company, as sublessee, also terminated ten days after closing of the Transaction. The sublease, which covered the Company’s former corporate headquarters, was set to expire in 2011. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	LONG-TERM DEBT

To facilitate the completion of the Transaction in July 2003, the Company amended its senior secured credit facility and issued $150 million, aggregate principal amount, ten-year, 8 1/4% Senior Unsecured Notes (the “Notes”) in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.

The Amended Senior Secured Credit Facility (the “Amended Senior Credit Facility”) consists of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $100 million, 6-year term loan (the “Term Loan Facility”).

The Revolving Credit Facility contains a $40 million limit for the issuance of standby letters of credit. At July 9, 2003, $100 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there was $25.4 million outstanding letters of credit.

Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio. Indebtedness under the Term Loan Facility bears interest at LIBOR + 300 basis points.

Obligations under the Amended Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

The Amended Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge ratio, a minimum net worth, and to limit the amount of its annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions.

The Notes are general, unsecured, senior obligations of the Company. Interest is payable semi-annually on January 15 and July 15 at 8.25%, beginning on January 15, 2004. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee (the “Indenture”).

Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at its option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs.

The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its Common Stock, repurchase its Common Stock, or prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain investments, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	LONG-TERM DEBT (CONTINUED)

The Company has filed a registration statement on Form S-4 (the “Registration Statement”) to register under the Securities Act exchange notes (the “Exchange Notes”) having substantially identical terms as the Notes. Currently, the Notes are primarily tradeable only pursuant to Rule 144A of the Securities Act. Upon the effectiveness of the Registration Statement under the Securities Act, the Company will commence an exchange offer in which holders of the Notes will be able to exchange the Notes for Exchange Notes which will generally be freely tradeable, subject to certain exceptions.

At June 29, 2003, the Company had outstanding eleven letters of guarantee totaling approximately $6.4 million under separate international facilities.

The Company’s wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and the debt bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt at 9.7%. The swap is recorded in the Company’s condensed consolidated financial statements as an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income in the condensed consolidated financial statements, net of applicable income taxes. The total value of the swap liability as of June 29, 2003 and December 29, 2002 was $5.9 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

8.	COMMITMENTS AND CONTINGENCIES

     CONTRACTS

On June 30, 2003, the Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The Company has received a letter from the California Department of Corrections confirming the Department’s intention to issue a six-month contract extension through December 31, 2003. The Company continues to operate the facility, and the state continues to utilize the facility, but the Company has not received any payment for services rendered after June 30, 2003. Management believes that a contract extension will ultimately be entered into and that the Company will be compensated for services provided after June 30, 2003. However, there can be no assurance that a contract extension will be finalized. If the contract is not extended, the Company may not be reimbursed for its fees related to the operation of the McFarland facility after June 30, 2003. During the twenty-six weeks ended June 29, 2003, the contract for the McFarland facility represented less than 1% of the Company’s revenue. In addition, the McFarland facility is currently in the fifth year of a ten-year non-cancelable operating lease with Correctional Properties Trust (“CPV”). In the event the Company is unable to extend the contract or find an alternative use for the McFarland facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $5 million through April 28, 2008.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated by the mutual agreement of the parties. The Company incurred an operating charge of $1.1 million during fiscal 2002, related to the Company’s lease of the inactive Facility. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. There can, however, be no assurance that the Company will be successful in its efforts to lease or find an alternative use for the facility prior to early 2004. If the Company is unable to sublease or find an alternative correctional use for the Facility by early 2004, an additional operating charge will be required in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The remaining obligation on the Facility lease through the contractual term of 2008, exclusive of the reserve losses through early 2004, is approximately $11 million.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a division of Group 4 Falck for the management and operation of Australia’s immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it may enter into negotiations with our Australian subsidiary. The Company is continuing to operate the centers under its current contract, which was to expire on or before June 23, 2003 but was extended through December 23, 2003, unless terminated earlier if DIMIA and the division of Group 4 Falck finalize an agreement before then. The contract may also be further extended by the government if negotiations are not completed with the successful tenderer. During the twenty-six weeks ended June 29, 2003, the contract with DIMIA represented approximately 10% of the Company’s revenue.

     LEGAL

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California employees of the Company. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation against it, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except for such litigation incidental to the Company’s business, and the matter set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

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

Forward-Looking Statements: Management’s discussion and analysis of the Company’s financial condition and results of operations and the Company’s August 7, 2003 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the Company’s ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company’s operations without substantial additional costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand and South Africa, or other countries in which the Company may choose to conduct its business; (3) an increase in labor rates beyond that which is budgeted; (4) the Company’s ability to expand correctional and mental health services; (5) the Company’s ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company’s ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities; (7) the Company’s ability to find a customer for the Jena, Louisiana Facility and/or sub-lease or coordinate the sale of the facility with Correctional Properties Trust (“CPV”); (8) the Company’s ability to accurately project the size and growth of the domestic and international privatized corrections industry; (9) the Company’s ability to estimate the government’s level of utilization of privatization; (10) the Company’s ability to obtain future financing at competitive rates; (11) the Company’s exposure to general liability and workers’ compensation insurance costs; (12) the Company’s ability to maintain occupancy rates; (13) the Company’s ability to manage health related insurance costs and medical malpractice liability claims; (14) the ability of the Company’s customers to secure budgetary appropriations to fund their payment obligations; (15) the Company’s ability to effectively internalize functions and services previously provided by The Wackenhut Corporation, the Company’s former parent company (“TWC”) and (16) other Future Factors including, but not limited to, increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and other factors contained in the Company’s

WACKENHUT CORRECTIONS CORPORATION

Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, the prospectus dated August 6, 2003 and its current Form 10-K, 10-Q and 8-K reports.

     RECENT DEVELOPMENTS

     Share Repurchase

On April 30, 2003, the Company entered into a share purchase agreement with Group 4 Falck A/S (“Group 4 Falck”), the Company’s majority shareholder, to repurchase all 12 million shares of the Company’s common stock held by Group 4 Falck for $132 million in cash. Group 4 Falck obtained these shares when it acquired TWC in 2002. The Company completed the share repurchase on July 9, 2003 and, following the repurchase, the Company has approximately 9.2 million shares of common stock issued and outstanding.

     Sale of Our Joint Venture Interest in Premier Custodial Group Limited

On July 2, 2003, the Company sold its 50% interest in Premier Custodial Group Limited (“PCG”), its joint venture in the United Kingdom, to Serco Investments Limited, the Company’s joint venture partner, and received pre-tax proceeds of approximately $80 million. The Company will recognize a gain, net of tax, during the third quarter of approximately $32 million related to this sale. Under the terms of the Indenture governing the Notes, we have an obligation to use the proceeds from the sale of our interest in PCG to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the Amended Senior Credit Facility or to make an offer to repurchase a portion of the Notes.

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

WACKENHUT CORRECTIONS CORPORATION

penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

     Allowance for Doubtful Accounts

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

     Property and Equipment

As of June 29, 2003, the Company had approximately $205 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

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

WACKENHUT CORRECTIONS CORPORATION

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies.

     COMMITMENTS AND CONTINGENCIES

On June 30, 2003, the Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired. The Company has received a letter from the California Department of Corrections confirming the Department’s intention to issue a six-month contract extension through December 31, 2003. The Company continues to operate the facility, and the state continues to utilize the facility, but the Company has not received any payment for services rendered after June 30, 2003. Management believes that a contract extension will ultimately be entered into and that the Company will be compensated for services provided after June 30, 2003. However, there can be no assurance that a contract extension will be finalized. If the contract is not extended, the Company may not be reimbursed for its fees related to the operation of the McFarland facility after June 30, 2003. During the twenty-six weeks ended June 29, 2003, the contract for the McFarland facility represented less than 1% of the Company’s revenue. In addition, the McFarland facility is currently in the fifth year of a ten-year non-cancelable operating lease with CPV. In the event the Company is unable to extend the contract or find an alternative use for the McFarland facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $5 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana (the “Facility”) was terminated by the mutual agreement of the parties. The Company incurred an operating charge of $1.1 million during fiscal 2002, related to the Company’s lease of the inactive Facility. The Company is continuing its efforts to find an alternative correctional use or sublease for the Facility and believes that it will be successful prior to early 2004. The Company has reserved for the lease payments through early 2004 and management believes the reserve balance currently established for anticipated future losses under the lease with CPV is sufficient to cover costs under the lease until a sublease is in place or an alternative future use is established. There can, however, be no assurance that the Company will be successful in its efforts to lease or find an alternative use for the facility prior to early 2004. If the Company is unable to sublease or find an alternative correctional use for the Facility by early 2004, an additional operating charge will be required in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The remaining obligation on the Facility lease through the contractual term of 2008, exclusive of the reserve losses through early 2004, is approximately $11 million.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a division of Group 4 Falck for the management and operation of Australia’s immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it may enter into negotiations with our Australian subsidiary. The Company is continuing to operate the centers under its current contract, which was to expire on or before June 23, 2003 but was extended through December 23, 2003, unless terminated earlier if DIMIA and the division of Group 4 Falck finalize an agreement before then. The contract may also be further extended by the government if negotiations are not completed with the successful tenderer. During the twenty-six weeks ended June 29, 2003, the contract with DIMIA represented approximately 10% of the Company’s revenue.

WACKENHUT CORRECTIONS CORPORATION

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California employees of the Company. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation against it, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except for such litigation incidental to the Company’s business, and the matter set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Comparison of Thirteen Weeks Ended June 29, 2003 and Thirteen Weeks Ended June 30, 2002

Revenues increased by 8.5% to $153.2 million in the thirteen weeks ended June 29, 2003 (“Second Quarter 2003”) from $141.2 million in the thirteen weeks ended June 30, 2002 (“Second Quarter 2002”). Approximately $4.9 million of the increase in revenues is the result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. Revenue also increased approximately $4.5 million in Second Quarter 2003 compared to Second Quarter 2002 due to a strengthening of the Australian dollar from 2002. The remainder of the increase in revenues reflects contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. This increase was partially reduced by approximately $2.7 million in Second Quarter 2003 compared to Second Quarter 2002 due to the closure of the Bayamon Correctional Facility and South Bay – Sexually Violent Predators Unit.

The number of compensated resident days in domestic facilities increased to 2,440,848 in Second Quarter 2003 from 2,292,880 in Second Quarter 2002. The average facility occupancy in domestic facilities was 99.2% of capacity in Second Quarter 2003 compared to 98.3% in Second Quarter 2002. Compensated resident days in Australian facilities decreased to 401,840 from 406,483 for the comparable periods primarily due to lower population levels at the immigration and detention centers.

WACKENHUT CORRECTIONS CORPORATION

Operating expenses increased by 5.3% to $129.5 million in Second Quarter 2003 compared to $123 million in Second Quarter 2002. As a percentage of revenue, operating expenses decreased to 84.6% in Second Quarter 2003 from 87.1% in the comparable period in 2002. The increase in operating expenses primarily reflects the opening of the Lawrenceville Correctional Facility and the impact of the stronger Australian dollar offset by lower workers’ compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties. The interest cost associated with purchasing the properties is included in interest expense.

Depreciation and amortization increased by 47.8% to $3.6 million in Second Quarter 2003 compared to $2.4 million in Second Quarter 2002. As a percentage of revenue, depreciation and amortization increased to 2.4% in Second Quarter 2003 from 1.7% in the comparable period in 2002. This increase is attributable to the purchase of previously leased facilities for approximately $155 million in December 2002.

Contribution from operations increased 27.2% to $20.1 million in Second Quarter 2003 from $15.8 million in Second Quarter 2002. As a percentage of revenue, contribution from operations increased to 13.1% in Second Quarter 2003 from 11.2% in Second Quarter 2002. This increase is primarily due to the factors discussed above.

General and administrative expenses increased 22.1% to $10.1 million in Second Quarter 2003 from $8.3 million in Second Quarter 2002. As a percentage of revenue, general and administrative expenses increased to 6.6% in Second Quarter 2003 from 5.9% in Second Quarter 2002. The increase relates to increased professional fees related to the share repurchase from Group 4 Falck and increased deferred compensation costs for senior executive compensation agreements as well as payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002.

Operating income increased by 32.9% to $9.9 million in Second Quarter 2003 from $7.5 million in Second Quarter 2002. As a percentage of revenue, operating income increased to 6.5% in Second Quarter 2003 from 5.3% in Second Quarter 2002 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $1.4 million during Second Quarter 2003 compared to $1.1 million in Second Quarter 2002 resulting from an increase in invested cash balances.

Interest expense was $3.1 million during Second Quarter 2003 compared to $0.8 million in Second Quarter 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155 million in December 2002. Previously, these properties were leased and the lease costs were included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Income before income taxes and equity in earnings of affiliates increased to $8.3 million in Second Quarter 2003 from $7.8 million in Second Quarter 2002 due to the factors described above.

Provision for income taxes decreased to $3.4 million in Second Quarter 2003 from $4 million in Second Quarter 2002 due to a lower effective tax rate than 2002. In Second Quarter 2002 the higher effective tax rate was a result of an increase in the tax provision to provide for higher additional taxes due to the potential disallowance of certain expenses resulting from the sale of TWC.

Equity in earnings of affiliates, net of income tax provision, decreased to $1.4 million in Second Quarter 2003 from $1.6 million in Second Quarter 2002. Net income increased to $6.3 million in Second Quarter 2003 from $5.4 million in Second Quarter 2002 as a result of the factors described above.

WACKENHUT CORRECTIONS CORPORATION

Comparison of Twenty-six Weeks Ended June 29, 2003 and Twenty-six Weeks Ended June 30, 2002

Revenues increased by 6.1% to $298.5 million in the twenty-six weeks ended June 29, 2003 (“First Half 2003”) from $281.4 million in the twenty-six weeks ended June 30, 2002 (“First Half 2002”). The strengthening of the Australian dollar compared to the same period in 2002 resulted in approximately an $8.3 million increase in revenues. Revenues also increased approximately $5.3 million as a result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. Additionally, revenues increased approximately $9.9 million dollars due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. This increase was partially reduced by approximately $6.4 million in First Half 2003 compared to First Half 2002 due to the closure of the Bayamon Correctional Facility and South Bay – Sexually Violent Predators Unit as well as a reduction in compensated resident days at the Coke County Correctional Facility.

The number of compensated resident days in domestic facilities increased to 4,743,635 in First Half 2003 from 4,568,862 in First Half 2002. The average facility occupancy in domestic facilities was 99.2% of capacity in First Half 2003 compared to 97.8% in First Half 2002. Compensated resident days in Australian facilities decreased to 798,730 from 867,754 for the comparable periods primarily due to lower population levels at the immigration and detention centers.

Operating expenses increased by 2.5% to $252.8 million in First Half 2003 compared to $246.7 million in First Half Quarter 2002. As a percentage of revenue, operating expenses decreased to 84.7% in First Half 2003 from 87.7% in the comparable period in 2002. The increase in operating expenses primarily reflects the opening of the Lawrenceville Correctional Facility and the impact of the stronger Australian dollar offset by lower workers’ compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties. The interest cost associated with purchasing the properties is included in interest expense.

Depreciation and amortization increased by 40.5% to $6.9 million in First Half 2003 compared to $4.9 million in First Half 2002. As a percentage of revenue, depreciation and amortization increased to 2.3% in First Half 2003 from 1.7% in the comparable period in 2002. This increase is attributable to the purchase of previously leased facilities for approximately $155 million in December 2002.

Contribution from operations increased 29.9% to $38.7 million in First Half 2003 from $29.8 million in First Half 2002. As a percentage of revenue, contribution from operations increased to 13% in First Half 2003 from 10.6% in First Half 2002. This increase is primarily due to the factors discussed above.

General and administrative expenses increased 16.2% to $19.1 million in First Half 2003 from $16.4 million in First Half 2002. As a percentage of revenue, general and administrative expenses increased to 6.4% in First Half 2003 from 5.8% in First Half 2002. The increase relates to increased professional fees related to the share repurchase from Group 4 Falck and increased deferred compensation costs for senior executive compensation agreements as well as payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002.

Operating income increased by 46.6% to $19.7 million in First Half 2003 from $13.4 million in First Half 2002. As a percentage of revenue, operating income increased to 6.6% in First Half 2003 from 4.8% in First Half 2002 due to the factors impacting contribution from operations and general and administrative expenses.

Interest income was $2.5 million during First Half 2003 compared to $2.1 million in First Half 2002 resulting from an increase in invested cash balances.

WACKENHUT CORRECTIONS CORPORATION

Interest expense was $6.1 million during First Half 2003 compared to $1.7 million in First Half 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155 million in December 2002. Previously, these properties were leased and the lease costs were included in operating expenses in the Company’s Condensed Consolidated Statements of Income.

Income before income taxes and equity in earnings of affiliates increased to $16.1 million in First Half 2003 as compared to $13.8 million in First Half 2002 due to the factors described above.

Provision for income taxes increased to $6.7 million in First Half 2003 as compared to $6.5 million in First Half 2002 due to higher taxable income offset by a lower effective tax rate.

Equity in earnings of affiliates, net of income tax provision, decreased to $2.1 million in First Half 2003 as compared to $3.2 million in First Half 2002 due to performance issues at the Ashfield facility in the United Kingdom.

Net income increased to $11.5 million in First Half 2003 from $10.6 million in First Half 2002 as a result of the factors described above.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under the $50 million revolving portion of the Amended Senior Credit Facility. The Company expects that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of July 9, 2003, the Company had $25.4 million in letters of credit outstanding under the revolving credit facility and $24.6 million available for additional borrowings. Cash and cash equivalents as of June 29, 2003 were $59 million, an increase of $23.8 million from December 29, 2002.

The Company incurred substantial indebtedness in connection with the Transaction. As of June 29, 2003, after giving pro forma effect to the Transaction, the Company will have $250 million of consolidated long-term debt outstanding, excluding $39.7 million of non-recourse debt. Pro forma annual interest expense, including amortization of deferred financing costs, will be approximately $18.7 million. This annual interest expense is calculated giving effect to the annual interest rate of 8 1/4% on the Notes and assumes an annual interest rate of 4.2 % on borrowings under the term loan portion of the Amended Senior Credit Facility.

Based on current operations, management of the Company believes that cash flow from operations and available cash, together with available borrowings under our Amended Senior Credit Facility, will be adequate to meet future liquidity needs over the next twelve months.

At June 29, 2003, the Company had outstanding eleven letters of guarantee totaling approximately $6.4 million under separate international credit facilities. These letters of guarantee are not included in the Amended Senior Credit Facility.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a division of Group 4 Falck for the management and operation of Australia’s immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it may enter into negotiations with our Australian subsidiary. The Company is continuing to operate the centers under its current contract, which was to expire on or before June 23, 2003 but was extended through December 23, 2003, unless terminated earlier if DIMIA and the division of Group 4 Falck finalize an agreement before then. The contract may also be further extended by the government if negotiations are not completed with the successful tenderer. During the twenty-six weeks ended June 29, 2003, the contract with DIMIA represented approximately 10% of the Company’s revenue.

WACKENHUT CORRECTIONS CORPORATION

Cash provided by operating activities amounted to $22.2 million in the First Half 2003 versus cash provided by operating activities of $2.6 million in the First Half 2002 primarily reflecting a decrease in accounts receivable and other current assets and an increase in accounts payable and accrued expenses offset by a decrease in accrued payroll and related taxes.

Cash used in investing activities amounted to $4 million in the First Half 2003 compared to $1.8 million in the First Half 2002. The change is primarily a result of a decrease in repayments of investments in and advances to affiliates offset by slightly higher capital expenditures in the First Half 2003 as compared to the First Half 2002.

Cash provided by financing activities in the First Half 2003 amounted to $2.2 million compared to cash provided by financing activities of $0.9 million in the First Half 2002. The change is primarily due to the increase in proceeds from non-recourse debt offset by a decrease in the exercise of stock options.

Working capital increased from $64.6 million at December 29, 2002 to $83.5 million at June 29, 2003 primarily due to an increase in cash and cash equivalents offset by a decrease in other current assets and an increase in accounts payable.

The Company’s wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and the debt bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt at 9.7%. The swap is recorded in the Company’s condensed consolidated financial statements as an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income in the condensed consolidated financial statements, net of applicable income taxes. The total value of the swap liability as of June 29, 2003 and December 29, 2002 was $5.9 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

On July 9, 2003, the Company repurchased all 12 million shares of the Company’s common stock, par value $0.01 (the “Common Stock”), beneficially owned by Group 4 Falck A/S (“Group 4 Falck”), the Company’s former 57% majority shareholder, for $132 million in cash pursuant to the terms of a Share Purchase Agreement (the “Share Purchase Agreement”), dated April 30, 2003 by and among the Company, Group 4 Falck, The Wackenhut Corporation, the Company’s former parent company (“TWC”) and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”) (the “Transaction”).

The Transaction was negotiated by a special committee comprised of independent members of the Company’s board of directors and approved by the independent directors on the Company’s board. The special committee retained independent legal and financial advisers to assist it in the evaluation of the Transaction. The special committee received a fairness opinion from Legg Mason, its independent financial advisor, stating that the consideration being paid in connection with the Transaction was fair from a financial point of view to the shareholders of the Company other than Group 4 Falck and its affiliates.

Under the terms of the Share Purchase Agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any voting securities of the Company during a one-year standstill period following the closing of the Transaction. Immediately following the completion of the Transaction, the Company had 9,299,252 million shares of Common Stock issued and outstanding.

WACKENHUT CORRECTIONS CORPORATION

Upon closing of the Transaction, an agreement dated March 7, 2002 by and among the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, was terminated and the two Group 4 Falck representatives serving on the Company’s board of directors resigned. Also terminated upon the closing of the Transaction was a March 7, 2002 agreement between the Company and Group 4 Falck wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s interest in its UK joint venture in the event the Company was required to sell its interest in the joint venture to its partner, Serco Investments Limited.

In addition, the Services Agreement (the “Services Agreement”), dated October 28, 2002, between the Company and TWC, will be terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to Group 4 Falck under the Services Agreement. Pursuant to the Services Agreement, Group 4 Falck was scheduled to provide the Company with information systems related services through December 31, 2004. The Company will handle those services internally beginning January 1, 2004.

The sublease between TWC, as sublessor, and the Company, as sublessee, also terminated ten days after closing of the Transaction. The sublease, which covered the Company’s former corporate headquarters, was set to expire in 2011. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

To facilitate the completion of the Transaction in July 2003, the Company amended its senior secured credit facility and issued $150 million, aggregate principal amount, ten-year, 8 1/4% Senior Unsecured Notes (the “Notes”) in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.

The Amended Senior Secured Credit Facility (the “Amended Senior Credit Facility”) consists of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $100 million, 6-year term loan (the “Term Loan Facility”).

The Revolving Credit Facility contains a $40 million limit for the issuance of standby letters of credit. At July 9, 2003, $100 million was outstanding under the Term Loan Facility, there were no borrowings under the Revolving Credit Facility, and there was $25.4 million outstanding letters of credit.

Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate (defined as the higher of the prime rate or federal funds plus 0.5%) plus a spread of 125 to 200 basis points or LIBOR plus 250 to 325 basis points, depending on the leverage ratio. Indebtedness under the Term Loan Facility bears interest at LIBOR + 300 basis points.

Obligations under the Amended Senior Credit Facility are guaranteed by the Company’s material domestic subsidiaries and are secured by substantially all of the Company’s tangible and intangible assets.

The Amended Senior Credit Facility includes covenants that require the Company, among other things, to maintain a maximum leverage ratio, a minimum fixed charge ratio, a minimum net worth, and to limit the amount of its annual capital expenditures. The facility also limits certain payments and distributions to the Company as well as the Company’s ability to enter into certain types of transactions.

WACKENHUT CORRECTIONS CORPORATION

The Notes are general, unsecured, senior obligations of the Company. Interest is payable semi-annually on January 15 and July 15 at 8.25%, beginning on January 15, 2004. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee (the “Indenture”).

Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at its option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs.

The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its Common Stock, repurchase its Common Stock, or prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain investments, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

The Company has filed a registration statement on Form S-4 (the “Registration Statement”) to register under the Securities Act exchange notes (the “Exchange Notes”) having substantially identical terms as the Notes. Currently, the Notes are primarily tradeable only pursuant to Rule 144A of the Securities Act. Upon the effectiveness of the Registration Statement under the Securities Act, the Company will commence an exchange offer in which holders of the Notes will be able to exchange the Notes for Exchange Notes which will generally be freely tradeable, subject to certain exceptions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, for discussion pertaining to the Company’s exposure to certain market risks. There have been no material changes in the disclosure for the twenty-six weeks ended June 29, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of June 29, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 29, 2003, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WACKENHUT CORRECTIONS CORPORATION

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California employees of the Company. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation against it, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except for such litigation incidental to the Company’s business, and the matter set forth above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

ITEM 2.	CHANGES IN SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 1, 2003 in Manalapan, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

	Votes For	Votes Withheld

Wayne H. Calabrese	19,460,152	118,000
Norman A. Carlson	19,459,752	118,400
Benjamin R. Civiletti	18,067,090	1,511,062
Richard H. Glanton	18,056,890	1,521,262
Anne N. Foreman	19,449,802	128,350
Lars Norby Johansen*	18,048,885	1,529,267
George C. Zoley	19,460,552	117,460
Soren Lundsberg-Nielsen*	18,048,285	1,529,867
G. Fred DiBona, Jr.	19,455,852	122,300

*	Messrs. Johansen and Lundsberg-Nielsen have since resigned from the Company’s Board of Directors, effective July 9, 2003, pursuant to the Share Repurchase Agreement, dated April 30, 2003, by and among the Company, Group 4 Falck, The Wackenhut Corporation, the Company’s former parent company and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck. For more information, see Note 6 to the Company’s Condensed Consolidated Financial Statements above.

WACKENHUT CORRECTIONS CORPORATION

The second matter voted upon at the Annual Meeting was the ratification of the action of the Board of Directors appointing the firm of Ernst & Young LLP to be the independent certified public accountants of the Company for the fiscal year 2003. The tabulation of the votes on this matter was as follows:

For: 19,544,024     Against: 29,678     Abstain: 4,450

The third matter voted upon at the Annual Meeting was the approval of an amendment to the Wackenhut Corrections Corporation Stock Option Plan – 1999 authorizing the issuance of an additional 300,000 shares of WCC Common Stock subject to awards. The tabulation of the votes on this matter was as follows:

For: 16,661,230     Against: 1,598,121     Abstain: 1,318,801

The fourth matter voted upon at the Annual Meeting was the approval of an amendment to the Non-Employee Director Stock Option Plan authorizing the issuance of an additional 25,000 shares of WCC Common Stock subject to awards. The tabulation of the votes on this matter was as follows:

For: 17,995,401     Against: 256,075     Abstain: 1,667,468

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

31.1	SECTION 302 CEO Certification
31.2	SECTION 302 CFO Certification
32.1	SECTION 906 CEO Certification
32.2	SECTION 906 CFO Certification

(b)	Reports on Form 8-K – The Company filed a Form 8-K, Items 5, 7 and 9 on May 8, 2003.

WACKENHUT CORRECTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

August 13, 2003	/s/ John G. O’Rourke

Date	John G. O’Rourke
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)