Form 10-K/A
period 2002-12-29
WACKENHUT CORRECTIONS CORP
filed 2003-11-10
CIK 923796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-2

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

     At June 30, 2002, the aggregate market value of the 9,236,620 shares of common stock held by non-affiliates of the registrant was $131,714,201. At October 14, 2003, there were outstanding 9,328,522 shares of common stock.

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
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
SIGNATURES
SCHEDULE II
EXHIBIT INDEX
Consent of Ernst & Young LLP (West Palm Beach, FL)
Consent of Ernst & Young LLP (London, England)
Certification of CEO - Section 302
Certification of CFO - Section 302
Certification of CEO - Section 906
Certification of CFO - Section 906

EXPLANATORY NOTE

     This Form 10-K/A-2 is being filed for the sole purpose of amending certain text and footnote disclosure in the audited financial statements of Wackenhut Corrections Corporation for the years ended December 29, 2002, December 30, 2001, and December 31, 2000. Item 15 is also amended to include the consents of the independent auditors relating to the above-mentioned financial statements and certifications by the Chief Financial Officer and the Chief Executive Officer.

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

     Reserves for Insurance Losses

      Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC. The Company recognized and paid insurance premiums expense related to this program with TWC of $17.8 million, $22.0 million and $13.6 million, respectively, for each of the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000. Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and a $1 million deductible. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary worker’s compensation limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

      Because the new policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on actuarial estimates. Prior to the establishment of the new high deductible policy, the Company had not recognized any expense related to self-insurance. The Company recognized approximately $3.0 million of self-insurance expense for estimated losses related to the high deductible policy during the fourth quarter of fiscal 2002 as a result of establishing the high deductible policy on October 2, 2002.

      The Company is self-insured for employment claims and medical malpractice. There can be no assurance that the Company will be able to obtain or maintain insurance levels as required by its contracts. The Company recognized approximately $1.4 million, $0.3 million and $0.4 million, respectively, of self-insurance expense related to employment claims and medical malpractice claims for each of the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000.

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

     Foreign Currency Translation

      The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income.

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

      In Australia, the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) announced its intention to enter into contract negotiations with a competitor of the Company’s Australian subsidiary for the management and operation of Australia’s immigration centers. DIMIA has further stated that if it is unable to reach agreement with the announced preferred bidder, it will enter into negotiations with the Company’s Australian subsidiary. The Company is continuing to operate the centers under its current contract, which is due to expire on or before June 23, 2003 but may be extended by the government if negotiations are not completed with the successful tenderer. If negotiations are not successful, WCC’s Australian subsidiary is the only other qualified tenderer for consideration. In 2002, the contract with DIMIA represented approximately 10% of the Company’s revenue (exclusive revenue of 50-50 joint ventures). In both 2001 and 2000, DIMIA represented approximately 11% of the Company’s revenue. The Company does not have any lease obligations related to its contract with DIMIA.

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

     Litigation, Claims and Assessments

      The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all current and former WCC California correctional officers in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is vigorously defending its rights in this action. The nature of the Company’s business results in claims or litigation against the Company incidental to the Company’s business, including claims for damages arising from the conduct of its employees or others. It is reasonably possible that the outcome of such claims or litigation that are currently pending could result in losses to the Company; however, except for any potential losses incurred as a result of the wage and hour lawsuit described above, the Company believes that the impact of any losses incurred as a result of such pending claims or litigation would not have a material adverse effect on its financial condition or results of operations.

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

Fiscal Year	2002	2001	2000

	(In thousands)
REVENUES:
U.S. operations	$451,465	$454,053	$426,510
Australia operations	117,147	108,020	109,047

Total revenues	$568,612	$562,073	$535,557

OPERATING INCOME:
U.S. operations	$26,066	$19,559	$9,620
Australia operations	1,810	4,625	9,292

Total operating income	$27,876	$24,184	$18,912

LONG-LIVED ASSETS:
U.S. operations	$200,258	$47,639	$48,274
Australia operations	6,208	6,119	6,346

Total long-lived assets	$206,466	$53,758	$54,620

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

      General and administrative expenses represent charges for management and support services. TWC provides various general and administrative services to the Company under a Services Agreement, through which TWC provides payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only services provided will be for information technology support through year-end 2004. The Company has negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement. The Company believes that such rates are on terms no less favorable than the Company could obtain from unaffiliated third parties.

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

      The cost of these revised agreements is being charged to expense and accrued using a present value method over the expected remaining terms of employment. The charge to expense for the amended agreements for 2002 was $3.1 million. Currently, the plan is not funded. Subsequent to year-end, the Company and the executives amended the agreements to defer the retirement payment until the respective executives actually retire, no sooner than age 55. The Company paid approximately $1.8 million related to the change in control provisions per the employment agreements in 2002 and expects to pay out an additional approximately $3.1 million and $1.3 million under the agreements in 2003 and 2004, respectively.

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

     3.     Exhibits. The following exhibits are filed as part of this Form 10-K/A-2:

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.

3.2**	—	Bylaws of Wackenhut Corrections Corporation.

4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).

4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.

10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.

10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.

10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.

10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.

10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.

10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.

10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).

10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.

10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.

10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).

10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).

10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

10.18*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.

10.19*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.

10.20*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.

10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).

10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.

10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.

10.24	—	Share Purchase Agreement, dated May 1, 2003, among The Wackenhut Corporation, Tuhnekcaw, Inc., Group 4 Falck A/S and Wackenhut Corrections Corporation (incorporated herein by reference to Exhibit 10.1 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated March 30, 2003).

21.1*	—	Subsidiaries of Wackenhut Corrections Corporation.

23.1	—	Consent of Independent Certified Public Accountants.

23.2	—	Consent of Independent Auditors.

24.1*	—	Powers of Attorney.

31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Previously filed with this report.

**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).

****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

     (b)  Reports on Form 8-K. Wackenhut Corrections Corporation filed a Form 8-K, Item 2, on December 27, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

Date: November 10, 2003	/s/ JOHN G. O’ROURKE John G. O’Rourke Senior Vice President of Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ * George C. Zoley	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 10, 2003

/s/ JOHN G. O’ROURKE John G. O’Rourke	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)	November 10, 2003

/s/ BRIAN R. EVANS Brian R. Evans	Vice President – Accounting, Chief Accounting Officer and Controller (principal accounting officer)	November 10, 2003

/s/ * Wayne H. Calabrese	Vice Chairman of the Board and Director	November 10, 2003

/s/ * Norman A. Carlson	Director	November 10, 2003

/s/ * Benjamin R. Civiletti	Director	November 10, 2003

/s/ * Anne N. Foreman	Director	November 10, 2003

Signature	Title	Date

/s/ * G. Fred DiBona, Jr.	Director	November 10, 2003

/s/ * Richard H. Glanton	Director	November 10, 2003

* By /s/ JOHN G. O’ROURKE John G. O’Rourke Attorney-in-fact

SCHEDULE II

WACKENHUT CORRECTIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period

	(In thousands)
YEAR ENDED DECEMBER 29, 2002:
Allowance for doubtful accounts	$2,557	$2,368	$—	$(3,281)	$1,644
YEAR ENDED DECEMBER 30, 2001:
Allowance for doubtful accounts	$1,262	$3,636	$—	$(2,341)	$2,557
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	$1,499	$1,755	$—	$(1,992)	$1,262

EXHIBIT INDEX

Exhibit
Number		Description

3.1**	—	Amended and Restated Articles of Incorporation of Wackenhut Corrections Corporation, dated May 16, 1994.
3.2**	—	Bylaws of Wackenhut Corrections Corporation.
4.1	—	Credit Agreement, dated December 12, 2002, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, BNP Paribas, as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s report on Form 8-K, dated December 27, 2002).
4.2*	—	First Amendment to Credit Agreement, dated January 10, 2003, by and among Wackenhut Corrections Corporation, Wachovia Bank, National Association, as Administrative Agent, and BNP Paribas, as Syndication Agent.
10.1†**	—	Wackenhut Corrections Corporation Stock Option Plan.
10.2†**	—	Wackenhut Corrections Corporation 1994 Stock Option Plan.
10.3†**	—	Form of Indemnification Agreement between Wackenhut Corrections Corporation and its Officers and Directors.
10.4†***	—	Wackenhut Corrections Corporation Senior Officer Retirement Plan.
10.5†***	—	Wackenhut Corrections Corporation Director Deferral Plan.
10.6†***	—	Wackenhut Corrections Corporation Senior Officer Incentive Plan.
10.7	—	Lease Agreement, effective as of January 3, 1994, between Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-1, as amended, Registration Number 33-79264).
10.8*	—	Wackenhut Corrections Corporation Nonemployee Director Stock Option Plan, as amended October 29, 1996.
10.9****	—	Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation; Form Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.; and, Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P.
10.10†	—	Wackenhut Corrections Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wackenhut Corrections Corporation’s report on Form 10-K, dated March 30, 2000).
10.11†	—	Senior Officer Retirement Agreement (incorporated by reference to Exhibit 10.1 of Wackenhut Corrections Corporation’s report on Form 10-Q, dated August 10, 2001).
10.12†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.13†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.14†	—	Executive Employment Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.15†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.16†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).
10.17†	—	Executive Retirement Agreement, dated March 7, 2002, between Wackenhut Corrections Corporation and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated May 15, 2002).

Exhibit
Number		Description

10.18*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and George C. Zoley.
10.19*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and Wayne H. Calabrese.
10.20*†	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between Wackenhut Corrections Corporation and John G. O’Rourke.
10.21	—	Agreement, dated as of March 8, 2002, by and among Group 4 Falck A/S, Wackenhut Corrections Corporation and The Wackenhut Corporation (incorporated by reference to Exhibit 10.1 in Wackenhut Corrections Corporation’s Form 8-K, dated March 8, 2002).
10.22*	—	Office Lease, dated September 12, 2002, by and between Wackenhut Corrections Corporation and Canpro Investments Ltd.
10.23*	—	Services Agreement, dated as of October 28, 2002, between Wackenhut Corrections Corporation and The Wackenhut Corporation.
10.24	—	Share Purchase Agreement, dated May 1, 2003, among The Wackenhut Corporation, Tuhnekcaw, Inc., Group 4 Falck A/S and Wackenhut Corrections Corporation (incorporated herein by reference to Exhibit 10.1 filed in Wackenhut Corrections Corporation’s report on Form 10-Q, dated March 30, 2003).
21.1*	—	Subsidiaries of Wackenhut Corrections Corporation.
23.1	—	Consent of Independent Certified Public Accountants.
23.2	—	Consent of Independent Auditors.
24.1*	—	Powers of Attorney.
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Previously filed with this report.

**	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-79264).

***	Incorporated herein by reference to exhibit of the same number filed in Wackenhut Corrections Corporation’s Registration Statement, as amended, on Form S-1 (Registration Number 33-80785).

****	Incorporated by reference to Exhibits 10.2, 10.3, 10.4, and 10.5 of Wackenhut Corrections Corporation’s Registration Statement on Form S-3 (Registration Number 333-46681).

† Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.