Form 10-Q/A
period 2003-06-29
WACKENHUT CORRECTIONS CORP
filed 2003-11-10
CIK 923796

FORM 10-Q/A

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

Yes ☒                    No ☐

At October 14, 2003, 9,328,522 shares of the registrant’s Common Stock were issued and outstanding.

EXPLANATORY NOTE

    This Form 10-Q/A is being filed for the sole purpose of amending certain text and footnote disclosure in the unaudited condensed consolidated financial statements of Wackenhut Corrections Corporation for the twenty-six weeks ended June 29, 2003. Item 6 is also amended to include the certifications by the Chief Executive Officer and the Chief Financial Officer.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

      During 2000, the Company formed two joint ventures in South Africa to design, construct, manage and finance a prison in South Africa. South African Custodial Services Pty. Limited (“SACS”) was established to design, finance and build the prison and South African Custodial Management Pty Limited (“SACM”) was established to operate the prison. SACS was financed with approximately $8 million in initial equity contributions from the joint venture partners and $58.3 million in debt. The creditors of SACS do not have recourse to the Company. SACS entered into a contract with SACM to operate the prison upon completion of construction.

      The Company does not control SACS or SACM, and records its proportional share (50%) of the operating results of each entity using the equity method.

      The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in SACS and SACM. If the Company were required to consolidate SACM beginning December 30, 2002, total assets and liabilities reported at June 29, 2003 would have increased approximately $4.1 million and $2.0 million, respectively. Revenues and operating expenses for the twenty-six weeks ended June 29, 2003 would have increased approximately $5.9 million and $4.3 million, respectively. If the Company were required to consolidate SACS beginning December 30, 2002, total assets and liabilities reported at June 29, 2003 would have increased approximately $67.3 million and $64.4 million, respectively. Revenues and operating expenses for the twenty-six weeks ended June 29, 2003 would have increased approximately $11.6 million and $8.0 million, respectively. The equity interests of the joint venture partners would have been reported as minority interest expense. There would have been no impact on the Company’s net income as reported.

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

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirteen and Twenty-six Weeks ended

	June 29, 2003	June 30, 2002

Expected volatility factor	49%	49%
Approximate risk free interest rate	2.2%	1.7%
Expected lives (in years)	4.4	3

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues
U.S. operations	$122,323	$113,452	$235,828	$225,313
Australia operations	30,884	27,740	62,633	56,061

Total revenues	$153,207	$141,192	$298,461	$281,374

Operating Income
U.S. operations	$9,460	$7,198	$18,386	$12,919
Australia operations	486	285	1,266	482

Total operating income	$9,946	$7,483	$19,652	$13,401

	As of

	June 29, 2003	December 29, 2002

Long-lived Assets
U.S. operations	$199,052	$200,258
Australia operations	6,067	6,208

Total long-lived assets	$205,119	$206,466

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

     CONTRACTS

      The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center was recently extended through December 31, 2003. Management believes that a contract extension will be entered into for any services which we may provide after December 31, 2003. However, there can be no assurance that a contract extension will be finalized. If the contract is not extended, the Company may not be reimbursed for any of its fees related to the operation of the McFarland facility after December 31, 2003. During the twenty-six weeks ended June 29, 2003, the contract for the McFarland facility represented less than 1% of the Company’s consolidated revenues. In addition, the McFarland facility is currently in the fifth year of a ten-year non-cancelable operating lease with Correctional Properties Trust, referred to as CPV. In the event that the Company is unable to extend the McFarland contract beyond December 31, 2003 or find an alternative use for the McFarland facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $5.0 million through April 28, 2008.

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
PART II — OTHER INFORMATION

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

WACKENHUT CORRECTIONS CORPORATION

November 10, 2003	/s/ John G. O’Rourke

Date	John G. O’Rourke
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)