Form 10-Q
period 2003-09-28
WACKENHUT CORRECTIONS CORP
filed 2003-11-12
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003

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

Yes  ☒  No  ☐

At November 10, 2003, 9,328,552 shares of the registrant’s common stock were issued and outstanding.

WACKENHUT CORRECTIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements of Wackenhut Corrections Corporation, a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior year have been reclassified to conform to the current presentation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 28, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2003.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenues	$157,848	$141,706	$456,309	$423,080
Operating expenses (including amounts related to The Wackenhut Corporation (“TWC”) of $0, $5,988, $0 and $17,973, respectively)	141,770	123,822	394,610	370,470
Depreciation and amortization	3,433	2,422	10,352	7,346
G&A expense (including amounts related to TWC of $473, $878, $1,679 and $2,498, respectively)	9,522	7,849	28,572	24,250

Operating income	3,123	7,613	22,775	21,014
Interest income	1,705	1,119	4,249	3,235
Interest expense	(5,558)	(802)	(11,649)	(2,476)
Write-off of deferred financing fees from extinguishment of debt	(1,989)	—	(1,989)	—
Gain on sale of UK joint venture	61,034	—	61,034	—

Income before income taxes and equity in earnings of affiliates	58,315	7,930	74,420	21,773
Provision for income taxes	28,461	3,229	35,153	9,704

Income before equity in earnings of affiliates	29,854	4,701	39,267	12,069
Equity in earnings of affiliates, net of income tax provision of $372, $539, $1,863 and $2,450, respectively	514	657	2,572	3,877

Net income	$30,368	$5,358	$41,839	$15,946

Basic earnings per share	$2.86	$0.25	$2.36	$0.76

Basic weighted average shares outstanding	10,622	21,240	17,714	21,115

Diluted earnings per share	$2.79	$0.25	$2.34	$0.75

Diluted weighted average shares outstanding	10,895	21,391	17,877	21,340

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2003 AND DECEMBER 29, 2002
(In thousands except share data)
(UNAUDITED)

	September 28, 2003	December 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$120,445	$35,240
Accounts receivable, less allowance for doubtful accounts of $1,389 and $1,644, respectively	101,622	84,737
Deferred income tax asset	11,561	7,161
Other	8,211	12,445

Total current assets	241,839	139,583

Property and equipment, net	204,257	206,466
Investments in and advances to affiliates	7,398	19,776
Deferred income tax asset	10,818	119
Direct finance lease receivable	39,671	30,866
Other non-current assets	13,057	5,848

	$517,040	$402,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,962	$10,138
Accrued payroll and related taxes	14,371	17,489
Accrued expenses	69,234	43,046
Current portion of deferred revenue	1,811	2,551
Current portion of long-term debt and non-recourse debt	5,520	1,770

Total current liabilities	107,898	74,994

Deferred revenue	6,667	7,348
Other non-current liabilities	14,792	13,058
Long-term debt	265,707	123,750
Non-recourse debt	39,671	30,866
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,328,552 and 21,245,620 shares issued and outstanding, respectively	213	212
Additional paid-in capital	64,527	63,500
Retained earnings	153,176	111,337
Accumulated other comprehensive loss	(3,611)	(22,407)
Treasury stock (12,000,000 shares as of September 28, 2003)	(132,000)	—

Total shareholders’ equity	82,305	152,642

	$517,040	$402,658

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

WACKENHUT CORRECTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended

	September 28, 2003	September 29, 2002

Cash flows from operating activities:
Net income	$41,839	$15,946
Adjustments to reconcile net income to net cash (used in)provided by operating activities—
Depreciation and amortization	10,352	7,346
Deferred tax benefit	(5,091)	(589)
Provision for doubtful accounts	337	1,397
Equity in earnings of affiliates, net of tax	(2,572)	(3,877)
Tax benefit related to employee stock options	327	1,071
Gain on sale of UK joint venture	(61,034)	—
Write-off of deferred financing fees from extinguishment of debt	1,989	—
Changes in assets and liabilities —
(Increase) decrease in assets:
Accounts receivable	(13,954)	(10,462)
Other current assets	5,007	(1,968)
Other assets	(11,734)	1,451
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	27,288	(5,994)
Accrued payroll and related taxes	(3,715)	3,989
Deferred revenue	2,329	(1,509)
Other liabilities	2,441	7,921

Net cash (used in) provided by operating activities	(6,191)	14,722

Cash flows from investing activities:
Investments in and advances to affiliates	929	(165)
Repayments of investments in and advances to affiliates	—	1,617
Proceeds from sale of UK joint venture	80,678	—
Capital expenditures	(6,540)	(5,246)

Net cash provided by (used in) investing activities	75,067	(3,794)

Cash flows from financing activities:
Proceeds from long-term debt and non-recourse debt	143,701	1,794
Repurchase of common stock	(132,000)	(520)
Proceeds from exercise of stock options	701	1,266

Net cash provided by financing activities	12,402	2,540

Effect of exchange rate changes on cash	3,927	(2,630)

Net increase in cash	85,205	10,838
Cash, beginning of period	35,240	46,099

Cash, end of period	$120,445	$56,937

Supplemental disclosures:
Cash paid for income taxes	$32,517	$4,773

Cash paid for interest	$5,920	$124

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

During 2000, the Company formed two joint ventures in South Africa to design, construct, manage and finance a prison in South Africa. South African Custodial Services Pty Limited (“SACS”) was established to design, finance and build the prison and South African Custodial Management Pty Limited (“SACM”) was established to operate the prison in association with two other independent service providers. SACS was financed with approximately $8 million in initial equity contributions from the joint venture partners and $58.3 million in debt. The creditors of SACS do not have recourse to the Company. SACS entered into contracts with SACM and two other independent service providers to operate the prison upon completion of construction.

The Company has a one-half interest in both SACS and SACM, and records its proportional share of the operating results of each entity using the equity method.

The Company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interests in SACS and SACM. If the Company were required to consolidate SACM beginning December 30, 2002, total assets and liabilities reported at September 28, 2003 would have increased approximately $5.4 million and $2.5 million, respectively. Revenues and operating expenses for the thirty-nine weeks ended September 28, 2003 would have increased approximately $9.1 million and $6.6 million, respectively. If the Company were required to consolidate SACS beginning December 30, 2002, total assets and liabilities reported at September 28, 2003 would have increased approximately $62.7 million and $65.3 million, respectively. Revenues and operating expenses for the thirty-nine weeks ended September 28, 2003 would have increased approximately $18 million and $12.5 million, respectively. The equity interests of the joint venture partners would have been reported as minority interest expense. There would have been no impact on the Company’s net income as reported.

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

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity”. SFAS No. 150 provides that certain financial instruments with characteristics of both liability and equity to be classified as a liability. The statement is effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. However, certain provisions of SFAS No. 150 have been delayed. The Company does not have financial instruments that qualify under this statement.

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
(UNAUDITED)

2.     ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

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

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended

(In thousands, except per share data)

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income:
As reported	$30,368	$5,358	$41,839	$15,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	64	—	427	995
Pro forma	30,304	5,358	41,412	14,951
Basic earnings per share:
As reported	$2.86	$0.25	$2.36	$0.76
Pro forma	2.85	0.25	2.34	0.71
Diluted earnings per share:
As reported	$2.79	$0.25	$2.34	$0.75
Pro forma	2.78	0.25	2.32	0.70

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirty-nine Weeks ended

	September 28, 2003	September 29, 2002

Expected volatility factor	49%	49%
Approximate risk free interest rate	2.2%	1.7%
Expected lives (in years)	4.4	3

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.     DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Revenues
US operations	$122,672	$112,108	$358,500	$337,421
Australia operations	35,176	29,598	97,809	85,659

Total revenues	$157,848	$141,706	$456,309	$423,080

Operating Income (Loss)
US operations	$3,802	$5,959	$22,188	$18,878
Australia operations	(679)	1,654	587	2,136

Total operating income	$3,123	$7,613	$22,775	$21,014

	As of

	September 28, 2003	December 29, 2002

Long-lived Assets
US operations	$197,394	$200,258
Australia operations	6,863	6,208

Total long-lived assets	$204,257	$206,466

Long-lived assets consist of property, plant and equipment.

The Company formerly had an affiliate (50% or less owned) that provided correctional detention facilities management, home monitoring and court escort services in the United Kingdom. The Company sold its interest in this affiliate on July 2, 2003 for approximately $80.7 million and recognized a gain of approximately $61 million.

In February 2002, the Company’s 50% owned foreign affiliates in South Africa, SACS and SACM, opened a 3,024-bed maximum security correctional facility. The following table summarizes certain financial information pertaining to these unconsolidated foreign affiliates, on a combined basis (in thousands):

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.     DOMESTIC AND INTERNATIONAL OPERATIONS (CONTINUED)

	Thirty-nine Weeks Ended

	September 28, 2003	September 29, 2002

Statement of Operations Data
Revenues	$27,106	$6,771
Operating income (loss)	8,664	(1,764)
Net income (loss)	$947	$(2,352)
Balance Sheet Data
Current assets	$10,383	$4,106
Noncurrent assets	57,675	42,821
Current liabilities	4,949	2,520
Noncurrent liabilities	62,792	41,803
Stockholders’ equity	$317	$2,604

4.     COMPREHENSIVE INCOME

The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income	$30,368	$5,358	$41,839	$15,946
Change in foreign currency translation, net of income tax (benefit) expense of $(194), ($1,071), $3,805 and $849, respectively	(304)	(1,675)	5,951	1,328
Minimum pension liability adjustment, net of income tax expense of $23, $—, $143, $—, respectively	36	—	223	—
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $577, $542, ($432), ($945), respectively	902	633	(676)	(2,590)
Reclassification adjustment for losses on UK interest rate swaps included in net income related to the sale of the UK joint venture	13,298	—	13,298	—

Comprehensive income	$44,300	$4,316	$60,635	$14,684

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     EARNINGS PER SHARE

The following table shows the amounts used in computing earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net Income	$30,368	$5,358	$41,839	$15,946
Basic earnings per share:
Weighted average shares Outstanding	10,622	21,240	17,714	21,115

Per share amount	$2.86	$0.25	$2.36	$0.76

Diluted earnings per share:
Weighted average shares Outstanding	10,622	21,240	17,714	21,115
Effect of dilutive securities:
Employee and director stock Options	273	151	163	225

Weighted average shares assuming dilution	10,895	21,391	17,877	21,340

Per share amount	$2.79	$0.25	$2.34	$0.75

Thirteen Weeks

Options to purchase 430,600 shares of the Company’s common stock, with exercise prices ranging from $18.38 to $26.88 per share and expiration dates between 2006 and 2009, were outstanding at the thirteen weeks ended September 28, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirteen weeks ended September 29, 2002, options to purchase 812,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2005 and 2012, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

Thirty-nine Weeks

Options to purchase 986,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2013, were outstanding at the thirty-nine weeks ended September 28, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirty-nine weeks ended September 29, 2002, options to purchase 810,600 shares of the Company’s common stock, with exercise prices ranging from $14.69 to $26.88 and expiration dates between 2006 and 2012, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.     SHARE REPURCHASE FROM GROUP 4 FALCK A/S

On July 9, 2003 the Company repurchased all 12 million shares of the Company’s common stock, par value $0.01 (the “common stock”), beneficially owned by Group 4 Falck A/S (“Group 4 Falck”), the Company’s former 57% majority shareholder, for $132 million in cash pursuant to the terms of a Share Purchase Agreement (the “Share Purchase Agreement”), dated April 30, 2003, by and among the Company, Group 4 Falck, the Company’s former parent company, The Wackenhut Corporation (“TWC”), and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”) (the “Transaction”).

The Transaction was negotiated by a special committee comprised of independent members of the Company’s board of directors and approved by the independent directors on the Company’s board. The special committee retained independent legal and financial advisors to assist it in the evaluation of the Transaction. The special committee received a fairness opinion from its independent financial advisor, stating that the consideration being paid in connection with the Transaction was fair from a financial point of view to the shareholders of the Company other than Group 4 Falck and its affiliates.

Under the terms of the Share Purchase Agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any voting securities of the Company during a one-year standstill period following the closing of the Transaction. Immediately following the completion of the Transaction, the Company had 9,289,252 million shares of Common Stock issued and outstanding.

Upon closing of the Transaction, an agreement dated March 7, 2002 by and among the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, was terminated and the two Group 4 Falck representatives serving on the Company’s board of directors resigned. Also terminated upon the closing of the Transaction was a March 7, 2002 agreement between the Company and Group 4 Falck wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s interest in its UK joint venture in the event that litigation related to the sale of TWC to Group 4 Falck were to result in a court order requiring the Company to sell its interest in the joint venture to its partner, Serco Investments Limited (“Serco”). On July 2, 2003, the Company completed the sale of its UK joint venture interest to Serco at a price of approximately $80.7 million, as determined by a panel of valuation experts. The Company recognized a gain on the sale of approximately $61 million during the third quarter.

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

A sublease for the Company’s former headquarters between TWC, as sublessor, and the Company, as sublessee, also terminated ten days after closing of the Transaction. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     LONG-TERM DEBT

To facilitate the completion of the Transaction, the Company amended its senior secured credit facility and issued $150 million, aggregate principal amount, ten-year, 8 1/4% Senior Unsecured Notes (the “Notes”) in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).

The Amended Senior Secured Credit Facility (the “Amended Senior Credit Facility”) consists of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $100 million, 6-year term loan (the “Term Loan Facility”).

The Revolving Credit Facility contains a $40 million limit for the issuance of standby letters of credit. At September 28, 2003, $100 million was outstanding under the Term Loan Facility, $20 million was outstanding under the Revolving Credit Facility, and there was $25.9 million outstanding under letters of credit.

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

The Notes are general, unsecured, senior obligations of the Company. Interest is payable semi-annually on January 15 and July 15 at 8.25%, beginning on January 15, 2004. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee (the“Indenture”).

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

The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on the Company’s common stock, or repurchase the Company’s common stock, or prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain investments, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. LONG-TERM DEBT (CONTINUED)

The Company has filed an S-4 registration statement (the “Registration Statement”) to register under the Securities Act exchange notes (the “Exchange Notes”) having substantially identical terms as the Notes. The Registration Statement was declared effective by the Securities and Exchange Commission on November 10, 2003. The Company is currently in the process of commencing an exchange offer pursuant to the Registration Statement, in which holders of the Notes will be able to exchange the Notes for Exchange Notes which will generally be freely tradeable, subject to certain exceptions.

At September 28, 2003 the Company had outstanding eleven letters of guarantee totaling approximately $6.4 million under separate international facilities.

The Company’s wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and the debt bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt at 9.7%. The swap is recorded in the Company’s condensed consolidated financial statements as an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income in the condensed consolidated financial statements, net of applicable income taxes. The total value of the swap liability as of September 28, 2003 and December 29, 2002 was $4.6 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50 million amount. As of September 28, 2003, the fair value of the swaps totaled approximately $0.7 million and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the thirteen and thirty-nine weeks ended September 28, 2003.

For every one percent increase in the interest rate applicable to the swap agreements, the Company’s total annual interest expense will increase by $0.5 million.

The Company is also exposed to changes in interest rates with respect to the Amended Senior Credit Facility. Monthly payments under the Amended Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Amended Senior Credit Facility of $120 million as of September 28, 2003, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, the Company’s total annual interest expense will increase by $1.2 million.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES

     CONTRACTS

The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center was recently extended through December 31, 2003. Management believes that a contract extension will be entered into for any services which the Company may provide after December 31, 2003. However, there can be no assurance that a contract extension will be finalized. If the contract is not extended, the Company may not be reimbursed for any of its fees related to the operation of the McFarland facility after December 31, 2003. During the thirty-nine weeks ended September 28, 2003, the contract for the McFarland facility represented less than 1% of the Company’s consolidated revenues. In addition, the McFarland facility is currently in the fifth year of a ten-year non-cancelable operating lease with Correctional Properties Trust, referred to as CPV. In the event that the Company is unable to extend the McFarland contract beyond December 31, 2003 or find an alternative use for the McFarland facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $5 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on its underlying lease of the inactive facility. The Company incurred an operating charge of $1.1 million during the year ended December 29, 2002, related to the Company’s lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. However, parties that the Company previously believed might sublease the facility prior to early 2004 have recently either indicated that they do not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, management of the Company has determined that it is unlikely that the Company will sublease the facility or find an alternative correctional use for the facility prior to the expiration of the current provision for anticipated loss in early 2004 and the Company has incurred an additional provision for operating loss of approximately $5 million during the third quarter 2003. This additional operating charge both covers the Company’s anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7 million.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, (“DIMIA”), recently entered into a contract with a division of Group 4 Falck for the management and operation of Australia’s immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. The Company is currently in the process of transitioning the management and operation of the DIMIA centers to the division of Group 4 Falck and expects that the transition will be fully completed by February 23, 2004, when the Company’s contract with DIMIA is scheduled to expire. Once the division of Group 4 Falck begins to fully operate the DIMIA centers, the Company will no longer recognize any further revenue from the DIMIA contract. For the thirty-nine weeks ended September 28, 2003, the contract with DIMIA represented approximately 9.8% of the Company’s consolidated revenues. The Company does not have any lease obligations related to its contract with DIMIA. During the third quarter 2003, the Company incurred increased costs of approximately $3 million related to the transitioning of the DIMIA contract to the division of Group 4 Falck, primarily related to liability insurance expenses. The Company may incur additional costs related to the transition in the future.

WACKENHUT CORRECTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEGAL

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California correctional officers in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the litigation cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is uninsured for any damages or costs it may incur as a result of this lawsuit, including the expenses of defending the lawsuit. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company maintains insurance coverage for these types of claims, except for claims relating to employment matters and medical malpractice claims relating to its mental health facilities, for which the Company carries no insurance. Except for the pending wage and hour litigation described above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

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

Forward-Looking Statements: Management’s discussion and analysis of the Company’s financial condition and results of operations and the Company’s November 6, 2003 press release announcing earnings contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates. This section of the quarterly report also includes beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, (1) the Company’s ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into the Company’s operations without substantial additional costs; (2) the instability of foreign exchange rates, exposing the Company to currency risks in Australia, New Zealand and South Africa, or other countries in which the Company may choose to conduct its business; (3) an increase in labor rates beyond that which is budgeted; (4) the Company’s ability to expand correctional and mental health services; (5) the Company’s ability to win management contracts for which it has submitted proposals and to retain existing management contracts; (6) the Company’s ability to raise new project development capital given the often short-term nature of the customers’ commitment to the use newly developed facilities; (7) the Company’s ability to find a customer for the Jena, Louisiana Facility and/or sub-lease or coordinate the sale of facility with Correctional Properties Trust (“CPV”); (8) the Company’s ability to accurately project the size and growth of the domestic and international privatized corrections industry; (9) the Company’s ability to estimate the government’s level of utilization of privatization; (10) the Company’s ability to obtain future financing at competitive rates; (11) the Company’s exposure to general liability and workers’ compensation insurance costs; (12) the Company’s ability to maintain occupancy rates; (13) the Company’s ability to manage health related insurance costs and medical malpractice liability claims; (14) the ability of the Company’s government customers to secure budgetary appropriations to fund their payment obligations; (15) the Company’s ability to effectively internalize functions and services previously provided by The Wackenhut Corporation, the Company’s former parent company and (16) other future factors including, but not limited to, increasing price and service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business and other factors contained in the Company’s Securities and Exchange Commission filings, including the prospectus dated January 23, 1996, the Form S-4 dated November 10, 2003 and the Company’s current Form 10-K, 10-Q and 8-K reports.

WACKENHUT CORRECTIONS CORPORATION

     RECENT EVENTS

     Share Repurchase

On July 9, 2003, the Company repurchased all 12 million shares of the Company’s common stock beneficially owned by Group 4 Falck A/S (“Group 4 Falck”), the Company’s former 57% majority shareholder, for $132 million in cash pursuant to the terms of a Share Purchase Agreement, dated April 30, 2003, by and among the Company, Group 4 Falck, The Wackenhut Corporation, the Company’s former parent company, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck. Immediately following the share repurchase, the Company had 9,289,252 million shares of common stock issued and outstanding.

     Sale of Joint Venture Interest in Premier Custodial Group Limited

On July 2, 2003, the Company sold its 50% interest in Premier Custodial Group Limited (“PCG”), the Company’s joint venture in the United Kingdom, to Serco Investments Limited, the Company’s former joint venture partner, for approximately $80.7 million (on a pretax basis). Under the terms of the Indenture governing the Notes, the Company issued in July 2003, the Company has an obligation to use the proceeds from the sale of its interest in PCG to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the Amended Senior Credit Facility or to make an offer to repurchase a portion of the Notes.

          Results of Re-bids on Management Contracts in Texas

As a result of a re-bidding process in Texas on several state management contracts which are due to expire in early 2004, the Company was recently awarded management contracts by the Texas Department of Criminal Justice for the continued operation of two facilities which it currently operates— the Cleveland Correctional Center and the Lockhart Secure Work Program Facility. The Company was also awarded the management contract to operate a new facility, the Sanders Estes Correctional Center. However, the Company’s existing management contracts to operate the Willacy State Jail and the John R. Lindsey State Jail were not renewed. Although the net impact of the Texas re-bid process will result in an overall loss of one contract, the Company does not believe that this will have a material impact on its future financial performance. The awards will be effective January 16, 2004.

     CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s significant accounting policies is described in Note 2 to the Company’s financial statements on Form 10-K/A for the year ended December 29, 2002. The significant accounting policies and estimates which the Company believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

WACKENHUT CORRECTIONS CORPORATION

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

     Property and Equipment

As of September 28, 2003, the Company had approximately $204 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

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

WACKENHUT CORRECTIONS CORPORATION

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

     Reserves for Insurance Losses

Casualty insurance related to workers’ compensation, general liability and automobile insurance coverage is provided through an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and a $1 million deductible. The primary automobile coverage has a $5 million limit per occurrence with a $1 million deductible and the primary workers’ compensation insurance limits are based on state statutes and contain a $1 million deductible. The excess coverage has a $50 million limit per occurrence and in the aggregate. The Company believes such limits are adequate to insure against the various liability risks of its business. The Company is self-insured for employment related claims and medical malpractice claims relating to services provided at Atlantic Shores Hospital and South Florida State Hospital.

Because the policy is a high deductible policy, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies.

     COMMITMENTS AND CONTINGENCIES

The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center was recently extended through December 31, 2003. Management believes that a contract extension will be entered into for any services which the Company may provide after December 31, 2003. However, there can be no assurance that a contract extension will be finalized. If the contract is not extended, the Company may not be reimbursed for any of its fees related to the operation of the McFarland facility after December 31, 2003. During the thirty-nine weeks ended September 28, 2003, the contract for the McFarland facility represented less than 1% of the Company’s consolidated revenues. In addition, the McFarland facility is currently in the fifth year of a ten-year non-cancelable operating lease with Correctional Properties Trust, referred to as CPV. In the event that the Company is unable to extend the McFarland contract beyond December 31, 2003 or find an alternative use for the McFarland facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $5 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on its underlying lease of the inactive facility. The Company incurred an operating charge of $1.1 million during the year ended December 29, 2002, related to the Company’s lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. However, parties that the Company previously believed might sublease the facility prior to early 2004 have recently either indicated that they do not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, management of the Company has determined that it is unlikely that the Company will sublease the facility or find an alternative correctional use for the facility prior to the expiration of the current provision for anticipated loss in early 2004 and the Company has incurred an additional provision for operating loss of approximately $5 million

WACKENHUT CORRECTIONS CORPORATION

during the third quarter 2003. This additional operating charge both covers the Company’s anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7 million.

In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, (“DIMIA”), recently entered into a contract with a division of Group 4 Falck for the management and operation of Australia’s immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. The Company is currently in the process of transitioning the management and operation of the DIMIA centers to the division of Group 4 Falck and expects that the transition will be fully completed by February 23, 2004, when the Company’s contract with DIMIA is scheduled to expire. Once the division of Group 4 Falck begins to fully operate the DIMIA centers, the Company will no longer recognize any further revenue from the DIMIA contract. For the thirty-nine weeks ended September 28, 2003, the contract with DIMIA represented approximately 9.8% of the Company’s consolidated revenues. The Company does not have any lease obligations related to its contract with DIMIA. During the third quarter 2003, the Company incurred increased costs of approximately $3 million related to the transitioning of the DIMIA contract to the division of Group 4 Falck, primarily related to liability insurance expenses. The Company may incur additional costs related to the transition in the future.

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California correctional officers in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the litigation cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is uninsured for any damages or costs it may incur as a result of this lawsuit, including the expenses of defending the lawsuit. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company maintains insurance coverage for these types of claims, except for claims relating to employment matters and medical malpractice claims relating to its mental health facilities, for which the Company carries no insurance. Except for the pending wage and hour litigation described above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

WACKENHUT CORRECTIONS CORPORATION

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

Comparison of Thirteen Weeks Ended September 28, 2003 and Thirteen Weeks Ended September 29, 2002

Revenues increased by 11.4% to $157.8 million in the thirteen weeks ended September 28, 2003 (“Third Quarter 2003”) from $141.7 million in the thirteen weeks ended September 29, 2002 (“Third Quarter 2002”). Approximately $4.8 million of the increase in revenues is the result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. Revenues also increased approximately $6.5 million in Third Quarter 2003 compared to Third Quarter 2002 due to a strengthening of the Australian dollar from 2002. The remainder of the increase in revenues reflects contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts.

The number of compensated resident days in domestic facilities increased to 2,485,798 in Third Quarter 2003 from 2,323,842 in Third Quarter 2002. The average facility occupancy in domestic facilities was 100.4% of capacity in Third Quarter 2003 compared to 98.8% of capacity in Third Quarter 2002. Compensated resident days in Australian facilities decreased to 334,118 from 390,283 for the comparable periods primarily due to lower population levels at the immigration and detention centers.

Operating expenses increased by 14.5% to $141.8 million in Third Quarter 2003 compared to $123.8 million in Third Quarter 2002. As a percentage of revenue, operating expenses increased to 89.8% in Third Quarter 2003 from 87.4% in Third Quarter 2002.

The increase in operating expense reflects an additional provision for operating loss of approximately $5 million during the Third Quarter 2003 related to the Company’s inactive facility in Jena, Louisiana. Recently, parties that the Company previously believed might sublease the Jena facility prior to early 2004 have either indicated that they do not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, management of the Company has determined that it is unlikely that the Company will sublease the facility or find an alternative correctional use for the facility prior to the expiration of the current provision for anticipated loss in early 2004 and the Company has incurred an additional provision for operating loss of approximately $5 million during the Third Quarter 2003. This additional operating charge both covers the Company’s anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through 2006, is approximately $7 million.

Additionally, the Company is currently in the process of transitioning the management and operation of the DIMIA centers to the division of Group 4 Falck and expects that the transition will be fully completed by February 23, 2004, when the Company’s contract with DIMIA is scheduled to expire. During the Third Quarter 2003, the Company incurred increased costs of approximately $3 million related to the transitioning of the DIMIA contract to the division of Group 4 Falck, primarily related to liability insurance expenses. The Company may incur additional costs related to the transition in the future.

The increase in operating expenses also reflects the opening of the Lawrenceville Correctional Facility and the impact of the stronger Australian dollar offset by lower workers’ compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties. The interest cost associated with purchasing the properties is included in interest expense.

WACKENHUT CORRECTIONS CORPORATION

Depreciation and amortization increased by 41.7% to $3.4 million in Third Quarter 2003 compared to $2.4 million in Third Quarter 2002. As a percentage of revenue, depreciation and amortization increased to 2.2% in Third Quarter 2003 from 1.7% in Third Quarter 2002. This increase is attributable to the purchase of previously leased facilities for approximately $155 million in December 2002.

General and administrative expenses increased 21.3% to $9.5 million in Third Quarter 2003 from $7.8 million in Third Quarter 2002. As a percentage of revenue, general and administrative expenses increased to 6% in Third Quarter 2003 from 5.5% in Third Quarter 2002. The increase relates to increased professional fees as well as increased directors’ and officers’ insurance and travel costs.

Operating income decreased by 59% to $3.1 million in Third Quarter 2003 from $7.6 million in Third Quarter 2002. As a percentage of revenue, operating income decreased to 2% in Third Quarter 2003 from 5.4% in Third Quarter 2002 due to the factors discussed above.

Interest income was $1.7 million during Third Quarter 2003 compared to $1.1 million in Third Quarter 2002, resulting from an increase in invested cash balances.

Interest expense was $5.6 million during Third Quarter 2003, compared to $0.8 million in Third Quarter 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155 million in December 2002. During the Third Quarter 2003, the Company entered into the Amended Senior Credit Facility and issued $150 million, aggregate principal amount, ten-year, 8 ¼% Senior Unsecured Notes.

The Company incurred a charge of approximately $2 million for the write-off of deferred financing fees related to the amendment of its previous credit agreement during Third Quarter 2003 compared to zero in Third Quarter 2002.

The Company recognized a gain of approximately $61 million from the sale of the Company’s joint-venture interest in the United Kingdom.

Provision for income taxes increased to $28.5 million in Third Quarter 2003 from $3.2 million in Third Quarter 2002 primarily due to the tax effect on the gain on sale of the Company’s joint-venture interest in the United Kingdom.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.5 million in Third Quarter 2003 from $0.7 million in Third Quarter 2002.

Net income increased to $30.4 million in Third Quarter 2003 from $5.4 million in Third Quarter 2002 as a result of the factors described above.

WACKENHUT CORRECTIONS CORPORATION

Comparison of Thirty-nine Weeks Ended September 28, 2003 and Thirty-nine Weeks Ended September 29, 2002

Revenues increased by 7.9% to $456.3 million in the thirty-nine weeks ended September 28, 2003 (“Nine Months 2003”) from $423.1 million in the thirty-nine weeks ended September 28, 2002 (“Nine Months 2002”). The strengthening of the Australian dollar compared to the same period in 2002 resulted in approximately a $14.8 million increase in revenues. Revenues also increased approximately $10.1 million as a result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. The remainder of the increase was due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were partially reduced by approximately $6.2 million in Nine Months 2003 compared to Nine Months 2002 due to the closure of the Bayamon Correctional Facility and Southbay – SVP

The number of compensated resident days in domestic facilities increased to 7,229,433 in Nine Months 2003 from 6,892,704 in Nine Months 2002. The average facility occupancy in domestic facilities was 99.5% of capacity in Nine Months 2003 compared to 98.2% in Nine Months 2002. Compensated resident days in Australian facilities decreased to 1,132,848 from 1,258,037 for the comparable periods primarily due to lower population levels at the immigration and detention centers.

Operating expenses increased by 6.5% to $394.6 million in Nine Months 2003 compared to $370.5 million in Nine Months Quarter 2002. As a percentage of revenue, operating expenses decreased to 86.5% in Nine Months 2003 from 87.6% in the comparable period in 2002.

The increase in operating expense reflects an additional provision for operating loss of approximately $5 million during the Third Quarter 2003 related to the Company’s inactive facility in Jena, Louisiana. Recently, parties that the Company previously believed might sublease the Jena facility prior to early 2004 have either indicated that they do not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, management of the Company has determined that it is unlikely that the Company will sublease the facility or find an alternative correctional use for the facility prior to the expiration of the current provision for anticipated loss in early 2004 and the Company has incurred an additional provision for operating loss of approximately $5 million during the Third Quarter 2003. This additional operating charge both covers the Company’s anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7 million.

Additionally, the Company is currently in the process of transitioning the management and operation of the DIMIA centers to the division of Group 4 Falck and expects that the transition will be fully completed by February 23, 2004, when the Company’s contract with DIMIA is scheduled to expire. During the Third Quarter 2003, the Company incurred increased costs of approximately $3 million related to the transitioning of the DIMIA contract to the division of Group 4 Falck, primarily related to liability insurance expenses. The Company may incur additional costs related to the transition in the future.

The increase in operating expenses also reflects the opening of the Lawrenceville Correctional Facility and the impact of the stronger Australian dollar offset by lower workers’ compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties. The interest cost associated with purchasing the properties is included in interest expense.

WACKENHUT CORRECTIONS CORPORATION

Depreciation and amortization increased by 40.9% to $10.4 million in Nine Months 2003 compared to $7.3 million in Nine Months 2002. As a percentage of revenue, depreciation and amortization increased to 2.3% in Nine Months 2003 from 1.7% in Nine Months 2002. This increase is attributable to the purchase of previously leased facilities for approximately $155 million in December 2002.

General and administrative expenses increased 17.8% to $28.6 million in Nine Months 2003 from $24.3 million in Nine Months 2002. As a percentage of revenue, general and administrative expenses increased to 6.3% in Nine Months 2003 from 5.7% in Nine Months 2002. The increase relates to increased deferred compensation costs for senior executive compensation agreements as well as payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002 as well as increased professional fees, directors’ and officers’ insurance and travel costs.

Operating income increased by 8.4% to $22.8 million in Nine Months 2003 from $21 million in Nine Months 2002. As a percentage of revenue, operating income remained constant at 5% in Nine Months 2003 and Nine Months 2002.

Interest income was $4.2 million during Nine Months 2003 compared to $3.2 million in Nine Months 2002 resulting from an increase in invested cash balances.

Interest expense was $11.6 million during Nine Months 2003 compared to $2.5 million in Nine Months 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155 million in December 2002. During the Third Quarter 2003, the Company entered into the Amended Senior Credit Facility and issued $150 million, aggregate principal amount, ten-year, 8 ¼% Senior Unsecured Notes.

The Company incurred a charge of approximately $2 million for the write-off of deferred financing fees related to the amendment of its previous credit agreement during the Nine Months 2003 compared to zero in Nine Months 2002.

The Company recognized a gain of approximately $61 million from the sale of the Company’s joint-venture interest in the United Kingdom.

Provision for income taxes increased to $35.2 million in Nine Months 2003 as compared to $9.7 million in Nine Months 2002 primarily due to the tax effect on the gain on sale of the Company’s joint-venture interest in the United Kingdom.

Equity in earnings of affiliates, net of income tax provision, decreased to $2.6 million in Nine Months 2003 as compared to $3.9 million in Nine Months 2002 due to the sale of the Company’s joint venture interest in the United Kingdom.

Net income increased to $41.8 million in Nine Months 2003 from $15.9 million in Nine Months 2002 as a result of the factors described above.

WACKENHUT CORRECTIONS CORPORATION

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under the $50 million revolving portion of the Amended Senior Credit Facility. The Company expects that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 28, 2003, the Company had $25.9 million in letters of credit outstanding under the revolving credit facility, plus $20 million withdrawn under the revolving credit facility and $4.1 million available for additional borrowings. Cash and cash equivalents as of September 28, 2003 were $120.4 million, an increase of $85.2 million from December 29, 2002.

Based on current operations, management of the Company believes that cash flow from operations and available cash, together with available borrowings under the Company’s Amended Senior Credit Facility, will be adequate to meet future liquidity needs over the next twelve months.

At September 28, 2003, the Company had outstanding eleven letters of guarantee totaling approximately $6.4 million under separate international credit facilities. These letters of guarantee are not included in the Amended Senior Credit Facility.

Cash used in operating activities amounted to $6.2 million in the Nine Months 2003 versus cash provided by operating activities of $14.7 million in the Nine Months 2002 primarily reflecting the gain on the sale of the UK joint venture as well as an increase in accounts receivable and other assets offset by an increase in accounts payable and accrued expenses.

Cash provided by investing activities amounted to $75.1 million in the Nine Months 2003 compared to cash used in investing activities of $3.8 million in the Nine Months 2002. The change is primarily the result of the sale of the UK joint venture offset by slightly higher capital expenditures in the Nine Months 2003 as compared to the Nine Months 2002.

Cash provided by financing activities in the Nine Months 2003 amounted to $12.4 million compared to cash provided by financing activities of $2.5 million in the Nine Months 2002. The change is primarily due to the increase in proceeds from long-term debt and non-recourse debt offset by an increase in treasury stock.

Working capital increased from $64.6 million at December 29, 2002 to $133.9 million at September 28, 2003, primarily due to an increase in cash and cash equivalents offset by an increase in accrued expenses.

On July 9, 2003 the Company repurchased all 12 million shares of the Company’s common stock, par value $0.01 (the “common stock”), beneficially owned by Group 4 Falck A/S (“Group 4 Falck”), the Company’s former 57% majority shareholder, for $132 million in cash pursuant to the terms of a Share Purchase Agreement (the “Share Purchase Agreement”), dated April 30, 2003, by and among the Company, Group 4 Falck, The Wackenhut Corporation, the Company’s former parent company (“TWC”), and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (“Tuhnekcaw”) (the “Transaction”).

To facilitate the completion of the Transaction, the Company amended its senior secured credit facility and issued $150 million, aggregate principal amount, ten-year, 8 ¼% Senior Unsecured Notes (the “Notes”) in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.

The Amended Senior Secured Credit Facility (the “Amended Senior Credit Facility”) consists of a $50 million, 5-year revolving loan (the “Revolving Credit Facility”) and a $100 million, 6-year term loan (the “Term Loan Facility”).

WACKENHUT CORRECTIONS CORPORATION

The Revolving Credit Facility contains a $40 million limit for the issuance of standby letters of credit. At September 28, 2003, $100 million was outstanding under the Term Loan Facility, $20 million was outstanding under the Revolving Credit Facility, and there was $25.9 million outstanding under letters of credit.

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

The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on the Company’s common stock, or repurchase the Company’s common stock, or prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain investments, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

The Company has filed an S-4 registration statement (the “Registration Statement”) to register under the Securities Act exchange notes (the “Exchange Notes”) having substantially identical terms as the Notes. The Registration Statement was declared effective by the Securities and Exchange Commission on November 10, 2003. The Company is currently in the process of commencing an exchange offer pursuant to the Registration Statement, in which holders of the Notes will be able to exchange the Notes for Exchange Notes which will generally be freely tradeable, subject to certain exceptions.

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50 million amount, while the Company makes a variable interest rate

WACKENHUT CORRECTIONS CORPORATION

payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50 million amount. As of September 28, 2003, the fair value of the swaps totaled approximately $0.7 million and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the three and nine months ended September 28, 2003.

For every one percent increase in the interest rate applicable to the swap agreements, the Company’s total annual interest expense will increase by $0.5 million.

The Company is also exposed to changes in interest rates with respect to its Amended Senior Credit Facility. Monthly payments under the Amended Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Amended Senior Credit Facility of $120 million as of September 28, 2003, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, the Company’s total annual interest expense will increase by $1.2 million.

The Company’s wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and the debt bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt at 9.7%. The swap is recorded in the Company’s condensed consolidated financial statements as an effective cash flow hedge and the Company records changes in the value of the swap as a component of other comprehensive income in the condensed consolidated financial statements, net of applicable income taxes. The total value of the swap liability as of September 28, 2003 and December 29, 2002 was $4.6 million and $5.6 million, respectively and is recorded as a component of other liabilities in the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7A, Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, for discussion pertaining to the Company’s exposure to certain market risks. There have been no material changes in the disclosure for the thirty-nine weeks ended September 28, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of senior management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of September 28, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 28, 2003, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

WACKENHUT CORRECTIONS CORPORATION

(b)	Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class, which would encompass all current and former California correctional officers in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the litigation cannot be predicted with certainty, based on information known to date, management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial position, operating results and cash flows. The Company is uninsured for any damages or costs it may incur as a result of this lawsuit, including the expenses of defending the lawsuit. The Company is vigorously defending its rights in this action.

The nature of the Company’s business exposes the Company to various types of claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. The Company maintains insurance coverage for these types of claims, except for claims relating to employment matters and medical malpractice claims relating to its mental health facilities, for which the Company carries no insurance. Except for the pending wage and hour litigation described above, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which the Company’s or any of its subsidiaries’ property or assets are subject.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

WACKENHUT CORRECTIONS CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

1.1	Purchase Agreement, dated July 1, 2003, by and among Wackenhut Corrections Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. as the Initial Purchasers. (1)

4.1	Indenture, dated July 9, 2003, by and between Wackenhut Corrections Corporation and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes due 2013.(1)

4.2	Registration Rights Agreement, dated July 9, 2003, by and among Wackenhut Corrections Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc.(1)

10.1	Amended and Restated Credit Agreement, dated July 9, 2003, by and among Wackenhut Corrections Corporation, BNP Paribas, as Administrative Agent, Syndication Agent and Lead Arranger, Bank of America, N.A. and Southtrust Bank, as Co- Syndication Agents, Comerica Bank, as Co-Documentation Agent, and the lenders who are, or may from time to time become, a party thereto.(2)

31.1	SECTION 302 CEO Certification

31.2	SECTION 302 CFO Certification

32.1	SECTION 906 CEO Certification

32.2	SECTION 906 CFO Certification

(1)   Incorporated by reference to exhibit of the same number filed with the Company’s report on Form 8-K, dated July 29, 2003.

(2)   Incorporated by reference to Exhibit 4.3 filed with the Company’s report on Form 8-K, dated July 29, 2003.

(b)	Reports on Form 8-K – The Company filed a Form 8-K, Items 5 and 7 on July 29, 2003, and a Form 8-K, Items 7 &12 on August 13, 2003.

WACKENHUT CORRECTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACKENHUT CORRECTIONS CORPORATION

November 12, 2003	/s/ John G. O’Rourke

Date	John G. O’Rourke
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)