Form 10-K
period 2003-12-28
GEO GROUP INC
filed 2004-03-10
CIK 923796

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



             FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-14260

                             ---------------------

                              THE GEO GROUP, INC.
             (Exact name of registrant as specified in its charter)
              Formerly known as Wackenhut Corrections Corporation

                       FLORIDA                                               65-0043078
           (State or other jurisdiction of                                (I.R.S. Employer
            incorporation or organization)                              Identification No.)

 ONE PARK PLACE, SUITE 700, 621 NORTHWEST 53RD STREET                        33487-8242
                 BOCA RATON, FLORIDA                                         (Zip Code)
       (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):
                                 (561) 893-0101

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

    The aggregate market value of the 9,332,552 shares of common stock held by non-affiliates of the registrant as of June 30, 2003 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $13.71 per share) was approximately $127,949,287. As of March 8, 2004, the registrant had 9,332,552 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain Portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2004 annual meeting of shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
                                    PART I

Item 1.    Business....................................................      2
             General...................................................      2
             Competitive Strengths.....................................      2
             Business Strategies.......................................      4
             Recent Developments.......................................      4
             Facilities................................................      6
             Facility Overview.........................................      9
             Facility Management Contracts.............................     10
             Facility Design, Construction and Finance.................     11
             Marketing and Business Proposals..........................     12
             Insurance.................................................     13
             Employees and Employee Training...........................     14
             Competition...............................................     15
             Non-U.S. Operations.......................................     15
             Business Regulations and Legal Considerations.............     16
             Share Purchase From Group 4 Falck A/S.....................     17
             Availability of Reports and Other Information.............     17
             Risk Factors..............................................     18

Item 2.    Properties..................................................     29

Item 3.    Legal Proceedings...........................................     30

Item 4.    Submission of Matters to a Vote of Security Holders.........     30

                                   PART II

Item 5.    Market for our Common Equity and Related Stockholder
           Matters.....................................................     31
             Equity Compensation Plan Information......................     31
             Recent Sales of Unregistered Securities...................     31

Item 6.    Selected Financial Data.....................................     32
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     33

Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     33
             Introduction..............................................     33
             Overview..................................................     33
             Critical Accounting Policies..............................     35
             Revenue Recognition.......................................     35
             Results of Operations.....................................     37
             Financial Condition.......................................     41
             Commitments and Contingencies.............................     45

             Forward Looking Statements --  Safe Habor.................     46

Item 8.    Financial Statements and Supplementary Data.................     48
             Consolidated Statements of Income.........................     48
             Consolidated Balance Sheets...............................     49
             Consolidated Statements of Cash Flows.....................     50
             Consolidated Statements of Shareholders' Equity and
             Comprehensive Income......................................     51

             Notes to Consolidated Financial Statements................     52
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     80

Item 9A.   Controls and Procedures.....................................     80

                                   PART III

Items 10, 11, 12, 13 and 14............................................     80
                                   PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     80

Signatures.............................................................     84


                                     PART I

ITEM 1. BUSINESS

     As used in this report, the terms "we," "us," "our," "GEO" and the "Company" refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

GENERAL

     We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health facilities. We believe that we are the second largest operator of privatized correctional and detention facilities in the world, with operations located in the United States, Australia, New Zealand, South Africa and Canada. We believe that we have a leading share of the privatized correctional and detention facilities management services market for the states of California, Florida and Texas, the three U.S. states with the largest inmate populations. We are also a leading provider of correctional services to the United States Marshals Service, the Federal Bureau of Prisons and the Department of Homeland Security Bureau of Immigrations and Customs Enforcement. As of December 28, 2003, we operated a total of 41 correctional, detention and mental health facilities and had over 36,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 100% for the fiscal year ended December 28, 2003. For the fiscal year ended December 28, 2003, we had consolidated revenues of $617.5 million and consolidated operating income of $31.8 million.

     Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. Through these management and development services, we believe that we achieve significant cost savings in comparison to public sector costs, providing substantial privatization benefits to our government customers.

     Under our correctional facility management services contracts, most of our government customers pay us on a per inmate per diem basis, with some of these contracts providing for minimum guaranteed payments regardless of actual occupancy levels. Certain of our contracts also provide for fixed fee payments. Generally, our management services contracts have rate adjustments for increased costs due to inflation.

     Our mental health facilities management services primarily involve the provision of acute mental health and related administrative services to mentally ill patients that have been placed under public sector supervision and care. At these mental health facilities, we employ psychiatrists, physicians, nurses, counselors, social workers and other trained personnel to deliver active psychiatric treatment which is designed to diagnose, treat and rehabilitate patients for community reintegration. Since 1998, we have operated what we believe is the only fully privatized state mental health facility in the U.S. at South Florida State Hospital. In December 2000, we completed the design and construction of a new 325-bed facility that replaced the original facility. We are paid a fixed monthly fee for the provision of services at this facility.

COMPETITIVE STRENGTHS

  EXPERIENCED INDUSTRY LEADER

     We are a global provider of privatized correctional and detention services with operations in the United States, Australia, New Zealand, South Africa and Canada. Additionally, we maintained operations in the United Kingdom through a joint venture for more than ten years until the sale of our interest in the joint venture in July 2003. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health facilities. Since our founding in 1984, we believe that we have established a strong reputation among federal, state, and local authorities as a highly effective operator of secure, well-managed facilities. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or renewing existing contracts.

  REGIONAL OPERATING STRUCTURE

     We operate three regional U.S. offices and two international offices that provide administrative oversight and support to our correctional and detention facilities and allow us to maintain close relationships with our clients and suppliers. Each of our three regional U.S. offices is responsible for the facilities located within a defined geographic area. The regional offices perform regular internal audits of the facilities in order to ensure continued compliance with the underlying contracts, applicable accreditation standards, governmental regulations and our internal policies and procedures. We believe that our regional operating structure differentiates us from our competitors and allows us to deliver highly responsive customer service. We also believe that our regional operating structure facilitates our integration into the local communities in which we operate and provides us with the ability to market our services more effectively.

  LONG TERM RELATIONSHIPS WITH HIGH-QUALITY GOVERNMENT CUSTOMERS

     We have developed long term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 17 years, the State of California for 15 years, the State of Texas for 15 years, various Australian state government entities for 12 years and the State of Florida for 9 years. This customer base accounted for approximately 73.6% of our consolidated revenues for the fiscal year ended December 28, 2003. Our strong operating track record has enabled us to achieve a high renewal rate for contracts. Our government customers typically satisfy their payment obligations to us through budgetary appropriations. We believe this provides us with a stable and predictable source of revenues and cash flow.

  FULL-SERVICE FACILITY DEVELOPER

     We believe that our ability to provide comprehensive facility development and design services enables us to retain existing customers seeking to update their facilities and to attract new customers by demonstrating the benefits of privatization. We have developed an expertise in the design, construction and financing of high quality correctional, detention and mental health facilities. Since 1986, we have designed, developed or renovated 38 correctional, detention and mental health facilities. We have provided or facilitated the financing of these facilities through a variety of means, including, public-private financing initiatives, third party sale-leasebacks, self-financings and tax-exempt, non-recourse revenue bonds. We believe that our in-house team of architects provides us with the capability to produce secure and cost-effective design solutions that reduce personnel needs and facility operating expenses.

  EXPERIENCED, PROVEN SENIOR MANAGEMENT TEAM

     Our top three senior executives have over 45 years of combined industry experience, have worked together at our company for more than 12 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues have grown from $40.0 million in 1991 to $617.5 million in 2003. Our Chief Executive Officer, George C. Zoley, was one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational expertise. Our wardens have an average of 24 years of correctional and detention industry experience. We believe that the long, accomplished tenure of our management team helps to distinguish us from our competitors in the privatized corrections industry.

BUSINESS STRATEGIES

  PROVIDE HIGH QUALITY, ESSENTIAL SERVICES AT LOWER COSTS

     Our objective is to provide federal, state and local governmental agencies with high quality, essential services at a lower cost than they themselves could achieve. We generally provide all of the critical services associated with operating our facilities, including security, food services, rehabilitation programs, education and on-site health care. We believe this enables us to ensure high quality and to control costs. Our 24 domestic correctional and detention facilities that have been rated by the American Correctional Association, or the ACA, have achieved a median accreditation score of 99.6%. Accreditation by the ACA serves as a measure of our ongoing compliance with accepted national industry standards of design and operation and we believe it helps to provide protection against frivolous inmate litigation. We have developed standard operating procedures for our facilities that are designed to maximize efficiency and control our expenses.

  MAINTAIN DISCIPLINED OPERATING APPROACH

     We manage our business on a contract by contract basis in order to maximize our operating margins. We typically refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. For example, we have avoided operating certain juvenile and female correctional facilities which we believe may be prone to increased operational difficulties that may result in increased litigation, higher personnel costs and reduced profitability. Generally, we do not engage in speculative development and do not build facilities without having a corresponding management contract award in place. In addition, we have elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

  EXPAND INTO COMPLEMENTARY GOVERNMENT-OUTSOURCED SERVICES

     We intend to capitalize on our long term relationships with governmental agencies to continue to grow our correctional, detention and mental health facilities management services and to become a preferred provider of complementary government-outsourced services. We believe that government outsourcing of currently internalized functions will increase largely as a result of the public sector's desire to maintain quality service levels amid governmental budgetary constraints. Based on our expansion into the mental health services sector, we believe that we are well positioned to continue to deliver higher quality services at lower costs in new areas of privatization.

  PURSUE INTERNATIONAL GROWTH OPPORTUNITIES

     As a global international provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have operations in Australia, New Zealand, South Africa and Canada. We intend to further penetrate these markets and to expand into new international markets which we deem attractive. We believe that we are one of the few companies worldwide that has the operational expertise, track record and resources to compete for the management of large-scale, privatized correctional facilities.

RECENT DEVELOPMENTS

  SHARE PURCHASE

     On April 30, 2003, we entered into a share purchase agreement with Group 4 Falck A/S, our former majority shareholder which we refer to as Group 4 Falck, to purchase all 12,000,000 shares of our common stock held by Group 4 Falck for $132.0 million in cash. Group 4 Falck obtained these shares when it acquired our former parent company, The Wackenhut Corporation, which we refer to as TWC, in 2002. We completed the share purchase on July 9, 2003.

  RECENT FINANCINGS

     In connection with the share purchase, we completed two financing transactions on July 9, 2003. First, we amended our former senior credit facility. The amended $150.0 million senior credit facility, which we refer to as the Senior Credit Facility, consists of a $50.0 million, five-year revolving credit facility, with a $40.0 million sub limit for letters of credit, and a $100.0 million, six-year term loan. Second, we offered and sold $150.0 million aggregate principal amount of 8 1/4% senior notes due 2013, which we refer to as the Notes.

  SALE OF OUR JOINT VENTURE INTEREST IN PREMIER CUSTODIAL GROUP LIMITED

     On July 2, 2003, we sold our one-half interest in Premier Custodial Group Limited, our United Kingdom joint venture, which we refer to as PCG, to Serco Investments Limited, our former joint venture partner, which we refer to as Serco, for approximately $80.7 million, on a pretax basis. Under the terms of the indenture governing the Notes, we have an obligation to use proceeds of approximately $52 million from the sale of our interest in PCG to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the Senior Credit Facility or to make an offer to repurchase the Notes.

  LOSS OF CONTRACT WITH THE AUSTRALIA DEPARTMENT OF IMMIGRATION, MULTICULTURAL AND INDIGENOUS AFFAIRS

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, which we refer to as DIMIA, entered into a contract in 2003 with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which we have provided since 1997 through our Australian subsidiary. We transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck February 29, 2004. For the year ended December 28, 2003 DIMIA represented approximately 9.9% of our consolidated revenues. We do not have any lease obligations related to our contract with DIMIA. During 2003, we increased reserves approximately $3.6 million for liability insurance obligations related to the expiration of the DIMIA contract.

  NAME CHANGE

     On November 25, 2003, our corporate name was changed from "Wackenhut Corrections Corporation" to "The GEO Group, Inc." The name change was required under the terms of the share purchase agreement between us and Group 4 Falck referred to above. Under the terms of the share purchase agreement, GEO is required to cease using the name, trademark and service mark "Wackenhut" by July 9, 2004. In addition to achieving compliance with the terms of the share purchase agreement, we believe that the change in our name to "The GEO Group, Inc." will help reinforce the fact that we are no longer affiliated with TWC or Group 4 Falck or their related entities. Following the name change, our New York Stock Exchange ticker symbol was changed to "GGI" and our common stock now trades under that symbol.

  RESULTS OF RE-BIDS ON MANAGEMENT CONTRACTS IN TEXAS

     As a result of a re-bidding process in Texas on several state management contracts which expired in January 2004, we were recently awarded management contracts by the Texas Department of Criminal Justice for the continued operation of two facilities which we currently operate -- the Cleveland Correctional Center facility and the Lockhart Secure Work Program Facility. We were also awarded the management contract to operate a new facility, the Sanders Estes Correctional Center. However, our existing management contracts to operate the Willacy State Jail and the John R. Lindsey State Jail were not renewed. Although the net impact of the Texas re-bid process will result in the overall loss of one management contract, we do not believe that this will have a material impact on our future financial performance. The contract awards became effective on January 16, 2004 and we assumed the operation of the Sanders Estes Correctional Center on that date.

  RIGHTS AGREEMENT

     On October 9, 2003, we entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of our common stock carries with it one preferred share purchase right. If the rights become exercisable pursuant to the rights agreement, each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right is exercised, the holder of the right has no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights trade automatically with shares of our common stock, and may only be exercised in connection with certain attempts to take over our company. The rights are designed to protect the interests of our company and our shareholders against coercive takeover tactics and encourage potential acquirors to negotiate with our board of directors before attempting a takeover. The rights may, but are not intended to, deter takeover proposals that may be in the interests of our shareholders.

  SHELF REGISTRATION STATEMENT

     On January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission, which we refer to as the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis, of up to $200.0 million aggregate amount of our common stock, preferred stock, debt securities, warrants, and/or depositary shares. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including debt repayment, capital expenditures, acquisitions, business expansion, investments in subsidiaries or affiliates, and/or working capital.

FACILITIES

     The following table summarizes certain information with respect to facilities that GEO (or a subsidiary or joint venture of GEO's) operated under a management contract or had an award to manage at December 28, 2003. It does not include the DIMIA facilities.

                                                                               COMMENCEMENT
                                  DESIGN                FACILITY     SECURITY   OF CURRENT                RENEWAL
   FACILITY NAME & LOCATION      CAPACITY   CUSTOMER      TYPE        LEVEL        TERM       DURATION    OPTION
   ------------------------      --------   --------  -------------  --------  -------------  --------  -----------
DOMESTIC CONTRACTS
Allen Correctional Center        1,538      LA DPS&C      State      Medium/     September    3 years      One,
  Kinder, Louisiana                                   Correctional   Maximum       2003                  Two-year
                                                        Facility
Aurora ICE Processing Center      340         BICE       Federal     Minimum/    September     1 year    Four, Six
  Aurora, Colorado (6)                                  Detention     Medium       2003                   Months
                                                        Facility
Bridgeport Correctional Center    520         TDCJ        State      Minimum     September     1 Year      One,
  Bridgeport, Texas                                   Correctional                 2003                  One-year
                                                        Facility
Broward Transition Center         300        BICE/      Federal &    Minimum   October 2003/  1 year/      Four,
  Deerfield Beach, Florida (6)              Broward       Local                October 2003    1 year    One-year/
                                             County     Detention                                       Unlimited,
                                                        Facility                                         One-Year
Central Texas Parole Violator     643        Bexar      Federal &      All     January 2002/  3 years/   Two, One-
  Facility San Antonio, Texas               County/       Local       levels   February 2002  2 years    year/ N/A
  (1)                                         TDCJ      Detention
                                                        Facility
Central Valley MCCF McFarland,    550         CDC         State       Medium   December 1997  10 years      N/A
  California (6)                                      Correctional
                                                        Facility

                                                                               COMMENCEMENT
                                  DESIGN                FACILITY     SECURITY   OF CURRENT                RENEWAL
   FACILITY NAME & LOCATION      CAPACITY   CUSTOMER      TYPE        LEVEL        TERM       DURATION    OPTION
   ------------------------      --------   --------  -------------  --------  -------------  --------  -----------
Cleveland Correctional Center     520         TDCJ        State       Medium   January 2003    1 year       N/A
  Cleveland, Texas                                    Correctional
                                                        Facility
Coke County JJC Bronte, Texas     200         TYC         State      Medium/    April 2003     1 year   Unlimited,
                                                        Juvenile     Maximum                             Two-year
                                                      Correctional
                                                        Facility
Desert View MCCF Adelanto,        568         CDC         State       Medium   December 1997  10 years      N/A
  California (6)                                      Correctional
                                                        Facility
East Mississippi Correctional    1,000        MDOC        State       Mental    April 1999    5 years      One,
  Facility Meridian,                                  Correctional    Health                             Two-year
  Mississippi                                           Facility
George W. Hill Correctional      1,812      Delaware      Local        All       June 2003    3 years   Unlimited,
  Facility Thornton,                         County     Detention     levels                            Three-year
  Pennsylvania                                          Facility
Golden State MCCF McFarland,      550         CDC         State       Medium   December 1997  10 years      N/A
  California (6)                                      Correctional
                                                        Facility
Guadalupe County Correctional     600         NMCD        State       Medium     June 2003     1 year   Unlimited,
  Facility Santa Rosa, New                            Correctional                                        1-year
  Mexico(2)(8)                                          Facility
John R. Lindsey State Jail Jack  1,031        TDCJ        State      Minimum/    September    2 years       N/A
  County, Texas                                       Correctional    Medium       2003
                                                        Facility                  Expired
                                                                                January 16,
                                                                                   2004
Karnes Correctional Center        579        Karnes     Federal &      All     January 1998   30 years      N/A
  Karnes City, Texas (1)(6)                  County       Local       levels
                                                        Detention
                                                        Facility
Kyle Correctional Center (New     520         TDCJ        State      Minimum     September     1 year      One,
  Vision) Kyle, Texas (3)                             Correctional                 2003                  One-year
                                                        Facility
Lawrenceville Correctional       1,536        VDOC        State       Medium    March 2003     5 year      Ten,
  Center Lawrenceville,                               Correctional                                       One-year
  Virginia                                              Facility
Lawton Correctional Facility     1,918        ODOC        State       Medium     July 2003     1 year      Four,
  Lawton, Oklahoma (6)                                Correctional                                       One-year
                                                        Facility
Lea County Correctional          1,200        NMCD        State        All       June 2003     1 year   Unlimited,
  Facility Hobbs, New Mexico                          Correctional    levels                              1-year
  (6)(8)                                                Facility
Lockhart Secure Work Program     1,000        TDCJ        State      Minimum   January 2003    1 year       N/A
  Facilities Lockhart, Texas                          Correctional
                                                        Facility
Marshall County Correctional     1,000        MDOC        State       Medium   December 2003  60 days       N/A
  Facility Holly Springs,                             Correctional
  Mississippi                                           Facility
McFarland CCF McFarland,          224         CDC         State      Minimum     July 2003      Six         N/A
  California (6)                                      Correctional                Expired      Month
                                                        Facility               December 31,
                                                                                   2003
Michigan Youth Correctional       480         MDOC        State      Maximum     July 2003    4 years       N/A
  Facility Baldwin, Michigan                          Correctional
  (2)                                                   Facility
Moore Haven Correctional          750        FL CPC       State       Medium     July 2002    2 years   Unlimited,
  Facility Moore Haven, Florida                       Correctional                                       Two-year
                                                        Facility
North Texas ISF Fort Worth,       400         TDCJ        State      Minimum    March 2003     1 year       N/A
  Texas                                               Correctional
                                                        Facility

                                                                               COMMENCEMENT
                                  DESIGN                FACILITY     SECURITY   OF CURRENT                RENEWAL
   FACILITY NAME & LOCATION      CAPACITY   CUSTOMER      TYPE        LEVEL        TERM       DURATION    OPTION
   ------------------------      --------   --------  -------------  --------  -------------  --------  -----------
Queens Private Correctional       200         BICE       Federal     Minimum/   April 2003     1 year     Three,
  Facility Jamaica, New York                            Detention     Medium                             One-year
  (6)                                                   Facility
                                                        Federal &
                                                          State
Reeves County Detention Center   3,025       Reeves     Federal &      All     November 2003  10 years      N/A
  Pecos, Texas(1)                            County       State       levels
                                                      Correctional
                                                        Facility
Rivers Correctional Institution  1,200        BOP        Federal       Low      March 2001    3 years     Seven,
  Winton, North Carolina(2)                           Correctional                                       One-year
                                                        Facility
South Bay Correctional Facility  1,318       FL CPC       State      Medium/     June 2003     1 year   Unlimited,
  South Bay, Florida                                  Correctional    Close                              Two-year
                                                        Facility
                                                         Federal
Taft Correctional Institution    2,048        BOP     Correctional     Low/     August 2003    1 year     Three,
  Taft, California                                      Facility     Minimum                             One-year
Val Verde Correctional Facility   784         Val       Federal &      All     January 2001   20 years  Unlimited,
  Del Rio, Texas (1)(2)                      Verde        Local       levels                             Five-year
                                             County     Detention
                                                        Facility
Western Region Detention          784        USMS/       Federal     Maximum     July 2003     1 year      Two,
  Facility at San Diego San                   BICE      Detention                                        One-year
  Diego, California                                     Facility
Willacy State Jail               1,000        TDCJ        State      Minimum/  January 2003    1 year       N/A
  Raymondville, Texas                                 Correctional    Medium      Expired
                                                        Facility                January 16,
                                                                                   2004
INTERNATIONAL CONTRACTS:
Arthur Gorrie Correctional        710       QLD DCS    Reception &     All     December 2002  5 years      One,
  Centre Wacol, Australia                             Remand Centre   levels                             Five-year
Auckland Central Remand Prison    383        NZ DOC   National Jail  Maximum     July 2000    5 years      One,
  Auckland, New Zealand                                                                                  Two-year
Fulham Correctional Centre        725       VIC MOC   State Prison   Minimum/    September    3 years      Four,
  Victoria, Australia                                                 Medium       2003                 Three-year
Junee Correctional Centre         750         NSW     State Prison   Minimum/   April 2001    5 years      One,
  Junee, Australia                                                    Medium                            Three-year
Kutama-Sinthumule Maximum        3,024      RSA DCS     National     Maximum     July 1999    25 years     None
  Security Prison Northern                               Prison
  Province, Republic of South
  Africa
Melbourne Custody Centre           80        VIC CC    State Jail      All      March 2003     1 year      One,
  Melbourne, Australia                                                levels                             One-year
New Brunswick Youth Centre        N/A         PNB       Province       All     October 1997   25 years     One,
  Mirimachi, Canada (4)                                 Juvenile      levels                             Ten-year
                                                        Facility
Pacific Shores Healthcare         N/A        VIC CV    Health Care     N/A     December 2003  3 years      Four,
  Victoria, Australia (7)                               Services                                        Six-months

MENTAL HEALTH FACILITIES
Atlantic Shores Hospital Fort      72         N/A        Private      Mental        N/A         N/A         N/A
  Lauderdale, Florida (5)                              Psychiatric    Health
                                                        Hospital
South Florida State Hospital      325         DCF         State       Mental     July 2003    5 years      Two,
  Pembroke Pines, Florida                              Psychiatric    Health                             Five-year
                                                        Hospital

CUSTOMER LEGEND:

     ABBREVIATION                                   CUSTOMER
     ------------                                   --------
LA DPS&C                  Louisiana Department of Public Safety & Corrections
BICE                      Bureau of Immigration & Customs Enforcement
TDCJ                      Texas Department of Criminal Justice
CDC                       California Department of Corrections
TYC                       Texas Youth Commission
MDOC                      Mississippi Department of Corrections (East Mississippi &
                          Marshall County)
NMCD                      New Mexico Corrections Department
VDOC                      Virginia Department of Corrections
ODOC                      Oklahoma Department of Corrections
MDOC                      Michigan Department of Corrections (Michigan YCF)
FL CPC                    Florida Correctional Privatization Commission
BOP                       Federal Bureau of Prisons
USMS                      United States Marshals Service
DCF                       Florida Department of Children & Families
USMS                      United States Marshals Service
DCF                       Florida Department of Children & Families
QLD DCS                   Department of Corrective Services of the State of Queensland
NZ DOC                    The Chief Executive of the Department of Corrections
VIC MOC                   Minister of Corrections of the State of Victoria
NSW                       Commissioner of Corrective Services for New South Wales
RSA DCS                   Republic of South Africa Department of Correctional Services
VIC CC                    The Chief Commissioner of the Victoria Police
PNB                       Province of New Brunswick
VIC CV                    The State of Victoria represented by Corrections Victoria

---------------

(1) These are county contracts providing services through various Inter-Governmental Agreements ("IGA") for the county, USMS, BICE, BOP, and other state jurisdictions.
(2) GEO-Owned facilities.
(3) GEO operates a chemical dependency treatment program located in this facility under a separate contract. This contract is for a three-year term expiring August 31, 2004.
(4) Contract for maintenance services only for this facility.
(5) GEO purchased this facility and provides services on an individual patient basis, therefore, there are no contracts with government agencies subject to terms and/or renewals.
(6) GEO leases these facilities from CPV. In April 1998, GEO sold three owned facilities and the rights to acquire four other facilities to CPV which CPV subsequently exercised. In October 1998, GEO sold the completed portion of a ninth facility to CPV. During Fiscal 1999, CPV acquired a 600-bed expansion of the ninth facility and the right to acquire a tenth facility. During Fiscal 2000, CPV purchased an eleventh facility that GEO had the right to acquire. The facilities were then leased to us under operating leases. There were no purchase and sale transactions between GEO and CPV in 2001 or 2002. See Item 2 -- "Properties."
(7) GEO provides comprehensive healthcare services to 11 government-operated prisons under this contract.
(8) GEO has a five-year contract with five one-year options to operate the facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.

FACILITY OVERVIEW

     We offer services that go beyond simply housing offenders in a safe and secure manner. We offer a wide array of in-facility rehabilitative and educational programs. Inmates at most of our facilities can also receive basic education through academic programs designed to improve inmates' literacy levels and to offer the opportunity to acquire General Education Development certificates. Most of our managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most of our managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. For example, at the Lockhart Work Program Facility, located in Lockhart, Texas, we, as part of our job training program, recruited firms from private industry to employ inmates at the facility. Inmates who participate in such programs receive job skills training and are paid at least the minimum wage. The inmates' earnings are used to compensate victims, defray the inmates' housing costs and support their dependents. We intend to expand this program to our correctional facilities in South Bay and Moore Haven, Florida. We also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We believe that our program at the Kyle New Vision Chemical Dependency Treatment Center is the largest privately managed in-prison program of this nature in the United States.

     We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant contract. For many facilities, the standards and guidelines include those established by the American Correctional Association. The American Correctional Association, an independent organization of corrections professionals, establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts for facilities in the United States require us to seek and maintain American Correctional Association accreditation of the facility. We have sought and received American Correctional Association accreditation for all such facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Health Care Organizations, or JCAHCO, for both of our mental health facilities.

FACILITY MANAGEMENT CONTRACTS

     Other than listed in the following table, no other single customer accounted for 10% or more of our total revenues for each of the fiscal years 2003, 2002, and 2001.

CUSTOMER                                                      2003   2002   2001
--------                                                      ----   ----   ----
Various agencies of the U.S. Federal Government.............   25%    19%    18%
Various agencies of the State of Texas......................   11%    17%    16%
Various agencies of the State of Florida....................   11%    14%    14%
Department of Immigration, Multicultural and Indigenous
  Affairs (Australia).......................................   10%    10%    11%

     Except for our contracts for the Taft Correctional Institution, George W. Hill Correctional Facility, Rivers Correctional Institution, South Florida State Hospital, and the facilities in Australia, New Zealand and South Africa, all of which provide for fixed monthly rates, our facility management contracts provide that we are compensated at an inmate or patient per diem rate based upon actual or guaranteed occupancy levels. Such compensation is invoiced in accordance with applicable laws and generally paid on a monthly basis. All of our contracts are subject to either annual or bi-annual legislative appropriations. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to us. No assurance can be given that the governmental agencies with which we contract will continue to receive appropriations in all cases.

     The following table sets forth the number of contracts that have terms subject to renewal or re-bid in each of the next five years:

YEAR                                                          NUMBER OF CONTRACTS
----                                                          -------------------
2004........................................................          23
2005........................................................           3
2006........................................................           5
2007........................................................           5
2008........................................................           2
Thereafter..................................................           5
                                                                      --
                                                                      43
                                                                      ==

     Refer to the table in "Business -- Facilities" for details on the renewal of these contracts. We undertake substantial efforts to renew our contracts upon their expiration but we can provide no assurance that we will in fact be able to do so. Previously, in connection with our contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result contract renewals may be made on terms that are more or less favorable to us than in prior contractual terms.

     Our contracts typically allow a contracting governmental agency to terminate a contract with or without cause by giving us written notice ranging from 30 to 180 days. To date no contracts have been terminated under these terms.

     Since 1999, two contracts have been discontinued by the mutual agreement of the parties prior to the end of the contract term. Most recently, on June 30, 2000, the cooperative agreement for the management of the Jena Juvenile Justice Center between us and the LaSalle Hospital District No. 1 was discontinued by the mutual agreement of the parties.

     In addition, in connection with our management of such facilities, we are required to comply with all applicable local, state and federal laws and related rules and regulations. Our contracts typically require us to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. If we do not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. Presently, we are insured under a liability insurance program which includes comprehensive general liability, automobile liability and workers' compensation coverage. Additionally we maintain coverage from a third party insurer for property insurance. We carry no insurance for claims relating to employment matters. There can be no assurance that we will be able to obtain or maintain insurance levels as required by our contracts or that, even if obtained, such insurance levels will be sufficient to cover any losses we sustain. See "Business -- Insurance." In addition, we are required under our contracts to indemnify the contracting governmental agency for all claims and costs arising out of our management of facilities and in some instances we are required to maintain performance bonds relating to the construction and development of facilities.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

     We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 28, 2003, we had provided services for the design and construction of 32 facilities and for the redesign and renovation of six facilities. See table in "Business -- Facilities."

     Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. Governmental agencies may finance the construction of such facilities through the following:

     - a one time general revenue appropriation by the governmental agency for the cost of the new facility;

     - general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity; or

     - revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations.

     We may also act as a source of financing or as a facilitator with respect to any financing. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following:

     - funds from equity offerings of our stock;

     - cash flows from operations;

     - borrowings from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or

     - lease arrangements with third parties.

     If the project is financed using direct governmental appropriations, with proceeds of the sale of bonds or other obligations issued prior to the award of the project or by us directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternative financing is procured or the development of the project will be entirely suspended. If the project is self-financed by us, then financing is in place prior to the commencement of construction.

     When we are awarded a facility management contract, appropriations for the first annual or biannual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods.

     Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with national general contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various corrections disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. This staff coordinates all aspects of the development with subcontractors and provides site-specific services. It has been our experience that it typically takes 9 to 24 months to construct a facility after the contract is executed and financing approved.

     When designing a facility, our architects seek to utilize, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce cost overruns and construction delays and to reduce the number of officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Security is maintained because our facility designs increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.

MARKETING AND BUSINESS PROPOSALS

     Currently, we view governmental agencies responsible for state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, New Zealand and South Africa as our primary potential customers. Our secondary customers include local agencies in the U.S. and other foreign governmental agencies.

     Governmental agencies responsible for correctional and detention facilities generally procure goods and services through requests for proposals. A typical request for proposal requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility, or the planning, design and construction of a new facility).

     If the project meets our profile for new projects, we then will submit a written response to the request for proposal. We estimate that we typically spend between $100,000 and $200,000 when responding to a request for proposal. We have engaged and intend in the future to engage independent consultants to assist us in developing privatization opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing clients.

     There are several critical events in the marketing process for the management of new facilities, including the issuance of a request for proposals by a governmental agency, submission of a response to the request for proposals by us, the award of a contract by a governmental agency and the commencement of construction or management of a facility. Our experience has been that a period of approximately five to ten weeks is generally required from the issuance of a request for proposals to the submission of our response to the request for proposals; that between one and four months elapse between the submission of our response and the agency's award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, our experience is that construction usually takes between 9 and 24 months, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency's award.

INSURANCE

     The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. However, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations.

     Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising from our U.S. operations that have an occurrence date of October 2, 2002 or later, our coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, we have a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods. For claims relating to medical malpractice at our correctional facilities, we have a deductible of $2.0 million per claim and primary coverage of $5.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our mental health facilities, we have a deductible of $1.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. For claims relating to workers' compensation, we maintain statutory coverage as determined by state and/or local law and, as a result, our coverage varies among the various jurisdictions in which we operate.

     Claims for which our joint venture in South Africa is insured arising from its operations, are covered by policies with varying amounts of coverage depending on the nature of the claim. Primary insurance in the amount of ZAR50 million (approximately $7.5 million at December 28, 2003) is provided for general liability claims. This insurance contains a ZAR5 million (approximately $0.8 million at December 28, 2003) deductible. Excess insurance is provided above the ZAR50 million primary policy with limits up to ZAR250 million (approximately $37.3 million at December 28, 2003). Medical malpractice claims are insured up to ZAR14.7 million (approximately $2.2 million at December 28, 2003) with a ZAR50,000 deductible (approximately $7,500 at December 28, 2003).

     Claims for which we are insured arising from operations in Australia and New Zealand are covered by policies with varying amounts of coverage depending on the nature of the claim. For public liability claims, we maintain primary insurance of AUD$5 million (approximately $3.7 million at December 28, 2003) with an AUD$250,000 deductible (approximately $0.2 million at December 28, 2003). Medical malpractice claims are insured up to AUD$10 million (approximately $7.4 million at December 28, 2003) with an AUD$1 million deductible (approximately $0.7 million at December 28, 2003).

EMPLOYEES AND EMPLOYEE TRAINING

     At December 28, 2003, we had 9,274 full-time employees. Of such full-time employees, 138 were employed at our headquarters and regional offices and 9,136 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel. In the U.S., our correctional officer employees at George W. Hill Correctional Facility (Pennsylvania), Queens Private Correctional Facility (New York), Michigan Youth Correctional Facility (Michigan) and Desert View Modified Community Correctional Facility (California) are members of unions. We successfully renegotiated union contracts at the Queens Private Correctional Facility (New York) and George W. Hill Correctional Facility (Pennsylvania) during 2003. We expect to renegotiate the union contract at Michigan Youth Correctional Facility (Michigan) during 2004. In addition, our correctional officer employees at Auckland Central Remand Prison (New Zealand), South Africa and the majority of our employees in our Australian operations are covered by union agreements. Other than the contracts described above, we have no other union contracts or collective bargaining agreements. We believe our relationships with our employees are good.

     Under the laws applicable to most of our operations, and internal company policies, our correctional officers are required to complete a minimum amount of training. We generally require at least 160 hours of pre-service training before an employee is allowed to work in a position that will bring him or her in contact with inmates, consistent with ACA standards and/or applicable state laws. In addition to a minimum of 160 hours of pre-service training, most states require 40 or 80 hours of on-the-job training. Florida law requires that correction officers receive 520 hours of training and Michigan law requires that correctional officers receive 640 hours of training. Our training programs meet or exceed all applicable requirements.

     Our training program begins with approximately 40 hours of instruction regarding our policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each of our employees who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

     At least 240 and 160 hours of training are required for our employees in Australia and South Africa, respectively, before such employees are allowed to work in positions that will bring them into contact with inmates. Our employees in Australia and South Africa receive a minimum of 40 hours of additional training each year.

COMPETITION

     We compete primarily on the basis of the quality and range of services offered, our experience (both domestically and internationally) in the design, construction and management of privatized correctional and detention facilities, our reputation and our pricing. We compete with a number of companies, including, but not limited to: Corrections Corporation of America; Correctional Services Corporation; Cornell Companies, Inc.; and Management and Training Corporation and Group 4 Falck Global Solutions Limited. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, in some markets, we may compete with governmental agencies that are responsible for correctional facilities. Upon the completion of the share purchase from Group 4 Falck, the non-compete agreement we had with Group 4 Falck which prevented Group 4 Falck from competing with us in the U.S. was terminated and Group 4 Falck and its affiliates, including Group 4 Falck Global Solutions Limited, became free to compete with us in the U.S.

NON-U.S. OPERATIONS

     Although most of our operations are within the United States, our international operations make a significant contribution to our results of operations. Our wholly-owned subsidiaries provide correctional and detention facilities management in Australia and New Zealand.

     A summary of U.S. and Australia operations is presented below:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                                  (000'S)
REVENUES
  U.S. operations....................................  $482,754   $451,465   $454,053
  Australia operations...............................   134,736    117,147    108,020
                                                       --------   --------   --------
     Total revenues..................................  $617,490   $568,612   $562,073
                                                       ========   ========   ========
OPERATING INCOME
  U.S. operations....................................  $ 28,554   $ 26,066   $ 19,559
  Australia operations...............................     3,202      1,810      4,625
                                                       --------   --------   --------
     Total operating income..........................  $ 31,756   $ 27,876   $ 24,184
                                                       ========   ========   ========
LONG-LIVED ASSETS
  U.S. operations....................................  $194,467   $200,258   $ 47,639
  Australia operations...............................     7,048      6,208      6,119
                                                       --------   --------   --------
     Total long-lived assets.........................  $201,515   $206,466   $ 53,758
                                                       ========   ========   ========

     We formerly had an affiliate (50% or less owned) that provided correctional detention facilities management, home monitoring and court escort services in the United Kingdom. We sold our interest in this affiliate on July 2, 2003 for approximately $80.7 million and recognized a pre-tax gain of approximately $61.0 million. The following table summarizes certain financial information pertaining to this joint venture as of December 29, 2002 and for the period from December 30, 2002 through the date of sale of the UK joint venture on July 2, 2003 and for the fiscal years ended December 29, 2002 and December 30, 2001 (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                                  (000'S)
STATEMENT OF OPERATIONS DATA
Revenues.............................................  $104,080   $153,533   $121,163
Operating income (loss)..............................    (2,981)     7,992      7,557
Net income...........................................  $  3,486   $ 11,264   $ 10,271
BALANCE SHEET DATA
Current assets.......................................             $ 85,461
Noncurrent assets....................................              302,760
Current liabilities..................................               55,695
Noncurrent liabilities...............................              331,447
Shareholders' equity.................................             $  1,087

     Our affiliates (50% owned), South African Custodial Services, Pty. Ltd. and South African Management, Pty. Ltd., provide correctional and detention facilities management in South Africa. The following table summarizes certain financial information pertaining to these South African unconsolidated foreign affiliates, on a combined basis, as of December 28, 2003 and December 29, 2002 and for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively (in thousands).

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                    (000'S)
STATEMENT OF OPERATIONS DATA
Revenues................................................  $37,278   $15,928   $    --
Operating income (loss).................................   11,150     1,016    (1,749)
Net income (loss).......................................  $ 1,460   $(2,481)  $(1,441)
BALANCE SHEET DATA
Current assets..........................................  $12,904   $ 6,426
Noncurrent assets.......................................   61,557    47,125
Current liabilities.....................................    4,461     1,808
Noncurrent liabilities..................................   69,744    52,170
Shareholders' equity (deficit)..........................  $   256   $  (427)

BUSINESS REGULATIONS AND LEGAL CONSIDERATIONS

     Certain states, such as Florida and Texas, deem correctional officers to be peace officers and require our personnel to be licensed and subject to background investigation. State law also typically requires correctional officers to meet certain training standards.

     In addition, many governmental agencies are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

     The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our current and future operations may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on our business, financial condition and results of operations.

SHARE PURCHASE FROM GROUP 4 FALCK A/S

     On July 9, 2003 we purchased all 12 million shares of our common stock beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash pursuant to the terms of a share purchase agreement, dated April 30, 2003, by and among us, Group 4 Falck, our former parent company, TWC, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck.

     The share purchase was negotiated by a special committee comprised of independent members of our board of directors and approved by the independent directors on our board. The special committee retained independent legal and financial advisors to assist it in the evaluation of the share purchase. The special committee received a fairness opinion from its independent financial advisor, stating that the consideration being paid in connection with the share purchase was fair from a financial point of view to our shareholders other than Group 4 Falck and its affiliates.

     Under the terms of the share purchase agreement, Group 4 Falck, TWC and Tuhnekcaw cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any of our voting securities during a one-year standstill period following the closing of the share purchase. Immediately following the completion of the share purchase, we had 9,289,252 million shares of common stock issued and outstanding.

     Upon closing of the share purchase, an agreement dated March 7, 2002 between us, Group 4 Falck and TWC, which governed certain aspects of the parties' relationship, was terminated and the two Group 4 Falck representatives serving on our board of directors resigned. Also terminated upon the closing of the share purchase was a March 7, 2002 agreement between us and Group 4 Falck wherein Group 4 Falck agreed to reimburse us for up to 10% of the fair market value of our interest in our UK joint venture in the event that litigation related to the sale of TWC to Group 4 Falck were to result in a court order requiring us to sell our interest in the joint venture to our partner, Serco Investments Limited, which we refer to as Serco. On July 2, 2003, we completed the sale of our UK joint venture interest to Serco at a price of approximately $80.7 million, as determined by a panel of valuation experts. We recognized a pre-tax gain on the sale of approximately $61.0 million during the third quarter of 2003.

     In addition, in connection with the share purchase, the Services Agreement, dated October 28, 2002, between us and TWC, which we refer to as the Services Agreement, terminated effective December 31, 2003, and no further payments for periods thereafter are due from us to Group 4 Falck under the Services Agreement. Pursuant to the terms of the Services Agreement, Group 4 Falck had been scheduled to provide us with information systems related services through December 31, 2004. We began handling those services internally beginning January 1, 2004.

     A sublease for our former headquarters between TWC, as sublessor, and us, as sublessee, also terminated ten days after the closing of the share purchase. We relocated our corporate headquarters to Boca Raton, Florida on April 14, 2003.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

     Our corporate website is located at http://www.thegeogroupinc.com. We have made available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the SEC. In addition, the SEC's website is located at http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the

SEC. Information provided on our website or on the SEC's website is not part of this Annual Report on Form 10-K.

RISK FACTORS

     The following are certain of the risks to which our business operations are subject. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing us. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

RISKS RELATED TO OUR HIGH LEVEL OF INDEBTEDNESS

  OUR SIGNIFICANT LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR DEBT SERVICE OBLIGATIONS.

     We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of December 28, 2003 was $248.8 million, excluding non recourse debt of $43.9 million. In addition, as of December 28, 2003, we had $24.5 million outstanding in letters of credit under the revolving loan portion of our Senior Credit Facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $25.5 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

     Our substantial indebtedness could have important consequences. For example, it could:

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - increase our vulnerability to adverse economic and industry conditions;

     - place us at a competitive disadvantage compared to competitors that may be less leveraged; and

     - limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

     If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit Facility and the indenture governing our outstanding Notes.

  DESPITE CURRENT INDEBTEDNESS LEVELS, WE MAY STILL INCUR MORE INDEBTEDNESS, WHICH COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE. FUTURE INDEBTEDNESS ISSUED PURSUANT TO OUR UNIVERSAL SHELF REGISTRATION STATEMENT COULD HAVE RIGHTS SUPERIOR TO THOSE OF OUR EXISTING OR FUTURE INDEBTEDNESS.

     The terms of the indenture governing the Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. In addition, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, and incur more indebtedness as a result. If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify. As of December 28, 2003, we would have had the ability to borrow an additional approximately $25.5 million under the revolving loan portion of our Senior Credit Facility. Additionally, on January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of up to $200.0 million aggregate amount of certain of our securities, including our debt securities. Any indebtedness incurred pursuant to the universal shelf registration statement will be created through the issuance of these debt securities. Such debt securities may be issued in more than one series and some of those series may have characteristics that provide them with rights that are superior to those of other series of our debt securities that have already been created or that will be created in the future.

  THE COVENANTS IN THE INDENTURE GOVERNING THE NOTES AND OUR SENIOR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS WHICH MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     The indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

     - incur additional indebtedness;

     - pay dividends and or distributions on our capital stock or repurchase, redeem or retire our capital stock, prepay subordinated indebtedness and make investments;

     - issue preferred stock of subsidiaries;

     - make certain types of investments;

     - guarantee other indebtedness;

     - create liens on our assets;

     - transfer and sell assets;

     - create or permit restrictions on the ability of our restricted subsidiaries to make dividends or make other distributions to us;

     - enter into sale/leaseback transactions;

     - enter into transactions with affiliates; and

     - merge or consolidate with another company or sell all or substantially all of our assets.

     These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining maximum senior and total leverage ratios, a minimum fixed charge coverage ratio, a minimum net worth and a limit on the amount of our annual capital expenditures. Some of these financial ratios become more restrictive over the life of the Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Our failure to comply with any of the covenants under our Senior Credit Facility and the indenture governing the Notes could cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

  SERVICING OUR INDEBTEDNESS WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or new debt securities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all.

  BECAUSE PORTIONS OF OUR INDEBTEDNESS HAVE FLOATING INTEREST RATES, A GENERAL INCREASE IN INTEREST RATES WILL ADVERSELY AFFECT CASH FLOWS.

     Our Senior Credit Facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to the Senior Credit Facility. Our estimated total annual interest expense based on borrowings outstanding as of December 28, 2003 is approximately $19.3 million, $3.0 million of which is interest expense attributable to estimated borrowings of $98.8 million currently outstanding under the Senior Credit Facility inclusive of expected mandatory payments under the Senior Credit Facility. Additionally, based on estimated borrowings under the Senior Credit Facility, inclusive of expected mandatory payments, a one percent increase in the interest rate applicable to the Senior Credit Facility, will increase interest expense by $0.7 million.

     In addition, effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates that coincide with the payment and expiration terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As a result, for every one percent increase in the interest rate applicable to the swap agreements, our total annual interest expense will increase by $0.5 million.

  WE DEPEND ON DISTRIBUTIONS FROM OUR SUBSIDIARIES TO MAKE PAYMENTS ON OUR INDEBTEDNESS. THESE DISTRIBUTIONS MAY NOT BE MADE.

     We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries' ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness will be materially adversely affected. For the fiscal year ended December 28, 2003, our subsidiaries accounted for 27.9% of our consolidated revenues, and, as of December 28, 2003 our subsidiaries accounted for 22.0% of our consolidated total assets.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

  OUR RESULTS OF OPERATIONS ARE DEPENDENT ON REVENUES GENERATED BY OUR PRISONS AND DETENTION FACILITIES, WHICH ARE SUBJECT TO THE FOLLOWING RISKS ASSOCIATED WITH THE CORRECTIONS AND DETENTION INDUSTRY.

     We are subject to the termination or non-renewal of our government contracts, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers. Governmental agencies may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. They also generally have the right to renew facility contracts at their option. Notwithstanding any contractual renewal option, as of December 28, 2003, twenty-three of our facility management contracts are scheduled to expire on or before January 2, 2005. These contracts represented 44.6% of our consolidated revenues for the year ended December 28, 2003. Some of these contracts may not be renewed by the corresponding governmental agency. Additionally, four of our contracts, which represented 14.0% of our consolidated revenues for the fiscal year ended December 28, 2003 were not renewed in 2003 and terminated on their scheduled expiration dates, all of which occurred prior to March 1, 2004. We do not expect the loss of these four contracts to affect our ability to satisfy our financial obligations. Also, some of our other contracts scheduled to expire after January 2, 2005 may not be renewed. See "Business -- Facilities and Facility Management Contracts." In addition, governmental agencies may determine not to exercise renewal options with respect to any of our contracts in the future. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, which we refer to as DIMIA, entered into a contract in 2003 with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which we have provided since 1997 through our Australian subsidiary. We transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck effective February 29, 2004. For the year ended December 28, 2003 DIMIA represented approximately 9.9% of our consolidated revenues. We do not have any lease obligations related to our contract with DIMIA. During 2003, we increased reserves approximately $3.6 million for liability insurance obligations related to the expiration of the DIMIA contract.

     We will continue to be responsible for certain real property payments even if our underlying facility management contracts terminate, which could adversely affect our profitability. Eleven of our facilities are leased from Correctional Properties Trust, an independent, publicly-traded REIT which we refer to as CPV. These leases have an initial ten-year term with varying renewal periods at our option, and a total average remaining initial term of 4.6 years. The facility management contracts underlying these leases generally have a term ranging from one to five years, however, they are terminable by the governmental entity at will. In the event that a facility management contract is terminated or expires and is not renewed prior to the expiration of the corresponding lease term for the facility, we will continue to be liable to CPV for the related lease payments. Our average annual obligations and aggregate total remaining obligations for lease payments under the eleven CPV leases are approximately $24.2 million and $116.0 million, respectively. Because these lease payments would not be offset by revenues from an active facility management contract, they could represent a material ongoing loss. If we are unable to find a replacement management contract or an alternative use for the facility, the loss could continue until the expiration of the lease term then in effect, which could adversely affect our profitability.

     For example, during 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility. We incurred an operating charge of $1.1 million during the year ended December 29, 2002 related to our lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated in early 2004. During 2003 parties that we previously believed might sublease the facility prior to early 2004 either indicated that they did not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result our management determined that it was unlikely that we would sublease the facility or find an alternative correctional use for the facility prior to the expiration of the provision for anticipated losses through early 2004 and we incurred an additional operating charge of $5.0 million during 2003. This additional operating charge both covers our anticipated losses under the lease for the facility until a sublease is in place and provides us with an estimated discount to sublease the facility to prospective sublessees. We are continuing our efforts to find a sublease or alternative correctional use for the facility. If we are unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. As of December 28, 2003, the remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

     Also, our contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired on December 31, 2003. During the year ended December 28, 2003, the contract for the McFarland facility represented less than 1% of our consolidated revenues. Even though we are no longer operating the McFarland facility, we will continue to be responsible for payments on our underlying lease of the facility with CPV through 2008, when the lease is scheduled to expire. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If we are unable to find an appropriate correctional use for the facility or sublease the facility, we may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The remaining lease obligation related to the McFarland facility is approximately $3.3 million through April 28, 2008.

     In addition, we own four properties on which we operate correctional and detention facilities. Our purchase of these properties during 2002 was financed through borrowings under our former senior credit facility which have now been incorporated into our Senior Credit Facility. In the event that an underlying facility management contract for one or more of these properties terminates, we would still be responsible for servicing the indebtedness incurred to purchase those properties.

     Our growth depends on our ability to secure contracts to develop and manage new correctional and detention facilities, the demand for which is outside our control. Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Public sector demand for new facilities may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, crime rates and sentencing patterns in jurisdictions in which we operate governmental and public acceptance of the concept of privatization and the number of facilities available for privatization.

     The demand for our facilities and services could be adversely affected by the relaxation of criminal enforcement efforts, leniency in conviction and sentencing practices, or through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to the decriminalization of drugs and controlled substances or a loosening of immigration laws could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities.

     We may not be able to secure financing and desirable locations for new facilities, which could adversely affect our results of operations and future growth. In certain cases, the development and construction of facilities by us is subject to obtaining construction financing. Such financing may be obtained through a variety of means, including without limitation, the sale of tax-exempt or taxable bonds or other obligations or direct governmental appropriations. The sale of tax-exempt or taxable bonds or other obligations may be adversely affected by changes in applicable tax laws or adverse changes in the market for tax-exempt or taxable bonds or other obligations.

     Moreover, certain jurisdictions, including California, where we have a significant amount of operations, have in the past required successful bidders to make a significant capital investment in connection with the financing of a particular project. If this trend were to continue in the future, we may not be able to obtain sufficient capital resources when needed to compete effectively for facility management contacts. Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Our inability to secure financing and desirable locations for new facilities could adversely affect our results of operations and future growth.

     We depend on a limited number of governmental customers for a significant portion of our revenues. The loss of, or a significant decrease in business from, these customers could seriously harm our financial condition and results of operations. We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business from the Bureau of Prisons, the Bureau of Immigration and Customs Enforcement, which we refer to as BICE, or the U.S. Marshals Service or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, BICE and the Marshals Service, accounted for approximately 24.9% of our total consolidated revenues for the fiscal year ended December 28, 2003, with the Bureau of Prisons accounting for approximately 10.4% of our total consolidated revenues for such period, the Marshals Service accounting for approximately 9.0% of our total consolidated revenues for such period and the BICE accounting for approximately 5.5% of our total consolidated revenues for such period. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

     A decrease in occupancy levels could cause a decrease in revenues and profitability. While a substantial portion of our cost structure is generally fixed, a significant portion of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. We are dependent upon the governmental agencies with which we have contracts to provide inmates for our managed facilities. We cannot control occupancy levels at our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a decrease in occupancy levels could have a material adverse effect on our profitability.

     Competition for inmates may adversely affect the profitability of our business. We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such inmates and resulting decrease in occupancy would cause a decrease in both our revenues and our profitability.

     We are dependent on government appropriations, which may not be made on a timely basis or at all. Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or at all.

     Public resistance to privatization of correctional and detention facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations. The management and operation of correctional and detention facilities by private entities has not achieved complete acceptance by either governments or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for correctional and detention facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of correctional and detention facilities has encountered resistance from groups, such as labor unions, that believe that correctional and detention facilities should only be operated by governmental agencies. Changes in dominant political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional and detention facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

     Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts. Our business is subject to public scrutiny. Any negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one of our facilities, which could have a material adverse effect on our business.

     We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped. When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the Notes and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

     Failure to comply with extensive government regulation and unique contractual requirements could have a material adverse effect on our business, financial condition or results of operations. The industry in which we operate is subject to extensive federal, state and local regulations, including educational, environmental, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations affects all areas of our operations. Facility management contracts typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.

     In addition, private prison managers are increasingly subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States House of Representatives, containing such restrictions. Although we do not believe that existing legislation will have a material adverse effect on us, future legislation may have such an effect on us.

     Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund amounts we have received, to forego anticipated revenues and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to Requests for Proposals, or RFPs, from governmental agencies to manage correctional facilities. Governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, governmental agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If a government audit asserts improper or illegal activities by us, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions.

     We may face community opposition to facility location, which may adversely affect our ability to obtain new contracts. Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When we select the intended project site, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional or detention facility. Future efforts to find suitable host communities may not be successful. In many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of sites that have less favorable environments.

     Our business operations expose us to various liabilities for which we may not have adequate insurance. The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters. However, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations.

     Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising from our U.S. operations that have an occurrence date of October 2, 2002 or later, our coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, we have a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our correctional facilities, we have a deductible of $1.0 million per claim and primary coverage of $5.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our mental health facilities, we have a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods. For claims relating to workers' compensation, we maintain statutory coverage as determined by state and/or local law and, as a result, our coverage varies among the various jurisdictions in which we operate.

     Claims for which our joint venture in South Africa is insured arising from its operations, are covered by policies with varying amounts of coverage depending on the nature of the claim. Primary insurance in the amount of ZAR50 million (approximately $7.5 million at December 28, 2003) is provided for general liability claims. This insurance contains a ZAR5 million (approximately $0.8 million at December 28, 2003) deductible. Excess insurance is provided above the ZAR50 million primary policy with limits up to ZAR250 million (approximately $37.3 million at December 28, 2003). Medical malpractice claims are insured up to ZAR14.7 million (approximately $2.2 million at December 28, 2003) with a ZAR50,000 deductible (approximately $7,500 at December 28,
2003).

     Claims for which we are insured arising from operations in Australia and New Zealand are covered by policies with varying amounts of coverage depending on the nature of the claim. For public liability claims, we maintain primary insurance of AUD$5 million (approximately $3.7 million at December 28, 2003) with an AUD$250,000 deductible (approximately $0.2 million at December 28, 2003). Medical malpractice claims are insured up to AUD$10 million (approximately $7.4 million at December 28, 2003) with an AUD$1 million deductible (approximately $0.7 million at December 28, 2003).

     In addition, since the events of September 11, 2001, and due to concerns over corporate governance and recent corporate accounting scandals, liability and other types of insurance have become more difficult and costly to obtain. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have a material adverse effect on our business, financial condition or results of operations.

     We are defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all our current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs' certification motion. We are unable to estimate the potential loss exposure due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, our management believes that the ultimate resolution of these matters, if settled unfavorably to us, could have a material adverse effect on our financial position, operating results and cash flows. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit. We are vigorously defending our rights in this action.

     We may not be able to obtain or maintain the insurance levels required by our government contracts. Our government contracts require us to obtain and maintain specified insurance levels. The occurrence of any events specific to our company or to our industry, or a general rise in insurance rates, could substantially increase our costs of obtaining or maintaining the levels of insurance required under our government contracts. If we are unable to obtain or maintain the required insurance levels, our ability to win new government contracts, renew government contracts that have expired and retain existing government contracts could be significantly impaired, which could have a material adverse affect on our business, financial condition and results of operations.

     Our international operations expose us to risks which could materially adversely affect our financial condition and results of operations. We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected. For the fiscal year ended December 28, 2003, our international operations accounted for approximately 21.8% of our consolidated revenues.

  WE CONDUCT CERTAIN OF OUR OPERATIONS THROUGH JOINT VENTURES, WHICH MAY LEAD TO DISAGREEMENTS WITH OUR JOINT VENTURE PARTNERS AND ADVERSELY AFFECT OUR INTEREST IN THE JOINT VENTURES.

     We conduct substantially all of our operations in South Africa through joint ventures with third parties and may enter into additional joint ventures in the future. Joint venture agreements generally provide that the joint venture partners will equally share voting control on all significant matters to come before the joint venture. Our joint venture partners may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

  WE ARE DEPENDENT UPON OUR SENIOR MANAGEMENT AND OUR ABILITY TO ATTRACT AND RETAIN SUFFICIENT QUALIFIED PERSONNEL.

     We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Wayne H. Calabrese, our Vice Chairman and President, and John G. O'Rourke, our Chief Financial Officer. The unexpected loss of any of these individuals could materially adversely affect our business, financial condition or results of operations. We do not maintain key-man life insurance to protect against the loss of any of these individuals.

     In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional officers and other personnel. The success of our business requires that we attract, develop and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could have a material effect on our business, financial condition or results of operations.

  OUR PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED BY INFLATION.

       Many of our facility management contracts provide for fixed management fees or fees that increase by only small amounts during their terms. While a substantial portion of our cost structure is generally fixed, if, due to inflation or other causes, our operating expenses, such as costs relating to personnel, utilities, insurance, medical and food, increase at rates faster than increases, if any, in our facility management fees, then our profitability could be materially adversely affected.

  VARIOUS RISKS ASSOCIATED WITH THE OWNERSHIP OF REAL ESTATE MAY INCREASE COSTS, EXPOSE US TO UNINSURED LOSSES AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, it is possible to experience losses that may exceed the limits of insurance coverage.

  RISKS RELATED TO FACILITY CONSTRUCTION AND DEVELOPMENT ACTIVITIES MAY INCREASE OUR COSTS RELATED TO SUCH ACTIVITIES.

       When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies who act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays. In addition, we are subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, even though we require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.

  THE RISING COST AND INCREASING DIFFICULTY OF OBTAINING ADEQUATE LEVELS OF SURETY CREDIT ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

       We are often required to post performance bonds issued by a surety company as a condition to bidding on or being awarded a facility development contract. Availability and pricing of these surety commitments is subject to general market and industry conditions, among other factors. Recent events in the economy have caused the surety market to become unsettled, causing many reinsurers and sureties to reevaluate their commitment levels and required returns. As a result, surety bond premiums generally are increasing. If we are unable to effectively pass along the higher surety costs to our customers, any increase in surety costs could adversely affect our operating results. In addition, we may not continue to have access to surety credit or be able to secure bonds economically, without additional collateral, or at the levels required for any potential facility development or contract bids. If we are unable to obtain adequate levels of surety credit on favorable terms, we would have to rely upon letters of credit under our Senior Credit Facility, which would entail higher costs even if such borrowing capacity was available when desired, and our ability to bid for or obtain new contracts could be impaired.

  WE MAY NOT BE ABLE TO SUCCESSFULLY TRANSITION KEY SERVICES PREVIOUSLY PROVIDED BY OUR FORMER PARENT COMPANY, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     We have historically been reliant upon TWC for various services including payroll, tax, data processing, internal auditing, treasury, cash management, insurance, information technology and human resource services. During 2002, we transitioned all of these services in-house with the exception of information technology support services, which TWC provided during 2003 for a fee of $1.8 million. In January 2004, we began handling our information technology support services internally. If we are unable to capably handle any of these services previously handled by TWC, or if we handle them less efficiently or on a more costly basis than what TWC charged us to handle them, our financial results could be adversely affected.

  OUR FORMER INDEPENDENT PUBLIC ACCOUNTANT, ARTHUR ANDERSEN LLP, HAS BEEN FOUND GUILTY OF FEDERAL OBSTRUCTION OF JUSTICE CHARGES, WHICH MAY PREVENT INVESTORS IN OUR SECURITIES FROM EXERCISING EFFECTIVE REMEDIES AGAINST SUCH FIRM IN ANY LEGAL ACTION AND DELAY OUR ACCESS TO THE CAPITAL MARKETS.

     Although we dismissed Arthur Andersen in 2002 as our independent public accountants and engaged Ernst & Young, LLP, our consolidated financial statements as of December 30, 2001, and for the fiscal year then ended were audited by Arthur Andersen LLP. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corporation. On June 15, 2002, a jury returned with a guilty verdict against Arthur Andersen following a trial. In light of the jury verdict and the underlying events, on August 31, 2002 Arthur Andersen ceased practicing before the SEC. However, certain of the information included in this report is derived in part from our consolidated financial statements as of and for the fiscal year ended December 30, 2001, which were audited by Arthur Andersen.

     As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant, including the financial statements we have filed with this report. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen on an interim basis so long as a reasonable effort is made to have Arthur Andersen reissue its reports and to obtain a manually signed accountant's report from Arthur Andersen. Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its report on our audited financial statements included in this report. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us in connection with financings or other transactions, including consents and "comfort" letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on our business, financial condition or results of operations.

     In addition, Statement of Financial Accounting Standards No.
144 -- "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 broadens the scope of defining discontinued operations. Under the provisions of SFAS 144, the identification and classification of a facility as held for sale or the termination of any of our material facility management contracts, by expiration or otherwise, would result in the classification of the operating results of such facility as a discontinued operation, so long as the financial results can be clearly identified, and so long as we do not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. In the event that we have a discontinued operation in the future that requires us to present discontinued operations for fiscal years audited by Arthur Andersen, we would be required to have such fiscal years audited by another accounting firm as Arthur Andersen is unable to reissue their audit opinion for those fiscal years. As a result, we may encounter delays, additional expense and other difficulties in filing registration statements for future financings. Any resulting delay in accessing or inability to access public markets could have a material adverse effect on our business, financial condition or results of operations. In addition, any such required reaudit may result in changes to our financial statements for such fiscal years.

ITEM 2.  PROPERTIES

     Formerly, we leased our corporate headquarters office space in Palm Beach Gardens, Florida, from TWC. Our obligations under this lease were terminated, July 19, 2003, 10 days after the completion of the share purchase from Group 4 Falck. In April 2003, we relocated our corporate offices to Boca Raton, Florida, under a new 10-year lease. In addition, we lease office space for our eastern regional office in Palm Beach Gardens, Florida; our central regional office in New Braunfels, Texas; and for our western regional office in Carlsbad, California. We also lease office space for our Australian operations in Sydney, Australia, and through our overseas affiliates, in Sandton, South Africa.

     On April 28, 1998, CPV acquired eight correctional and detention facilities that we operated. We previously had three common members with CPV on each of our respective boards of directors. Effective September 9, 2002, we decided with CPV to no longer have common members serving on our respective boards of directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by us. During fiscal years 1998, 1999 and 2000, CPV acquired three additional facilities for $109.4 million. There have been no purchase and sale transactions between us and CPV since the beginning of 2001.

     We lease the following facilities from CPV under 10-year operating leases:
(i) Aurora INS Processing Center; (ii) Broward County Work Release Center; (iii) Central Valley Community Correctional Facility; (iv) Desert View Community Correctional Facility; (v) Golden State Community Correctional Facility; (vi) Jena Juvenile Justice Center; (vii) Karnes County Correctional Center; (viii) Lawton Correctional Facility; (ix) Lea County Correctional Facility; (x) McFarland Community Correctional Facility and (xi) Queens Private Correctional Facility. As the lease agreements are subject to contractual lease increases, we record operating lease expense for these leases on a straight-line basis over the term of the leases.

     We also lease from other non-related parties the following facilities that we manage: (i) Central Texas Parole Violator Facility; (ii) Coke County Juvenile Justice Facility; (iii) North Texas Intermediate Sanction Facility; and (iv) Western Region Detention Facility at San Diego.

     We own a 72-bed private psychiatric hospital in Fort Lauderdale, Florida, which we purchased and improved in 1997.

     Additionally, we own the following correctional properties: (i) Guadalupe County Correctional Facility; (ii) Michigan Youth Correctional Facility; (iii) Rivers Correctional Institution; and (iv) Val Verde Correctional Facility. We purchased these properties on December 12, 2002 in connection with a refinancing of our former operating lease facility, for an aggregate purchase price of approximately $155.0 million. We have mortgaged these properties as security for our borrowings under the senior Credit Facility.

ITEM 3.  LEGAL PROCEEDINGS

     We are defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all our current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs' certification motion. We are unable to predict the ultimate outcome due to the current procedural posture of the lawsuit. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, our management believes that the ultimate resolution of these matters, if settled unfavorably to us, could have a material adverse effect on our financial position, operating results and cash flows. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit. We are vigorously defending our rights in this action.

     The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters for which we carry no insurance. Except for any potential losses related to the wage and hour matter described above, we do not expect the outcome of any pending legal proceedings to have material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting on November 18, 2003, our shareholders approved a change in our corporate name from "Wackenhut Corrections Corporation" to "The GEO Group, Inc." The name change became effective on November 25, 2003, upon the filing of an amendment to our articles of incorporation with the Secretary of State in the state of Florida, where we are incorporated. The name change was required under the terms of a share purchase agreement signed by us on April 30, 2003, pursuant to which we purchased all 12 million shares of common stock held by Group 4 Falck, our former majority shareholder. Following the name change our New York Stock Exchange ticker symbol was changed to "GGI" and our common stock now trades under that symbol.

     The following are the results of the two proposals voted on at the special meeting: proposal 1 to approve the name change -- 8,615,301 for, 28,810 against and 7,876 abstentions; and proposal 2 to adjourn the special meeting if there were insufficient votes for a quorum to provide additional time to solicit proxies -- 4,338,374 for, 3,139,968 against and 1,173,554 abstentions.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the New York Stock Exchange under the symbol "GGI." The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2003 and 2002. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 18, 2004, was 154.

                                                          2003              2002
                                                     ---------------   ---------------
QUARTER                                               HIGH     LOW      HIGH     LOW
-------                                              ------   ------   ------   ------
First..............................................  $11.32   $ 8.48   $17.42   $13.86
Second.............................................   14.74     8.96    15.95    13.95
Third..............................................   19.92    13.71    14.90    10.46
Fourth.............................................   22.40    17.05    12.60    10.50

     We did not pay any cash dividends on our common stock for fiscal years 2003 and 2002. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, among other things, on our future earnings, our capital requirements, our financial condition and on such other factors as our board of directors may consider relevant. In addition, the indenture governing our Notes and the Senior Credit Facility also place material restrictions on our ability to pay dividends, which may further limit us from paying dividends.

     On July 9, 2003 we purchased all 12 million shares of our common stock. beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash pursuant to the terms of the share purchase agreement.

     We did not buy back any of our common stock during 2002.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 28, 2003, including our 1994 Stock Option Plan, our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, and our Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

                                       (A)                    (B)                      (C)
                               --------------------   --------------------   -----------------------
                                                                              NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                   EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
-------------                  --------------------   --------------------   -----------------------
Equity compensation plans
  approved by security
  holders....................       1,614,374                $14.19                  182,674
                                    ---------                ------                  -------
Equity compensation plans not
  approved by security
  holders....................              --                    --                       --
                                    ---------                ------                  -------
Total........................       1,614,374                $14.19                  182,674
                                    ---------                ------                  -------

RECENT SALES OF UNREGISTERED SECURITIES

     To facilitate the completion of the share purchase from Group 4 Falck, on July 9, 2003, we issued $150.0 million aggregate principal amount ten-year
8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.

     Subsequent to the private offering of the Notes, we filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes, referred to as the Exchange Notes having substantially identical terms as the Notes. The registration statement was declared effective by the SEC on November 10, 2003. We then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for Exchange Notes which are generally freely tradable, subject to certain exceptions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements.

FISCAL YEAR ENDED:(1)                        2003                  2002                  2001                  2000
---------------------                 -------------------   -------------------   -------------------   -------------------
RESULTS OF OPERATIONS:
Revenues............................  $   617,490   100.0%  $   568,612   100.0%  $   562,073   100.0%  $   535,557   100.0%
Operating income....................       31,756     5.1%       27,876     4.9%       24,184     4.3%       18,912     3.5%
Net income..........................  $    45,268     7.3%  $    21,501     3.8%  $    19,379     3.4%  $    16,994     3.2%
                                      ===========   =====   ===========   =====   ===========   =====   ===========   =====
EARNINGS PER SHARE -- BASIC:........  $      2.90           $      1.02           $      0.92           $      0.81
                                      ===========           ===========           ===========           ===========
EARNINGS PER SHARE -- DILUTED:......  $      2.86                  1.01           $      0.91           $      0.80
                                      ===========           ===========           ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic...............................       15,618                21,148                21,028                21,110
Diluted.............................       15,829                21,364                21,261                21,251
FINANCIAL CONDITION:
Current assets......................  $   185,646           $   139,583           $   140,132           $   129,637
Current liabilities.................      113,349                74,994                72,245                73,636
Total assets........................      507,290               402,658               242,023               223,571
Long-term debt, including current
 portion (excluding non-recourse
 debt)..............................      245,090               125,000                    --                10,000
Shareholders' equity................       86,959               152,642               130,361               127,164
OPERATIONAL DATA:
Contracts/awards....................           44                    59                    61                    57
Facilities in operation.............           39                    59                    59                    51
Design capacity of contracts........       36,243                39,216                39,965                39,944
Compensated resident days(2)........   11,247,270            10,850,003            11,068,912            10,572,093

FISCAL YEAR ENDED:(1)                        1999
---------------------                 ------------------
RESULTS OF OPERATIONS:
Revenues............................  $  438,484   100.0%
Operating income....................      26,041     5.9%
Net income..........................  $   21,940     5.0%
                                      ==========   =====
EARNINGS PER SHARE -- BASIC:........  $     1.01
                                      ==========
EARNINGS PER SHARE -- DILUTED:......  $     1.00
                                      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic...............................      21,652
Diluted.............................      22,015
FINANCIAL CONDITION:
Current assets......................  $  134,893
Current liabilities.................      55,516
Total assets........................     204,425
Long-term debt, including current
 portion (excluding non-recourse
 debt)..............................      15,000
Shareholders' equity................     118,684
OPERATIONAL DATA:
Contracts/awards....................          56
Facilities in operation.............          50
Design capacity of contracts........      39,930
Compensated resident days(2)........   9,636,099

---------------

(1) Our fiscal year ends on the Sunday closest to the calendar year end.

(2) Compensated resident days are calculated as follows: (a) for per diem rate facilities -- the number of beds occupied by residents on a daily basis during the fiscal year; and, (b) for fixed rate facilities -- the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom and South African facilities.

(1) Does not include facilities for which we have been notified that the management contract has not been renewed

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

     The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under Item 1 "Business -- Risks Related to Our High Level of Indebtedness, Risks Related to Our Business and Industry and Forward-Looking Statements." The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

     We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health facilities. Our services primarily involve the outsourced management of correctional and detention facilities for federal agencies and state and local governments. We manage all aspects of a prison's operations, including security, food services, work programs, educational programs and health services. In addition to management services, we have the internal capability to design and develop new correctional facilities. We believe our expertise in operating correctional facilities combined with our capabilities to design and develop facilities strategically position us to win new contracts. Our service offerings also include the management of a state and a private mental health hospital.

  SHARE PURCHASE

     On April 30, 2003, we entered into a share purchase agreement with Grou 4 Falck A/S, our former majority shareholder which we refer to as Group 4 Falck, to purchase all 12,000,000 shares of our common stock held by Group 4 Falck for $132.0 million in cash. Group 4 Falck obtained these shares when it acquired our former parent company, The Wackenhut Corporation, which we refer to as TWC, in 2002. We completed the share purchase on July 9, 2003.

  RECENT FINANCINGS

     In connection with the share purchase, we completed two financing transactions on July 9, 2003. First, we amended our former senior credit facility. The amended $150.0 million senior credit facility, which we refer to as the Senior Credit Facility, consists of a $50.0 million, five-year revolving credit facility, with a $40.0 million sub limit for letters of credit, and a $100.0 million, six-year term loan. Second, we offered and sold $150.0 million aggregate principal amount of 8 1/4% senior notes due 2013, which we refer to as the Notes.

  SALE OF OUR JOINT VENTURE INTEREST IN PREMIER CUSTODIAL GROUP LIMITED

     On July 2, 2003, we sold our one-half interest in Premier Custodial Group Limited, our United Kingdom joint venture, which we refer to as PCG, to Serco Investments Limited, our former joint venture partner, which we refer to as Serco, for approximately $80.7 million, on a pretax basis. Under the terms of the indenture governing the Notes, we have an obligation to use the proceeds from the sale of our interest in PCG to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the Senior Credit Facility or to make an offer to repurchase the Notes.

  LOSS OF CONTRACT WITH THE AUSTRALIA DEPARTMENT OF IMMIGRATION, MULTICULTURAL AND INDIGENOUS AFFAIRS

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, which we refer to as DIMIA, entered into a contract in 2003 with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which we have provided since 1997 through our

Australian subsidiary. We transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck February 29, 2004. For the year ended December 28, 2003 DIMIA represented approximately 9.9% of our consolidated revenues. We do not have any lease obligations related to our contract with DIMIA. During 2003, we increased reserves approximately $3.6 million for liability insurance obligations related to the expiration of the DIMIA contract.

  NAME CHANGE

     On November 25, 2003, our corporate name was changed from "Wackenhut Corrections Corporation" to "The GEO Group, Inc." The name change was required under the terms of the share purchase agreement between us and Group 4 Falck referred to above. Under the terms of the share purchase agreement, GEO is required to cease using the name, trademark and service mark "Wackenhut" by July 9, 2004. In addition to achieving compliance with the terms of the share purchase agreement, we believe that the change in our name to "The GEO Group, Inc." will help reinforce the fact that we are no longer affiliated with TWC or Group 4 Falck or their related entities. Following the name change, our New York Stock Exchange ticker symbol was changed to "GGI" and our common stock now trades under that symbol.

  RESULTS OF RE-BIDS ON MANAGEMENT CONTRACTS IN TEXAS

     As a result of a re-bidding process in Texas on several state management contracts which expired in January 2004, we were recently awarded management contracts by the Texas Department of Criminal Justice for the continued operation of two facilities which we currently operate -- the Cleveland Correctional Center facility and the Lockhart Secure Work Program Facility. We were also awarded the management contract to operate a new facility, the Sanders Estes Correctional Center. However, our existing management contracts to operate the Willacy State Jail and the John R. Lindsey State Jail were not renewed. Although the net impact of the Texas re-bid process will result in the overall loss of one management contract, we do not believe that this will have a material impact on our future financial performance. The contract awards became effective on January 16, 2004 and we began the operation of the Sanders Estes Correctional Center on that date.

  RIGHTS AGREEMENT

     On October 9, 2003, we entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of our common stock carries with it one preferred share purchase right. If the rights become exercisable pursuant to the rights agreement, each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right is exercised, the holder of the right has no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights trade automatically with shares of our common stock, and may only be exercised in connection with certain attempts to take over our company. The rights are designed to protect the interests of our company and our shareholders against coercive takeover tactics and encourage potential acquirors to negotiate with our board of directors before attempting a takeover. The rights may, but are not intended to, deter takeover proposals that may be in the interests of our shareholders.

  SHELF REGISTRATION STATEMENT

     On January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission, which we refer to as the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis, of up to $200.0 million aggregate amount of our common stock, preferred stock, debt securities, warrants, and/or depositary shares. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including debt repayment, capital expenditures, acquisitions, business expansion, investments in subsidiaries or affiliates, and/or working capital.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that our management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

     We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

REVENUE RECOGNITION

     In accordance with Commission Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because our management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

     We extend credit to the governmental agencies contracted with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

  Property and Equipment

     As of December 28, 2003, we had approximately $201.5 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful life is determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

     We review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Our management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

  Income Taxes

     Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of its net assets. At December 28, 2003, we had net deferred tax assets of approximately $16.8 million. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

  Reserves for Insurance Losses

     Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising from our U.S. operations that have an occurrence date of October 2, 2002 or later, our coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, we have a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our correctional facilities, we have a deductible of $1.0 million per claim and primary coverage of $5.0 million per claim (up to a limit of $5.0 million for all claims in the aggregate). For claims relating to medical malpractice at our mental health facilities, we have a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods. For claims relating to workers' compensation, we maintain statutory coverage as determined by state and/or local law and, as a result, our coverage varies among the various jurisdictions in which we operate. We carry no insurance for claims relating to employment matters. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand. Because our insurance policies have high deductible amounts, losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. We use judgments in assessing loss estimates that are based on actual claim amounts and loss development experience considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements.

  FISCAL 2003 COMPARED WITH 2002

     Revenues increased by 8.6% to $617.5 million in 2003 from $568.6 million in 2002. The strengthening of the Australian dollar by approximately 20 percent during 2003 resulted in approximately a $22.9 million increase in revenues. Revenues also increased approximately $14.8 million as a result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. The remainder of the increase was due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were partially reduced by approximately $6.3 million in 2003 compared to 2002 due to the closure of the Bayamon Correctional Facility and Southbay -- SVP.

     The number of compensated resident days in domestic facilities increased to
9.8 million in 2003 from 9.2 million in 2002. The average facility occupancy in domestic facilities was 100% of capacity in 2003 compared to 98.5% in 2002. Compensated resident days in Australian facilities during 2003 decreased to 1.5 million from 1.7 million for the comparable periods in 2002 primarily due to lower population levels at the immigration and detention centers.

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, which we refer to as DIMIA, recently entered into a contract with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which we have provided since 1997 through our Australian subsidiary. We fully transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck effective February 29, 2004. For the year ended December 28, 2003, DIMIA represented approximately 9.9% of our consolidated revenues.

     Operating expenses increased by 7.2% to $532.4 million in 2003 compared to $496.5 million in 2002. As a percentage of revenues, operating expenses decreased to 86.2% in 2003 from 87.3% in 2002. The increase in operating expense reflects an additional provision for operating loss of approximately $5 million during 2003 related to our inactive facility in Jena, Louisiana. During third quarter 2003, parties that we previously believed might sublease the Jena facility prior to early 2004 either indicated that they did not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, we have determined that it is unlikely that we will sublease the facility or find an alternative correctional use for the facility prior to the expiration of the provision for anticipated loss through early 2004 and we have incurred an additional provision for operating loss. This additional operating charge both covers our anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. We are continuing our efforts to find a sublease or alternative correctional use for the facility. If we are unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. As of December 28, 2003, the remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, was approximately $7.0 million.

     The increase in operating expenses in 2003 also reflects increased costs of approximately $3.5 million related to the transitioning of the DIMIA contract to the division of Group 4 Falck, primarily related to liability insurance expenses. We may incur additional costs related to the transition in the future. We do not have any lease obligations related to our contract with DIMIA.

     Increased operating expenses in 2003 were also attributable to the opening of the Lawrenceville Correctional Facility and the impact of the stronger Australian dollar offset by lower workers' compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties.

     Depreciation and amortization increased by 15.6% to $14.0 million in 2003 from $12.1 million in 2002. As a percentage of revenues, depreciation and amortization increased to 2.3% in 2003 from 2.1% in

2002. This increase is primarily attributable to the purchase of previously leased facilities for approximately $155.0 million in December 2002.

     General and administrative expenses increased by 22.5% to $39.4 million in 2003 from $32.1 million in 2002. As a percentage of revenues, general and administrative expenses increased to 6.4% in 2003 from 5.7% in 2002. The increase primarily relates to increased deferred compensation costs for senior executive compensation agreements as well as payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002 as well as increased professional fees, directors' and officers' insurance and travel costs.

     Operating income increased by 13.9% to $31.8 million in 2003 from $27.9 million in 2002. As a percentage of revenues, operating income increased to 5.1% in 2003 from 4.9% in 2002 due to the factors discussed above.

     Interest income increased 38.7% to $6.7 million in 2003 from $4.8 million in 2002. This increase is primarily due to higher average invested cash balances.

     Interest expense was $17.9 million in 2003 compared to $3.7 million in 2002. This increase is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155.0 million in December 2002. In addition, during 2003, we entered into the Senior Credit Facility and issued the Notes.

     We incurred a charge of approximately $2.0 million for the write-off of deferred financing fees related to the amendment of our previous credit agreement in July 2003.

     On July 2, 2003, we sold our one-half interest in Premier Custodial Group Limited, our United Kingdom joint venture, which we refer to as PCG, to Serco Investments Limited, our former joint venture partner, which we refer to as Serco, for approximately $80.7 million. We recognized a pre-tax gain of approximately $61.0 million from the sale of PCG.

     Provision for income taxes increased to $37.3 million in 2003 as compared to $12.7 million in 2002 primarily due to the tax effect on the gain on sale of PCG in July 2003.

     Equity in earnings of affiliates, net of income tax provision, decreased to $3.0 million in 2003 as compared to $5.2 million in 2002 due to the sale of PCG.

     Net income increased to $45.3 million in 2003 from $21.5 million in 2002 as a result of the factors described above.

  FISCAL 2002 COMPARED WITH 2001

     Revenues increased $6.5 million or 1.2% to $568.6 million in 2002 from $562.1 million in 2001. The increase in revenues is the result of new facility openings and increases in per diem rates offset by lower construction revenues and the closure of a number of facilities. Specifically, revenues increased approximately $27.4 million in 2002 compared to 2001 due to increased compensated resident days at a number of our domestic facilities, including, but not limited to, the facilities opened in 2001, Val Verde Correctional Facility, Del Rio, Texas and the Rivers Correctional Institution, Winton, North Carolina and an overall increase in per diem rates. Revenues decreased by approximately $9.4 million in 2002 compared to 2001 due to the decline in construction revenues. Offsetting the increase, revenues were reduced by approximately $11.5 million in 2002 compared to 2001 due to the expiration of our contracts with the Arkansas Board of Correction and Community Punishment in 2001 and the expiration of the Bayamon Correctional Facility contract in June 2002.

     The number of compensated resident days in domestic facilities remained constant at 9.2 million for 2002 and 2001. Average facility occupancy in domestic facilities increased to 98.5% in 2002 from 97% in 2001. Compensated resident days in Australian facilities decreased to 1.7 million in 2002 from 1.9 million in 2001 primarily due to lower population levels at the immigration and detention centers. Average facility occupancy in Australian facilities decreased to 91.4% in 2002 from 94.3% in 2001, based on a reduction of detainees at our immigration and detention facilities.

     Operating expenses decreased by 1.4% to $496.5 million in 2002 compared to $503.5 million in 2001. As a percentage of revenues, operating expenses decreased to 87.3% in 2002 from 89.6% in 2001. This decrease primarily reflects the absence of $3.5 million in start-up costs related to the opening of the Val Verde, Texas and Winton, North Carolina facilities in 2001, as well as approximately $9.2 million due to the completion of construction activities in 2001, and approximately $11.3 million due to the expiration of the contracts with the Arkansas Board of Correction and Community Punishment and Bayamon Correctional Facility and a decrease in expenses related to our operating lease facility, which was refinanced on December 12, 2002. Also during 2002, our allowance for doubtful accounts decreased approximately $0.9 million as a result of charge-offs related to uncollectible accounts for receivables at our psychiatric hospital. During 2002, we recognized approximately $1.4 million in expense for uninsured legal claims, approximately $0.6 million for reserves related to certain contractual obligations and approximately $0.4 million related to performance penalties under certain of our operating contracts. During 2001, we recognized approximately $0.3 million for uninsured legal claims, approximately $0.1 million for reserves related to certain contractual obligations and approximately $0.3 million related to performance penalties under certain of our operating contracts which had been provided for in 2000. Additionally, there are a number of secondary factors contributing to operating expenses in 2002 as compared to 2001 which include the following: lease expense for payments made to CPV of $21.3 million offset by $1.8 million in amortization of the deferred revenue from the sale of properties to CPV.

     During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was terminated by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility. We incurred operating charges of $1.1 million and $3.0 million during fiscal years 2002 and 2001, respectively, related to our lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative correctional use could be initiated. During 2003, parties that we believed might sublease the facility prior to early 2004 either indicated that they did not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result, our management determined that it was unlikely that we would sublease the facility or find an alternative correctional use for the facility prior to the expiration of the provision for anticipated loss though early 2004 and we incurred an additional provision for operating charge of $5.0 million during 2003. This additional operating charge both covers our anticipated losses under the lease for the facility until a sublease is in place and provides us with an estimated discount to sublease the facility to prospective sublessees. We are continuing our efforts to find a sublease or alternative correctional use for the facility. If we are unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. As of December 28, 2003, the remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

     Depreciation and amortization increased by 21.9% to $12.1 million in 2002 from $9.9 million in 2001 due to the newly operational facilities in 2002, the addition of the four facilities as a result of the refinancing of our operating lease facility and incremental depreciation due to assets acquired in our development of the internal support structure previously provided by TWC. As a percentage of revenues, depreciation and amortization increased to 2.1% in 2002 from 1.8% in 2001.

     General and administrative expenses increased 31.6% to $32.1 million in 2002 from $24.4 million in 2001. As a percentage of revenues, general and administrative expenses increased to 5.7% in 2002 from 4.3% in 2001. The increase was primarily driven by $1.9 million of payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC as well as $0.6 million of expense due to an acceleration of the retirement age under the senior executive deferred compensation plans, also a result of the sale of TWC. Other factors impacting the increase were increased legal and professional fees of approximately $2.0 million, higher insurance costs of approximately $1.2 million and higher travel costs of approximately $0.4 million.

     Related party transactions occurred in the past in the normal course of business between us and TWC. Such transactions included the purchase of goods and services and corporate costs for information technology support, office space and interest expense. Total related party transaction costs with TWC, excluding casualty insurance, were approximately $3.1 million and $3.2 million in 2002 and 2001, respectively. Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1.0 million of coverage was reinsured by an insurance subsidiary of TWC. We paid TWC a fee for the transfer of the deductible exposure. We paid casualty insurance premiums related to this program of approximately $18.0 million for coverage through the end of the third quarter for the fiscal year ended December 29, 2002, as compared to approximately $22.0 million for coverage during the full fiscal year ended December 30, 2001. Effective October 2, 2002, we established a new insurance program with a $1.0 million deductible per occurrence for covered claims with an independent insurer. Prior to the establishment of the new high deductible policy, we had not recognized any expense related to self-insurance. We recognized approximately $3.0 million of self-insurance expense for estimated losses related to the high deductible policy during the fourth quarter of the fiscal year ended December 29, 2002 related to this new program.

     Since January 1, 2003, the only services TWC has provided for us have been information technology support services, which they ceased providing on December 31, 2003. We also formerly leased office space from TWC under a non-cancelable operating lease that expires February 11, 2011. On April 14, 2003, we relocated our corporate headquarters to Boca Raton, Florida under a ten-year lease for new office space. Upon the completion of the share purchase with Group 4 Falck in July 2003, the lease with TWC for our former corporate headquarters terminated and we have no further obligations under that lease. In addition, upon the closing of the share purchase, an agreement between us and Group 4 Falck, whereby Group 4 Falck agreed to reimburse us for up to 10% of the fair market value of our interest in PCG under certain circumstances, was terminated.

     Operating income increased by 15.3% to $27.9 million in 2002 from $24.2 million in 2001. As a percentage of revenues, operating income increased to 4.9% in 2002 from 4.3% in 2001 due to the factors impacting contribution from operations described above.

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

     Equity in earnings of affiliates, net of income tax provision, increased 23.7% to $5.2 million in 2002 from $4.2 million in 2001. Fiscal year 2001 reflects start-up costs associated with the opening of the 800-bed Dovegate prison in the United Kingdom, in July 2001, and the opening of the 150-bed Dungavel House Immigration Detention Centre in the United Kingdom, in August 2001. Fiscal year 2002 reflects the full activation of these facilities offset by start-up costs and phase-in losses related to the 3,024-bed South African prison, which opened in February 2002. Additionally, performance issues at the Ashfield Facility negatively impacted 2002 results.

     Net income increased 10.9% to $21.5 million in 2002 from $19.4 million in 2001 as a result of the factors described above.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity is cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 28, 2003, we had $25.5 million available for borrowing under the revolving portion of our Senior Credit Facility.

     We incurred substantial indebtedness in connection with the share purchase. As of December 28, 2003, we had $248.8 million of consolidated long-term debt outstanding, excluding $43.9 million of non recourse debt. As of December 28, 2003, we also had outstanding eleven letters of guarantee totaling approximately $6.7 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences for you. See "Risk Factors -- Risks Related to Our High Level of Indebtedness."

  The Senior Credit Facility

     The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, give us the flexibility to make certain information technology related capital expenditures and provide us with additional time to reinvest the proceeds from the sale of PCG. At December 28, 2003, we had borrowings of $98.8 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $24.5 million outstanding in letters of credit under the Revolving Credit Facility. As of March 5, 2004, we had borrowings of $97.5 million outstanding under the Term Loan Facility and $7.5 million outstanding under the Revolving Credit Facility.

     All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to
(i) a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in all of our present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

     Indebtedness under the Revolving Credit Facility portion of the Senior Credit Facility bears interest at our option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility, or at the London inter-bank offered rate ("LIBOR") plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Revolving Credit Facility currently bear interest at LIBOR plus a spread of 2.5%. The Term Loan Facility bears interest at our option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

     The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.50 to 1.00 through March 27, 2004, which reduces thereafter in
0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.75 to 1.00 through September 25, 2004, which reduces thereafter to 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that our capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.

     The Senior Credit Facility also requires us to maintain a minimum net worth, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period, equal to $140.0 million, plus the amount of the net gain from the sale of our interest in PCG, which is approximately $32.7 million, minus the $132.0 million we used to complete the share purchase from Group 4 Falck, plus 50% of our consolidated net income earned during each full fiscal quarter ending after the date of the Senior Credit Facility, plus 50% of the aggregate increases in our consolidated shareholders' equity that are attributable to the issuance and sale of equity interests by us or any of our restricted subsidiaries (excluding intercompany issuances).

     The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens,
(iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders' security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations. See "Risk Factors -- Risks Related to Our High Level of
Indebtedness -- The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business."

     Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults,
(iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a threshold to be determined, (vii) material environmental claims which are asserted against us, and (viii) a change of control.

  Senior 8 1/4% Notes

     To facilitate the completion of the share purchase from Group 4 Falck, we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.

     The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8.25%, beginning on January 15, 2004. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, or repurchase our common stock, or prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We were in compliance with all of the covenants of the Notes as of December 28, 2003. Under the terms of the indenture governing the Notes, we have an obligation to use the proceeds from the sale of its interest in the UK joint venture in the amount of $52.0 million by June 28, 2004 to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the amended senior credit facility or to make an offer to repurchase the Notes.

     The covenants in the Indenture can substantially restrict our business operations. See "Risk Factors -- Risks Related to Our High Level of Indebtedness -- The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business."

     Subsequent to the private offering of the Notes, we filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes, referred to as the Exchange Notes having substantially identical terms as the Notes. The registration statement was declared effective by the SEC on November 10, 2003. We then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for Exchange Notes which are generally freely tradable, subject to certain exceptions.

  Other Financing Activities

     Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount.

     In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility's development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary's direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $43.9 million and $31.4 million as of December 28, 2003 and December 29, 2002, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

     Cash provided by operating activities in 2003, 2002 and 2001 was $21.3 million, $25.4 million, and $29.5 million, respectively. 2003 cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses and other liabilities. The increase in accounts payable and other accrued expenses is attributable to the increase in value of our Australian subsidiary's accounts payable and accrued expenses due to an increase in foreign exchange rates and an increase in reserves for self insurance. The increase in other liabilities reflects an increase in the liability for the fair market value of our Australian subsidiary's interest rate swap and an increase in certain pension obligations.

     Cash provided by operating activities in 2003 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable is attributable to the increase in value of our Australian subsidiary's accounts receivable due to an increase in foreign exchange rates, the addition of the Lawrenceville Facility and slightly higher monthly billings reflecting a general increase in facility occupancy levels.

     The $4.1 million decrease in cash provided by operating activities from 2001 to 2002 primarily reflects increases in accounts receivable and other current assets and decreases in accounts payable and accrued expenses. These were partially offset by higher net income, depreciation expense and an increase in other liabilities. The increase in other liabilities was primarily driven by costs related to employment agreements with certain key executives triggered by the change in control of TWC as well as an acceleration of the retirement age under senior executive deferred compensation plans, also a result of the sale of TWC.

     Cash provided by investing activities was $18.3 million dollars in 2003. Cash used in investing activities in 2002 and 2001 was $159.3 million, and $3.9 million, respectively. Cash provided by investing activities in 2003 reflects the gross proceeds from the sale of PCG offset by restricted cash and capital expenditures in the normal course of business. Our Senior Credit Facility allows for the reinvestment of the net proceeds of the sale of PCG into certain permitted investments, as defined in the Senior Credit Facility, by June 28, 2004 or requires that we use the proceeds to pay down the term loan. In the event we are unable to extend the requirement to reinvest the proceeds in a permitted investment by June 28, 2004, we will be required to pay approximately $52 million dollars on the Term Loan. Additionally during 2003, our wholly owned Australian subsidiary financed the expansion of a facility with non recourse debt. As a condition of the loan we are required to maintain a restricted cash balance of approximately $3.7 million. The $155.4 million increase in cash used in investing activities from 2001 to 2002 is primarily due to the purchase by us in December 2002 of four correctional properties in operation under our prior operating lease facility. We acquired these four properties from the operating lease facility for an aggregate purchase price of approximately $155.0 million.

     Cash used in financing activities was $17.2 million in 2003 and $11.2 million in 2001. Cash provided by financing activities in 2002 was $126.1 million. Cash used in financing activities in 2003 reflects the sale of the Notes, and purchase of 12 million shares of our common stock from Group 4 Falck for $132.0 million. The $137.3 million increase in cash provided by financing activities from 2001 to 2002 reflects borrowings under our former senior credit facility.

     Current cash requirements consist of amounts needed for working capital, capital expenditures and supply purchases and investments in joint ventures. Some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures would, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will not exceed $12.0 million during the next 12 months. We plan to fund these capital expenditures from cash from operations.

     Our management believes that cash on hand, cash flows from operations and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.

     Our access to capital and ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in our Senior Credit Facility. A substantial decline in our financial performance as a result of an increase in operational expenses relative to revenue could limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.

  CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

     The following is a table of certain of our contractual obligations, as of December 28, 2003, which requires us to make payments over the periods presented.

                                                PAYMENTS DUE BY PERIOD
                                     --------------------------------------------
                                                LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------              --------   ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS)
Long-Term Debt Obligations.........  $248,750    $ 5,625     $15,000     $29,375    $198,750
Operating Lease Obligations........   163,917     31,403      62,515      50,939      19,060
Non-Recourse Debt..................    43,861      1,393       3,309       4,105      35,054
Other Long-Term Liabilities........    12,717      1,275          --          --      11,442
Total..............................  $469,245    $39,696     $80,824     $84,419    $264,306

     At December 28, 2003 we also had outstanding eleven letters of guarantee totaling approximately $6.7 million under separate international credit facilities. We do not have any off balance sheet arrangements or guarantees which would subject us to additional liabilities.

COMMITMENTS AND CONTINGENCIES

     Our contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired on December 31, 2003. During the year ended December 28, 2003, the contract for the McFarland facility represented less than 1% of our consolidated revenues. Even though we are no longer operating the McFarland facility, we will continue to be responsible for payments on our underlying lease of the facility with CPV through April 2008, when the lease is scheduled to expire. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If we are unable to find an appropriate correctional use for the facility or sublease the facility, we may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The remaining lease obligation is approximately $3.3 million through April 28, 2008.

     During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility. We incurred an operating charge of $1.1 million during the year ended December 29, 2002, related to our lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated in early 2004. During 2003 parties that we previously believed might sublease the facility prior to early 2004 either indicated that they did not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result our management determined that it was unlikely that we would sublease the facility or find an alternative correctional use for the facility prior to the expiration of the provision for anticipated losses through early 2004 and we incurred an additional operating charge of 5.0 million during 2003. This additional operating charge both covers our anticipated losses under the lease for the facility until a sublease is in place and provides us with an estimated discount to sublease the facility to prospective sublessees. We are continuing our efforts to find a sublease or alternative correctional use for the facility. If we are unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. As of December 28, 2003, the remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs, which we refer to as DIMIA, recently entered into a contract with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which we have provided since 1997 through our Australian subsidiary. We transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck effective February 29, 2004. For the year ended December 28, 2003 DIMIA represented approximately 9.9% of our consolidated revenues. We do not have any lease obligations related to our contract with DIMIA. During 2003, we increased reserves approximately $3.6 million for liability insurance obligations related to the expiration of the DIMIA contract.

  INFLATION

     We believe that inflation, in general, did not have a material effect on our results of operations during fiscal 2003, 2002 and 2001. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services. See "Risk Factors -- Our profitability may be materially adversely affected by inflation."

  MARKET RISK

     We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $98.8 million as of December 28, 2003, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $1.1 million. Additionally, for every one percent increase in the interest rate applicable to the $50.0 million swap agreements on the Notes described above, our total annual interest expense will increase by $0.5 million.

     We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon the Company's foreign currency exchange rate exposure at December 28, 2003, every 10 percent change in historical currency rates would have approximately a $3.0 million effect on our financial position and approximately a $1.0 million impact on our results of operations over the next fiscal year.

     We have entered into certain interest rate swap arrangements fixing the interest rate on our Australian non-recourse debt to 9.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial statements.

     Additionally, we invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR

     This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are "forward-looking" statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" or "continue" or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or "cautionary statements," include, but are not limited to:

     - our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

     - the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

     - an increase in labor rates beyond that which was budgeted;

     - our ability to expand our correctional and mental health services;

     - our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

     - our ability to raise new project development capital given the often short-term nature of the customers' commitment to use newly developed facilities;

     - our ability to find customers for our Jena, Louisiana Facility and our McFarland, California Facility and/or to sub-lease or coordinate the sale of the facilities with their owner, Correctional Properties Trust, which we refer to as CPV;

     - our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

     - our ability to estimate the government's level of utilization of privatization;

     - our ability to obtain future financing at competitive rates;

     - our exposure to general liability and workers' compensation insurance costs;

     - our ability to maintain occupancy rates at our facilities;

     - our ability to manage health related insurance costs and medical malpractice liability claims;

     - the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

     - our ability to effectively internalize functions and services previously provided by The Wackenhut Corporation, our former parent company; and

     - those factors disclosed under "Risk Factors" and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

     We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              THE GEO GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
 FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
REVENUES....................................................  $617,490   $568,612   $562,073
OPERATING EXPENSES (including amounts related to The
  Wackenhut Corporation (TWC) of 0, $17,973, and $21,952)...   532,376    496,497    503,547
DEPRECIATION AND AMORTIZATION...............................    13,979     12,093      9,919
GENERAL AND ADMINISTRATIVE EXPENSES (including amounts
  related to TWC of $2,251, $3,105, and $3,117).............    39,379     32,146     24,423
                                                              --------   --------   --------
OPERATING INCOME............................................    31,756     27,876     24,184
INTEREST INCOME.............................................     6,651      4,794      4,278
INTEREST EXPENSE............................................   (17,896)    (3,737)    (3,597)
WRITE-OFF OF DEFERRED FINANCING FEES FROM EXTINGUISHMENT OF
  DEBT......................................................    (1,989)        --         --
GAIN ON SALE OF UK JOINT VENTURE............................    61,034         --         --
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF
  AFFILIATES................................................    79,556     28,933     24,865
PROVISION FOR INCOME TAXES..................................    37,274     12,652      9,706
                                                              --------   --------   --------
INCOME BEFORE EQUITY IN EARNINGS OF AFFILIATES..............    42,282     16,281     15,159
EQUITY IN EARNINGS OF AFFILIATES, (net of income tax
  provision of $2,162, $3,000, and $2,698)..................     2,986      5,220      4,220
                                                              --------   --------   --------
NET INCOME..................................................  $ 45,268   $ 21,501   $ 19,379
                                                              ========   ========   ========
EARNINGS PER SHARE
  Basic:....................................................  $   2.90   $   1.02   $   0.92
                                                              ========   ========   ========
  Diluted:..................................................  $   2.86   $   1.01   $   0.91
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic:....................................................    15,618     21,148     21,028
                                                              ========   ========   ========
  Diluted:..................................................    15,829     21,364     21,261
                                                              ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              THE GEO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                                                  2003            2002
                                                              -------------   ------------
                                                              (U.S. DOLLARS IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $  62,817       $ 35,240
  Accounts receivable, less allowance for doubtful accounts
     of $1,227 and $1,644...................................       99,715         84,737
  Deferred income tax asset.................................       11,839          7,161
  Other.....................................................       11,275         12,445
                                                                ---------       --------
     Total current assets...................................      185,646        139,583
                                                                ---------       --------
RESTRICTED CASH.............................................       55,794             --
PROPERTY AND EQUIPMENT, NET.................................      201,515        206,466
INVESTMENTS IN AND ADVANCES TO AFFILIATES...................        6,667         19,776
DEFERRED INCOME TAX ASSET...................................        4,980            119
DIRECT FINANCE LEASE RECEIVABLE.............................       42,379         30,866
OTHER NON CURRENT ASSETS....................................       10,309          5,848
                                                                ---------       --------
                                                                $ 507,290       $402,658
                                                                =========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  20,347       $ 10,138
  Accrued payroll and related taxes.........................       15,104         17,489
  Accrued expenses..........................................       69,070         43,046
  Current portion of deferred revenue.......................        1,811          2,551
  Current portion of long-term debt and non-recourse debt...        7,107          1,770
                                                                ---------       --------
     Total current liabilities..............................      113,439         74,994
                                                                ---------       --------
DEFERRED REVENUE............................................        6,197          7,348
OTHER NON-CURRENT LIABILITIES...............................       18,851         13,058
LONG-TERM DEBT..............................................      239,465        123,750
NON-RECOURSE DEBT...........................................       42,379         30,866
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued or outstanding.................           --             --
  Common stock, $.01 par value, 30,000,000 shares
     authorized, 9,332,552 and 21,245,620 shares issued and
     outstanding, respectively..............................           93            212
  Additional paid-in capital................................       64,605         63,500
  Retained earnings.........................................      156,605        111,337
  Accumulated other comprehensive loss......................       (2,464)       (22,407)
  Treasury stock (12,000,000 shares as of December 28,
     2003)..................................................     (131,880)            --
                                                                ---------       --------
     Total shareholders' equity.............................       86,959        152,642
                                                                ---------       --------
                                                                $ 507,290       $402,658
                                                                =========       ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                              THE GEO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001

                                                                2003        2002        2001
                                                              ---------   ---------   --------
                                                                (U.S. DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income................................................  $  45,268   $  21,501   $ 19,379
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization expense...................     13,979      12,093      9,919
    Amortization of original issue discount and debt
      issuance costs........................................        607          --         --
    Deferred tax benefit....................................       (664)       (711)      (670)
    Provision for doubtful accounts.........................      1,025       2,368      3,636
    Equity in earnings of affiliates, net of tax............     (2,986)     (5,220)    (4,220)
    Tax benefit related to employee stock options...........        330       1,081        315
    Gain on sale of UK joint venture........................    (61,034)         --         --
    Write-off of deferred financing fees from extinguishment
      of debt...............................................      1,989          --         --
  Changes in assets and liabilities
    (Increase) decrease in assets
      Accounts receivable...................................    (11,066)     (6,851)    (3,219)
      Other current assets..................................      2,372      (9,048)     1,383
      Other assets..........................................       (884)      3,586       (414)
    Increase (decrease) in liabilities
      Accounts payable and accrued expenses.................     31,803      (3,485)     1,525
      Accrued payroll and related taxes.....................     (3,348)      3,936        756
      Deferred revenue......................................     (1,891)     (2,673)    (3,192)
      Other liabilities.....................................      5,793       8,777      4,281
                                                              ---------   ---------   --------
  Net cash provided by operating activities.................     21,294      25,354     29,479
                                                              ---------   ---------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investments in and advances to affiliates.................        193        (171)      (130)
  Repayments of investments in and advances to affiliates...         --       1,617      4,559
  Proceeds from the sale of UK joint venture................     80,678          --         --
  Increase in restricted cash...............................    (55,794)         --         --
  Capital expenditures......................................     (6,821)   (160,698)    (8,326)
                                                              ---------   ---------   --------
  Net cash provided by (used in) investing activities.......     18,256    (159,252)    (3,897)
                                                              ---------   ---------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt and non-recourse debt........    272,130     127,981         --
  Debt issuance costs including original issue discount.....    (11,857)     (3,111)        --
  Payments on long-term debt................................   (146,250)         --    (10,000)
  Proceeds from the exercise of stock options...............        776       1,264        397
  Purchase of common stock..................................   (132,000)         --     (1,547)
                                                              ---------   ---------   --------
  Net cash (used in) provided by financing activities.......    (17,201)    126,134    (11,150)
                                                              ---------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      5,228      (3,095)    (2,154)
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     27,577     (10,859)    12,278
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     35,240      46,099     33,821
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  62,817   $  35,240   $ 46,099
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURES:
  CASH PAID DURING THE YEAR FOR:
  Income taxes..............................................  $  34,346   $   5,589   $  5,339
                                                              =========   =========   ========
  Interest..................................................  $  10,235   $     525   $    479
                                                              =========   =========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              THE GEO GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
 FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001

                                  COMMON STOCK                               ACCUMULATED       TREASURY STOCK
                               ------------------   ADDITIONAL                  OTHER       ---------------------       TOTAL
                                NUMBER               PAID-IN     RETAINED   COMPREHENSIVE    NUMBER                 SHAREHOLDERS'
                               OF SHARES   AMOUNT    CAPITAL     EARNINGS       LOSS        OF SHARES    AMOUNT        EQUITY
                               ---------   ------   ----------   --------   -------------   ---------   ---------   -------------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 2000...   21,013     $ 210     $61,992     $ 70,457     $ (5,495)           --    $      --     $ 127,164
Proceeds from stock options
  exercised..................       86         1         396           --           --            --           --           397
Tax benefit related to
  employee stock options.....       --        --         315           --           --            --           --           315
Common stock repurchased and
  retired....................     (122)       (1)     (1,546)          --           --            --           --        (1,547)
Comprehensive income:
  Net income.................       --        --          --       19,379           --            --           --
  Change in foreign currency
    translation, net of
    income tax benefit of
    $1,777...................       --        --          --           --       (2,780)           --           --
  Cumulative effect of change
    in accounting principle
    related to affiliate's
    derivative instruments,
    net of income tax benefit
    of $8,062................       --        --          --           --      (12,093)           --           --
  Unrealized loss on
    derivative instruments,
    net of income tax benefit
    of $303..................       --        --          --           --         (474)           --           --
Total comprehensive income...       --        --          --           --           --            --           --         4,032
                                ------     -----     -------     --------     --------       -------    ---------     ---------
BALANCE, DECEMBER 30, 2001...   20,977       210      61,157       89,836      (20,842)           --           --       130,361
Proceeds from stock options
  exercised..................      269         2       1,262           --           --            --           --         1,264
Tax benefit related to
  employee stock options.....       --        --       1,081           --           --            --           --         1,081
Comprehensive income:
  Net income.................       --        --          --       21,501           --            --           --
  Change in foreign currency
    translation, net of
    income tax expense of
    $1,426...................       --        --          --           --        2,230            --           --
  Minimum pension liability
    adjustment, net of income
    tax benefit of $302......       --        --          --           --         (505)           --           --
  Unrealized loss on
    derivative instruments,
    net of income tax benefit
    of $1,688................       --        --          --           --       (3,290)           --           --
Total comprehensive income...       --        --          --           --           --            --           --        19,936
                                ------     -----     -------     --------     --------       -------    ---------     ---------
BALANCE, DECEMBER 29, 2002...   21,246       212      63,500      111,337     $(22,407)           --           --       152,642
Proceeds from stock options
  exercised..................       87         1         775           --           --            --           --           776
Purchase of common stock.....               (120)         --           --           --       (12,000)    (131,880)     (132,000)
Tax benefit related to
  employee stock options.....       --        --         330           --           --            --           --           330
Comprehensive income:
  Net income.................       --        --          --       45,268           --            --           --
  Change in foreign currency
    translation, net of
    income tax expense of
    $5,127...................       --        --          --           --        8,020            --           --
  Minimum pension liability
    adjustment, net of income
    tax benefit of $190......       --        --          --           --         (263)           --           --
  Unrealized loss on
    derivative instruments,
    net of income tax benefit
    of $476..................       --        --          --           --       (1,112)           --           --
  Reclassification adjustment
    for losses on UK interest
    rate swaps included in
    net income related to the
    sale of the UK joint
    venture..................       --        --          --           --       13,298            --           --
Total comprehensive income...       --        --          --           --           --            --           --        65,211
                                ------     -----     -------     --------     --------       -------    ---------     ---------
BALANCE, DECEMBER 28, 2003...    9,333     $  93     $64,605     $156,605     $ (2,464)      (12,000)   $(131,880)    $  86,959
                                ======     =====     =======     ========     ========       =======    =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER
                                    30, 2001

1.  GENERAL

     The GEO Group, Inc., a Florida corporation, formerly known as Wackenhut Corrections Corporation and subsidiaries (the "Company") is a leading developer and manager of privatized correctional, detention and public sector mental health services facilities located in the United States, Australia, South Africa, and New Zealand. Until July 9, 2003, the Company was a majority owned subsidiary of The Wackenhut Corporation, ("TWC"). TWC previously owned 12 million shares of the Company's common stock.

     On May 8, 2002, TWC consummated a merger with a wholly owned subsidiary of Group 4 Falck A/S ("Group 4 Falck") a Danish multinational security and correctional services company. As a result of the merger, Group 4 Falck acquired TWC and became the indirect beneficial owner of 12 million shares of the Company.

     On July 2, 2003, the Company sold its 50% interest in its United Kingdom joint venture, Premier Custodial Group Limited for approximately $80.7 million and recognized a pre-tax gain of approximately $61.0 million.

     On July 9, 2003, the Company purchased all 12 million shares of the its common stock, par value $0.01, beneficially owned by Group 4 Falck for $132 million in cash pursuant to the terms of a share purchase agreement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     The Company's fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2003, 2002 and 2001 each included 52 weeks.

  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in 50 percent owned affiliates are accounted for under the equity method. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation. Certain reclassifications of the prior year's financial statements have been made to conform to the current year's presentation.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company's long-term debt related to its Senior Credit Facility (See Note 4) and non-recourse debt approximates fair value based on the variable interest rates on the debt. For the Company's 8 1/4% Senior

Unsecured Notes, the carrying value and fair value based on quoted market rates was $150.0 million and $160.1, respectively, at December 28, 2003.

  CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

  ACCOUNTS RECEIVABLE

     The Company extends credit to the governmental agencies contracted with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, the Company regularly reviews outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest cost was capitalized in 2003 or 2002.

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

  GOODWILL

     Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, the Company's goodwill is no longer amortized, but is subject to an annual impairment test. In accordance with SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of 2002. The Company's goodwill at December 28, 2003 was associated with its Australian subsidiary in the amount of $0.4 million. Additionally, the Company's 50%-owned joint venture in the UK that was sold in July 2003 (See note 10) had goodwill of approximately $1.1 million at December 29, 2002. SFAS No. 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill be reported as the effect of a change in accounting principle. There was no impairment of goodwill as a result of adopting SFAS No. 142 or the annual impairment test completed during the fourth quarter of 2002 and 2003.

     The following table provides a reconciliation of reported net income for the year ended December 30, 2001 to net income adjusted as if SFAS No. 142 had been applied as of the beginning of 2001:

                                                                   YEAR ENDED
                                                                DECEMBER 30, 2001
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income as reported......................................         $19,379
Goodwill amortization, net of taxes.........................             569
Equity method goodwill amortization, net of taxes...........             746
                                                                     -------
Adjusted net income.........................................         $20,694
                                                                     =======
BASIC EARNINGS PER SHARE:
Net income as reported......................................         $  0.92
Goodwill amortization, net of taxes.........................            0.03
Equity method goodwill amortization, net of taxes...........            0.04
                                                                     -------
Adjusted net income.........................................         $  0.98
                                                                     =======
DILUTED EARNINGS PER SHARE:
Net income as reported......................................         $  0.91
Goodwill amortization, net of taxes.........................            0.03
Equity method goodwill amortization, net of taxes...........            0.04
                                                                     -------
Adjusted net income.........................................         $  0.97
                                                                     =======

     Goodwill represents the cost of acquired enterprises in excess of the fair value of the net tangible and identifiable intangible assets acquired. Prior to the adoption of SFAS No. 142 the Company amortized goodwill on a straight-line basis over periods of 5 to 10 years. Accumulated amortization totaled approximately $2.6 million at December 30, 2001.

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

  REVENUE RECOGNITION

     In accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104 and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

     Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because the Company considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which management determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

  OPERATING EXPENSES

     Operating expenses consist primarily of compensation and other personnel related costs, facility lease and operational costs, inmate related expenses, and medical expenses and are recognized as incurred.

  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets based on the "not more likely than not" criteria of FSAS No. 109.

  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the dilutive effect of shares issuable upon exercise of stock options calculated using the treasury stock method.

  DIRECT FINANCE LEASES

     The Company accounts for the portion of its contracts with certain governmental agencies that represent capitalized lease payments on buildings and equipment as investments in direct finance leases. Accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company's investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

  RESERVES FOR INSURANCE LOSSES

     Casualty insurance related to workers' compensation, general liability and automobile insurance coverage is provided through an independent insurer. Prior to October 2, 2002, the first $1 million of coverage was reinsured by an insurance subsidiary of TWC. Effective October 2, 2002, the Company established a new insurance program with a $1 million deductible per occurrence with an independent insurer. The insurance program consists of primary and excess insurance coverage. The primary general liability coverage has a $5 million limit per occurrence with a $20 million general aggregate limit and a $1 million deductible. The primary automobile coverage has a $3 million limit per occurrence with a $20 million general aggregate limit and with a $1 million deductible and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at the Company's correctional facilities the Company has a deductible of $1.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at the Company's mental health facilities, the Company has a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. For claims relating to worker's compensation limits the Company maintains statutory coverage as determined by state and/or local law and, as a result the Company's coverage varies among the various jurisdictions in which it operates. The Company is self-insured for employment claims. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods.

     Because the insurance policies have high deductible amounts, losses are recorded as reported and provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. The Company expensed costs related to its insurance program of $14.9 million, $22.8 million and $22.0 million for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively. Reserves for insurance losses totaled $13.6 and $4.1 as of December 28, 2003 and December 29, 2002, respectively and are included in accrued expenses in the consolidated financial statements.

     The Company is self-insured for employment claims and medical malpractice and recognized approximately $1.3 million, $1.4 million and $0.3 million of self-insurance expense related to the employment claims and medical malpractice claims for each of the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

     Claims for which our joint venture in South Africa is insured arising from its operations, are covered by policies with varying amounts of coverage depending on the nature of the claim. Primary insurance in the amount of ZAR50 million (approximately $7.5 million at December 28, 2003) is provided for general liability claims. This insurance contains a ZAR5 million (approximately $0.8 million at December 28, 2003) deductible. Excess insurance is provided above the ZAR50 million primary policy with limits up to ZAR250 million (approximately $37.3 million at December 28, 2003). Medical malpractice claims are insured up to ZAR14.7 million (approximately $2.2 million at December 28, 2003) with a ZAR50,000 deductible (approximately $7,500 at December 28, 2003).

     Claims for which we are insured arising from operations in Australia and New Zealand are covered by policies with varying amounts of coverage depending on the nature of the claim. For public liability claims, we maintain primary insurance of AUD$5 million (approximately $3.7 million at December 28, 2003) with an AUD$250,000 deductible (approximately $0.2 million at December 28, 2003). Medical malpractice claims are insured up to AUD$10 million (approximately $7.4 million at December 28, 2003) with an AUD$1 million deductible (approximately $0.7 million at December 28, 2003).

  DEBT ISSUANCE COSTS

     Debt issuance costs totaling $6.9 million and $2.8 million at December 28, 2003, and December 29, 2002, respectively, are included in other non current assets in the consolidated balance sheets and are amortized into interest expense on a straight-line basis, which is not materially different than the interest method, over the term of the related debt.

  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" requires companies to report all changes in equity in a financial statement for the period in which they are recognized, except those resulting from investment by owners and distributions to owners. The Company has disclosed Comprehensive Income, which encompasses net income, foreign currency translation adjustments, unrealized loss on derivative instruments and the minimum pension liability adjustment in the Consolidated Statements of Shareholders' Equity and Comprehensive Income.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of December 28, 2003, and December 29, 2002, the Company had no significant concentrations of credit risk except as disclosed in Notes 6 and 10.

  FOREIGN CURRENCY TRANSLATION

     The Company's foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders' equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in shareholders' equity as a component of accumulated other comprehensive loss and totaled approximately $2.0 million at December 28, 2003 and approximately $(6.0) million as of December 29, 2002.

  INTEREST RATE SWAPS

     In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Total accumulated other comprehensive loss related to these cash flow hedges was $3.7 million and $15.9 million as of December 28, 2003 and December 29, 2002, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

     The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges to floating rate liabilities and attributing all derivatives that are designated as fair value hedges to fixed rate liabilities. The Company also assesses whether each derivative is highly effective in offsetting changes in the cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB Opinion No.
25), "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the methods prescribed by SFAS No. 123.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under APB Opinion No. 25, under which no compensation has been recognized. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. Management of the Company does not intend to change its policy with regard to stock based compensation and there was no impact on its financial position, results of operations or cash flows upon adoption. Except for non-employee directors, the Company has not granted any options to non-employees. See Note 14 for more information regarding the Company's stock option plans.

     A summary of the status of the Company's four stock option plans is presented below.

                                2003                    2002                    2001
                        ---------------------   ---------------------   ---------------------
                                    WTD. AVG.               WTD. AVG.               WTD. AVG.
                                    EXERCISE                EXERCISE                EXERCISE
FISCAL YEAR              SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-----------             ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at
  beginning of year...  1,410,306    $14.26     1,417,102    $12.40     1,315,202    $12.70
Granted...............    305,000     12.67       330,000     15.41       248,500      9.40
Exercised.............     86,932      8.93       268,396      4.72        86,200      4.60
Forfeited/Cancelled...     24,000     17.36        68,400     18.67        60,400     17.75
                        ---------    ------     ---------    ------     ---------    ------
Options outstanding at
  end of year.........  1,614,374     14.19     1,410,306     14.26     1,417,102     12.40
                        ---------    ------     ---------    ------     ---------    ------
Options exercisable at
  year end............  1,443,032    $14.39     1,410,306    $14.26     1,079,202    $12.61
                        =========    ======     =========    ======     =========    ======

     The following table summarizes information about the stock options outstanding at December 28, 2003:

                                         OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              ------------------------------------------   -----------------------
                                               WTD. AVG.       WTD. AVG.                 WTD. AVG.
                                NUMBER         REMAINING       EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES               OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
---------------               -----------   ----------------   ---------   -----------   ---------
 $3.75 -  $3.75.............      51,074           .4           $ 3.75         51,074     $ 3.75
 $7.88 -  $9.30.............     447,500          6.6             8.86        447,500       8.86
 $9.51 - $13.75.............     147,200          6.6            10.46         92,220      11.03
$14.00 - $14.00.............     210,000          9.3            14.00         93,638      14.00
$14.69 - $14.69.............      25,000          5.7            14.69         25,000      14.69
$15.40 - $15.40.............     304,000          8.1            15.40        304,000      15.40
$15.90 - $18.63.............     169,000          5.3            18.42        169,000      18.42
$20.25 - $26.88.............     260,600          3.5            23.46        260,600      23.46
                               ---------          ---           ------      ---------     ------
                               1,614,374          6.4           $14.19      1,443,032     $14.39
                               =========          ===           ======      =========     ======

     The Company had 182,674 options available to be granted at December 28, 2003 under the aforementioned stock plans.

     If the Company were to account for its stock option plans in accordance with SFAS No. 123 and compensation cost had been determined based on the fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

PRO FORMA DISCLOSURES                             2003          2002          2001
---------------------                          -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...................................  $    45,268   $    21,501   $    19,379
Less: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects....................................  $      (935)  $    (1,060)  $      (978)
Pro forma net income.........................  $    44,333   $    20,441   $    18,401
Basic earnings per share.....................
  As reported................................  $      2.90   $      1.02   $      0.92
  Pro forma..................................  $      2.84   $      0.97   $      0.88
Diluted earnings per share...................
  As reported................................  $      2.86   $      1.01   $      0.91
  Pro forma..................................  $      2.80   $      0.96   $      0.87
Risk free interest rates.....................   1.73%-2.92%   2.37%-3.47%   4.61%-5.04%
Expected lives...............................    3-7 years     4-8 years     4-8 years
Expected volatility..........................           49%           49%           52%
Expected dividend............................           --            --            --

  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position, results of operations or cash flows in the year of adoption.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The adoption of SFAS No. 145 did not have material impact on the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance previously provided under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is commitment to a restructuring plan as set forth under the nullified guidance. The adoption of SFAS No. 146 in 2003 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 and there was no material impact on its financial position, results of operations or cash flows from adoption.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 and there was no material impact on its financial position, results of operations or cash flows from adoption.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 during 2003, and such adoption did not have a material effect on its consolidated financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB No. 104 did not have a material impact upon the Company's financial position, cash flows or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003 the FASB issued FIN No. 46 (revised) which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities for financial statements for periods ending after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on its financial position, results of operations and cash flows. Additionally the Company does not expect the application of remaining requirements in first quarter 2004 to have material impact on the Company's financial position, results of operations and cash flows.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at fiscal year end:

                                                         USEFUL
                                                          LIFE       2003       2002
                                                         -------   --------   --------
                                                         (YEARS)     (IN THOUSANDS)
Land...................................................       --   $  3,707   $  3,258
Buildings and improvements.............................  2 to 40    209,266    203,639
Equipment..............................................   3 to 7     22,959     21,607
Furniture and fixtures.................................   3 to 7      3,523      4,584
                                                                   --------   --------
                                                                   $239,455   $233,088
Less accumulated depreciation and amortization.........             (37,940)   (26,622)
                                                                   --------   --------
                                                                   $201,515   $206,466
                                                                   ========   ========

     Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. No interest was capitalized in 2003 and 2002.

     In December 2002, the Company acquired four correctional properties that were formerly included in the Company's operating lease facility for an aggregate purchase price of approximately $155 million.

4.  LONG-TERM DEBT

     Prior to December 12, 2002, the Company was party to a $30 million multi-currency revolving credit facility and a $154.3 million operating lease facility established to acquire and develop new correctional institutions used in its business. At December 12, 2002, no amounts were outstanding under the revolving credit facility and $154.3 million was outstanding under the operating lease facility. The term of the operating lease facility was set to expire December 18, 2002 upon which the Company had the ability to purchase the properties in the facility for their original acquisition cost.

     On December 12, 2002, the Company entered into a new $175 million senior secured credit facility, consisting of a $50 million, 5-year revolving loan and a $125 million, 6-year term loan. Borrowings under the term loan facility and corporate cash were used to purchase four correctional facilities in operation under the Company's $154.3 million operating lease facility. The purchase price totaled approximately $155 million, which included related fees and expenses. Simultaneous with the closing of the senior secured credit facility, the Company terminated its $154.3 million operating lease facility and $30 million multi-currency revolving credit facility.

     To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, the Company amended its senior secured credit facility (the "Senior Credit Facility") and issued $150 million, aggregate principal amount, ten-year, 8 1/4% Senior Unsecured Notes (the "Notes") in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933.

THE SENIOR CREDIT FACILITY

     The Senior Credit Facility consists of a $50 million, 5-year revolving loan (the "Revolving Credit Facility"), and a $100 million, 6-year term loan (the "Term Loan Facility"). The Revolving Credit Facility contains a $40 million limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, give it the flexibility to make certain information technology related capital expenditures and provide it with additional time to reinvest the proceeds from the sale of PCG. At December 28, 2003, the Company had borrowings of $98.8 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $24.5 million outstanding in letters of credit under the Revolving Credit Facility. As of March 5, 2004, the Company had borrowings of $97.5 million outstanding under the Term Loan Facility and $7.5 million outstanding under the Revolving Credit Facility.

     All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company's existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company's present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in all of the Company's present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

     Indebtedness under the Revolving Credit Facility portion of the Senior Credit Facility bears interest at the Company's option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at the London inter-bank offered rate ("LIBOR") plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility). Borrowings under the Revolving Credit Facility are currently bearing interest at LIBOR plus a spread of 2.5%. The Term Loan Facility bears interest at the Company's option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility are currently bearing interest at LIBOR plus a spread of 2.5%. If an event of default occurs under the Senior Credit Facility (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

     The Senior Credit Facility contains financial covenants which require the Company to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.50 to 1.00 through March 27, 2004, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.75 to 1.00 through September 25, 2004, which reduces thereafter to 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits the Company from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that the Company's capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that the Company can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.

     The Senior Credit Facility also requires the Company to maintain a minimum net worth, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period, equal to $140.0 million, plus the amount of the net gain from the sale of the Company's interest in PCG, which is approximately $32.7 million, minus the $132.0 million the Company used to complete the share purchase from Group 4 Falck, plus 50% of the Company's consolidated net income earned during each full fiscal quarter ending after the date of the Senior Credit Facility, plus 50% of the aggregate increases in the Company's consolidated shareholders' equity that are attributable to the issuance and sale of equity interests by the Company or any of its restricted subsidiaries (excluding intercompany issuances).

     The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company's ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of its capital stock, (viii) transact with affiliates, (ix) make changes to its accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business it conducts, and (xiii) materially impair its lenders' security interests in the collateral for its loans.

     Events of default under the Senior Credit Facility agreement include, but are not limited to, (i) the Company's failure to pay principal or interest when due, (ii) the Company's material breach of any representations or warranty,
(iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a threshold to be determined, (vii) material environmental claims which are asserted against the Company, and (viii) a change of control.

  SENIOR 8 1/4% NOTES

     The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8.25%, beginning on January 15, 2004. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee(the "Indenture"). Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at the Company's option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, or prepay subordinated indebtedness. The Indenture also limits the Company's ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The covenants in the Indenture can substantially restrict the Company's business operations. Under the terms of the indenture governing the Notes, the Company has an obligation to use the proceeds from the sale of its interest in the UK joint venture in the amount of approximately $52.0 million by June 28, 2004 to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the amended senior credit facility or to make an offer to repurchase the Notes. This amount is reflected as restricted cash.

     Subsequent to the private offering of the Notes, the Company filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes (the "Exchange Notes"), having substantially identical terms as the Notes. The registration statement was declared effective by the SEC on November 10, 2003. The Company then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for Exchange Notes which are generally freely tradable, subject to certain exceptions.

     As of December 28, 2003, the Notes are reflected net of the original issuer's discount of approximately $4.4 million which is being amortized over the ten year term of the Notes using the effective interest method.

     Debt repayment schedules under the Term Loan and the Notes are as follows:

                                                                  ANNUAL
FISCAL YEAR                                                     REPAYMENT
-----------                                                   --------------
                                                              (IN THOUSANDS)
2004........................................................     $  5,625
2005........................................................        7,500
2006........................................................        7,500
2007........................................................        7,500
2008........................................................       21,875
Thereafter..................................................      199,453
                                                                 --------
                                                                 $249,453
Original issuer's discount..................................       (4,363)
Current portion of Term Loan................................       (5,625)
                                                                 --------
Non current portion of Term Loan and Notes..................     $239,465
                                                                 ========

     At December 28, 2003 the Company also had outstanding eleven letters of guarantee totaling approximately $6.7 million under separate international facilities.

     The Company's wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $43.9 million and $31.4 million at December 28, 2003 and December 29, 2002, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of approximately $3.7 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt. See Note 5. The debt amortization schedule requires annual repayments of $1.5 million in 2004, $1.6 million in 2005, $1.8 million in 2006, $2.0 million in 2007, $2.3 million in 2008 and $34.6 million thereafter.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50 million amount. As of December 28, 2003, the fair value of the swaps totaled approximately $0.7 million and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company's interest rate swaps for the fiscal year ended December 28, 2003.

     In connection with the non-recourse debt, the Company's Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of December 28, 2003 and December 29, 2002 was approximately $5.2 million and $6.0 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company's interest rate swaps for the fiscal years presented. The Company's former 50% owned joint venture operating in the United Kingdom was a party to several interest rate swaps to fix the interest rate on its variable rate credit facility. The Company previously determined the swaps to be effective cash flow hedges and upon the initial adoption of SFAS No. 133 on January 1, 2001, the Company recognized a $12.1 million reduction of shareholders' equity. In connection with the sale of the 50% owned joint venture in the UK, the Company reclassified the remaining balance of approximately $13.3 million from accumulated other comprehensive loss into earnings as a reduction of the gain on sale of the UK joint venture.

6.  INVESTMENT IN DIRECT FINANCE LEASES

     The Company's investment in direct finance leases relates to the financing and management of one Australian facility. The Company's wholly-owned Australian subsidiary financed the facility's development with long-term debt obligations, which are non-recourse to the Company. The Company's financial statements reflect the consolidated the subsidiary's direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $43.9 million and $31.4 as of December 28, 2003 and December 29, 2002, respectively.

     The future minimum rentals to be received are as follows (in thousands):

                                                                  ANNUAL
FISCAL YEAR                                                     REPAYMENT
-----------                                                   --------------
                                                              (IN THOUSANDS)
2004........................................................     $  5,933
2005........................................................        5,673
2006........................................................        5,692
2007........................................................        5,723
2008........................................................        5,768
Thereafter..................................................       51,532
                                                                 --------
Total minimum obligation....................................       80,321
Less unearned interest income...............................      (36,460)
Less current portion of direct finance lease................       (1,482)
                                                                 --------
Investment in direct finance lease..........................     $ 42,379
                                                                 ========

7.  TRANSACTIONS WITH CORRECTIONAL PROPERTIES TRUST ("CPV")

     On April 28, 1998, CPV acquired eight correctional and detention facilities operated by the Company. Previously three members of the Company's board of directors also served on CPV's board of directors. Effective September 9, 2002, the companies no longer had common members serving on their respective boards of directors. CPV also was granted the fifteen-year right to acquire and lease back future correctional and detention facilities developed or acquired by the Company. During fiscal 1998, 1999 and 2000, CPV acquired three additional facilities for $109.4 million. The Company recognized no net proceeds from the sale. There have been no purchase and sale transactions between the Company and CPV since 2000.

     Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases. The deferred unamortized net gain related to sales of the facilities to CPV at December 28, 2003, which is included in "Deferred Revenue" in the accompanying consolidated balance sheets is $8.0, million with $1.8 million short-term and $6.2 million long-term. The gain is being amortized over the ten-year lease terms. The Company recorded net rental expense related to the CPV leases of $20.0 million, $19.6 million and $19.1 million in 2003, 2002 and 2001, respectively, excluding the Jena rental expense (See Note 8).

     The future minimum lease commitments under the leases for these eleven facilities are as follows:

                                                                  ANNUAL
FISCAL YEAR                                                       RENTAL
-----------                                                   --------------
                                                              (IN THOUSANDS)
2004........................................................     $ 24,179
2005........................................................       24,257
2006........................................................       24,339
2007........................................................       24,424
2008........................................................       16,371
Thereafter..................................................        2,397
                                                                 --------
                                                                 $115,967
                                                                 ========

8.  COMMITMENTS AND CONTINGENCIES

  FACILITIES

     The Company's contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the first quarter of 2004 on December 31, 2003. During the year ended December 28, 2003, the contract for the McFarland facility represented less than 1% of the Company's consolidated revenues. Even though the Company no longer operates the McFarland facility, it will continue to be responsible for payments on the underlying lease of the facility with CPV through 2008, when the lease is scheduled to expire. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If the Company is unable to find an appropriate correctional use for the facility or sublease the facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The remaining lease obligation is approximately $3.3 million through April 28, 2008.

     During 2000, the Company's management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company's underlying lease of the inactive facility. The Company incurred an operating charge of $1.1 million during the year ended December 29, 2002, related to its lease of the inactive facility that represented the expected costs to be incurred under the lease until a sublease or alternative use could be initiated in early 2004. During 2003 parties that the Company previously believed might sublease the facility prior to early 2004 either indicated that they did not have an immediate need for the facility or did not enter into a binding commitment for a sublease of the facility. As a result the Company's management determined that it was unlikely that it would sublease the facility or find an alternative correctional use for the facility prior to the expiration of the current provision for anticipated loss through early 2004 and the Company incurred an additional operating charge of 5.0 million during 2003. This additional operating charge both covers the Company's anticipated losses under the lease for the facility until a sublease is in place and provides an estimated discount to sublease the facility to prospective sublessees. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7 million.

     In Australia, the Department of Immigration, Multicultural and Indigenous Affairs ("DIMIA") recently entered into a contract with a division of Group 4 Falck for the management and operation of Australia's immigration centers, services which the Company has provided since 1997 through its Australian subsidiary. The Company transitioned the management and operation of the DIMIA centers to the division of Group 4 Falck effective February 29, 2004. For the year ended December 28, 2003 DIMIA represented approximately 9.9% of the Company's consolidated revenues. The Company does not have any lease obligations related to its contract with DIMIA. During 2003, the Company increased reserves approximately $3.6 million for liability insurance obligations related to the expiration of the DIMIA contract.

  LEASES

     The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2004 and 2012. The future minimum commitments under these leases exclusive of lease commitments related to CPV, are as follows:

                                                                  ANNUAL
FISCAL YEAR                                                       RENTAL
-----------                                                   --------------
                                                              (IN THOUSANDS)
2004........................................................     $ 9,617
2005........................................................       7,564
2006........................................................       7,341
2007........................................................       7,344
2008........................................................       3,785
Thereafter..................................................      17,443
                                                                 -------
                                                                 $53,094
                                                                 =======

     Rent expense was approximately $12.5 million, $15.7 million, and $15.8 million for fiscal 2003, 2002, and 2001 respectively. Rent expense for fiscal 2002 and 2001 included lease expense under the Company's operating lease facility that expired in December 2002 (See Note 3).

  LITIGATION, CLAIMS AND ASSESSMENTS

     The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all the Company's current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs' certification motion. While the plaintiffs in this case have not quantified their claim of damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, the Company's management believes that the ultimate resolution of these matters, if settled unfavorably to the Company, could have a material adverse effect on the Company's financial position, operating results and cash flows. The Company is uninsured for any damages or costs the Company may incur as a result of this lawsuit, including the expenses of defending the lawsuit. The Company is vigorously defending its rights in this action.

     The nature of the Company's business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company's facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except for any potential losses related to the wage and hour matter described above, we do not expect the outcome of any pending legal proceedings to have material adverse effect on our financial condition, results of operations or cash flows.

9.  COMMON SHARE PURCHASE

     On July 9, 2003 the Company purchased all 12 million shares of the Company's common stock, par value $0.01, beneficially owned by Group 4 Falck, the Company's former 57% majority shareholder, for $132 million in cash pursuant to the terms of a share purchase agreement, dated April 30, 2003, between the Company, Group 4 Falck, TWC, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (the "Transaction").

     Under the terms of the share purchase agreement, Group 4 Falck, TWC and Tuhnekcaw, Inc. cannot, and cannot permit any of their subsidiaries to, acquire beneficial ownership of any of the Company's voting securities during a one-year standstill period beginning July 9, 2003, the closing date of the Transaction. Immediately following the completion of the Transaction, the Company had approximately 9.3 million shares of common stock issued and outstanding.

     Upon closing of the Transaction, an agreement dated March 7, 2002 between the Company, Group 4 Falck and TWC, which governed certain aspects of the parties' relationship, was terminated and the two Group 4 Falck representatives serving on the Company's board of directors resigned. Also terminated upon the closing of the Transaction was a March 7, 2002 agreement between the Company and Group 4 Falck wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company's interest in its UK joint venture in the event that litigation related to the sale of TWC to Group 4 Falck were to result in a court order requiring the Company to sell its interest in the joint venture to its partner, Serco Investments Limited ("Serco").

     In addition, the services agreement dated October 28, 2002, between the Company and TWC, terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to Group 4 Falck. Pursuant to the services agreement, Group 4 Falck was scheduled to provide the Company with information systems related services through December 31, 2004. The Company has been handling those services internally since January 1, 2004.

     A sublease for the Company's former headquarters between TWC, as sub lessor, and the Company, as sub lessee, also terminated ten days after closing of the Transaction. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.

     In April 1994, the Company's Board of Directors authorized 10,000,000 shares of "blank check" preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

10.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, Australia, South Africa, and New Zealand.

     The Company operates and tracks its results in geographic operating segments. Information about the Company's operations in different geographical regions is shown below. Revenues are attributed to geographical areas based on location of operations and long-lived assets consist of property, plant and equipment.

FISCAL YEAR                                              2003       2002       2001
-----------                                            --------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  U.S. operations....................................  $482,754   $451,465   $454,053
  Australian operations..............................   134,736    117,147    108,020
                                                       --------   --------   --------
Total revenues.......................................  $617,490   $568,612   $562,073
                                                       ========   ========   ========
Operating Income:
  U.S. operations....................................  $ 28,554   $ 26,066   $ 19,559
  Australian operations..............................     3,202      1,810      4,625
                                                       --------   --------   --------
Total operating income...............................  $ 31,756   $ 27,876   $ 24,184
                                                       ========   ========   ========
Long-Lived Assets:
  U.S. operations....................................  $194,467   $200,258   $ 47,639
  Australian operations..............................     7,048      6,208      6,119
                                                       --------   --------   --------
Total long-lived assets..............................  $201,515   $206,466   $ 53,758
                                                       ========   ========   ========

     The Company's international operations represent its wholly owned Australian subsidiaries. Through the Company's wholly owned subsidiary, GEO Group Australia Pty. Limited, the Company currently manages five correctional facilities, including a facility in New Zealand and two immigration detention centers.

     Except for the major customers noted in the following table, no single customer provided more than 10% of the Company's consolidated revenues during fiscal 2003, 2002 and 2001:

CUSTOMER                                                      2003   2002   2001
--------                                                      ----   ----   ----
Various agencies of the U.S. Federal Government.............  19%    19%    18%
Various agencies of the State of Texas......................  17%    17%    16%
Various agencies of the State of Florida....................  12%    14%    14%
Department of Immigration, Multicultural and Indigenous
  Affairs (Australia).......................................  10%    10%    11%

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

     The Company sold its interest in Premier Custodial Group Limited on July 2, 2003 for approximately $80.7 million and recognized a gain of approximately $61 million. Total equity in the undistributed earnings for Premier Custodial Group Limited, before income taxes, for fiscal 2003, 2002, and 2001 was $3.0 million, $10.2 million and $7.6 million, respectively. As of December 28, 2003 and December 29, 2002, the Company had a note receivable from Premier Custodial Group Limited of approximately $5.1 and $4.8 million, respectively that bears interest at 13% and is due December 15, 2017.

     The following table summarizes certain financial information pertaining to this joint venture as of December 29, 2002 and for the period from December 30, 2002 through the date of sale of the UK joint venture on July 2, 2003 and for the fiscal years ended December 29, 2002 and December 30, 2001 (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                                  (000'S)
STATEMENT OF OPERATIONS DATA
Revenues.............................................  $104,080   $153,533   $121,163
Operating income (loss)..............................    (2,981)     7,992      7,557
Net income...........................................  $  3,486   $ 11,264   $ 10,271
BALANCE SHEET DATA
Current assets.......................................             $ 85,461
Noncurrent assets....................................              302,760
Current liabilities..................................               55,695
Noncurrent liabilities...............................              331,447
Shareholders' equity.................................             $  1,087

     South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited commenced operations on their first prison in fiscal 2002. Total equity in undistributed earnings (loss) for South African Custodial Management Pty Limited and South African Custodial Services Pty. Limited before income taxes, for fiscal 2003, 2002, and 2001 was $2.1 million, ($2.0) million, and ($0.7) million, respectively.

     A summary of financial data for the Company's equity affiliates in South Africa is as follows:

FISCAL YEAR                                                2003      2002      2001
-----------                                               -------   -------   -------
                                                                (IN THOUSANDS)
Statement of Operations Data
  Revenues..............................................  $37,278   $15,928   $    --
  Operating income (loss)...............................   11,150     1,016    (1,749)
  Net income (loss).....................................    1,460    (2,481)   (1,441)
Balance Sheet Data
  Current assets........................................   12,904     6,426
  Noncurrent assets.....................................   61,557    47,125
  Current liabilities...................................    4,461     1,808
  Noncurrent liabilities................................   69,744    52,170
  Shareholders' (deficit) equity........................      256      (427)

11.  INCOME TAXES

     The United States and foreign components of income before income taxes and equity income from affiliates are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $67,023   $19,995   $14,863
Foreign.................................................   12,533     8,938    10,002
                                                          -------   -------   -------
  Total.................................................  $79,556   $28,933   $24,865
                                                          =======   =======   =======

     The provision for income taxes in the consolidated statements of income consists of the following components:

FISCAL YEAR                                                 2003      2002      2001
-----------                                                -------   -------   ------
                                                                 (IN THOUSANDS)
Federal income taxes:
  Current................................................  $29,378   $ 8,354   $6,497
  Deferred...............................................    2,084      (603)    (972)
                                                           -------   -------   ------
                                                            31,462     7,751    5,525
State income taxes:
  Current................................................    2,345     2,262    1,382
  Deferred...............................................      263       (76)    (123)
                                                           -------   -------   ------
                                                             2,608     2,186    1,259
Foreign:
  Current................................................    5,443     2,747    2,497
  Deferred...............................................   (2,239)      (32)     425
                                                           -------   -------   ------
                                                             3,204     2,715    2,922
                                                           -------   -------   ------
Total....................................................  $37,274   $12,652   $9,706
                                                           =======   =======   ======

     A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Provisions using statutory federal income tax rate.......  $27,844   $10,127   $8,703
State income taxes, net of federal tax benefit...........    1,695     1,421      775
Change in control costs..................................       --       896       --
Basis difference PCG stock...............................    7,048        --       --
Other, net...............................................      687       208      228
                                                           -------   -------   ------
                                                           $37,274   $12,652   $9,706
                                                           =======   =======   ======

     The components of the net current deferred income tax asset at fiscal year end are as follows:

                                                               2003      2002
                                                              -------   ------
                                                               (IN THOUSANDS)
Uniforms....................................................  $  (174)  $ (156)
Allowance for doubtful accounts.............................      484      508
Accrued vacation............................................    1,143    1,023
Accrued liabilities.........................................   10,386    5,786
                                                              -------   ------
                                                              $11,839   $7,161
                                                              =======   ======

     The components of the net non-current deferred income tax asset at fiscal year end are as follows:

FISCAL YEAR                                                     2003       2002
-----------                                                   --------   --------
                                                                (IN THOUSANDS)
Depreciation................................................  $(11,386)  $ (2,454)
Deferred revenue............................................     5,718      6,464
Deferred charges............................................     5,340      2,929
Residual U.S. tax liability on repatriated earnings.........    (2,119)   (11,675)
Foreign deferred tax assets.................................     7,474      4,902
Other, net..................................................       (47)       (47)
                                                              --------   --------
                                                              $  4,980   $    119
                                                              ========   ========

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

12.  EARNINGS PER SHARE

     The table below shows the amounts used in computing earnings per share ("EPS") in accordance with SFAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

FISCAL YEAR                                                 2003        2002        2001
-----------                                               ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                        DATA)
Net income..............................................   $45,268     $21,501     $19,379
Basic earnings per share:
     Weighted average shares outstanding................    15,618      21,148      21,028
                                                           -------     -------     -------
     Per share amount...................................   $  2.90     $  1.02     $  0.92
                                                           =======     =======     =======
Diluted earnings per share:
     Weighted average shares outstanding................    15,618      21,148      21,028
  Effect of dilutive securities:
     Employee and director stock options................       211         216         233
                                                           -------     -------     -------
     Weighted average shares assuming dilution..........    15,829      21,364      21,261
                                                           -------     -------     -------
     Per share amount...................................   $  2.86     $  1.01     $  0.91
                                                           =======     =======     =======

     For fiscal 2003, options to purchase 735,600 shares of the Company's common stock with exercise prices ranging from $15.40 to $29.56 per share and expiration dates between 2006 and 2012 were outstanding at December 28, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

     For fiscal 2002, options to purchase 784,600 shares of the Company's common stock with exercise prices ranging from $14.69 to $26.88 per share and expiration dates between 2006 and 2012 were outstanding at December 29, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

     For fiscal 2001, options to purchase 510,000 shares of the Company's common stock with exercise prices ranging from $13.75 to $26.88 per share and expiration dates between 2005 and 2011 were outstanding at December 30, 2001, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

13.  RELATED PARTY TRANSACTIONS WITH THE WACKENHUT CORPORATION

     Related party transactions occurred in the past in the normal course of business between the Company and TWC. Such transactions included the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense.

     The Company incurred the following expenses related to transactions with TWC in the following years:

FISCAL YEAR                                                 2003     2002      2001
-----------                                                ------   -------   -------
                                                                 (IN THOUSANDS)
General and administrative expenses......................  $1,750   $ 2,591   $ 2,831
Casualty insurance premiums..............................      --    17,973    21,952
Rent.....................................................     501       514       286
Net interest expense.....................................      --        32        49
                                                           ------   -------   -------
                                                           $2,251   $21,110   $25,118
                                                           ======   =======   =======

     General and administrative expenses represented charges for management and support services. TWC previously provided various general and administrative services to the Company under a Services Agreement, including payroll services, human resources support, tax services and information technology support services through December 31, 2002. Beginning January 1, 2003, the only service provided was for information technology support through year-end 2003. The Company began handling information technology support services internally effective January 1, 2004, and no longer relies on TWC for any services. All of the services formerly provided by TWC to the Company were pursuant to negotiated annual rates with TWC based upon the level of service to be provided under the Services Agreement. The Company believes that such rates were on terms no less favorable than the Company could obtain from unaffiliated third parties.

     The Company also leased office space from TWC for its corporate headquarters under a non-cancelable operating lease that expires February 11, 2011. This lease was terminated effective July 19, 2003 as a result of the share purchase agreement.

14.  STOCK OPTIONS

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

15.  RETIREMENT AND DEFERRED COMPENSATION PLANS

     The Company has two noncontributory defined benefit pension plans covering certain of the Company's executives. Retirement benefits are based on years of service, employees' average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans.

     In 2001, the Company established non-qualified deferred compensation agreements with three key executives providing for fixed annual benefits ranging from $150,000 to $250,000 payable upon retirement at age 60 for a period of 25 years. In March 2002, both the executives and the Company agreed to amend the retirement agreements to provide for a lump sum payment at an accelerated retirement age of 55 and to enter into employment agreements upon a change in control.

     The Merger between TWC and Group 4 Falck triggered change in control provisions in the three key executives' employment and retirement agreements. The employment agreements entitle the executives, if they remain employed by the Company for at least two years following the Merger, to twenty-four consecutive monthly payments equal, in total, to three times each executive's 2002 salary plus bonus. The Company paid approximately $3.1 million and $1.8 million related to the change in control provisions per the employment agreements in 2003 and 2002, respectively. The Company expects to payout approximately $1.3 million related to the change in control provisions per the employment agreements in 2004.

     In addition, the change in control accelerated the executive's eligibility for retirement from age 60 to 55 and provided for a one-time payment at age 55 to the executive based on the net present value of the benefit, as defined by the executive retirement agreement. The cost of these revised agreements is being charged to expense and accrued using a present value method over the expected remaining terms of employment. The charge to expense for the amended agreements for 2002 was $3.1 million. Currently, the plan is not funded. In January 2003, the agreements were amended to defer the retirement payment until the respective executives actually retire, no sooner than age 55.

     The following table summarizes key information related to these pension plans and retirement agreements which includes information as required by SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company's calculation of accrued pension costs are based on market information and the Company's historical rates for employment compensation and discount rates, respectively.

     In accordance with SFAS 132, the Company has also disclosed contributions and payment of benefits related to the plan. There were no assets in the plan at December 28, 2003 or December 29, 2002. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the Consolidated Statement of Shareholders' Equity and Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.

                                                                2003      2002
                                                              --------   -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected Benefit Obligation, Beginning of Year.............  $  9,139   $ 5,790
Service Cost................................................       253       232
Interest Cost...............................................       768       471
Plan Amendments.............................................     2,293        --
Termination Benefits........................................        --     1,959
Actuarial Loss..............................................     1,025       719
Benefits Paid...............................................       (70)      (32)
                                                              --------   -------
  Projected Benefit Obligation, End of Year.................  $ 13,408   $ 9,139
CHANGE IN PLAN ASSETS
Plan Assets at Fair Value, Beginning of Year................  $     --   $    --
Actual Return on Plan Assets................................        --        --
Company Contributions.......................................        70        32
Benefits Paid...............................................       (70)      (32)
                                                              --------   -------
Plan Assets at Fair Value, End of Year......................  $     --   $    --
RECONCILIATION OF PREPAID (ACCRUED) AND TOTAL AMOUNT
  RECOGNIZED
Funded Status of the Plan...................................  $(13,408)  $(9,139)
Unrecognized Prior Service Cost.............................     2,220     1,005
Unrecognized Net Loss.......................................     3,226     2,379
                                                              --------   -------
Accrued Pension Cost........................................  $ (7,962)  $(5,755)
Prepaid Benefit Cost........................................  $     --   $    --
Accrued Benefit Liability...................................   (11,442)   (7,567)
Intangible Asset............................................     2,220     1,005
Accumulated Other Comprehensive Income......................     1,260       807
                                                              --------   -------
Total Recognized............................................  $ (7,962)  $(5,755)

                                                              FISCAL 2003   FISCAL 2002
                                                              -----------   -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost................................................    $  253        $  232
Interest Cost...............................................       768           471
Amortization of:
  Unrecognized Prior Service Cost...........................     1,079           314
  Unrecognized Net Loss (Gain)..............................       178            88
                                                                ------        ------
Net Periodic Pension Cost...................................    $2,278        $1,105
Curtailment Charge..........................................        --         3,256
                                                                ------        ------
Net Periodic Pension Cost...................................    $2,278        $4,361

                                                              FISCAL 2003   FISCAL 2002
                                                              -----------   -----------
WEIGHTED AVERAGE ASSUMPTIONS FOR EXPENSE
Discount Rate...............................................      6.25%         6.75%
Expected Return on Plan Assets..............................       N/A           N/A
Rate of Compensation Increase...............................      5.50%         5.50%

     The Company has established a deferred compensation agreement for non-employee directors, which allow eligible directors to defer their compensation in either the form of cash or stock. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $0.1 million, $0 and $0.1 million for 2003, 2002, and 2001, respectively. Payouts under the plan were $0 and $0.1 million in 2003 and 2002 respectively. The liability for the deferred compensation was $0.5 million and $0.4 million at year-end 2003 and 2002, respectively, and is included in "Accrued expenses" in the accompanying consolidated balance sheets.

     The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee's years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.1 million, $0.2 million and $0.3 million in 2003, 2002, and 2001, respectively. The liability for this plan at year-end 2003 and 2002 was $1.6 million and $1.3 million, respectively, and is included in "Accrued expenses" in the accompanying consolidated balance sheets.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's selected quarterly financial data for the fiscal years ended December 28, 2003 and December 29, 2002, is as follows:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Revenues...................................  $145,254   $153,207   $157,848   $161,181
Operating income...........................  $  9,706   $  9,946   $  3,123   $  8,981
Net income.................................  $  5,172   $  6,299   $ 30,368   $  3,429
Basic earnings per share...................  $   0.24   $   0.30   $   2.86   $   0.37
Diluted earnings per share.................  $   0.24   $   0.29   $   2.79   $   0.35
2002
Revenues...................................  $140,182   $141,192   $141,706   $145,532
Operating income...........................  $  5,918   $  7,483   $  7,613   $  6,862
Net income.................................  $  5,183   $  5,405   $  5,358   $  5,555
Basic earnings per share...................  $   0.25   $   0.26   $   0.25   $   0.26
Diluted earnings per share.................  $   0.24   $   0.25   $   0.25   $   0.26

     The third quarter 2003 results include a pre-tax gain of approximately $61.0 million for the sale of the UK joint venture (See Note 10), a pre-tax charge of approximately $5.0 million related to the Jena, Louisiana lease (See
Note 8) and a pre-tax charge of approximately $2.0 million related to the write-off of deferred financing fees from the extinguishment of debt. Earnings per share for the third and fourth quarter of 2003 reflect lower weighted average shares outstanding due to the purchase of the 12,000,000 shares from Group 4 Falck in July 2003 (See Note 1).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
The GEO Group, Inc.

     We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (formerly Wackenhut Corrections Corporation) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for each of the years then ended. The consolidated statements of income, cash flows and shareholders' equity and comprehensive income of the Company for the year ended December 30, 2001 were audited by other auditors who have ceased operations and whose report dated February 6, 2002 expressed an unqualified opinion on those statements. Our audits also included the 2003 and 2002 financial information included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. at December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2003 and 2002 financial information included in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

     As discussed above, the consolidated statements of income, cash flows and shareholders' equity and comprehensive income of the Company for the year ended December 30, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 31, 2001. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and goodwill related to equity investees to our underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

                                          /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
February 4, 2004

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

     We have audited the accompanying consolidated balance sheets of Wackenhut Corrections Corporation (a Florida corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                          ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
February 6, 2002

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of
The GEO Group, Inc.:

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. They include amounts based on judgments and estimates.

     Representation in the consolidated financial statements and the fairness and integrity of such statements are the responsibility of management. In order to meet management's responsibility, the Company maintains a system of internal controls and procedures and a program of internal audits designed to provide reasonable assurance that our assets are controlled and safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon in the preparation of financial statements.

     The consolidated financial statements have been audited by Ernst & Young LLP, independent certified public accountants, whose appointment was ratified by our shareholders. Their report expresses a professional opinion as to whether management's consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, our financial position and results of operations. Their audit was conducted in accordance with auditing standards generally accepted in the United States. As part of this audit, Ernst & Young LLP considered our system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.

     The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent certified public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent certified public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.

                                          George C. Zoley
                                          Chairman and Chief Executive Officer

                                          Wayne H. Calabrese
                                          Vice Chairman, President
                                          and Chief Operating Officer

                                          John G. O'Rourke
                                          Senior Vice President
                                          Chief Financial Officer and Treasurer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13-a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedure, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There has been no change in our internal control over financial reporting during the year ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14

     The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2004 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)  Financial Statements.

     The following consolidated financial statements of GEO are filed under Item 8 of Part II of this report:

     Report of Independent Certified Public Accountants -- Page 77

     Consolidated Balance Sheets -- December 28, 2003 and December 29, 2002 -- Page 49

     Consolidated Statements of Income -- Fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 -- Page 48

     Consolidated Statements of Cash Flows -- Fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 -- Page 50

     Consolidated Statements of Shareholders' Equity and Comprehensive
Income -- Fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 -- Page 51

     Notes to Consolidated Financial Statements -- Pages 52 through 76

     (2)  Financial Statement Schedules.

     Schedule II -- Valuation and Qualifying Accounts -- Page 87

     All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

     (3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3.1      --   Amended and Restated Articles of Incorporation of the
              Company, dated May 16, 1994 (incorporated herein by
              reference to Exhibit 3.1 to the Company's registration
              statement on Form S-1, filed on May 24, 1994)

3.2      --   Bylaws of the Company (incorporated herein by reference to
              Exhibit 3.2 to the Company's registration statement on Form
              S-1, filed on May 24, 1994)

4.1      --   Indenture, dated July 9, 2003, by and between the Company
              and The Bank of New York, as Trustee, relating to 8 1/4%
              Senior Notes Due 2013 (incorporated herein by reference to
              Exhibit 4.1 to the Company's report on Form 8-K, filed on
              July 29, 2003)

4.2      --   Registration Rights Agreement, dated July 9, 2003, by and
              among the Company Corporation and BNP Paribas Securities
              Corp., Lehman Brothers Inc., First Analysis Securities
              Corporation, SouthTrust Securities, Inc. and Comerica
              Securities, Inc. (incorporated herein by reference to
              Exhibit 4.2 to the Company's report on Form 8-K, filed on
              July 29, 2003)

4.3      --   Rights Agreement, dated as of October 9, 2003, between the
              Company and EquiServe Trust Company, N.A., as the Rights
              Agent (incorporated herein by reference to Exhibit 4.3 to
              the Company's report on Form 8-K, filed on July 29, 2003)

10.1     --   Stock Option Plan (incorporated herein by reference to
              Exhibit 10.1 to the Company's registration statement on Form
              S-1, filed on May 24, 1994) +

10.2     --   1994 Stock Option Plan (incorporated herein by reference to
              Exhibit 10.2 to the Company's registration statement on Form
              S-1, filed on May 24, 1994) +

10.3     --   Form of Indemnification Agreement between the Company and
              its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company's registration statement on
              Form S-1, filed on May 24, 1994) +

10.4     --   Senior Officer Retirement Plan (incorporated herein by
              reference to Exhibit 10.4 to the Company's registration
              statement on Form S-1/A, filed on December 22, 1995) +

10.5     --   Director Deferral Plan (incorporated herein by reference to
              Exhibit 10.5 to the Company's registration statement on Form
              S-1/A, filed on December 22, 1995) +

10.6     --   Senior Officer Incentive Plan (incorporated herein by
              reference to Exhibit 10.6 to the Company's registration
              statement on Form S-1/A, filed on December 22, 1995) +

10.7     --   Form of Master Agreement to Lease between the Company and
              CPT Operating Partnership L.P. (incorporated herein by
              reference to Exhibit 10.2 to the Company's registration
              statement on Form S-11/A, filed on March 20, 1998)

10.8     --   Form of Lease Agreement between CPT Operating Partnership
              L.P. and the Company (incorporated herein by reference to
              Exhibit 10.3 to the Company's registration statement on Form
              S-11/A, filed on March 20, 1998)

10.9     --   Form of Right to Purchase Agreement between the Company and
              CPT Operating Partnership L.P. (incorporated herein by
              reference to Exhibit 10.4 to the Company's registration
              statement on Form S-11/A, filed on March 20, 1998)

10.10    --   Form of Option Agreement between the Company and CPT
              Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company's registration statement on
              Form S-11/A, filed on March 20, 1998)

10.11    --   1999 Stock Option Plan (incorporated herein by reference to
              Exhibit 10.12 to the Company's report on Form 10-K, filed on
              March 30, 2000) +

10.12    --   Senior Officer Retirement Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form
              10-Q, filed on August 10, 2001) +

10.13    --   Executive Severance Agreement (incorporated herein by
              reference to Exhibit 10.2 to the Company's report on Form
              10-Q, filed on August 10, 2001) +

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------


10.14    --   Executive Employment Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.15    --   Executive Employment Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.16    --   Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O'Rourke (incorporated herein by
              reference to Exhibit 10.17 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.17    --   Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.18    --   Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.19    --   Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O'Rourke (incorporated herein by
              reference to Exhibit 10.20 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

10.20    --   Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and George C. Zoley
              (incorporated herein by reference to Exhibit 10.18 to the
              Company's report on Form 10-K, filed on March 20, 2003) +

10.21    --   Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and Wayne H. Calabrese
              (incorporated herein by reference to Exhibit 10.19 to the
              Company's report on Form 10-K, filed on March 20, 2003) +

10.22    --   Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and John G. O'Rourke
              (incorporated herein by reference to Exhibit 10.20 to the
              Company's report on Form 10-K, filed on March 20, 2003) +

10.23    --   Office Lease, dated September 12, 2002, by and between the
              Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company's report on Form
              10-K, filed on March 20, 2003)

10.24    --   Amended and Restated Credit Agreement, dated July 9, 2003, by and among the Company, BNP Paribas, as Administrative
              Agent, Syndication Agent and Lead Arranger, Bank of America,
              N.A. and Southtrust Bank, as Co- Syndication Agents,
              Comerica Bank, as Co-Documentation Agent, and the lenders
              who are, or may from time to time become, a party thereto
              (incorporated herein by reference to Exhibit 10.1 to the
              Company's report on Form 8-K, filed on July 29, 2003)

10.25    --   Amendment No. 1 to Amended and Restated Credit Agreement,
              dated February 20, 2004, by and among the Company, BNP
              Paribas, as Administrative Agent, Syndication Agent and Lead
              Arranger, Bank of America, N.A. and Southtrust Bank, as Co-
              Syndication Agents, Comerica Bank, as Co-Documentation
              Agent, and the lenders who are, or may from time to time
              become, a party thereto*

21.1     --   Subsidiaries of the Company (incorporated herein by
              reference to Exhibit 21.1 to the Company's report on Form
              10-K/A, filed on June 30, 2003)

23.1     --   Consent of Ernst & Young LLP, independent certified public accountants*

31.1     --   Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2     --   Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1     --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------


32.2     --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------

* Filed herewith.
+ Management contract or compensatory plan, contract or agreement as defined in
  Item 402(a)(3) of Regulation S-K.

(b) Reports on Form 8-K.

     We filed a Form 8-K, Items 5 and 7, on October 27, 2003.

     We filed a Form 8-K, Item 5, on October 30, 2003.

     We filed a Form 8-K, Item 12, on November 7, 2003.

     We filed a Form 8-K/A, Item 12, on November 18, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE GEO GROUP, INC.

                                                 /s/ JOHN G. O'ROURKE
                                          --------------------------------------
                                                     John G. O'Rourke
                                            Senior Vice President of Finance &
                                                 Chief Financial Officer

Date: March 10, 2004

     Each person whose signature appears below hereby constitutes and appoints John G. O'Rourke, Senior Vice President of Finance and Chief Financial Officer; Brian R. Evans, Chief Accounting Officer, and Controller; and John J. Bulfin, Senior Vice President, General Counsel and Corporate Secretary; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

         /s/ GEORGE C. ZOLEY                  Chairman of the Board &         March 10, 2004
--------------------------------------        Chief Executive Officer
           George C. Zoley                 (principal executive officer)


         /s/ JOHN G. O'ROURKE            Senior Vice President of Finance &   March 10, 2004
--------------------------------------   Chief Financial Officer (principal
           John G. O'Rourke                      financial officer)


          /s/ BRIAN R. EVANS                 Chief Accounting Officer &       March 10, 2004
--------------------------------------    Controller (principal accounting
            Brian R. Evans                            officer)


        /s/ WAYNE H. CALABRESE               Vice Chairman of the Board       March 10, 2004
--------------------------------------               & Director
          Wayne H. Calabrese


        /s/ NORMAN A. CARLSON                         Director                March 10, 2004
--------------------------------------
          Norman A. Carlson


      /s/ BENJAMIN R. CIVILETTI                       Director                March 10, 2004
--------------------------------------
        Benjamin R. Civiletti

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----


         /s/ ANNE N. FOREMAN                          Director                March 10, 2004
--------------------------------------
           Anne N. Foreman


       /s/ G. FRED DIBONA, JR.                        Director                March 10, 2004
--------------------------------------
         G. Fred DiBona, Jr.


        /s/ RICHARD H. GLANTON                        Director                March 10, 2004
--------------------------------------
          Richard H. Glanton

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Wackenhut Corrections Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wackenhut Corrections Corporation's 2001 Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated February 6, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed above in item 14(a)2 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2001 is the responsibility of our management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
February 6, 2002.

                                  SCHEDULE II

                              THE GEO GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
 FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER
                                    30, 2001

                                           BALANCE AT   CHARGED TO   CHARGED    DEDUCTIONS,   BALANCE AT
                                           BEGINNING     COST AND    TO OTHER     ACTUAL        END OF
DESCRIPTION                                OF PERIOD     EXPENSES    ACCOUNTS   CHARGE-OFFS     PERIOD
-----------                                ----------   ----------   --------   -----------   ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 28, 2003:
  Allowance for doubtful accounts........    $1,644       $1,025      $  --       $(1,442)      $1,227
YEAR ENDED DECEMBER 29, 2002:
  Allowance for doubtful accounts........    $2,557       $2,368      $  --       $(3,281)      $1,644
YEAR ENDED DECEMBER 30, 2001:
  Allowance for doubtful accounts........    $1,262       $3,636      $  --       $(2,234)      $2,557

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3.1           Amended and Restated Articles of Incorporation of the
              Company, dated May 16, 1994 (incorporated herein by
              reference to Exhibit 3.1 to the Company's registration
              statement on Form S-1, filed on May 24, 1994)
3.2           Bylaws of the Company (incorporated herein by reference to
              Exhibit 3.2 to the Company's registration statement on Form
              S-1, filed on May 24, 1994)
4.1           Indenture, dated July 9, 2003, by and between the Company
              and The Bank of New York, as Trustee, relating to 8 1/4%
              Senior Notes Due 2013 (incorporated herein by reference to
              Exhibit 4.1 to the Company's report on Form 8-K, filed on
              July 29, 2003)
4.2           Registration Rights Agreement, dated July 9, 2003, by and
              among the Company Corporation and BNP Paribas Securities
              Corp., Lehman Brothers Inc., First Analysis Securities
              Corporation, SouthTrust Securities, Inc. and Comerica
              Securities, Inc. (incorporated herein by reference to
              Exhibit 4.2 to the Company's report on Form 8-K, filed on
              July 29, 2003)
4.3           Rights Agreement, dated as of October 9, 2003, between the
              Company and EquiServe Trust Company, N.A., as the Rights
              Agent (incorporated herein by reference to Exhibit 4.3 to
              the Company's report on Form 8-K, filed on July 29, 2003)
10.1          Stock Option Plan (incorporated herein by reference to
              Exhibit 10.1 to the Company's registration statement on Form
              S-1, filed on May 24, 1994) +
10.2          1994 Stock Option Plan (incorporated herein by reference to
              Exhibit 10.2 to the Company's registration statement on Form
              S-1, filed on May 24, 1994) +
10.3          Form of Indemnification Agreement between the Company and
              its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company's registration statement on
              Form S-1, filed on May 24, 1994) +
10.4          Senior Officer Retirement Plan (incorporated herein by
              reference to Exhibit 10.4 to the Company's registration
              statement on Form S-1/A, filed on December 22, 1995) +
10.5          Director Deferral Plan (incorporated herein by reference to
              Exhibit 10.5 to the Company's registration statement on Form
              S-1/A, filed on December 22, 1995) +
10.6          Senior Officer Incentive Plan (incorporated herein by
              reference to Exhibit 10.6 to the Company's registration
              statement on Form S-1/A, filed on December 22, 1995) +
10.7          Form of Master Agreement to Lease between the Company and
              CPT Operating Partnership L.P. (incorporated herein by
              reference to Exhibit 10.2 to the Company's registration
              statement on Form S-11/A, filed on March 20, 1998)
10.8          Form of Lease Agreement between CPT Operating Partnership
              L.P. and the Company (incorporated herein by reference to
              Exhibit 10.3 to the Company's registration statement on Form
              S-11/A, filed on March 20, 1998)
10.9          Form of Right to Purchase Agreement between the Company and
              CPT Operating Partnership L.P. (incorporated herein by
              reference to Exhibit 10.4 to the Company's registration
              statement on Form S-11/A, filed on March 20, 1998)
10.10         Form of Option Agreement between the Company and CPT
              Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company's registration statement on
              Form S-11/A, filed on March 20, 1998)
10.11         1999 Stock Option Plan (incorporated herein by reference to
              Exhibit 10.12 to the Company's report on Form 10-K, filed on
              March 30, 2000) +
10.12         Senior Officer Retirement Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form
              10-Q, filed on August 10, 2001) +
10.13         Executive Severance Agreement (incorporated herein by
              reference to Exhibit 10.2 to the Company's report on Form
              10-Q, filed on August 10, 2001) +
10.14         Executive Employment Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.15 to the Company's report on Form
              10-Q, filed on May 15, 2002) +
10.15         Executive Employment Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.16 to the Company's report on Form
              10-Q, filed on May 15, 2002) +
10.16         Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O'Rourke incorporated herein by
              reference to Exhibit 10.17 to the Company's report on Form
              10-Q, filed on May 15, 2002) +

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.17         Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company's report on Form
              10-Q, filed on May 15, 2002) +
10.18         Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company's report on Form
              10-Q, filed on May 15, 2002) +
10.19         Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O'Rourke (incorporated herein by
              reference to Exhibit 10.20 to the Company's report on Form
              10-Q, filed on May 15, 2002) +
10.20         Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and George C. Zoley
              (incorporated herein by reference to Exhibit 10.18 to the
              Company's report on Form 10-K, filed on March 20, 2003) +
10.21         Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and Wayne H. Calabrese
              (incorporated herein by reference to Exhibit 10.19 to the
              Company's report on Form 10-K, filed on March 20, 2003) +
10.22         Amended Executive Retirement Agreement, dated January 17,
              2003, by and between the Company and John G. O'Rourke
              (incorporated herein by reference to Exhibit 10.20 to the
              Company's report on Form 10-K, filed on March 20, 2003) +
10.23         Office Lease, dated September 12, 2002, by and between the
              Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company's report on Form
              10-K, filed on March 20, 2003)
10.24         Amended and Restated Credit Agreement, dated July 9, 2003, by and among the Company, BNP Paribas, as Administrative
              Agent, Syndication Agent and Lead Arranger, Bank of America,
              N.A. and Southtrust Bank, as Co- Syndication Agents,
              Comerica Bank, as Co-Documentation Agent, and the lenders
              who are, or may from time to time become, a party thereto
              (incorporated herein by reference to Exhibit 10.1 to the
              Company's report on Form 8-K, filed on July 29, 2003)
10.25         Amendment No. 1 to Amended and Restated Credit Agreement,
              dated February 20, 2004, by and among the Company, BNP
              Paribas, as Administrative Agent, Syndication Agent and Lead
              Arranger, Bank of America, N.A. and Southtrust Bank, as Co-
              Syndication Agents, Comerica Bank, as Co-Documentation
              Agent, and the lenders who are, or may from time to time
              become, a party thereto*
21.1          Subsidiaries of the Company (incorporated herein by
              reference to Exhibit 21.1 to the Company's report on Form
              10-K/A, filed on June 30, 2003)
23.1          Consent of Ernst & Young LLP, independent certified public accountants*
31.1          Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2          Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------

* Filed herewith.
+ Management contract or compensatory plan, contract or agreement as defined in
  Item 402(a)(3) of Regulation S-K.