Form 10-Q
period 2004-03-28
GEO GROUP INC
filed 2004-05-07
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _________

Commission file number 1-14260

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

Yes ☒ No ☐

At April 26, 2004, 9,339,223 shares of the registrant’s Common Stock were issued and outstanding.

THE GEO GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
MARCH 28, 2004 AND MARCH 30, 2003
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Revenues	$142,551	$130,800
Operating expenses	121,237	110,223
Depreciation and amortization	3,365	3,123
General and administrative expenses	11,191	8,935

Operating income	6,758	8,519
Interest income	2,328	1,129
Interest expense	(5,840)	(3,003)

Income before taxes, equity in earnings of affiliates and discontinued operations	3,246	6,645
Provision for income taxes	1,406	2,924
Equity in earnings of affiliates, net of income tax of $225 and $449	310	620

Income from continuing operations	2,150	4,341
Income from discontinued operations, net of tax of $107 and $356	249	831

Net income	$2,399	$5,172

Weighted-average common shares outstanding:
Basic	9,333	21,246

Diluted	9,712	21,325

Income per common share:
Basic:
Income from continuing operations	$0.23	$0.20
Income from discontinued operations	0.03	0.04

Net income per share-basic	$0.26	$0.24

Diluted:
Income from continuing operations	$0.22	$0.20
Income from discontinued operations	0.03	0.04

Net income per share-diluted	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 28, 2004 AND DECEMBER 28, 2003
(In thousands except share data)
(UNAUDITED)

	March 28, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$69,095	$58,679
Accounts receivable, less allowance for doubtful accounts of $1,436 and $1,255	84,882	87,184
Deferred income tax asset	12,458	11,839
Other	9,721	10,536
Current assets of discontinued operations	5,442	17,408

Total current assets	181,598	185,646

Restricted cash	55,733	55,794
Property and equipment, net	200,192	201,339
Deferred income tax asset	5,220	4,980
Direct finance lease receivable	42,308	42,379
Other non current assets	18,968	16,976
Other assets of discontinued operations	34	176

	$504,053	$507,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,249	$20,667
Accrued payroll and related taxes	15,659	14,293
Accrued expenses	57,194	61,783
Current portion of deferred revenue	1,836	1,811
Current portion of long-term debt and non-recourse debt	7,753	7,107
Current liabilities of discontinued operations	1,910	7,778

Total current liabilities	104,601	113,439

Deferred revenue	5,712	6,197
Other non current liabilities	20,066	18,851
Long-term debt	243,791	239,465
Non-recourse debt	42,308	42,379
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 9,332,552 shares issued and outstanding	93	93
Additional paid-in capital	64,605	64,605
Retained earnings	159,004	156,605
Accumulated other comprehensive loss	(4,247)	(2,464)
Treasury stock, 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	87,575	86,959

	$504,053	$507,290

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
MARCH 28, 2004 AND MARCH 30, 2003
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Income from continuing operations	$2,150	$4,341
Adjustments to reconcile income from continuing operations to net cash provided by operating activities—
Depreciation and amortization	3,639	3,313
Amortization of original issue discount and debt issue costs	375	—
Deferred tax benefit	(391)	(1,474)
Provision for doubtful accounts	—	104
Equity in earnings of affiliates, net of tax	(310)	(620)
Changes in assets and liabilities:
Accounts receivable	2,602	1,011
Other current assets	878	3,767
Other assets	(1,355)	135
Accounts payable and accrued expenses	(6,364)	2,107
Accrued payroll and related taxes	1,318	(1,521)
Deferred revenue	(895)	(483)
Other liabilities	1,215	1,520

Net cash provided by operating activities of continuing operations	2,862	12,200
Net cash provided by operating activities of discontinued operations	2,938	1,156

Net cash provided by operating activities	5,800	13,356

Cash flows used in investing activities:
Investments in and advances to affiliates	—	(118)
Capital expenditures	(2,476)	(2,224)
Decrease in restricted cash	61	—

Net cash used in investing activities	(2,415)	(2,342)

Cash flows from financing activities:
Proceeds from long-term debt	10,000	972
Payments on debt	(6,618)	—

Net cash provided by financing activities	3,382	972

Effect of exchange rate changes on cash	97	1,098

Net increase in cash	6,864	13,084
Cash, beginning of period *	62,817	35,240

Cash, end of period **	$69,681	$48,324

Supplemental disclosures:
Cash paid for income taxes	$862	$2,600

Cash paid for interest	$8,768	$2,176

*	Includes cash and cash equivalents of discontinued operation of $4,138 and $2,361 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively.
**	Includes cash and cash equivalents of discontinued operations of $586 and $2,469 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to The Company’s Form 10-K for the year ended December 28, 2003. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirteen weeks ended March 28, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2005.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2004 for the fiscal year ended December 28, 2003. Certain amounts in the prior period have been reclassified to conform to the current presentation.

2. EQUITY INCENTIVE PLANS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FAS No. 123.” FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation has been recognized. FAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company currently does not intend to change its policy with regard to stock based compensation and there was no impact on the Company’s financial position, results of operations or cash flows upon adoption.

Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands, except per share data)
Net income:
As reported	$2,399	$5,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(165)	(75)

Pro forma net income	$2,234	$5,097
Basic earnings per share:
As reported	$0.26	$0.24
Pro forma	$0.24	$0.24
Diluted earnings per share:
As reported	$0.25	$0.24
Pro forma	$0.23	$0.24

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Expected volatility factor	49%	49%
Approximate risk free interest rate	3.07%	2.56%
Expected lives	5.0 years	4.5 years

3. DISCONTINUED OPERATIONS

The Company, through its Australian subsidiary, had a contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) for the management and operation of Australia’s immigration centers. The contract was not renewed, and effective February 29, 2004, the Company completed the transition of the contract and exited the management and operation of the DIMIA centers. In accordance with the provisions related to discontinued operations specified within FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements and notes reflect the operations of DIMIA as a discontinued operation in all periods presented.

4. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Net income	$2,399	$5,172
Change in foreign currency translation, net of income tax benefit (expense) of $791 and $(1,408), respectively	(1,234)	2,202
Minimum pension liability adjustment, net of income tax expense of $29 and $65, respectively	41	101
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $287 and $249, respectively	(590)	(390)

Comprehensive income	$616	$7,085

5. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated for the three months ended March 28, 2004 and March 30, 2003 as follows (in thousands except per share data):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Net income	$2,399	$5,172
Basic earnings per share:
Weighted average shares outstanding	9,333	21,246

Per share amount	$0.26	$0.24

Diluted earnings per share:
Weighted average shares outstanding	9,333	21,246
Effect of dilutive securities:
Employee and director stock options	379	79

Weighted average shares assuming dilution	9,712	21,325

Per share amount	$0.25	$0.24

Options to purchase 252,000 shares of the Company’s common stock, with exercise prices ranging from $22.63 to $26.88 per share and expiration dates between 2006 and 2014, were outstanding at the thirteen weeks ended March 28, 2004, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirteen weeks ended March 30, 2003, outstanding options to purchase 951,600 shares of the Company’s common stock, with exercise prices ranging from $9.51 to $26.88 and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expiration dates between 2005 and 2013 were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

6. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of the Company’s interest in Premier Custodial Group Limited. At March 28, 2004, there were borrowings of $97.5 million outstanding under the Term Loan Facility, $5.0 million outstanding under the Revolving Credit Facility, and $28.8 million outstanding in letters of credit under the Revolving Credit Facility. As of April 26, 2004 there were borrowings of $97.5 million outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In the event the Company uses the net proceeds from the sale of Premier Custodial Group to pay down a portion of the Term Loan, the Company would be required to write off approximately $1 million in deferred financing costs.

Indebtedness under the Revolving Credit Facility portion of the Senior Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at the London inter-bank offered rate (“LIBOR”) plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Revolving Credit Facility currently bear interest at LIBOR plus a spread of 2.25%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

On January 28, 2004, the Company’s universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission, which we refer to as the SEC. The universal shelf registration statement provides for the offer and sale by the Company, from time to time, on a delayed basis, of up to $200.0 million aggregate amount of our common stock, preferred stock, debt securities, warrants, and/or depositary shares. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including debt repayment, capital expenditures, acquisitions, business expansion, investments in subsidiaries or affiliates, and/or working capital.

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the ten-year 8 1/4% senior notes, referred to as the Notes, due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50 million amount. The fair value of the swaps was $1.8 million and $0.7 million as of March 28, 2004 and December 28, 2003, respectively and they are included as an adjustment to the carrying value of the Notes and in other non current assets in the accompanying balance sheets.

Our wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to us. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined that the swap is an effective cash flow hedge and we record changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 28, 2004 and December 28, 2003 was $6.1 million and $5.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the first quarter of 2004, on December 31, 2003. Even though the Company no longer operates the McFarland facility, it will continue to be responsible for payments on the underlying lease of the facility with Correctional Properties Trust (CPV) through 2008, when the lease is scheduled to expire. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If the Company is unable to find an appropriate correctional use for the facility or sublease the facility, the Company will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $3.0 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through 2009. During 2003, the Company incurred an operating charge of $5.0 million to cover its anticipated losses under the lease for the facility through January 2006, when the Company estimates that an alternative correctional use for the facility may be identified or a sublease for the facility may be in place, and to provide an estimated discount to sublease the facility to prospective sublessees. The Company has incurred additional operating charges in prior periods related to lease payments for the facility. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

     LEGAL

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all our current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. The Company is unable to predict the ultimate outcome due to the current procedural posture of the lawsuit. While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, our management believes that the ultimate resolution of these matters, if settled unfavorably to us, could have a material adverse effect on our financial position, operating results and cash flows. The Company is uninsured for any damages or costs the Company may incur as a result of this lawsuit, including the expenses of defending the lawsuit. The Company is vigorously defending their rights in this action.

The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except for any potential losses related to the wage and hour matter described above, we do not expect the outcome of any pending legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international operations is presented below (dollars in thousands):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Revenues
U.S. operations	$120,401	$113,505
Australian operations	22,150	17,295

Total revenues	$142,551	$130,800

Operating Income
U.S. operations	$5,622	$7,563
Australian operations	1,136	956

Total operating income	$6,758	$8,519

	As of
	March 28, 2004	December 28, 2003
Long-lived Assets
U.S. operations	$193,212	$194,467
Australian operations	6,980	6,872

Total long-lived assets	$200,192	$201,339

Long-lived assets consist of property and equipment.

The Company has equity in earnings of affiliates. The Company has 50% owned joint ventures in South Africa (South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited). The Company sold its 50% owned joint venture in the United Kingdom (Premier Custodial Group Limited) on July 2, 2003. These entities and their subsidiaries are accounted for under the equity method in the periods owned.

South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited commenced operations on their first prison in fiscal 2002. Total equity in undistributed earnings for South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited before income taxes, for the thirteen weeks ending March 28, 2004 and March 30, 2003 was $0.4 million and $0.3 million, respectively.

A summary of financial data for the Company’s equity affiliates in South Africa is as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Statement of Operations Data
Revenues	$10,355	$8,239
Operating income	3,002	2,435
Net income	310	203
Balance Sheet Data
Current assets	$12,077	$7,580
Noncurrent assets	62,560	52,045
Current liabilities	5,031	3,268
Noncurrent liabilities	69,238	56,468
Stockholders’equity (deficit)	368	(111)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes certain financial information pertaining to the United Kingdom joint venture for the thirteen weeks ended March 30, 2003 (in thousands):

Thirteen Weeks Ended
March 30, 2003
Statement of Operations Data
Revenues	$50,981
Operating income	1,596
Net income	1,037

9. BENEFIT PLANS

During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans.

The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Service cost	$75	$63
Interest cost	204	192
Amortization of unrecognized net actuarial loss	101	270
Amortization of prior service cost	270	44

Net periodic benefit cost	$650	$569

There were no assets in the plan as of March 28, 2004 or March 30, 2003.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003 the FASB issued FIN No. 46 (revised) which replaced FIN No. 46. The application of FIN 46 (revised) did not have a material effect on the Company’s financial position, results of operations and cash flows.

THE GEO GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and our earnings press release dated May 6, 2004 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana and McFarland facilities, or to sublease or coordinate the sale of the facilities with the owner of the properties, Correctional Properties Trust (“CPV”);

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

•	our ability to effectively internalize information technology related functions and services previously provided to us by The Wackenhut Corporation, our former parent company, and

THE GEO GROUP, INC.

•	other factors contained in our filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 28, 2003, filed with the SEC on March 10, 2004, for further discussion and analysis of information pertaining to our results of operations, liquidity and capital resources.

     CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 2 to our financial statements on Form 10-K for the year ended December 28, 2003.

     REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, as amended by SAB No. 104, and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

We extend credit to the governmental agencies contracted with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     PROPERTY AND EQUIPMENT

As of March 28, 2004, we had approximately $200.2 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows

THE GEO GROUP, INC.

resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended March 28, 2004. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

     INCOME TAXES

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of net assets. At March 28, 2004, we had net deferred tax assets of approximately $17.7 million. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, and estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

     RESERVES FOR INSURANCE LOSSES

Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by The Wackenhut Corporation and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising from our U.S. operations that have an occurrence date of October 2, 2002 or later, our coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, we have a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our correctional facilities, we have a deductible of $1.0 million per claim and primary coverage of $5.0 million per claim (up to a limit of $5.0 million for all claims in the aggregate). For claims relating to medical malpractice at our mental health facilities, we have a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods during which we were uninsured for claims relating to medical malpractice at our mental health facilities. For claims relating to workers’ compensation, we maintain statutory coverage as determined by state and/or local law and, as a result, our coverage varies among the various jurisdictions in which we operate. We carry no insurance for claims relating to employment matters. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand. Because our insurance policies have high deductible amounts, losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. We use judgments in assessing loss estimates that are based on actual claim amounts and loss development experience considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

     LITIGATION AND CONTINGENCIES

Our contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the First Quarter of 2004 on December 31, 2003. Even though we no longer operate the McFarland facility, we will continue to be responsible for payments on the underlying lease of the facility with CPV through 2008, when the lease is scheduled to expire. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If we are unable to find an appropriate correctional use for the facility or sublease the facility, we will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $3.0 million through April 28, 2008.

During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on the underlying lease of the inactive facility. During 2003, we incurred an operating charge of $5.0 million to cover our anticipated losses under the lease for the facility through January 2006, when we estimate that an alternative correctional use for the facility may be identified or a sublease for the facility may be in place, and to provide an estimated discount to sublease the facility to prospective sublessees. We have incurred additional operating charges in prior periods related to lease payments for the facility. We are continuing our efforts to find an alternative correctional use or sublease for the facility. If we are unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

THE GEO GROUP, INC.

We are currently defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all our current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. We are unable to predict the ultimate outcome due to the current procedural posture of the lawsuit. While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, our management believes that the ultimate resolution of these matters, if settled unfavorably to us, could have a material adverse effect on our financial position, operating results and cash flows. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit. We are vigorously defending our rights in this action.

The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except for any potential losses related to the wage and hour matter described above, we do not expect the outcome of any pending legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this report.

The discussion of our operating results below excludes the results of our discontinued operations, due to the termination of our management contract with the Department of Immigration, Multicultural and Indigenous Affairs, for all periods presented. The Company, through its Australian subsidiary, had a contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) for the management and operation of Australia’s immigration centers. The contract was not renewed, and effective February 29, 2004, the Company completed the transition of the contract and exited the management and operation of the DIMIA centers.

Comparison of Thirteen Weeks Ended March 28, 2004 and Thirteen Weeks Ended March 30, 2003

Revenues increased by 9.0% to $142.6 million in the thirteen weeks ended March 28, 2004 (“First Quarter 2004”) from $130.8 million in the thirteen weeks ended March 30, 2003 (“First Quarter 2003”). Approximately $4.4 million of the increase in revenues is due to the opening of the Lawrenceville Correctional Facility at the end of the First Quarter 2003. Revenues also increased $4.6 million due to a strengthening of the Australian dollar in the First Quarter 2004 as compared to the First Quarter 2003. Additionally, revenues increased due to higher occupancy rates and contractual adjustments for inflation in the First Quarter 2004. Revenues were negatively offset by $2.6 million in the First Quarter 2004 as compared to the First Quarter 2003 due to the non renewal of the management contracts for the Willacy State Jail and John R. Lindsey State Jail, offset by the opening of the Sanders Estes Correctional Facility in Texas in January 2004. The closure of the McFarland CCF State Correctional Facility on December 31, 2003 led to a decrease in revenues of $0.9 million in the First Quarter 2004 as compared to the First Quarter 2003.

The number of compensated resident days in domestic facilities increased to 2,379,071 in First Quarter 2004 from 2,302,787 in First Quarter 2003. This increase was largely attributable to the Lawrenceville Correctional Facility being open for all of the First Quarter 2004. The average facility occupancy in domestic facilities was 99.6% of capacity in First Quarter 2004 compared to 99.3% in First Quarter 2003. Compensated resident days in Australian facilities increased to 241,023 from 212,826 for the comparable periods due to slightly higher occupancy levels.

THE GEO GROUP, INC.

Operating expenses increased by 10.0% to $121.2 million in First Quarter 2004 compared to $110.2 million in First Quarter 2003. As a percentage of revenue, operating expenses increased to 85.1% in First Quarter 2004 from 84.3% in First Quarter 2003. The increase in operating expense is primarily attributable to the opening of the Lawrenceville Correctional Facility in March 2003, and the strengthening of the Australian dollar. The increase in operating expenses as a percentage of revenue reflects costs associated with winding down the contracts for the Willacy State Jail and the John R. Lindsey State Jail in Texas, as well as start-up costs associated with our new contract to manage the Sanders Estes Correctional Facility. Additionally, the increase in the First Quarter 2004 reflects approximately $1.3 million in expenses for uninsured legal claims.

Depreciation and amortization increased by 7.7% to $3.4 million in the First Quarter 2004 compared to $3.1 million in First Quarter 2003. As a percentage of revenue, depreciation and amortization remained at 2.4% in both First Quarter 2004 and First Quarter 2003.

General and administrative expenses increased 25.2% to $11.2 million in First Quarter 2004 from $8.9 million in First Quarter 2003. As a percentage of revenue, general and administrative expenses increased to 7.9% in First Quarter 2004 from 6.8% in First Quarter 2003, due to an increase in accounting and legal fees, other professional fees, travel costs, and increased headcount. The increase in headcount is attributable in part to increased personnel retained as a result of the internalization of information technology functions and services previously outsourced to The Wackenhut Corporation.

Operating income decreased by 20.8% to $6.8 million in First Quarter 2004 from $8.5 million in First Quarter 2003. As a percentage of revenue, operating income decreased to 4.7% in First Quarter 2004 from 6.5% in First Quarter 2003 due to the factors discussed above.

Interest income was $2.3 million during First Quarter 2004 compared to $1.1 million in First Quarter 2003, primarily resulting from an increase in invested cash balances.

Interest expense was $5.8 million during First Quarter 2004 compared to $3.0 million in First Quarter 2003. This increase is primarily attributable to interest expense associated with the $150.0 million in 8 1/4% senior notes we issued in July 2003 (the “Notes”).

Income before income taxes, equity in earnings of affiliates and discontinued operations decreased to $3.2 million in First Quarter 2004 from $6.6 million in First Quarter 2003 due to the factors described above.

Provision for income taxes decreased to $1.4 million in First Quarter 2004 from $2.9 million in First Quarter 2003 due to lower taxable income.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.3 million in First Quarter 2004 from $0.6 million in First Quarter 2003 due to the sale of our interest in Premier Custodial Group Limited, our United Kingdom joint venture in July 2003.

Net income decreased to $2.4 million in First Quarter 2004 from $5.2 million in First Quarter 2003 as a result of the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations and borrowings under the $50.0 million revolving portion of its Senior Credit Facility. Management expects that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 28, 2004, we had $16.2 million available for borrowing under the revolving portion of the Company’s Senior Credit Facility.

Senior Credit Facility

The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, give us flexibility to make certain information technology related capital expenditures and provide us the additional time to reinvest the proceeds from the sale of Premier Custodial Group Limited. At March 28, 2004, $97.5 million was outstanding under the Term Loan Facility, there were borrowings of $5 million under the Revolving Credit Facility, and there was $28.8 million outstanding under letters of credit. In the event we use the net proceeds from the sale of Premier Custodial Group to pay down a portion of the Term Loan, we would be required to write off approximately $1 million in deferred financing costs.

THE GEO GROUP, INC.

All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in all of our present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

Indebtedness under the Revolving Credit Facility portion of the Senior Credit Facility bears interest at our option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at the London inter-bank offered rate (“LIBOR”) plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Revolving Credit Facility currently bear interest at LIBOR plus a spread of 2.25%. The Term Loan Facility bears interest at our option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.25 to 1.00 for the First Quarter 2004, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.75 to 1.00 through September 25, 2004, which reduces thereafter to 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that our capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures. We were in compliance with the covenants of the Senior Credit Facility as of March 28, 2004.

The Senior Credit Facility also requires us to maintain a minimum net worth, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period, equal to $140.0 million, plus the amount of the net gain from the sale of our interest in Premier Custodial Group Limited, our United Kingdom joint venture, which is approximately $32.7 million, minus the $132.0 million we used to complete the share purchase from Group 4 Falck, plus 50% of our consolidated net income earned during each full fiscal quarter ending after the date of the Senior Credit Facility, plus 50% of the aggregate increases in our consolidated shareholders’ equity that are attributable to the issuance and sale of equity interests by us or any of our restricted subsidiaries (excluding intercompany issuances).

The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’ security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations.

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

THE GEO GROUP, INC.

Senior 8 1/4% Notes

In 2003 we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8.25%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, or repurchase our common stock, or prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We were in compliance with all of the covenants of the Notes as of March 28, 2004. Under the terms of the indenture governing the Notes, we have an obligation to use the net proceeds from the sale of its interest in Premier Custodial Group Limited in the amount of $52.0 million by June 28, 2004 to enter into a definitive agreement to reinvest in certain permitted businesses or assets, to repay indebtedness outstanding under the amended Senior Credit Facility or to make an offer to repurchase the Notes.

The covenants in the Indenture can substantially restrict our business operations. The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

At March 28, 2004, we also had outstanding ten letters of guarantee totaling approximately $6.8 million under separate international facilities. We do not have any off balance sheet arrangements.

Cash and cash equivalents as of March 28, 2004 were $69.1 million, an increase of $10.4 million from December 28, 2003.

Cash provided by operating activities of continuing operations amounted to $2.9 million in the thirteen weeks ended March 28, 2004 (“First Quarter 2004”) versus cash provided by operating activities of continuing operations of $12.2 million in the thirteen weeks ended March 30, 2003 (“First Quarter 2003”). Cash provided by continuing operations in First Quarter 2004 was negatively impacted by a decrease in accruals which is attributable largely to a decrease in accrued interest associated with the Notes, due to the semi annual payment schedule. Cash provided by continuing operations in the First Quarter 2004 was positively affected by a decrease in accounts receivable which is primarily due to the loss of three domestic contracts offset slightly by the increase of two additional contracts.

Cash used in investing activities amounted to $2.4 million and $2.3 million in First Quarter 2004 and First Quarter 2003, respectively. The change is due to slightly higher capital expenditures in the First Quarter 2004 as compared to the First Quarter 2003.

There was $3.4 million in cash provided by financing activities in the First Quarter 2004 as compared to $1.0 million in cash provided by financing activities in First Quarter 2003. Cash used in financing activities in the First Quarter 2004 reflect payments of $1.3 million on the Term Loan Facility, and $5.0 million in payments on borrowings under the Revolver Credit Facility. The $10.0 million proceeds from debt reflect borrowings under the Revolving Credit Facility in First Quarter 2004.

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The fair value of the swaps was $1.8 million and $0.7 million as of March 28, 2004 and December 28, 2003, respectively and are included as an adjustment to the carrying value of the Notes and in other non current assets in the accompanying balance sheets.

Our wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to us. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian

THE GEO GROUP, INC.

banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined that the swap is an effective cash flow hedge and we record changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of March 28, 2004 and December 28, 2003 was $6.1 million and $5.2 million, respectively and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

Current cash requirements consist of amounts needed for working capital, capital expenditures and supply purchases and investments in joint ventures. Some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures would, if made, be recovered. Based on current estimates of our capital needs, our management expects that capital expenditures will not exceed $12.0 million during the remainder of the fiscal year, and will be funded through capital expenditures from cash from operations.

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

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003 the FASB issued FIN No. 46 (revised) which replaced FIN No. 46. The application of FIN 46 (revised) did not have a material effect on the Company’s financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to interest rate swap agreements. Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. For every one percent increase in the interest rate applicable to the $50.0 million swap agreements on the Notes, our total annual interest expense will increase by $0.5 million.

We are also exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $98.8 million as of December 28, 2003, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $1 million.

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at December 28, 2003, every 10 percent change in historical currency rates would have approximately a $3.0 million effect on our financial position and approximately a $1 million impact on our results of operations over the next fiscal year.

We have entered into certain interest rate swap arrangements fixing the interest rate on our Australian non-recourse debt to 9.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective

THE GEO GROUP, INC.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE GEO GROUP, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently defending a wage and hour lawsuit filed in California state court by ten current and former employees. The employees are seeking certification of a class which would encompass all our current and former California employees in certain selected posts. Discovery is underway and the court has yet to hear the plaintiffs’ certification motion. We are unable to predict the ultimate outcome due to the current procedural posture of the lawsuit. While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, our management believes that the ultimate resolution of these matters, if settled unfavorably to us, could have a material adverse effect on our financial position, operating results and cash flows. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit. We are vigorously defending our rights in this action.

The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except for any potential losses related to the wage and hour matter described above, we do not expect the outcome of any pending legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K – The Company filed a Form 8-K, Item 12, on February 6, 2004.

THE GEO GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.
Date: May 7, 2004	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)