Form 10-Q
period 2004-06-27
GEO GROUP INC
filed 2004-08-06
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _________

Commission file number 1-14260

The GEO Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0043078

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Park Place, 621 NW 53rd Street, Suite 700,
Boca Raton, Florida	33487

(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

At August 2, 2004, 9,359,236 shares of the registrant’s Common Stock were issued and outstanding.

THE GEO GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 27, 2004 AND JUNE 29, 2003
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	$146,726	$137,168	$289,277	$267,968
Operating expenses	122,864	114,978	244,101	225,201
Depreciation and amortization	3,402	3,556	6,767	6,679
General and administrative expenses	10,782	10,115	21,973	19,050

Operating income	9,678	8,519	16,436	17,038
Interest income	2,464	1,415	4,792	2,544
Interest expense	(5,972)	(3,088)	(11,812)	(6,091)

Income before taxes, equity in earnings of affiliates and discontinued operations	6,170	6,846	9,416	13,491
Provision for income taxes	2,432	2,984	3,838	5,908
Equity in earnings of affiliates, net of income tax of $257, $1,042, $482 and $1,491	355	1,438	665	2,058

Income from continuing operations	4,093	5,300	6,243	9,641
Income (loss) from discontinued operations, net of tax (benefit) of ($152), $428, ($45) and $784	(354)	999	(105)	1,830

Net income	$3,739	$6,299	$6,138	$11,471

Weighted-average common shares outstanding:
Basic	9,342	21,274	9,337	21,260

Diluted	9,716	21,412	9,719	21,368

Income per common share:
Basic:
Income from continuing operations	$0.44	$0.25	$0.67	$0.45
Income (loss) from discontinued operations	(0.04)	0.05	(0.01)	0.09

Net income per share-basic	$0.40	$0.30	$0.66	$0.54

Diluted:
Income from continuing operations	$0.42	$0.24	$0.64	$0.45
Income (loss) from discontinued operations	(0.04)	0.05	(0.01)	0.09

Net income per share-diluted	$0.38	$0.29	$0.63	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 27, 2004 AND DECEMBER 28, 2003
(In thousands except share data)
(UNAUDITED)

	June 27, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$78,325	$58,679
Accounts receivable, less allowance for doubtful accounts of $1,226 and $1,255	81,292	87,184
Deferred income tax asset	13,158	11,839
Other	9,762	10,536
Current assets of discontinued operations	3,867	17,408

Total current assets	186,404	185,646

Restricted cash	3,502	55,794
Property and equipment, net	198,118	201,339
Deferred income tax asset	4,027	4,980
Direct finance lease receivable	39,419	42,379
Other non current assets	16,155	16,976
Other assets of discontinued operations	—	176

	$447,625	$507,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,748	$20,667
Accrued payroll and related taxes	17,623	14,293
Accrued expenses	58,643	61,783
Current portion of deferred revenue	1,844	1,811
Current portion of long-term debt and non-recourse debt	5,253	7,107
Current liabilities of discontinued operations	1,330	7,778

Total current liabilities	99,441	113,439

Deferred revenue	5,242	6,197
Other non current liabilities	17,915	18,851
Long-term debt	194,414	239,465
Non-recourse debt	39,419	42,379
Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 9,352,565 and 9,332,552 shares issued and outstanding	94	93
Additional paid-in capital	64,844	64,605
Retained earnings	162,742	156,605
Accumulated other comprehensive loss	(4,606)	(2,464)
Treasury stock, 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	91,194	86,959

	$447,625	$507,290

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JUNE 27, 2004 AND JUNE 29, 2003
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Income from continuing operations	$6,243	$9,641
Adjustments to reconcile income from continuing operations to net cash provided by operating activities— Depreciation and amortization	6,767	6,919
Amortization of original issue discount and debt issue costs	468	239
Deferred tax benefit	(626)	(2,203)
Provision for doubtful accounts	398	140
Equity in earnings of affiliates, net of tax	(665)	(2,058)
Tax benefit related to employee stock options	140	113
Changes in assets and liabilities:
Accounts receivable	5,130	(5,579)
Other current assets	598	5,481
Other assets	(890)	(1,816)
Accounts payable and accrued expenses	(6,187)	5,527
Accrued payroll and related taxes	3,754	(3,792)
Deferred revenue	(922)	(952)
Other liabilities	(2,684)	2,590

Net cash provided by operating activities of continuing operations	11,524	14,250
Net cash provided by operating activities of discontinued operations	6,620	7,984

Net cash provided by operating activities	18,144	22,234

Cash flows used in investing activities:
Investments in and advances to affiliates	—	203
Capital expenditures	(4,185)	(4,222)
Decrease in restricted cash	52,000	—
Other	59	—

Net cash provided by (used in) investing activities	47,874	(4,019)

Cash flows from financing activities:
Proceeds from long-term debt	10,000	2,324
Payments on debt	(56,191)	(312)
Dividends received from equity affiliate	430	—
Proceeds from exercise of stock options	99	203

Net cash (used in) provided by financing activities	(45,662)	2,215

Effect of exchange rate changes on cash	(1,256)	3,285

Net increase in cash and cash equivalents	19,100	23,715
Cash and cash equivalents, beginning of period *	62,817	35,240

Cash and cash equivalents, end of period **	$81,917	$58,955

Supplemental disclosures:
Cash paid for income taxes	$5,864	$8,153

Cash paid for interest	$10,668	$4,364

*	Includes cash and cash equivalents of discontinued operation of $4,138 and $2,361 for the twenty-six weeks ended June 27, 2004 and June 29, 2003, respectively.

**	Includes cash and cash equivalents of discontinued operations of $3,592 and $140 for the twenty-six weeks ended June 27, 2004 and June 29, 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to The Company’s Form 10-K for the year ended December 28, 2003. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the twenty-six weeks ended June 27, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2005.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2004 for the fiscal year ended December 28, 2003. Certain amounts in the prior period have been reclassified to conform to the current presentation.

2. EQUITY INCENTIVE PLANS

The Company accounts for stock option plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation has been recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net income:
As reported	$3,739	$6,299	$6,138	$11,471
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(230)	(323)	(395)	(396)

Pro forma net income	$3,509	$5,976	$5,743	$11,075

Basic earnings per share:
As reported	$0.40	$0.30	$0.66	$0.54
Pro forma	$0.38	$0.28	$0.62	$0.52
Diluted earnings per share:
As reported	$0.38	$0.29	$0.63	$0.54
Pro forma	$0.36	$0.28	$0.59	$0.52

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the Thirteen and Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003
Expected volatility factor	48%	49%
Approximate risk free interest rate	3.5%	2.2%
Expected lives	4.5 years	4.4 years

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

4. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$3,739	$6,299	$6,138	$11,471
Change in foreign currency translation, net of income tax benefit (expense) of $1,707, ($2,591), $2,498 and ($3,999), respectively	(2,668)	4,053	(3,902)	6,255
Minimum pension liability adjustment, net of income tax benefit (expense) of $214, ($55), $185 and ($120), respectively	(297)	86	(256)	187
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of ($1,138), $760, ($851) and $1,009, respectively	2,606	(1,188)	2,016	(1,578)

Comprehensive income	$3,380	$9,250	$3,996	$16,335

5. EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended June 27, 2004 and June 29, 2003 as follows (in thousands except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$3,739	$6,299	$6,138	$11,471
Basic earnings per share:
Weighted average shares outstanding	9,342	21,274	9,337	21,260

Per share amount	$0.40	$0.30	$0.66	$0.54

Diluted earnings per share:
Weighted average shares outstanding	9,342	21,274	9,337	21,260
Effect of dilutive securities:
Employee and director stock options	374	138	382	108

Weighted average shares assuming dilution	9,716	21,412	9,719	21,368

Per share amount	$0.38	$0.29	$0.63	$0.54

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen Weeks

Options to purchase 330,600 shares of the Company’s common stock, with exercise prices ranging from $21.50 to $26.88 per share and expiration dates between 2006 and 2014, were outstanding at the thirteen weeks ended June 27, 2004, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirteen weeks ended June 29, 2003, outstanding options to purchase 996,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2005 and 2013 were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

Twenty-six Weeks

Options to purchase 252,000 shares of the Company’s common stock, with exercise prices ranging from $22.63 to $26.88 per share and expiration dates between 2006 and 2014, were outstanding at the twenty-six weeks ended June 27, 2004, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the twenty-six weeks ended June 29, 2003, outstanding options to purchase 1,071,600 shares of the Company’s common stock, with exercise prices ranging from $11.88 to $26.88 and expiration dates between 2005 and 2013 were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

6. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of the Company’s interest in Premier Custodial Group Limited. On June 25, 2004, the Company used $43.0 million of the net proceeds from the sale of Premier Custodial Group to permanently reduce the Term Loan Facility. The Company also wrote off approximately $0.3 million in deferred financing costs related to this payment. At June 27, 2004, there were borrowings of $53.3 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $28.9 million outstanding in letters of credit under the Revolving Credit Facility.

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

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the ten-year $150.0 million, 8 1/4% senior notes, referred to as the Notes, due to changes in underlying interest rates. Changes in the fair value of

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50 million amount. The fair value of the swaps was ($0.7) million and $0.7 million as of June 27, 2004 and December 28, 2003, respectively and they are included as an adjustment to the carrying value of the Notes and in other non current liabilities and other non current assets, respectively in the accompanying balance sheets.

Our wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to us. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined that the swap is an effective cash flow hedge and we record changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of June 27, 2004 and December 28, 2003 was $2.4 million and $5.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the first quarter of 2004, on December 31, 2003. Even though the Company no longer operates the McFarland facility, the Company will continue to be responsible for payments on the underlying lease of the facility with Correctional Properties Trust (“CPV”) through 2008, when the lease is scheduled to expire. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If the Company is unable to find an appropriate correctional use for the facility or sublease the facility, the Company will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $2.9 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through 2009. During 2003, the Company incurred an operating charge of $5.0 million to cover its anticipated losses under the lease for the facility through January 2006, when the Company estimates that an alternative correctional use for the facility may be identified or a sublease for the facility may be in place, and to provide an estimated discount to sublease the facility to prospective sublessees. The Company has incurred additional operating charges in prior periods related to lease payments for the facility. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. In accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, all terminations initiated before December 31, 2002, shall be accounted for under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

LEGAL

The Company is defending a wage and hour lawsuit filed in California state court by ten current and former employees (Salas at el v. WCC). The Superior Court of California in Kern County has preliminarily approved a settlement of this lawsuit. The settlement is subject to final approval by the court upon the expiration of a 30-day claim filing period for the plaintiffs in the lawsuit. As part of the settlement, the Company would make a cash payment to certain of the Company’s former California employees and provide certain non-cash considerations to our current California employees who were a part of the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our Human Resources Department, and changes in certain operational procedures at our correctional facilities in California. The settlement would encompass all of the Company’s current and former employees in California through the approval date of the settlement and would constitute a full and final settlement of all actual and potential wage and hour claims against the Company in California for the period preceding July 29, 2004.

The Company is fully reserved for this preliminary settlement. If the settlement is approved, the Company believes that the lawsuit will not have a material adverse effect on the Company’s financial condition and results of operations. However, we cannot assure you that the settlement will receive final court approval. If the settlement is not approved, the Company may have to further litigate this lawsuit and, if the lawsuit is later settled or decided on terms less favorable to the Company than the terms of the preliminary settlement, we cannot estimate the amount of losses or costs that we may incur as a result of the lawsuit and such losses or costs may exceed amounts for which the Company has reserved. In such event, management believes that the lawsuit could have a material adverse effect on the Company’s financial condition and results of operations. The Company is uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend the Company’s rights. However, based on management’s preliminary review of the claim, we believe that, if settled unfavorably to the Company, this matter could have a material adverse effect on the Company’s financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.

The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

8. DOMESTIC AND INTERNATIONAL OPERATIONS

     A summary of domestic and international operations is presented below (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues
U.S. operations	$125,717	$122,323	$246,118	$235,828
Australian operations	21,009	14,845	43,159	32,140

Total revenues	$146,726	$137,168	$289,277	$267,968

Operating Income
U.S. operations	$7,994	$7,822	$13,616	$15,385
Australian operations	1,684	697	2,820	1,653

Total operating income	$9,678	$8,519	$16,436	$17,038

	As of
	June 27, 2004	December 28, 2003
Long-lived Assets
U.S. operations	$191,824	$194,467
Australian operations	6,294	6,872

Total long-lived assets	$198,118	$201,339

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

South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited commenced operations on their first prison in fiscal 2002. Total equity in undistributed earnings for South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited before income taxes, for the twenty-six weeks ending June 27, 2004 and June 29, 2003 was $1.2 million and $1.1 million, respectively.

A summary of financial data for the Company’s equity affiliates in South Africa is as follows (in thousands):

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003
Statement of Operations Data
Revenues	$21,076	$17,445
Operating income	6,192	5,126
Net income	697	683
Balance Sheet Data
Current assets	$15,957	$10,955
Noncurrent assets	64,568	55,475
Current liabilities	5,767	4,330
Noncurrent liabilities	74,627	62,107
Stockholders’equity (deficit)	131	(7)

The following table summarizes certain financial information pertaining to the United Kingdom joint venture for the twenty-six weeks ended June 29, 2003 (in thousands):

Twenty-six Weeks Ended
June 29, 2003
Statement of Operations Data
Revenues	$114,852
Operating income	7,791
Net income	3,486

9. BENEFIT PLANS

During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.

The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$77	$63	$152	$126
Interest cost	207	192	411	384
Amortization of unrecognized net actuarial loss	101	44	202	88
Amortization of prior service cost	270	270	540	540

Net periodic benefit cost	$655	$569	$1,305	$1,138

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

THE GEO GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and our earnings press release dated August 5, 2004 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana and McFarland facilities, or to sublease or coordinate the sale of the facilities with the owner of the properties, Correctional Properties Trust (“CPV”);

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

•	our ability to effectively internalize information technology related functions and services previously provided to us by The Wackenhut Corporation, our former parent company; and

•	other factors contained in our filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.

THE GEO GROUP, INC.

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

REVENUE RECOGNITION

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, as amended by SAB No. 104, and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

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

DEBT ISSUANCE COSTS

Debt issuance costs totaling $6.2 million are included in other non current assets in the consolidated balance sheets as of June 27, 2004. Debt issuance costs related to the term loan under the Senior Credit Facility are amortized into expense using the effective interest method. All other debt issuance costs are amortized into expense on a straight line basis, which is not materially different than the interest method, over the term of the related debt.

PROPERTY AND EQUIPMENT

As of June 27, 2004, we had approximately $198.1 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported

THE GEO GROUP, INC.

at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended June 27, 2004. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

INCOME TAXES

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of net assets. At June 27, 2004, we had net deferred tax assets of approximately $17.2 million. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, and estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

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

COSTS OF ACQUISITION OPPORTUNITIES

Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where we are the acquiring company are capitalized as part of the cost of the acquisition. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

LITIGATION AND CONTINGENCIES

Our contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the First Quarter of 2004 on December 31, 2003. Even though we no longer operate the McFarland facility, we will continue to be responsible for payments on the underlying lease of the facility with CPV through 2008, when the lease is scheduled to expire. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If we are unable to find an appropriate correctional use for the facility or sublease the facility, we will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with Statement of Financial Accounting Standards (“FAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $2.9 million through April 28, 2008.

During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on the underlying lease of the inactive facility. During 2003, we incurred an operating charge of $5.0 million to cover our anticipated losses

THE GEO GROUP, INC.

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

We are defending a wage and hour lawsuit filed in California state court by ten current and former employees (Salas at el v. WCC). The Superior Court of California in Kern County has preliminarily approved a settlement of this lawsuit. The settlement is subject to final approval by the court upon the expiration of a 30-day claim filing period for the plaintiffs in the lawsuit. As part of the settlement, we would make a cash payment to certain of our former California employees and provide certain non-cash considerations to our current California employees who were a part of the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our Human Resources Department, and changes in certain operational procedures at our correctional facilities in California. The settlement would encompass all of our current and former employees in California through the approval date of the settlement and would constitute a full and final settlement of all actual and potential wage and hour claims against us in California for the period preceding July 29, 2004.

We are fully reserved for this preliminary settlement. If the settlement is approved, we believe that the lawsuit will not have a material adverse effect on our financial condition and results of operations. However, we cannot assure you that the settlement will receive final court approval. If the settlement is not approved, we may have to further litigate this lawsuit and, if the lawsuit is later settled or decided on terms less favorable to us than the terms of the preliminary settlement, we cannot estimate the amount of losses or costs that we may incur as a result of the lawsuit and such losses or costs may exceed amounts for which we have reserved. In such event, management believes that the lawsuit could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”). The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. However, based on management’s preliminary review of the claim, we believe that, if settled unfavorably to us, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.

The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this report.

The discussion of our operating results from continuing operations below excludes the results of our discontinued operations resulting from the termination of our management contract with the DIMIA for all periods presented. Through our Australian subsidiary, we had a contract with the DIMIA for the management and operation of Australia’s immigration centers. The contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers.

Comparison of Thirteen Weeks Ended June 27, 2004 and Thirteen Weeks Ended June 29, 2003

Revenues increased by 7.0% to $146.7 million in the thirteen weeks ended June 27, 2004 (“Second Quarter 2004”) from $137.2 million in the thirteen weeks ended June 29, 2003 (“Second Quarter 2003”). Approximately $3.2 million of the increase in revenues is attributable to higher occupancy rates and contractual adjustments for inflation at our Australian facilities, and approximately $3.0 million of the increase is due to the strengthening of the Australian dollar in the Second Quarter 2004 as compared to the Second Quarter 2003. Revenue also increased approximately $2.4 million in Second Quarter 2004 compared to Second Quarter 2003 due to the opening of the Sanders Estes Correctional Facility in Texas in January 2004. Revenues also increased $3.6 million related to construction revenue earned during the Second Quarter 2004 with no related revenue in the Second Quarter 2003. Additionally, revenues increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. Revenues were negatively offset by $6.5 million in the Second Quarter 2004 as compared to the Second Quarter 2003 due to the non renewal of the

THE GEO GROUP, INC.

management contracts for the Willacy State Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003.

The number of compensated resident days in domestic facilities increased to 2,621,714 in Second Quarter 2004 from 2,440,848 in Second Quarter 2003. The average facility occupancy rate in domestic facilities was 99.1% of capacity in Second Quarter 2004 compared to 99.2% in Second Quarter 2003. Compensated resident days in Australian facilities increased to 243,681 from 215,528 in the Second Quarter 2004 as compared to the Second Quarter 2003.

Operating expenses increased by 6.9% to $122.9 million in Second Quarter 2004 compared to $115.0 million in Second Quarter 2003. As a percentage of revenue, operating expenses remained fairly consistent at 83.7% in Second Quarter 2004 from 83.8% in the comparable period in 2003.

Depreciation and amortization decreased by 4.3% to $3.4 million in Second Quarter 2004 compared to $3.6 million in Second Quarter 2003. As a percentage of revenue, depreciation and amortization decreased to 2.3% in Second Quarter 2004 from 2.6% in the comparable period in 2003.

General and administrative expenses increased 6.6% to $10.8 million in Second Quarter 2004 from $10.1 million in Second Quarter 2003. The increase in general and administrative expenses is primarily attributable to a rise in accounting and legal fees and rent expense, and increased headcount. As a percentage of revenue, general and administrative expenses decreased to 7.3% in Second Quarter 2004 from 7.4% in Second Quarter 2003. The increase in headcount is attributable in part to increased personnel retained as a result of the internalization of information technology functions and services previously outsourced to The Wackenhut Corporation.

Operating income increased by 13.6% to $9.7 million in Second Quarter 2004 from $8.5 million in Second Quarter 2003. As a percentage of revenue, operating income increased to 6.6% in Second Quarter 2004 from 6.2% in Second Quarter 2003. The increase in operating income is primarily attributable to the factors discussed above.

Interest income was $2.5 million during Second Quarter 2004 compared to $1.4 million in Second Quarter 2003 resulting from an increase in invested cash balances.

Interest expense was $6.0 million during Second Quarter 2004 compared to $3.1 million in Second Quarter 2003 primarily due to overall increased debt service resulting from interest expense associated with the $150.0 million in 8 1/4 % senior notes we issued in July 2003 (the “Notes”) and increased borrowings under our Senior Credit Facility. Interest expense also increased as a result of $0.3 million of debt issuance costs that were expensed in connection with the $43 million payment related to the Senior Credit Facility in the Second Quarter 2004.

Income before income taxes, equity in earnings of affiliates and discontinued operations decreased to $6.2 million in Second Quarter 2004 from $6.8 million in Second Quarter 2003 due to the factors described above.

Provision for income taxes decreased to $2.4 million in Second Quarter 2004 from $3.0 million in Second Quarter 2003 due to lower taxable income and a slightly lower effective rate.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.4 million in Second Quarter 2004 from $1.4 million in Second Quarter 2003 due to the sale of our interest in Premier Custodial Group Limited, our United Kingdom joint venture in July 2003.

Income from continuing operations decreased to $4.1 million in Second Quarter 2004 from $5.3 million in Second Quarter 2003 as a result of the factors described above.

Income from discontinued operations decreased to a loss of $0.4 million in Second Quarter 2004 compared to income from discontinued operations of $1.0 million in Second Quarter 2003. The loss in the Second Quarter 2004 relates to close out costs of the DIMIA contract with no associated services.

Net income decreased to $3.7 million in Second Quarter 2004 from $6.3 million in Second Quarter 2003, also as a result of the factors described above.

Comparison of Twenty-six Weeks Ended June 27, 2004 and Twenty-six Weeks Ended June 29, 2003

Revenues increased by 8.0% to $289.3 million in the twenty-six weeks ended June 27, 2004 (“First Half 2004”) from $268.0 million in the twenty-six weeks ended June 29, 2003 (“First Half 2003”). Approximately $7.0 million of the increase in revenues is due to the opening of new facilities, which is offset by $11.9 million due to the non renewal of the management contracts for the Willacy State

THE GEO GROUP, INC.

Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003. Revenues also increased $3.6 million related to construction revenue earned during the First Half 2004 with no related construction revenue in the First Half 2003. Additionally, revenues increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. Australian revenues increased approximately $4.5 million due to higher occupancy rates and contractual adjustments for inflation, and approximately $6.5 million due to a strengthening Australian dollar.

The number of compensated resident days in domestic facilities increased to 5,000,785 in First Half 2004 from 4,743,635 in First Half 2003. The average facility occupancy rate in domestic facilities was 99.3% of capacity in First Half 2004 compared to 99.0% in First Half 2003. Compensated resident days in Australian facilities increased to 484,704 from 428,354 for the comparable periods.

Operating expenses increased by 8.4% to $244.1 million in First Half 2004 compared to $225.2 million in First Half 2003. As a percentage of revenue, operating expenses increased to 84.4% in First Half 2004 from 84.0% in the comparable period in 2003. The increase in operating expenses reflects the opening of the Lawrenceville Correctional Facility in March 2003.

Depreciation and amortization increased by 1.3% to $6.8 million in First Half 2004 compared to $6.7 million in First Half 2003. As a percentage of revenue, depreciation and amortization decreased to 2.3% in First Half 2004 from 2.5% in the comparable period in 2003.

General and administrative expenses increased 15.3% to $22.0 million in First Half 2004 from $19.1 million in First Half 2003. As a percentage of revenue, general and administrative expenses increased to 7.6% in First Half 2004 from 7.1% in First Half 2003. The increase in general and administrative expenses is primarily attributable to a rise in accounting and legal fees and rent expense and travel costs and increased headcount. The increase in headcount is attributable in part to increased personnel retained as a result of the internalization of information technology functions and services previously outsourced to The Wackenhut Corporation.

Operating income decreased by 3.5% to $16.4 million in First Half 2004 from $17.0 million in First Half 2003. As a percentage of revenue, operating income decreased to 5.7% in First Half 2004 from 6.4% in First Half 2003 due to the factors discussed above.

Interest income was $4.8 million during First Half 2004 compared to $2.5 million in First Half 2003 resulting from an increase in invested cash balances.

Interest expense was $11.8 million during First Half 2004 compared to $6.1 million in First Half 2003 primarily due to overall increased debt service resulting from interest expense associated with the Notes and increased borrowings under our Senior Credit Facility. Interest expense also increased as a result of $0.3 million of debt issuance costs that were written off in connection with the $43 million payment related to the Senior Credit Facility in the Second Quarter 2004.

Income before income taxes, equity in earnings of affiliates and discontinued operations decreased to $9.4 million in First Half 2004 as compared to $13.5 million in First Half 2003 due to the factors described above.

Provision for income taxes decreased to $3.8 million in First Half 2004 as compared to $5.9 million in First Half 2003 due to lower taxable income and a slightly lower effective rate.

Equity in earnings of affiliates, net of income tax provision, decreased to $0.7 million in First Half 2004 as compared to $2.1 million in First Half 2003 due to our sale of our interest in Premier Custodial Group Limited, our United Kingdom joint venture in July 2003.

Income from continuing operations decreased to $6.2 million in First Half 2004 from $9.6 million in First Half 2003 as a result of the factors described above.

Income from discontinued operations decreased to a loss of $0.1 million in First Half 2004 as compared to income from discontinued operations of $1.8 million in First Half 2003 due to close out costs related to the transition of the DIMIA contract on February 29, 2004.

Net income decreased to $6.1 million in First Half 2004 from $11.5 million in First Half 2003, also as a result of the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. Management expects that ongoing requirements for debt service, working capital and capital expenditures will be funded from these sources. As of June 27, 2004, we had cash and cash equivalents of $78.3 million and $21.1 million available for borrowing under the revolving portion of our Senior Credit Facility.

THE GEO GROUP, INC.

Senior Credit Facility

The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of our interest in Premier Custodial Group Limited. On June 25, 2004, we used $43 million of the net proceeds from the sale of Premier Custodial Group to permanently reduce the Term Loan Facility. We also wrote off approximately $0.3 million in deferred financing costs related to the repayment. At June 27, 2004, there were borrowings of $53.3 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $28.9 million outstanding in letters of credit under the Revolving Credit Facility.

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

The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.00 to 1.00 for the Second Quarter 2004, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.75 to 1.00 through September 25, 2004, which reduces thereafter to 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that our capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.

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

The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’

THE GEO GROUP, INC.

security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations. We believe that we were in compliance with the covenants of the Senior Credit Facility as of June 27, 2004.

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

Senior 8 1/4% Notes

In 2003 we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8.25%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, or prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe that we were in compliance with all of the covenants of the Indenture governing the Notes as of June 27, 2004.

The covenants governing the Notes and our Senior Credit Facility, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

At June 27, 2004, we also had outstanding seven letters of guarantee totaling approximately $5.8 million under separate international facilities. We do not have any off balance sheet arrangements.

Cash and cash equivalents as of June 27, 2004 were $78.3 million, an increase of $19.6 million from December 28, 2003.

Cash provided by operating activities of continuing operations amounted to $11.5 million in the First Half 2004 versus cash provided by operating activities of continuing operations of $14.3 million in the First Half 2003.

Cash provided by investing activities amounted to $47.9 million in the First Half 2004 compared to cash used in investing activities of $4.0 million in the First Half 2003 primarily reflecting a change in the restricted cash balance of $52 million due to the payment of $43 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of Premier Custodial Group. This payment satisfied the restriction on cash as a result of this agreement and the remainder was reclassified to cash.

Cash used in financing activities in the First Half 2004 amounted to $45.7 million compared to cash provided by financing activities of $2.2 million in the First Half 2003. Cash used in financing activities in the First Half 2004 reflect payments of $10.0 million on borrowings under the Revolver Credit Facility, $2.5 million in routine payments on the Term Loan Facility, and a $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in Premier Custodial Group. The $10.0 proceeds from debt reflect borrowings under the Revolving Credit Facility in the First Half 2004.

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The fair value of the swaps was ($0.7) million and $0.7

THE GEO GROUP, INC.

million as of June 27, 2004 and December 28, 2003, respectively and are included as an adjustment to the carrying value of the Notes and in other non current liabilities and other non current assets, respectively in the accompanying balance sheets.

Our wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to us. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined that the swap is an effective cash flow hedge and we record changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of June 27, 2004 and December 28, 2003 was $2.4 million and $5.2 million, respectively and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

Current cash requirements consist of amounts needed for working capital, capital expenditures and supply purchases and investments in joint ventures. Some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures would, if made, be recovered. Based on current estimates of our capital needs, our management expects that capital expenditures will not exceed $6 million during the remainder of the fiscal year, and will be funded from cash from operations.

Our management believes that cash on hand, cash flows from operations and available lines of credit will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.

Our access to capital and ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the Indenture governing the Notes and in our Senior Credit Facility. A substantial decline in our financial performance as a result of an increase in operational expenses relative to revenue could limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003 the FASB issued FIN No. 46 (revised) which replaced FIN No. 46. The application of FIN 46 (revised) did not have a material effect on our financial position, results of operations and cash flows.

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

THE GEO GROUP, INC.

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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are defending a wage and hour lawsuit filed in California state court by ten current and former employees (Salas at el v. WCC). The Superior Court of California in Kern County has preliminarily approved a settlement of this lawsuit. The settlement is subject to final approval by the court upon the expiration of a 30-day claim filing period for the plaintiffs in the lawsuit. As part of the settlement, we would make a cash payment to certain of our former California employees and provide certain non-cash considerations to our current California employees who were a part of the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our Human Resources Department, and changes in certain operational procedures at our correctional facilities in California. The settlement would encompass all of our current and former employees in California through the approval date of the settlement and would constitute a full and final settlement of all actual and potential wage and hour claims against us in California for the period preceding July 29, 2004.

We are fully reserved for this preliminary settlement. If the settlement is approved, we believe that the lawsuit will not have a material adverse effect on our financial condition and results of operations. However, we cannot assure you that the settlement will receive final court approval. If the settlement is not approved, we may have to further litigate this lawsuit and, if the lawsuit is later settled or decided on terms less favorable to us than the terms of the preliminary settlement, we cannot estimate the amount of losses or costs that we may incur as a result of the lawsuit and such losses or costs may exceed amounts for which we have reserved. In such event, management believes that the lawsuit could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this lawsuit, including the expenses of defending the lawsuit.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. However, based on management’s preliminary review of the claim, we believe that, if settled unfavorably to us, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.

The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these types of claims, except for claims relating to employment matters, for which we carry no insurance. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders meeting was held on May 6, 2004 in Boca Raton, Florida. All directors nominated for election were elected by a majority of the votes cast and the tabulation of the votes cast were as follows:

	Votes For	Votes Withheld
Wayne H. Calabrese	7,591,013	1,269,615
Norman A. Carlson	7,594,812	1,265,816
Benjamin R. Civiletti	7,545,782	1,314,846
G. Fred DiBona, Jr.	7,305,986	1,554,642
Anne N. Foreman	7,356,677	1,503,951
Richard H. Glanton	7,308,823	1,551,805
George C. Zoley	7,592,174	1,268,454

THE GEO GROUP, INC.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits –

31.1	SECTION 302 CEO Certification.
31.2	SECTION 302 CFO Certification.
32.1	SECTION 906 CEO Certification.
32.2	SECTION 906 CFO Certification.

(b) Reports on Form 8-K – We filed a Form 8-K, Item 12, on May 11, 2004.

THE GEO GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 6, 2004	/s/ John G. O’Rourke

John G. O’Rourke
Senior Vice President — Finance and Chief Financial
Officer (Principal Financial Officer)