Form 10-Q
period 2004-09-26
GEO GROUP INC
filed 2004-11-05
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2004

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

Yes ☒ No ☐

At November 1, 2004, 9,469,149 shares of the registrant’s Common Stock were issued and outstanding.

THE GEO GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	$148,279	$141,778	$437,556	$409,746
Operating expenses	121,028	126,861	365,129	352,062
Depreciation and amortization	3,604	3,296	10,371	9,975
General and administrative expenses	10,629	9,522	32,602	28,572

Operating income	13,018	2,099	29,454	19,137
Interest income	2,114	1,705	6,906	4,249
Interest expense	(5,167)	(5,558)	(16,662)	(11,649)
Write off of deferred financing fees	—	(1,989)	(317)	(1,989)
Gain on sale of UK joint venture	—	61,034	—	61,034

Income before taxes, equity in earnings of affiliates and discontinued operations	9,965	57,291	19,381	70,782
Provision for income taxes	4,567	28,154	8,405	34,062
Equity in earnings of affiliates, net of income tax of $388, $372, $870 and $1,863, respectively	583	514	1,248	2,572

Income from continuing operations	5,981	29,651	12,224	39,292
Income (loss) from discontinued operations, net of tax (benefit) of ($103), $307, ($148) and $1,091	(240)	717	(345)	2,547

Net income	$5,741	$30,368	$11,879	$41,839

Weighted-average common shares outstanding:
Basic	9,382	10,622	9,352	17,714

Diluted	9,670	10,895	9,721	17,877

Income per common share:
Basic:
Income from continuing operations	$0.64	$2.79	$1.31	$2.22
Income (loss) from discontinued operations	(0.03)	0.07	(0.04)	0.14

Net income per share-basic	$0.61	$2.86	$1.27	$2.36

Diluted:
Income from continuing operations	$0.62	$2.72	$1.26	$2.20
Income (loss) from discontinued operations	(0.03)	0.07	(0.04)	0.14

Net income per share-diluted	$0.59	$2.79	$1.22	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 26, 2004 AND DECEMBER 28, 2003
(In thousands except share data)
(UNAUDITED)

	September 26, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$84,502	$58,679
Accounts receivable, less allowance for doubtful accounts of $1,318 and $1,255	88,547	87,184
Deferred income tax asset	11,432	11,839
Other	9,488	10,536
Current assets of discontinued operations	3,779	17,408

Total current assets	197,748	185,646

Restricted cash	3,575	55,794
Property and equipment, net	196,353	201,339
Deferred income tax asset	2,670	4,980
Direct finance lease receivable	39,593	42,379
Other non current assets	17,733	16,976
Other assets of discontinued operations	—	176

	$457,672	$507,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,760	$20,667
Accrued payroll and related taxes	18,572	14,293
Accrued expenses	54,332	61,783
Current portion of deferred revenue	1,844	1,811
Current portion of long-term debt and non-recourse debt	5,672	7,107
Current liabilities of discontinued operations	1,481	7,778

Total current liabilities	101,661	113,439

Deferred revenue	4,781	6,197
Other non current liabilities	17,365	18,851
Long-term debt	195,343	239,465
Non-recourse debt	39,593	42,379

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,453,478 and 9,332,552 shares issued and outstanding	95	93
Additional paid-in capital	66,125	64,605
Retained earnings	168,483	156,605
Accumulated other comprehensive loss	(3,894)	(2,464)
Treasury stock, 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	98,929	86,959

	$457,672	$507,290

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Income from continuing operations	$12,224	$39,292
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities—
Depreciation and amortization	10,371	9,975
Amortization of debt issue costs	229	49
Deferred tax benefit	1,803	(5,091)
Provision for doubtful accounts	731	337
Equity in earnings of affiliates, net of tax	(1,248)	(2,572)
Tax benefit related to employee stock options	596	327
Gain on sale of UK joint venture	—	(61,034)
Write off of deferred financing fees	317	1,989
Other non cash charges in assets and liabilities:	103	—
Changes in assets and liabilities:
Accounts receivable	(2,522)	(12,550)
Other current assets	373	5,007
Other assets	89	(11,251)
Accounts payable and accrued expenses	(8,785)	31,098
Accrued payroll and related taxes	4,494	(5,598)
Deferred revenue	(1,383)	2,329
Other liabilities	1,036	2,441

Net cash provided by (used in) operating activities of continuing operations	18,428	(5,252)
Net cash provided by operating activities of discontinued operations	6,916	117

Net cash provided by (used in) operating activities	25,344	(5,135)

Cash flows provided by (used in) investing activities:
Investments in and advances to affiliates	—	929
Capital expenditures	(5,797)	(6,540)
Decrease in restricted cash	52,000	—
Proceeds from sales of property, plant and equipment	250	—
Proceeds from sale of UK joint venture	—	80,678

Net cash provided by investing activities	46,453	75,067

Cash flows from financing activities:
Proceeds from long-term debt	10,000	272,130
Payments on debt	(57,256)	(125,000)
Dividends received from equity affiliate	430	—
Proceeds from exercise of stock options	926	701
Debt issuance costs	—	(4,485)
Repurchase of common stock	—	(132,000)

Net cash (used in) provided by financing activities	(45,900)	11,346

Effect of exchange rate changes on cash	(667)	3,927

Net increase in cash and cash equivalents	25,230	85,205
Cash and cash equivalents, beginning of period *	62,817	35,240

Cash and cash equivalents, end of period **	$88,047	$120,445

Supplemental disclosures:
Cash paid for income taxes	$6,392	$32,517

Cash paid for interest	$18,414	$5,920

*	Includes cash and cash equivalents of discontinued operations of $4,138 and $2,361 for the thirty-nine weeks ended September 26, 2004 and September 28, 2003, respectively.

**	Includes cash and cash equivalents of discontinued operations of $3,545 and $2,008 for the thirty-nine weeks ended September 26, 2004 and September 28, 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 28, 2003. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the thirty-nine weeks ended September 26, 2004 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2005.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2004 for the fiscal year ended December 28, 2003, except as disclosed below. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Debt Issuance Costs

Debt issuance costs totaling $5.9 million are included in other non current assets in the consolidated balance sheets as of September 26, 2004. Debt issuance costs related to the term loan under the Senior Credit Facility are amortized into expense using the effective interest method. All other debt issuance costs are amortized into expense on a straight line basis, which is not materially different than the interest method, over the term of the related debt.

Reserves for Insurance Losses

Claims for which the Company is insured arising from its U.S. operations that have an occurrence date on or before October 1, 2002 are insured by The Wackenhut Corporation, our former parent company, and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim.

With respect to claims for which the Company is insured arising from its U.S. operations that have an occurrence date of October 2, 2002 through September 26, 2004, the Company’s coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, the Company has a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at the Company’s correctional facilities, the Company has a deductible of $1.0 million per claim and primary coverage of $5.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at its mental health facilities, the Company has a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. The current professional liability policy for the Company’s mental health facilities does not include tail coverage for prior periods during which the Company was uninsured for claims relating to medical malpractice at its mental health facilities.

On October 2, 2004, the Company increased its deductible to $3.0 million per claim for claims relating to general liability and automobile liability, and increased its deductible for workers compensation to $2.0 million per claim. The Company’s excess/umbrella coverage remains at $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at its correctional facilities, the Company purchased coverage with a $3.0 million deductible per claim subject to a policy limit of $5.0 million per occurrence and in the aggregate. For claims relating to medical malpractice at its mental health facilities, the Company purchased coverage with a $3.0 self-insurance retention for each and every medical incident with no aggregate, subject to a policy limit of $7.0 million per occurrence and in the aggregate.

For claims relating to workers’ compensation, the Company maintains statutory coverage as determined by state and/or local law. The Company carries no insurance for claims relating to employment matters. The Company also carry various types of insurance with respect to its operations in South Africa, Australia and New Zealand.

Because the Company’s insurance policies have high deductible amounts, losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. The Company’s management use judgments in assessing loss estimates that are based on actual claim amounts and loss development

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

experience considering historical and industry experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Costs of Acquisition Opportunities

Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where we are the acquiring company are capitalized as part of the cost of the acquisition. As of September 26, 2004 the Company had approximately $1.2 million dollars of capitalized costs. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

Correction of Income Tax Provision

During the period ended September 26, 2004, the Company adjusted its tax provision to reflect an adjustment to its treatment of certain executive compensation. During the fiscal years ended 2002, and 2003 along with the period ending June 27, 2004, the Company calculated its tax provision as if it met the Internal Revenue Service code section 162(m) requirements for its executive bonus plan. During the quarter, the Company discovered that the plan did not meet certain specific requirements of section 162(m). As a result the Company’s tax provision was understated and an adjustment to increase the tax provision by $0.8 million was recorded in the period ended September 26, 2004. The Company’s management does not believe the adjustment is material to its trend of earnings for the periods affected, or that it will be material to its 2004 income.

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

Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income:
As reported	$5,741	$30,368	$11,879	$41,839
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(64)	(522)	(427)

Pro forma net income	$5,588	$30,304	$11,357	$41,412

Basic earnings per share:
As reported	$0.61	$2.86	$1.27	$2.36
Pro forma	$0.60	$2.85	$1.21	$2.34

Diluted earnings per share:
As reported	$0.59	$2.79	$1.22	$2.34
Pro forma	$0.58	$2.78	$1.17	$2.32

For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003
Expected volatility factor	48%	49%
Approximate risk free interest rate	3.2%	2.2%
Expected lives (in years)	4.7	4.4

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

3. DISCONTINUED OPERATIONS

The Company, through its Australian subsidiary, had a contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) for the management and operation of Australia’s immigration centers. The contract was not renewed, and effective February 29, 2004, the Company completed the transition of the contract and exited the management and operation of the DIMIA centers. In accordance with the provisions related to discontinued operations specified within FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited consolidated financial statements and notes reflect the operations of DIMIA as a discontinued operation in all periods presented. The following are the revenues related to DIMIA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	$28	$16,070	$5,855	$46,563

4. COMPREHENSIVE INCOME

The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income	$5,741	$30,368	$11,879	$41,839
Change in foreign currency translation, net of income tax benefit (expense) of $(538), $194, $2,508 and ($3,805), respectively	636	(304)	(3,266)	5,951
Minimum pension liability adjustment, net of income tax (expense) of ($265), ($23), ($44) and ($143), respectively	313	36	59	223
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $203, ($577), ($1,414) and $432, respectively	(239)	902	1,777	(676)
Reclassification adjustment for losses on UK interest rate swaps included in net income related to the sale of the UK joint venture	—	13,298	—	13,298

Comprehensive income	$6,451	$44,300	$10,449	$60,635

5. EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended September 26, 2004 and September 28, 2003 as follows (in thousands except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income	$5,741	$30,368	$11,879	$41,839
Basic earnings per share:
Weighted average shares outstanding	9,382	10,622	9,352	17,714

Per share amount	$0.61	$2.86	$1.27	$2.36

Diluted earnings per share:
Weighted average shares outstanding	9,382	10,622	9,352	17,714
Effect of dilutive securities:
Employee and director stock options	288	273	369	163

Weighted average shares assuming dilution	9,670	10,895	9,721	17,877

Per share amount	$0.59	$2.79	$1.22	$2.34

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

Thirteen Weeks

Options to purchase 379,847 shares of the Company’s common stock, with exercise prices ranging from $20.25 to $26.88 per share and expiration dates between 2006 and 2014, were outstanding at the thirteen weeks ended September 26, 2004, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirteen weeks ended September 28, 2003, outstanding options to purchase 430,600 shares of the Company’s common stock, with exercise prices ranging from $18.38 to $26.88 and expiration dates between 2006 and 2009 were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

Thirty-nine Weeks

Options to purchase 374,847 shares of the Company’s common stock, with exercise prices ranging from $21.50 to $26.88 per share and expiration dates between 2006 and 2014, were outstanding at the thirty-nine weeks ended September 26, 2004, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. At the thirty-nine weeks ended September 28, 2003, outstanding options to purchase 986,600 shares of the Company’s common stock, with exercise prices ranging from $13.75 to $26.88 and expiration dates between 2005 and 2013 were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

6. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has a Senior Credit Facility (the “Senior Credit Facility”) consisting of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of the Company’s interest in Premier Custodial Group Limited. On June 25, 2004, the Company used $43.0 million of the net proceeds from the sale of Premier Custodial Group to permanently reduce the Term Loan Facility, and the Company also wrote off approximately $0.3 million in deferred financing costs related to this payment. At September 26, 2004, there were borrowings of $52.6 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $31.2 million outstanding in letters of credit under the Revolving Credit Facility.

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

On January 28, 2004, the Company’s universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission, referred to as the SEC. The universal shelf registration statement provides for the offer and sale by the Company, from time to time, on a delayed basis, of up to $200.0 million aggregate amount of the Company’s common stock, preferred stock, debt securities, warrants, and/or depositary shares. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, the Company anticipates using the net proceeds of each offering for general corporate purposes, including debt repayment, capital expenditures, acquisitions, business expansion, investments in subsidiaries or affiliates, and/or working capital.

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the ten-year $150.0 million, 8 1/4% senior notes, referred to as the Notes, due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The fair value of the swaps was $0.9 million and $0.7 million as of September 26, 2004 and December 28, 2003, respectively and they are included as an adjustment to the carrying value of the Notes and in other non current assets in the accompanying balance sheets.

The Company’s wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to the Company. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined that the swap is an effective cash flow hedge and records changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of September 26, 2004 and December 28, 2003 was $2.7 million and $5.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

The Company’s contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the first quarter of 2004, on December 31, 2003. Even though the Company no longer operates the McFarland facility, the Company will continue to be responsible for payments on the underlying lease of the facility with Correctional Properties Trust (“CPV”) through 2008, when the lease is scheduled to expire. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If the Company is unable to find an appropriate correctional use for the facility or sublease the facility, the Company will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $2.7 million through April 28, 2008.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through 2009. During 2003, the Company incurred an operating charge of $5.0 million to cover its anticipated losses under the lease for the facility through January 2006, when the Company estimates that an alternative correctional use for the facility may be identified or a sublease for the facility may be in place, and to provide an estimated discount to sublease the facility to prospective sublessees. The Company has incurred additional operating charges in prior periods related to lease payments for the facility. The Company is continuing its efforts to find an alternative correctional use or sublease for the facility. If the Company is unable to sublease or find an alternative correctional use for the facility prior to January 2006, an additional operating charge will be required. In accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, all terminations initiated before December 31, 2002, must be accounted for under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2006, is approximately $7.0 million.

LEGAL

The Company was defending a wage and hour class action lawsuit filed in California state court by ten current and former employees (Salas et al v. WCC). In September 2004, the Superior Court of California in Kern County approved a settlement of this lawsuit. As part of the settlement, the Company is required to make a cash payment of approximately $3.1 million and provide certain non-cash considerations to current California employees who were included in the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to the Company’s human resources department, and changes in certain operational procedures at the Company’s correctional facilities in California. The settlement encompasses all current and former employees in California through the approval date of the settlement and constitutes a full and final settlement of all actual and potential wage and hour claims against the Company in California for the period preceding July 29, 2004. The Company is fully reserved for this settlement.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that the Company’s Australian subsidiary formerly operated pursuant to its discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights. While the plaintiff in this case has not quantified its claim of the damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains insurance coverage for these types of claims, except for claims relating to employment matters, for which it carries no insurance. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

8. DOMESTIC AND INTERNATIONAL OPERATIONS

A summary of domestic and international operations is presented below (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues
U.S. operations	$126,699	$122,672	$372,816	$358,500
Australian operations	21,580	19,106	64,740	51,246

Total revenues	$148,279	$141,778	$437,556	$409,746

Operating Income (Loss)
U.S. operations	$11,807	$2,240	$25,423	$17,626
Australian operations	1,211	(141)	4,031	1,511

Total operating income	$13,018	$2,099	$29,454	$19,137

	As of
	September 26, 2004	December 28, 2003
Long-lived Assets
U.S. operations	$189,794	$194,467
Australian operations	6,559	6,872

Total long-lived assets	$196,353	$201,339

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

South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited commenced operations on their first prison in fiscal 2002. Total equity in undistributed earnings for South African Custodial Management Pty. Limited and South African Custodial Services Pty. Limited before income taxes, for the thirty-nine weeks ending September 26, 2004 and September 28, 2003 was $2.4 million and $1.7 million, respectively.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

A summary of financial data for the Company’s equity affiliates in South Africa is as follows (in thousands):

	Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003
Statement of Operations Data
Revenues	$32,611	$27,106
Operating income	9,982	8,664
Net income	1,378	947

Balance Sheet Data
Current assets	$18,208	$10,383
Noncurrent assets	63,113	57,675
Current liabilities	5,873	4,949
Noncurrent liabilities	70,398	62,792
Stockholders’ equity	5,050	317

The following table summarizes certain financial information pertaining to the United Kingdom joint venture for the thirty-nine weeks ended September 28, 2003 (in thousands):

Thirty-nine Weeks Ended
September 28, 2003
Statement of Operations Data
Revenues	$104,080
Operating loss	(2,981)
Net income	3,486

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

The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$80	$63	$232	$189
Interest cost	210	192	621	576
Amortization of unrecognized net actuarial loss	101	44	303	132
Amortization of prior service cost	270	270	810	810

Net periodic benefit cost	$661	$569	$1,966	$1,707

10. RESERVES FOR INSURANCE LOSSES

The Company is subject to worker’s compensation, general liability, auto liability and medical malpractice lawsuits. To mitigate a portion of this risk, the Company maintains insurance. The Company’s reserves for worker’s compensation, general liability and auto liability are based upon independent actuarial calculations, which consider historical claims data, demographic information, severity factors and other actuarial assumptions in determining reserve estimates. Loss reserves are undiscounted and are reviewed annually during the Company’s third quarter, by the Company’s independent actuary. In the thirteen weeks ended September 26, 2004, the Company reduced its general liability and worker’s compensation insurance reserves $4.2 million pre-tax, $2.2 million net of tax or $0.23 per diluted share. This reduction is the result of revised actuarial projections related to loss estimates for the initial two years of our insurance program which was established October 2, 2002. For claims arising on or before October 2, 2002, the first $1.0 million of coverage is reinsured by Titania, an insurance subsidiary of TWC, our former parent company. The Company experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, the Company made significant operational changes and began to aggressively manage its risk in a proactive manner. However,

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

these changes were not immediately realized in the Company’s loss estimates. These changes have resulted in improved claims experience and loss development, which the Company is now currently realizing in its actuarial projections. As a result of its adverse experience as an insured under Titania, the Company previously established its reserves for the new insurance program above the actuary’s estimate in order to provide for potential adverse loss development. As a result of improving loss trends, the Company’s independent actuary reduced its expected losses for claims arising since October 2, 2002. The Company has booked its reserve at September 26, 2004 at the actuary’s expected loss. The Company plans to continue to aggressively manage its general liability and workers’ compensation risk. While management monitors reported claims closely and considers potential outcomes as estimated by its actuaries when determining its insurance reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46 (revised) which replaced FIN No. 46. The application of FIN 46 (revised) did not have a material effect on the Company’s financial position, results of operations and cash flows.

12. SUBSEQUENT EVENTS

On November 4, 2004, the Company entered into new executive employment agreements with George C. Zoley, its Chairman & CEO, and Wayne H. Calabrese, its Vice Chairman, President & COO, and amended its Senior Management Incentive Plan (the “Amended Incentive Plan”). The new executive employment agreements each contain three-year rolling-terms, non-compete and confidentiality provisions and other customary executive employment agreement terms. Under the agreements and the Amended Incentive Plan, the target amount that Mr. Zoley and Mr. Calabrese may receive as a percentage of annual salary in the form of their annual incentive bonuses has been increased to 150% and 120%, respectively. The agreements provide that the executives will be entitled to receive two years’ annual salary plus bonus in the event that they are terminated without cause or resign for good reason.

The amended executive employment agreements were the result of efforts by the Compensation Committee of the Board of Directors (the “Board”). In the third quarter of 2004, the Board instructed the Compensation Committee to evaluate the compensation arrangements of Mr. Zoley and Mr. Calabrese in an effort to retain the executives after 2005, when each of them are eligible to retire from the Company and receive the benefits provided under their retirement agreements. The compensation committee retained separate legal and financial advisors to assist it in its evaluation. The compensation committee also engaged an independent compensation consultant. The amended executive employment agreements were approved by the Board upon the recommendation of the Compensation Committee.

The Amended Incentive Plan also increases the target amount that certain other senior executives may receive as a percentage of annual salary in the form of their annual incentive bonuses.

THE GEO GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and our earnings press release dated November 4, 2004 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana and McFarland facilities, or to sublease or coordinate the sale of the facilities with the owner of the properties, Correctional Properties Trust (“CPV”);

•	significant charges to expense of deferred costs associated with acquisition opportunities if management determines that one or more of such opportunity is unlikely to be successfully concluded;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

THE GEO GROUP, INC.

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

•	our ability to effectively internalize information technology related functions and services previously provided to us by The Wackenhut Corporation, our former parent company; and

•	other factors contained in our filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 2 to our financial statements on Form 10-K for the year ended December 28, 2003.

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

We extend credit to the governmental agencies we contract with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

THE GEO GROUP, INC.

DEBT ISSUANCE COSTS

Debt issuance costs totaling $5.9 million are included in other non current assets in the consolidated balance sheets as of September 26, 2004. Debt issuance costs related to the term loan under the Senior Credit Facility are amortized into expense using the effective interest method. All other debt issuance costs are amortized into expense on a straight line basis, which is not materially different than the interest method, over the term of the related debt.

PROPERTY AND EQUIPMENT

As of September 26, 2004, we had approximately $196.4 million in long-lived property and equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended September 26, 2004. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

INCOME TAXES

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of net assets. At September 26, 2004, we had net deferred tax assets of approximately $14.1 million. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, and estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. At September 26, 2004, management had not assessed the impact of “The American Jobs Creation Act of 2004.”

RESERVES FOR INSURANCE LOSSES

Claims for which we are insured arising from our U.S. operations that have an occurrence date on or before October 1, 2002 are insured by The Wackenhut Corporation, our former parent company, and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim.

With respect to claims for which we are insured arising from our U.S. operations that have an occurrence date of October 2, 2002 through September 26, 2004, our coverage varies depending on the nature of the claim. For claims relating to general liability and automobile liability, we have a deductible of $1.0 million per claim, primary coverage of $5.0 million per claim for general liability and $3.0 million per claim for automobile liability (up to a limit of $20.0 million for all claims in the aggregate), and excess/umbrella coverage of up to $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our correctional facilities, we have a deductible of $1.0 million per claim and primary coverage of $5.0 million per claim and for all

THE GEO GROUP, INC.

claims in the aggregate. For claims relating to medical malpractice at our mental health facilities, we have a deductible of $2.0 million per claim and primary coverage of up to $5.0 million per claim and for all claims in the aggregate. The current professional liability policy for our mental health facilities does not include tail coverage for prior periods during which we were uninsured for claims relating to medical malpractice at our mental health facilities.

On October 2, 2004 we increased our deductible to $3.0 million per claim for claims relating to general liability and automobile liability, and increased our deductible for workers compensation to $2.0 million per claim. Our excess/umbrella coverage remains at $50.0 million per claim and for all claims in the aggregate. For claims relating to medical malpractice at our correctional facilities we purchased coverage with a $3.0 million deductible per claim subject to a policy limit of $5.0 million per occurrence and in the aggregate. For claims relating to medical malpractice at our mental health facilities we purchased coverage with a $3.0 self-insurance retention for each and every medical incident with no aggregate, subject to a policy limit of $7.0 million per occurrence and in the aggregate.

For claims relating to workers’ compensation, we maintain statutory coverage as determined by state and/or local law and as a result, our coverage varies among the various jurisdictions in which we operate. We carry no insurance for claims relating to employment matters. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand.

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

COSTS OF ACQUISITION OPPORTUNITIES

Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where we are the acquiring company are capitalized as part of the cost of the acquisition. As of September 26, 2004 the Company had approximately $1.2 million dollars of capitalized costs. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

COMMITMENTS AND CONTINGENCIES

Our contract with the California Department of Corrections for the management of the 224-bed McFarland Community Corrections Center expired in the First Quarter of 2004 on December 31, 2003. Even though we no longer operate the McFarland facility, we will continue to be responsible for payments on the underlying lease of the facility with CPV through 2008, when the lease is scheduled to expire. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to agencies of the federal and/or state governments or another private operator. If we are unable to find an appropriate correctional use for the facility or sublease the facility, we will be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with Statement of Financial Accounting Standards (“FAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $2.7 million through April 28, 2008.

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

On November 4, 2004, we entered into new executive employment agreements with George C. Zoley, our Chairman & CEO, and Wayne H. Calabrese, our Vice Chairman, President & COO, and amended our Senior Management Incentive Plan (the “Amended Incentive Plan”). The new executive employment agreements each contain three-year rolling-terms, non-compete and confidentiality provisions and other customary executive employment agreement terms. Under the agreements and the Amended Incentive Plan, the target amount that Mr. Zoley and Mr. Calabrese may receive as a percentage of annual salary in the form of their annual incentive bonuses has been increased to 150% and 120%, respectively. The agreements provide that the executives will be entitled to receive two years’ annual salary plus bonus in the event that they are terminated without cause or resign for good reason.

The amended executive employment agreements were the result of efforts by the Compensation Committee of the Board of Directors (the “Board”). In the third quarter of 2004, our Board instructed the Compensation Committee to evaluate the compensation arrangements of Mr. Zoley and Mr. Calabrese in an effort to retain the executives after 2005, when each of them is eligible to retire and receive the benefits provided under their retirement agreements. The compensation committee retained separate legal and financial advisors to assist it in its evaluation. The compensation committee also engaged an independent compensation consultant. The amended executive employment agreements were approved by the Board upon the recommendation of the Compensation Committee.

The Amended Incentive Plan also increases the target amount that certain other senior executives may receive as a percentage of annual salary in the form of their annual incentive bonuses.

We were defending a wage and hour class action lawsuit filed in California state court by ten current and former employees (Salas et al v. WCC). In September 2004, the Superior Court of California in Kern County approved a settlement of this lawsuit. As part of the settlement, we

THE GEO GROUP, INC.

are required to make a cash payment of approximately $3.1 million and provide certain non-cash considerations to current California employees who were included in the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our human resources department, and changes in certain operational procedures at our correctional facilities in California. The settlement encompasses all of our current and former employees in California through the approval date of the settlement and constitutes a full and final settlement of all actual and potential wage and hour claims against us in California for the period preceding July 29, 2004. We are fully reserved for this settlement.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”). The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. While the plaintiff in this case has not quantified its claim of the damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.

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

Comparison of Thirteen Weeks Ended September 26, 2004 and Thirteen Weeks Ended September 28, 2003

Revenues increased by 4.6% to $148.3 million in the thirteen weeks ended September 26, 2004 (“Third Quarter 2004”) from $141.8 million in the thirteen weeks ended September 28, 2003 (“Third Quarter 2003”). The increase in revenues primarily relates to three activities. Revenues increased $5.3 million related to construction revenue earned during Third Quarter 2004 with minimal related revenue in Third Quarter 2003. Secondly, the opening of new facilities in 2004 resulted in a $4.4 million increase. Lastly, the strengthening of the Australian dollar in Third Quarter 2004 as compared to Third Quarter 2003 resulted in a $1.5 million increase. Domestic and international revenues also increased due to contractual adjustments for inflation and improved terms negotiated into a number of contracts. Revenues were negatively offset by $6.5 million in Third Quarter 2004 as compared to Third Quarter 2003 due to the non renewal in January 2004 of the management contracts for the Willacy State Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003.

The number of compensated resident days in domestic facilities increased to 2,620,545 in Third Quarter 2004 from 2,485,798 in Third Quarter 2003. The average facility occupancy rate in domestic facilities was 98.3% of capacity in Third Quarter 2004 compared to 100.4% in Third Quarter 2003. Compensated resident days in Australian facilities increased to 250,754 from 240,238 in Third Quarter 2004 as compared to Third Quarter 2003.

THE GEO GROUP, INC.

Operating expenses decreased by 4.6% to $121.0 million in Third Quarter 2004 compared to $126.9 million in Third Quarter 2003. Third Quarter 2004 operating expenses include a $4.2 million ($2.2 million net of tax) or $0.23 per diluted share reduction in our general liability, auto liability and worker’s compensation insurance reserves. This reduction is the result of revised actuarial projections related to loss estimates for the initial two years of our insurance program which was established October 2, 2002. For claims arising on or before October 2, 2002, the first $1.0 million of coverage is reinsured by Titania, an insurance subsidiary of The Wackenhut Corporation (“TWC”), our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999 we made significant operational changes and began to aggressively manage our risk in a proactive manner. However, these changes were not immediately realized in our loss estimates. These changes have resulted in improved claims experience and loss development, which we are now currently realizing in our actuarial projections. As a result of our adverse experience as an insured under Titania, we previously established our reserves for the new insurance program above the actuary’s estimate in order to provide for potential adverse loss development. As a result improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have booked our reserve at September 26, 2004 at the actuary’s expected loss.

Additionally, operating expenses were favorably impacted by a downward adjustment in legal reserves of $0.5 million in Third Quarter 2004. Third Quarter 2003 operating expenses reflect an additional provision for operating losses of approximately $5.0 million related to the Company’s inactive facility in Jena, Louisiana, and approximately $3.0 million related to the transitioning of the DIMIA contract primarily related to liability insurance expenses.

Depreciation and amortization increased by 9.1% to $3.6 million in Third Quarter 2004 compared to $3.3 million in Third Quarter 2003. As a percentage of revenue, depreciation and amortization increased to 2.4% in Third Quarter 2004 from 2.3% in the comparable period in 2003.

General and administrative expenses increased 11.6% to $10.6 million in Third Quarter 2004 from $9.5 million in Third Quarter 2003. The increase in general and administrative expenses is primarily attributable to a rise in accounting and legal fees, rent expense and increased headcount. The increase in headcount is attributable in part to increased personnel retained as a result of the internalization of information technology functions and services previously outsourced to The Wackenhut Corporation. As a percentage of revenue, general and administrative expenses increased to 7.2% in Third Quarter 2004 from 6.7% in Third Quarter 2003.

Operating income increased to $13.0 million in Third Quarter 2004 from $2.1 million in Third Quarter 2003. As a percentage of revenue, operating income increased to 8.8% in Third Quarter 2004 from 1.5% in Third Quarter 2003. The increase in operating income is primarily attributable to the factors discussed above.

Interest income was $2.1 million during Third Quarter 2004 compared to $1.7 million in Third Quarter 2003.

Interest expense was $5.2 million during Third Quarter 2004 compared to $5.6 million in Third Quarter 2003 due to lower borrowings.

Income before income taxes, equity in earnings of affiliates and discontinued operations decreased to $10.0 million in Third Quarter 2004 from $57.3 million in Third Quarter 2003 primarily due to the gain on the sale of the UK joint venture of $61.0 million in Third Quarter 2003 reduced by write-offs of deferred financing fees from the extinguishment of debt of $2.0 in Third Quarter 2003. The remainder of the change is due to the factors described above.

Provision for income taxes decreased to $4.6 million in Third Quarter 2004 from $28.2 million in Third Quarter 2003 due to lower taxable income slightly reduced by a higher effective tax rate in Third Quarter 2004. In addition, during the Third Quarter 2004, we adjusted our tax provision to reflect an adjustment to our treatment of certain executive compensation. During the fiscal years ended 2002, and 2003 along with the period ending June 27, 2004, we calculated our tax provision as if it met the Internal Revenue Service code section 162(m) requirements for our executive bonus plan. During the Third Quarter 2004, we discovered that the plan did not meet certain specific requirements of section 162(m). As a result our tax provision was understated and an adjustment to increase the tax provision by $0.8 million was recorded in the period ended September 26, 2004. We do not believe the adjustment is material to our trend of earnings for the periods affected, or that it will be material to our 2004 income.

Equity in earnings of affiliates, net of income tax provision, increased to $0.6 million in Third Quarter 2004 from $0.5 million in Third Quarter 2003.

THE GEO GROUP, INC.

Income from continuing operations decreased to $6.0 million in Third Quarter 2004 from $29.7 million in Third Quarter 2003 primarily related to the gain on the sale of the UK joint venture of $61.0 million in Third Quarter 2003 and other factors described above.

Income from discontinued operations decreased to a loss of $0.2 million in Third Quarter 2004 compared to income from discontinued operations of $0.7 million in Third Quarter 2003. The loss in the Third Quarter 2004 relates to close out costs of the DIMIA contract with no associated services.

Net income decreased to $5.7 million in Third Quarter 2004 from $30.4 million in Third Quarter 2003, primarily related to the gain on the sale of the UK joint venture of $61.0 million in Third Quarter 2003 and other factors described above.

Comparison of Thirty-Nine Weeks Ended September 26, 2004 and Thirty-nine Weeks Ended September 28, 2003

Revenues increased by 6.8% to $437.6 million in the thirty-nine weeks ended September 26, 2004 (“Nine Months 2004”) from $409.7 million in the thirty-nine weeks ended September 28, 2003 (“Nine Months 2003”). The increase in revenues primarily relates to four activities. Australian revenues increased approximately $13.5 million, $8.2 million of which was due to the strengthening of the Australian dollar and $5.3 million of which was due to higher occupancy rates and contractual adjustments for inflation. Revenues increased $8.8 million related to construction revenue earned during the Nine Months 2004 with minimal related construction revenue in the Nine Months 2003. The opening of the Lawrenceville Correctional Facility at the end of March 2003 accounts for $4.5 million of the increase. Finally, the opening of new facilities resulted in an $11.3 million increase. Domestic and international revenues also increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were offset by $18.4 million due to the non renewal in January 2004 of the management contracts for the Willacy State Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003.

The number of compensated resident days in domestic facilities increased to 7,621,330 in Nine Months 2004 from 7,229,433 in Nine Months 2003. The average facility occupancy rate in domestic facilities was 99.3% and 99.5% of capacity in Nine Months 2004 and Nine Months 2003, respectively. Compensated resident days in Australian facilities decreased to 735,458 from 668,592 for the comparable periods.

Operating expenses increased by 3.7% to $365.1 million in Nine Months 2004 compared to $352.1 million in Nine Months 2003. Nine Months 2004 operating expenses include a $4.2 million ($2.2 million net of tax) or $0.23 per diluted share reduction in our general liability, auto liability and worker’s compensation insurance reserves. This reduction is the result of revised actuarial projections related to loss estimates for the initial two years of our insurance program which was established October 2, 2002. For claims arising on or before October 2, 2002, the first $1.0 million of coverage is reinsured by Titania, an insurance subsidiary of The Wackenhut Corporation (“TWC”), our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999 we made significant operational changes and began to aggressively manage our risk in a proactive manner. However, these changes were not immediately realized in our loss estimates. These changes have resulted in improved claims experience and loss development, which we are now currently realizing in our actuarial projections. As a result of our adverse experience as an insured under Titania, we previously established our reserves for the new insurance program above the actuary’s estimate in order to provide for potential adverse loss development. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have booked our reserve at September 26, 2004 at the actuary’s expected loss.

Nine Months 2003 operating expenses reflect an additional provision for operating losses of approximately $5.0 million related to the Company’s inactive facility in Jena, Louisiana, and approximately $3.0 million related to the transitioning of the DIMIA contract primarily related to liability insurance expenses. As a percentage of revenue, operating expenses decreased to 83.4% in Nine Months 2004 from 85.9% in the comparable period in 2003.

Depreciation and amortization increased by 4.0% to $10.4 million in Nine Months 2004 compared to $10.0 million in Nine Months 2003. As a percentage of revenue, depreciation and amortization remained constant at 2.4% in Nine Months 2004 and in the comparable period in 2003.

General and administrative expenses increased 14.0% to $32.6 million in Nine Months 2004 from $28.6 million in Nine Months 2003. As a percentage of revenue, general and administrative expenses increased to 7.5% in Nine Months 2004 from 7.0% in Nine Months 2003. The increase in general and administrative expenses is primarily attributable to a rise in accounting and legal fees, rent expense,

THE GEO GROUP, INC.

travel costs and increased headcount. The increase in headcount is attributable in part to increased personnel retained as a result of the internalization of information technology functions and services previously outsourced to The Wackenhut Corporation.

Operating income increased to $29.5 million in Nine Months 2004 from $19.1 million in Nine Months 2003.

Interest income was $6.9 million during Nine Months 2004 compared to $4.2 million in Nine Months 2003. This is due to an increase in invested cash balances in our International operations, and an interest rate swap agreement that was entered into September 2003 for our domestic operations.

Interest expense was $16.7 million during Nine Months 2004 compared to $11.6 million in Nine Months 2003 primarily due to overall increased debt service resulting from interest expense associated with the Notes reduced by borrowings under our Senior Credit Facility.

Deferred financing fees of $0.3 million were written off in the Nine Months 2004 in connection with the $43.0 million payment related to the Senior Credit Facility. The extinguishment of debt resulted in write-offs of deferred financing fees of $2.0 million in the Nine Months 2003.

The sale of the UK joint venture resulted in a gain of $61.0 million in the Nine Months 2003.

Income before income taxes, equity in earnings of affiliates and discontinued operations decreased to $19.4 million in Nine Months 2004 as compared to $70.8 million in Nine Months 2003 due to the factors described above.

Provision for income taxes decreased to $8.4 million in Nine Months 2004 as compared to $34.1 million in Nine Months 2003 due to lower taxable income offset slightly by a higher effective tax rate in Nine Months 2004. In addition, in Nine Months 2004, we adjusted our tax provision to reflect an adjustment to our treatment of certain executive compensation. During the fiscal years ended 2002, and 2003 along with the period ending June 27, 2004, we calculated our tax provision as if it met the Internal Revenue Service code section 162(m) requirements for our executive bonus plan. During the Nine Months 2004, we discovered that the plan did not meet certain specific requirements of section 162(m). As a result our tax provision was understated and an adjustment to increase the tax provision by $0.8 million was recorded in the period ended September 26, 2004. We do not believe the adjustment is material to our trend of earnings for the periods affected, or that it will be material to our 2004 income.

Equity in earnings of affiliates, net of income tax provision, decreased to $1.2 million in Nine Months 2004 as compared to $2.6 million in Nine Months 2003 due to our sale of our interest in Premier Custodial Group Limited, our United Kingdom joint venture in July 2003.

Income from continuing operations decreased to $12.2 million in Nine Months 2004 from $39.3 million in Nine Months 2003 as a result of the factors described above.

Income from discontinued operations decreased to a loss of $0.3 million in Nine Months 2004 as compared to income from discontinued operations of $2.5 million in Nine Months 2003 due to close out costs related to the transition of the DIMIA contract on February 29, 2004.

Net income decreased to $11.9 million in Nine Months 2004 from $41.8 million in Nine Months 2003, also as a result of the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. Management expects that ongoing requirements for debt service, working capital and capital expenditures will be funded from these sources. As of September 26, 2004, we had cash and cash equivalents of $84.5 million and $18.8 million available for borrowing under the revolving portion of our Senior Credit Facility.

Senior Credit Facility

The Senior Credit Facility consists of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub

THE GEO GROUP, INC.

limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of our interest in Premier Custodial Group Limited. On June 25, 2004, we used $43.0 million of the net proceeds from the sale of Premier Custodial Group to permanently reduce the Term Loan Facility, and we wrote off approximately $0.3 million in deferred financing costs related to the repayment. At September 26, 2004, there were borrowings of $52.6 million outstanding under the Term Loan Facility, no amounts outstanding under the Revolving Credit Facility, and $31.2 million outstanding in letters of credit under the Revolving Credit Facility.

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

The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 2.75 to 1.00 for the Third Quarter 2004, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.75 to 1.00 through September 25, 2004, which reduces thereafter to 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that our capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.

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

The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’ security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations. We believe that we were in compliance with the covenants of the Senior Credit Facility as of September 26, 2004.

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other

THE GEO GROUP, INC.

indebtedness, (vi) unsatisfied final judgments over a threshold to be determined, (vii) material environmental claims which are asserted against us, and (viii) a change of control.

Senior 8 1/4% Notes

In 2003 we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8.25%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, or prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe that we were in compliance with all of the covenants of the Indenture governing the Notes as of September 26, 2004. The Notes were registered under the Securities Act of 1933 pursuant to an exchange offer which was completed in December 2003.

The covenants governing the Notes and our Senior Credit Facility, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

At September 26, 2004, we also had outstanding ten letters of guarantee totaling approximately $6.4 million under separate international facilities. We do not have any off balance sheet arrangements.

Cash and cash equivalents as of September 26, 2004 were $84.5 million, an increase of $25.8 million from December 28, 2003.

Cash provided by operating activities of continuing operations amounted to $18.4 million in the Nine Months 2004 versus cash used by operating activities of continuing operations of $5.3 million in the Nine Months 2003.

Cash provided by investing activities amounted to $46.5 million in the Nine Months 2004 compared to cash provided by investing activities of $75.1 million in the Nine Months 2003. In the Nine Months 2004 there was a change in the restricted cash balance of $52 million due to the payment of $43 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of Premier Custodial Group. This payment satisfied the restriction on cash as a result of this agreement and the remainder was reclassified to cash. In the Nine Months 2003 there was $80.7 million received from the sale of the UK joint venture.

Cash used in financing activities in the Nine Months 2004 amounted to $45.9 million compared to cash provided by financing activities of $11.3 million in the Nine Months 2003. Cash used in financing activities in the Nine Months 2004 reflect payments of $10.0 million on borrowings under the Revolving Credit Facility, $3.2 million in scheduled payments on the Term Loan Facility, and a one-time $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in Premier Custodial Group. The $10.0 proceeds from debt reflect borrowings under the Revolving Credit Facility in the Nine Months 2004.

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps will be recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The fair value of the swaps was $0.9 million and $0.7 million as of September 26, 2004 and December 28, 2003, respectively and is included as an adjustment to the carrying value of the Notes and in other non current assets in the accompanying balance sheets.

Our wholly-owned Australian subsidiary financed the development of a facility with long-term debt obligations, which are non-recourse to us. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian

THE GEO GROUP, INC.

banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. In connection with the non-recourse debt, the subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined that the swap is an effective cash flow hedge and we record changes in the value of the swap as a component of other comprehensive income, net of applicable income taxes. The total value of the swap liability as of September 26, 2004 and December 28, 2003 was $2.7 million and $5.2 million, respectively and is recorded as a component of other liabilities in the accompanying consolidated financial statements.

Current cash requirements consist of amounts needed for working capital, capital expenditures and supply purchases and investments in joint ventures. Some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures would, if made, be recovered. Based on current estimates of our capital needs, our management expects that capital expenditures will not exceed $3 million during the remainder of the fiscal year, and will be funded from cash from operations.

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

We are also exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $52.6 million as of September 26, 2004, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by approximately $0.5 million.

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at September 26, 2004, every 10 percent change in historical currency rates would have approximately a $3.1 million effect on our financial position and approximately a $0.7 million impact on our results of operations over the next fiscal year.

THE GEO GROUP, INC.

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

THE GEO GROUP, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were defending a wage and hour class action lawsuit filed in California state court by ten current and former employees (Salas et al v. WCC). In September 2004, the Superior Court of California in Kern County approved a settlement of this lawsuit. As part of the settlement, we are required to make a cash payment of approximately $3.1 million and provide certain non-cash considerations to current California employees who were included in the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our human resources department, and changes in certain operational procedures at our correctional facilities in California. The settlement encompasses all of our current and former employees in California through the approval date of the settlement and constitutes a full and final settlement of all actual and potential wage and hour claims against us in California for the period preceding July 29, 2004. We are fully reserved for this settlement.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. While the plaintiff in this case has not quantified its claim of the damages and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2004, we entered into new executive employment agreements with George C. Zoley, our Chairman & CEO, and Wayne H. Calabrese, our Vice Chairman, President & COO, and amended our Senior Management Incentive Plan (the “Amended Incentive Plan”). The new executive employment agreements each contain three-year rolling-terms, non-compete and confidentiality provisions and other customary executive employment agreement terms. Under the agreements and the Amended Incentive Plan, the target amount that Mr. Zoley and Mr. Calabrese may receive as a percentage of annual salary in the form of their annual incentive bonuses has been increased to 150% and 120%, respectively. The agreements provide that the executives will be entitled to receive two years’ annual salary plus bonus in the event that they are terminated without cause or resign for good reason.

The amended executive employment agreements were the result of efforts by the Compensation Committee of the Board of Directors (the “Board”). In the third quarter of 2004, our Board instructed the Compensation Committee to evaluate the compensation arrangements of Mr. Zoley and Mr. Calabrese in an effort to retain the executives after 2005, when each of them is eligible to retire and receive the benefits provided under their retirement agreements. The compensation committee retained separate legal and financial advisors to assist it in its evaluation. The compensation committee also engaged an independent compensation consultant. The amended executive employment agreements were approved by the Board upon the recommendation of the Compensation Committee.

The Amended Incentive Plan also increases the target amount that certain other senior executives may receive as a percentage of annual salary in the form of their annual incentive bonuses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits –

10.1	Amended and Restated Employment Agreement, dated November 4, 2004, between The GEO Group, Inc. and George C. Zoley.

10.2	Amended and Restated Employment Agreement, dated November 4, 2004, between The GEO Group, Inc. and Wayne H. Calabrese.

10.3	Senior Management Incentive Plan, dated November November 4, 2004.

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

(b) Reports on Form 8-K – We filed a Form 8-K, Item 12, on August 11, 2004.

THE GEO GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.
Date: November 5, 2004	/s/ John G. O'Rourke
John G. O'Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)