Form 10-K
period 2005-01-02
GEO GROUP INC
filed 2005-03-23
CIK 923796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-14260

The GEO Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 700, 621 Northwest 53rd Street Boca Raton, Florida (Address of principal executive offices)	33487-8242 (Zip Code)
Registrant’s telephone number (including area code):
(561) 893-0101
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the 7,040,265 shares of common stock held by non-affiliates of the registrant as of June 27, 2004 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $20.90 per share) was approximately $147,141,539. As of March 18, 2005 the registrant had 9,532,204 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2005 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business
      As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.
General
      We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health facilities in the United States, Australia, New Zealand, South Africa and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health management services involve improving the quality of care, innovative programming and active patient treatment. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
      As of January 2, 2005, we operated a total of 43 correctional, detention and mental health facilities and had over 35,266 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 99.2% for the fiscal year ended January 2, 2005. For the fiscal year ended January 2, 2005, we had consolidated revenues of $614.5 million and consolidated operating income of $39.3 million. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements-Note 15 Business Segment and Geographic Information.”
      Our business was founded in 1984 as a division of The Wackenhut Corporation, or TWC, and was incorporated in the State of Florida in 1988. On May 8, 2002, TWC consummated a merger with a wholly-owned subsidiary of Group 4 Falck A/S, referred to as Group 4 Falck. As a result of the merger, Group 4 Falck became the indirect beneficial owner of TWC’s 12 million share majority interest in GEO. On July 9, 2003, we purchased all 12 million shares of our common stock from Group 4 Falck. On November 25, 2003, our corporate name was changed from “Wackenhut Corrections Corporation” to “The GEO Group, Inc”.
      We formerly had, through our Australian subsidiary, a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. The accompanying discussion and consolidated financial statements and notes reflect the operations of DIMIA as a discontinued operation in all periods presented.
      Additional information regarding significant events affecting us during the fiscal year ended January 2, 2005 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Operations
      We offer services that go beyond simply housing offenders in a safe and secure manner for our correctional and detention facilities. We offer a wide array of in-facility rehabilitative and educational programs. Inmates at most of our facilities can also receive basic education through academic programs designed to improve inmates’ literacy levels and enhance the opportunity to acquire General Education Development certificates. Most of our managed facilities also offer vocational training for in-demand occupations to inmates who lack marketable job skills. In addition, most of our managed facilities offer life skills/transition planning programs that provide inmates job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. We also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage.
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
Quality of Operations
      We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts for facilities in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.3% in fiscal year 2004. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for both of our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.
Marketing and Business Proposals
      Our primary potential customers are governmental agencies responsible for local, state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, New Zealand and South Africa. Other primary customers include local agencies in the U.S. responsible for mental health facilities, and other foreign governmental agencies.
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
      Our state and local experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposals; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, our experience is that construction usually takes between 9 and 24 months, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.
      Our federal experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposals; that between twelve and eighteen months elapse between the submission of our response and the agency’s award for a contract; and that between four and eighteen weeks elapse between the award of a contract and the commencement of construction or management of the facility. If the facility for which an award has been made must be constructed, our experience is that construction usually takes between 9 and 24 months, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.
Facility Design, Construction and Finance
      We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of January 2, 2005, we had provided services for the design and construction of forty-two facilities and for the redesign and renovation of six facilities.
      Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. Governmental agencies may finance the construction of such facilities through the following:

•	a one time general revenue appropriation by the governmental agency for the cost of the new facility;

•	general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity; or

•	revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations.
      We may also act as a source of financing or as a facilitator with respect to the financing of the construction of a facility. In these cases, the construction of such facilities may be financed through various methods including, but not limited to, the following:

•	funds from equity offerings of our stock;

•	cash flows from operations;

•	borrowings from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or

•	lease arrangements with third parties.
      If the project is financed using direct governmental appropriations, with proceeds of the sale of bonds or other obligations issued prior to the award of the project or by us directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and therefore, management of the facility, may either be delayed until alternative financing is procured or the development of the project will be suspended or entirely cancelled. If the project is self-financed by us, then financing is generally in place prior to the commencement of construction.
      Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with national general contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various correctional disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. This staff coordinates all aspects of the development with subcontractors and provides site-specific services.
      When designing a facility, our architects seek to utilize, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce cost overruns and construction delays and to reduce the number of officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Our facility designs also maintain security because they increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.
Competitive Strengths

Regional Operating Structure
      We operate three regional U.S. offices and three international offices that provide administrative oversight and support to our correctional and detention facilities and allow us to maintain close relationships with our clients and suppliers. Each of our three regional U.S. offices is responsible for the facilities located within a defined geographic area. The regional offices perform regular internal audits of the facilities in order to ensure continued compliance with the underlying contracts, applicable accreditation standards, governmental regulations and our internal policies and procedures.

Long Term Relationships with High-Quality Government Customers
      We have developed long term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 18 years, the State of California for 16 years, the State of Texas for 16 years, various Australian state government entities for 13 years and the State of Florida for 10 years. These customers accounted for approximately 65.7% of our consolidated revenues for the fiscal year ended January 2, 2005. Our strong operating track record has enabled us to achieve a high renewal rate for contracts. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

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

Experienced, Proven Senior Management Team
      Our top three senior executives have over 48 years of combined industry experience, have worked together at our company for more than 13 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues have grown from $40.0 million in 1991 to $614.5 million in 2004. Our Chief Executive Officer, George C. Zoley, is one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational expertise. Our wardens have an average of 27 years of correctional and detention industry experience.

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

Expand Into Complementary Government-Outsourced Services
      We intend to capitalize on our long term relationships with governmental agencies to continue to grow our correctional, detention and mental health facilities management services and to become a preferred provider of complementary government-outsourced services. We believe that government outsourcing of currently internalized functions will increase largely as a result of the public sector’s desire to maintain quality service levels amid governmental budgetary constraints. Based on our expansion into the mental health services sector, we believe that we are well positioned to continue to deliver higher quality services at lower costs in new areas of privatization.

Pursue International Growth Opportunities
      As a global international provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have operations in Australia, New Zealand, South Africa and Canada. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive. During the fourth quarter of 2004, we opened an office in the United Kingdom to vigorously pursue new business opportunities in England, Wales and Scotland.
Facilities
      The following table summarizes certain information with respect to facilities that GEO (or a subsidiary or joint venture of GEO’s) operated under a management contract or had an award to manage as of January 2, 2005.

	Design			Security	Commencement		Renewal	Type of
Facility Name & Location	Capacity	Customer	Facility Type	Level	of Current Term	Duration	Option	Ownership

Domestic Contracts
Allen Correctional Center Kinder, Louisiana	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	September 2003	3 years	One, Two-year	Manage only
Aurora ICE Processing Center Aurora, Colorado	356	ICE	Federal Detention Facility	Minimum/ Medium	September 2004	1 year	Four, Six Months	Lease-CPV
Bridgeport Correctional Center Bridgeport, Texas	520	TDCJ	State Correctional Facility	Minimum	September 2004	1 Year	One, One- year	Manage only
Broward Transition Center Deerfield Beach, Florida	300	ICE/ Broward County	Federal & Local Detention Facility	Minimum	October 2004/ October 2004	1 year/ 1 year	Four, One-year/ Unlimited, One-Year	Lease-CPV

	Design			Security	Commencement		Renewal	Type of
Facility Name & Location	Capacity	Customer	Facility Type	Level	of Current Term	Duration	Option	Ownership

Central Texas Detention Facility San Antonio, Texas(2)	643	Bexar County/ TDCJ	Federal & Local Detention Facility	All levels	January 2002	3 years	One, Two-year	Lease
Central Valley MCCF McFarland, California	550	CDC	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
Cleveland Correctional Center Cleveland, Texas	520	TDCJ	State Correctional Facility	Medium	January 2004	1 year	N/A	Manage only
Coke County JJC Bronte, Texas	200	TYC	State Juvenile Correctional Facility	Medium/ Maximum	September 2004	2 year	Unlimited, Two-year	Lease
Desert View MCCF Adelanto, California	568	CDC	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
East Mississippi Correctional Facility Meridian, Mississippi	1,000	MDOC	State Correctional Facility	Mental Health	April 2003	2 years	One, Two-year	Manage only
George W. Hill Correctional Facility Thornton, Pennsylvania	1,851	Delaware County	Local Detention Facility	All levels	June 2003	3 years	Unlimited, Three- year	Manage only
Golden State MCCF McFarland, California	550	CDC	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
Guadalupe County Correctional Facility Santa Rosa, New Mexico(3)	600	NMCD	State Correctional Facility	Medium	June 2004	1 year	Unlimited, 1-year	Own
Karnes Correctional Center Karnes City, Texas(2)	579	Karnes County	Federal & Local Detention Facility	All levels	January 1998	30 years	N/A	Lease-CPV
Kyle Correctional Center Kyle, Texas	520	TDCJ	State Correctional Facility	Minimum	September 2004	1 year	One, One- year	Manage only
Lawrenceville Correctional Center Lawrenceville, Virginia	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 year	Ten, One- year	Manage only
Lawton Correctional Facility Lawton, Oklahoma	1,918	ODOC	State Correctional Facility	Medium	July 2003	2 years	Four, One-year	Lease-CPV
Lea County Correctional Facility Hobbs, New Mexico(3)	1,200	NMCD	State Correctional Facility	All levels	June 2003	2 years	Unlimited, 1-year	Lease-CPV
Lockhart Secure Work Program Facilities Lockhart, Texas	1,000	TDCJ	State Correctional Facility	Minimum	January 2003	1 year	N/A	Manage only
Marshall County Correctional Facility Holly Springs, Mississippi	1,000	MDOC	State Correctional Facility	Medium	January 2004	5 years	Two, One-year	Manage only
McFarland CCF, McFarland, California	224	CDC	State Correctional Facility	Minimum	January 2005	1 year	N/A	Lease-CPV
Michigan Youth Correctional Facility Baldwin, Michigan	480	MIDOC	State Correctional Facility	Maximum	July 2003	4 years	N/A	Own
Moore Haven Correctional Facility Moore Haven, Florida	750	DMS	State Correctional Facility	Medium	July 2002	3 years	Unlimited, Two-year	Manage only

	Design			Security	Commencement		Renewal	Type of
Facility Name & Location	Capacity	Customer	Facility Type	Level	of Current Term	Duration	Option	Ownership

North Texas ISF Fort Worth, Texas	400	TDCJ	State Correctional Facility	Minimum	March 2004	3 years	Four, One-year	Lease
Queens Private Correctional Facility Jamaica, New York	200	ICE	Federal Detention Facility Federal & State	Minimum/ Medium	April 2003	2 years	Three, One-year	Lease-CPV
Reeves County Detention Complex Pecos, Texas(2)	3,064	Reeves County	Federal & State Correctional Facility	All levels	November 2003	10 years	N/A	Manage only
Rivers Correctional Institution Winton, North Carolina	1,200	BOP	Federal Correctional Facility	Low	March 2001	4 years	Seven, One-year	Own
Sanders Estes Unit	1,000	TDCJ	State Correctional Facility	Minimum	January 2004	3 years	Two, One-year	Manage only
South Bay Correctional Facility South Bay, Florida	1,318	DMS	State Correctional Facility Federal	Medium/ Close	June 2003	2 years	Unlimited, Two-year	Manage only
Taft Correctional Institution Taft, California	2,048	BOP	Correctional Facility	Low/ Minimum	August 2003	2 years	Three, One-year	Manage only
Val Verde Correctional Facility Del Rio, Texas(2)	784	Val Verde County	Federal & Local Detention Facility	All levels	January 2001	20 years	Unlimited, Five-year	Own
Western Region Detention Facility at San Diego San Diego, California	700	USMS/ ICE	Federal Detention Facility	Maximum	July 2003	2 years	Two, One-year	Lease

International Contracts:
Arthur Gorrie Correctional Centre Wacol, Australia	710	QLD DCS	Reception & Remand Centre	All levels	December 2002	5 years	One, Five-year	Manage only
Auckland Central Remand Prison Auckland, New Zealand	381	NZ DOC	National Jail	Maximum	July 2000	5 years	One, Two-year	Manage only
Fulham Correctional Centre Victoria, Australia	845	VIC MOC	State Prison	Minimum/ Medium	September 2003	3 years	Four, Three- year	Manage only
Junee Correctional Centre Junee, Australia	750	NSW	State Prison	Minimum/ Medium	April 2001	5 years	One, Three- year	Manage only
Kutama-Sinthumule Correctional Centre Northern Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	July 1999	25 years	None	Manage only
Melbourne Custody Centre Melbourne, Australia	67	VIC CC	State Jail	All levels	March 2003	2 years	One, One- year	Manage only
New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Province Juvenile Facility	All levels	October 1997	25 years	One, Ten- year	Manage only
Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	December 2003	3 years	Four, Six- months	Manage only

Mental Health Facilities
Atlantic Shores Hospital Fort Lauderdale, Florida(6)	72	N/A	Private Psychiatric Hospital	Mental Health	N/A	N/A	N/A	Own
South Florida State Hospital Pembroke Pines, Florida	325	DCF	State Psychiatric Hospital	Mental Health	July 2003	5 years	Two, Five-year	Manage only

Customer Legend:

Abbreviation	Customer

LA DPS&C	Louisiana Department of Public Safety & Corrections
ICE	Bureau of Immigration & Customs Enforcement
TDCJ	Texas Department of Criminal Justice
CDC	California Department of Corrections
TYC	Texas Youth Commission
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
MIDOC	Michigan Department of Corrections (Michigan YCF)
DMS	Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
QLD DCS	Department of Corrective Services of the State of Queensland
NZ DOC	The Chief Executive of the Department of Corrections
VIC MOC	Minister of Corrections of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families

(1)	GEO also leases a facility from CPV in Jena, LA that was not in use during fiscal year 2004. The Jena facility remains inactive. See Note 10 of the Financial Statements.
(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, for the county, USMS, ICE, BOP, and other state jurisdictions.
(3)	GEO has a five-year contract with four one-year options to operate this facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	GEO provides comprehensive healthcare services to 11 government-operated prisons under this contract.
(6)	GEO purchased this facility and provides services on an individual patient basis. As a result, no contract specifying a term or renewal provisions exists for this facility.
      The following table sets forth the number of contracts that have terms subject to renewal or re-bid in each of the next five years:

Year	Renewal	Re-bid

2005	6	8
2006	1	1
2007	5	2
2008	2	3
2009	3	4
Thereafter	9	2

	26	20

      We undertake substantial efforts to renew our contracts upon their expiration but we can provide no assurance that we will in fact be able to do so. Previously, in connection with our contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than in prior contractual terms.
      Our contracts typically allow a contracting governmental agency to terminate a contract with or without cause by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. To date, no contracts have been terminated under these circumstances.
      In addition, in connection with our management of such facilities, we are required to comply with all applicable local, state and federal laws and related rules and regulations. Our contracts typically require us to maintain certain levels of coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. See “Insurance” below. If we do not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. In addition, we are required under our contracts to indemnify the contracting governmental agency for all claims and costs arising out of our management of facilities and, in some instances, we are required to maintain performance bonds relating to the construction, development and operation of facilities.
Competition
      We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete with a number of companies, including, but not limited to: Corrections Corporation of America; Correctional Services Corporation; Cornell Companies, Inc.; Management and Training Corporation; and Group 4 Falck Global Solutions Limited. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, in some markets, we may compete with governmental agencies that are responsible for correctional facilities.
Employees and Employee Training
      At January 2, 2005, we had 8,129 full-time employees. Of such full-time employees, 156 were employed at our headquarters and regional offices and 7,973 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 552 and 1,046 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. Collective bargaining agreements covering 70% of employees at our international offices are set to expire in less than one year. We believe that our relations with our employees are satisfactory.
      Under the laws applicable to most of our operations, and internal company policies, our correctional officers are required to complete a minimum amount of training. We generally require at least 160 hours of pre-service training before an employee is allowed to work in a position that will bring the employee in contact with inmates in our domestic facilities, consistent with ACA standards and/or applicable state laws. In addition to a minimum of 160 hours of pre-service training, most states require 40 or 80 hours of on-the-job training. Florida law requires that correctional officers receive 520 hours of training and Michigan law requires that correctional officers receive 640 hours of training. We believe that our training programs meet or exceed all applicable requirements.
      Our training program for domestic facilities begins with approximately 40 hours of instruction regarding our policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each of our employees who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

      At least 240 and 160 hours of training are required for our employees in Australia and South Africa, respectively, before such employees are allowed to work in positions that will bring them into contact with inmates. Our employees in Australia and South Africa receive a minimum of 40 hours of additional training each year.
Business Regulations and Legal Considerations
      Many governmental agencies are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require us to award subcontracts on a competitive basis or to subcontract or partner with businesses owned by women or members of minority groups.
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
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand.
Business Concentration
      Our international operations for fiscal year 2004 consisted of the operations of our wholly owned Australian subsidiaries, and of our consolidated joint venture in South Africa (South African Custodial Management Pty. Limited, or SACM). Through our wholly owned subsidiary, GEO Group Australia Pty. Limited, we currently manage six facilities, including a facility in New Zealand. We operate one facility in South Africa through SACM. Our consolidated revenues for fiscal years 2003 and 2002 consisted of the operations of our wholly owned Australian subsidiary only. See Item 7 for more information on SACM.

      Except for the major customers noted in the following table, no single customer provided more than 10% of our consolidated revenues during fiscal years 2004, 2003 and 2002:

Customer	2004	2003	2002

Various agencies of the U.S. Federal Government	27%	27%	27%
Various agencies of the State of Texas	9%	12%	13%
Various agencies of the State of Florida	12%	12%	14%
      Concentration of credit risk related to accounts receivable is reflective of the related revenues.
Securities and Exchange Commission
      Additional information about us can be found at www.thegeogroupinc.com. We make available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission, or the SEC. In addition, the SEC’s website is located at http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including GEO. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 2.	Properties
      In April 2003, we relocated our corporate offices to Boca Raton, Florida, under a 10-year lease. In addition, we lease office space for our eastern regional office in Palm Beach Gardens, Florida; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space for our Australian operations in Sydney, Australia, through our overseas affiliates, in Sandton, South Africa, and our UK office in Theale, England.
      See “Facilities” listing under Item 1 for a list of other properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings
      We were defending a wage and hour class action lawsuit (Salas et al v. WCC) filed on December 26, 2001 in California state court by ten current and former employees. In January 2005, this lawsuit was settled by a satisfaction of judgment and a release of all claims executed by the plaintiffs which was filed with the Superior Court of California in Kern County. As part of the settlement, we made a cash payment of approximately $3.1 million and we are required to provide certain non-cash considerations to current California employees who were included in the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to our human resources department, and changes in certain operational procedures at our correctional facilities in California. The settlement encompasses all of our current and former employees in California through the approval date of the settlement and constitutes a full and final settlement of all actual and potential wage and hour claims against us in California for the period preceding July 29, 2004.
      In June 2004, we received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. While the claimant has not quantified its damage claim and the outcome of the claim discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.
      The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourteen weeks ended January 2, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock trades on the New York Stock Exchange under the symbol “GGI.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2004 and 2003. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of March 11, 2005, was 143.

	2004		2003

Quarter	High	Low	High	Low

First	$24.23	$19.80	$11.32	$8.48
Second	24.62	18.70	14.74	8.96
Third	21.00	17.33	19.92	13.71
Fourth	26.58	19.56	22.40	17.05
      We did not pay any cash dividends on our common stock for fiscal years 2004 and 2003. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our board of directors may consider relevant. In addition, the indenture governing our $150.0 million 8 1/4% senior notes due in 2013, and our $150.0 million senior credit facility also place material restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis, Cash Flow and Liquidity” and “Item 8. Financial Statements — Note 8 Debt” for further description of these restrictions.
      We did not buy back any of our common stock during 2004. On July 9, 2003 we purchased all 12 million shares of our common stock beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash.
Equity Compensation Plan Information
      The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of January 2, 2005, including our 1994 Stock Option Plan, our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, and our Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	1,591,509	$15.49	19,900

Equity compensation plans not approved by security holders	—	—	—

Total	1,591,509	$15.49	19,900

Sales of Unregistered Securities
      To facilitate the completion of the share purchase from Group 4 Falck, on July 9, 2003, we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.
      Subsequent to the private offering of the Notes, we filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes, having substantially identical terms as the Notes, which we refer to as the Exchange Notes. The registration statement was declared effective by the SEC on November 10, 2003. We then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for the Exchange Notes which are generally freely tradable, subject to certain exceptions. We did not sell any securities that were unregistered under the Securities Act of 1933 in 2004.

Item 6.	Selected Financial Data
      The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2004		2003 Restated		2002 Restated		2001 Restated		2000 Restated

Results of Continuing Operations:
Revenues	$614,548	100.0%	$567,441	100.0%	$517,162	100.0%	$502,733	100.0%	$470,761	100.0%
Operating income from continuing operations	39,310	6.4%	30,140	5.4%	23,858	4.7%	18,162	3.6%	6,778	1.4%
Income from continuing operations	$17,430	2.8%	$41,563	7.3%	$18,188	3.6%	$15,243	3.1%	$8,556	1.8%

Income from continuing operations per common share:
Basic:	$1.86		$2.67		$0.86		$0.72		$0.41

Diluted:	$1.79		$2.63		$0.85		$0.72		$0.40

Weighted Average Shares Outstanding:
Basic	9,384		15,618		21,148		21,028		21,110
Diluted	9,738		15,829		21,364		21,261		21,251
Financial Condition:
Current assets	$222,646		$191,691		$142,719		$141,003		$130,271
Current liabilities	117,696		118,542		79,060		74,441		75,233
Total assets	480,146		510,533		405,258		242,565		224,064
Long-term debt, including current portion (excluding non-recourse debt)	198,204		245,086		125,000		—		10,000
Shareholders’ equity	$106,848		$84,074		$150,616		$128,708		$126,060
Operational Data:
Contracts/awards	49		45		52		53		50
Facilities in operation	43		40		52		51		44
Design capacity of contracts	35,266		38,610		41,083		36,871		37,957
Compensated resident days(2)	12,599,290		11,513,955		10,708,786		10,050,909		9,528,942

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. Fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have not been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 3 Discontinued Operations.”

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom for all of the above periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We have restated our Consolidated Financial Statements for the fiscal years ended December 28, 2003 and December 29, 2002 to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Under generally accepted accounting principles compensated absences must be accrued for hourly and salaried employees. The accrual must consist of the vested liability as well as the amount of the unvested liability that is deemed to be earned under the rules that govern FAS No. 43 “Accounting for Compensated Absences.” Prior to the restatement, the Company’s vacation expense and related accruals were understated for 2003, 2002 and prior periods. The impact of this restatement on such prior periods was reflected as a $3.2 million adjustment to retained earnings as of December 30, 2001.

      Additionally, we determined that under FAS 94, “Consolidation of All Majority-Owned Subsidiaries” we are required to consolidate one of our joint ventures in South Africa (South African Custodial Management Pty. Limited, or SACM). We determined that we had not properly applied FAS 94 for 2003 or 2002 for SACM. As a result we have restated our consolidated financial statements for fiscal year 2003 and 2002 included in this report to reflect the operations of SACM as a consolidated subsidiary. SACM was previously included in our consolidated balance sheets as investment and advances to affiliates, and in our consolidated statement of income as equity in earnings of affiliates.
      Also, we reviewed our practice for depreciating leasehold improvements in part due to the recent attention and focus on this area. We determined we inappropriately included option periods when determining the amortization period for certain leasehold improvements. As a result our depreciation expense was understated for 2003, 2002 and prior periods. We have restated our consolidated financial statements for 2003 and 2002 to reflect the amortization of these items, and its retained earnings as of December 30, 2001 by $0.5 million, to reflect the impact on prior periods.
      Adjustments as a result of the restatements described above, collectively referred to as the Restatements, for years ended December 28, 2003 and December 29, 2002 resulted in a reduction in previously reported net income of $0.5 million and $0.4 million, respectively. Basic and diluted income per share for the year ended December 28, 2003 was reduced by $0.04 and $0.03, respectively. Basic and diluted income per share for the year ended December 29, 2002 was reduced by $0.02 per share. In addition, as a result of the Restatements, retained earnings was reduced by $2.5 million and $2.0 million as of December 28, 2003 and December 29, 2002, respectively. Also, as a result of the cumulative effect of the Restatements of periods prior to 2002, the cumulative effect was to reduce opening retained earnings as of December 30, 2001 by $1.7 million. For a discussion of the individual adjustments made as a result of the Restatements, see “Item 8. Financial Statements — Note 2. Restatements” (Years ended December 28, 2003 and December 29, 2002.)
      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described below under “Risks Related to Our High Level of Indebtedness, Risks Related to Our Business and Industry and Forward-Looking Statements.” The discussion should be read in conjunction with the consolidated financial statements and notes thereto.
Discontinued Operations
      Through our Australian subsidiary, we previously had a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. The accompanying consolidated financial statements and notes reflect the operations of DIMIA as a discontinued operation in all periods presented.
Variable Interest Entities
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. We have reviewed our 50% owned South African joint venture in South African Custodial Services Pty. Limited, which we refer to as SACS, and determined it is a variable interest entity. We determined that we are not the primary beneficiary of SACS and as a result are not required to consolidate SACS under FIN 46R. We continue to account for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center and SACM was established to operate correctional centers. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in

Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. “See Item 7. Financial Condition — Guarantees” for a discussion of our guarantees related to SACS. Separately, SACS entered into a long term operating contract with SACM to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. Our maximum exposure for loss under this contract is $15.6 million, which represents our initial investment and the guarantees discussed in Item 7.
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
Share Purchase
      On July 9, 2003 we purchased all 12 million shares of our common stock beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash pursuant to the terms of a share purchase agreement, dated April 30, 2003, by and among us, Group 4 Falck, our former parent company, The Wackenhut Corporation, or TWC, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck.
      In connection with the share purchase, the Services Agreement, dated October 28, 2002, between us and TWC, which we refer to as the Services Agreement, terminated effective December 31, 2003, and no further payments for periods thereafter are due from us to TWC under the Services Agreement. Following the share purchase and the termination of the Services Agreement we internalized several functions previously outsourced to TWC, including payroll processing, human resources management, tax and information systems.
Sale of Our Joint Venture Interest in Premier Custodial Group Limited
      On July 2, 2003, we sold our one-half interest in Premier Custodial Group Limited, our former United Kingdom joint venture which we refer to as PCG, to Serco for approximately $80.7 million, on a pretax basis.
Recent Financings and Debt Repayment
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
      On June 25, 2004, as required by the terms of the indenture governing the Notes, we used $43.0 million of the net proceeds from the sale of PCG to repay debt then outstanding under the Senior Credit Facility, and we wrote off approximately $0.3 million in deferred financing costs related to this payment. As a result of the payment, our borrowings under the term loan portion of the Senior Credit Facility were permanently reduced by $43.0 million.
Name Change
      On November 25, 2003, our corporate name was changed from “Wackenhut Corrections Corporation” to “The GEO Group, Inc.” The name change was required under the terms of the share purchase agreement between us and Group 4 Falck described above. Under the terms of the share purchase agreement, we were also required to cease using the name, trademark and service mark “Wackenhut” by July 9, 2004. In addition to achieving compliance with the terms of the share purchase agreement, we believe that the change in our name to “The GEO Group, Inc.” helps to reinforce the fact that we are no longer affiliated with TWC or Group 4 Falck or their related entities. Following the name change, our New York Stock Exchange ticker symbol was changed to “GGI” and our common stock now trades under that symbol.
Rights Agreement
      On October 9, 2003, we entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of our common stock carries with it one preferred share purchase right. If the rights become exercisable pursuant to the rights agreement, each right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right is exercised, the holder of the right has no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights trade automatically with shares of our common stock, and may only be exercised in connection with certain attempts to acquire our company. The rights are designed to protect the interests of our company and our shareholders against coercive acquisition tactics and encourage potential acquirers to negotiate with our board of directors before attempting an acquisition. The rights may, but are not intended to, deter acquisition proposals that may be in the interests of our shareholders.
Critical Accounting Policies
      We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Revenue Recognition
      We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate.
      Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because management considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.
      We extend credit to the governmental agencies we contract with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We also perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations.

Reserves for Insurance Losses
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand.
      Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Our management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

Income Taxes
      We account for income taxes in accordance with Financial Accounting Standards, or FAS, No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.
      In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, and estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.
      On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004, which we refer to as AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, we repatriated approximately $17.3 million in incentive dividends, as defined in the AJCA, and recognized an income tax benefit of $0.2 million.
      On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements in the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. If a technical correction bill similar to the Tax Technical Corrections Act of 2004 is enacted, we would recognize an additional tax benefit of $1.7 million. While it is expected that new legislation will be introduced into Congress to provide additional clarifying language on key elements of the provision, there can be no assurance that such legislation will be enacted.

Property and Equipment
      As of January 2, 2005, we had approximately $197.0 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and Furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
      We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended January 2, 2005. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

Idle Facilities
      We have entered into ten year non cancelable operating leases with Correctional Properties Trust, or CPV, for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through January 2010. In the event that our facility management contract for one of these leased facilities is terminated, we would remain responsible for payments to CPV on the underlying lease. We will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, we will review our estimate for sublease income and record a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.
Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements accompanying this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Risk Factors” and those included in other portions of this report.
      The discussion of our results of operations below excludes the results of our discontinued operations resulting from the termination of our management contract with DIMIA for all periods presented. Through our Australian subsidiary, we had a contract with DIMIA for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers.
      For the purposes of the discussion below, “2004” means the 53 week fiscal year ended January 2, 2005, “2003” means the 52 week fiscal year ended December 28, 2003, and “2002” means the 52 week fiscal year ended December 29, 2002.

Overview
      GEO reported diluted earnings per share of $1.73, $2.83 and $0.99 in 2004, 2003, and 2002 respectively. For fiscal year 2004, the $1.73 amount included ($0.03) per diluted share for certain items, as detailed below, compared to the fiscal year 2003 $2.83 amount, which included $1.89 per diluted share for certain items. The fiscal year 2002 $0.99 amount included ($0.03) per diluted share for certain items. Charges from certain items are detailed below. Weighted average common shares outstanding for fiscal year 2004 reflects a full year of the effect of our purchase of 12 million shares of our common stock in the third quarter 2003.
      The following table sets forth certain items before tax which we consider relevant to the discussion below of our operating results for 2004, 2003 and 2002:

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Certain Items (before income taxes)
Insurance reduction	$4,150	$—	$—
Jena, Louisiana write-off	(3,000)	(5,000)	(1,100)
DIMIA insurance reserves	—	(3,600)	—
Write-off of acquisition costs	(1,306)	—	—
Gain on sale of UK joint venture	—	61,034	—
Write-off of deferred financing fees	(317)	(1,989)	—

Certain Items	$(473)	$50,445	$(1,100)
Amounts per diluted common share after-tax	$(0.03)	$1.87	$(0.03)

      The following table delineates where the total of certain items above are classified in our Consolidated Statements of Income.

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands)
Certain Items represented in the various lines of the Consolidated Statements of Income
Operating Expenses	$1,150	$(8,000)	$(1,100)
General and Administrative Expenses	(1,306)	—	—
Write-off of deferred financing fees	(317)	(1,989)	—
Gain on Sale of UK joint venture	—	61,034	—

Certain Items	$(473)	$50,445	$(1,100)

2004 versus 2003

Facility Operations

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$614,548	100.0%	$567,441	100.0%	$47,107	8.3%
      The increase in revenues in 2004 compared to 2003 is primarily attributable to five items. (i) Australian and South African revenues increased approximately $17.7 million, $9.7 million and $2.2 million of which was due to the strengthening of the Australian dollar and South African Rand, respectively, and $5.8 million of which was due to higher occupancy rates and contractual adjustments for inflation. (ii) Revenues derived from construction increased by $13.1 million in 2004 as compared to 2003 when construction revenue was insignificant. The construction revenue is related to our expansion of South Bay, one of the facilities that we manage, and the expansion is expected to be completed by the end of the second quarter of 2005. (iii) The opening of new facilities, including Reeves and Sanders Estes, resulted in a $13.1 million increase in revenue. The increase in revenues also reflects $4.9 million of additional revenue in 2004 as a result of the fact that the Lawrenceville Correctional Facility, which opened in March 2003, was operational for the entire period. (iv) Revenues increased in 2004 because it contained 53 weeks compared to 2003, which contained 52 weeks. (v) Domestic revenues also increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were offset by $24.6 million of lost revenue due to the non renewal in January 2004 of the management contracts for the Willacy State Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003. The McFarland facility was reactivated on January 1, 2005.
      The number of compensated resident days in domestic facilities increased to 10.5 million in 2004 from 9.8 million in 2003. Compensated resident days in Australian and South African facilities during 2004 increased to 2.1 million from 1.8 million for the comparable periods in 2003 primarily due to higher population levels. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated mandays. The average occupancy in our domestic, Australian and South African facilities combined was 99.1% of capacity in 2004 compared to 100% in 2003. The decrease in the average occupancy is due to an increase in the number of beds made available to us under our contracts.

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Operating Expenses	$514,908	83.8%	$484,018	85.3%	$30,890	6.4%
      Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Fiscal 2004 operating expenses include a $4.2 million reduction in our general liability, auto liability and worker’s compensation insurance reserves that was made in the third quarter 2004. This reduction was the result of revised actuarial projections related to loss estimates for the initial two years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. However, these changes were not immediately realized in our loss estimates. These changes have resulted in improved claims experience and loss development, which we have recently begun realizing in our actuarial projections. As a result of our adverse experience as an insured under TWC’s insurance program, we previously established our reserves for the new insurance program above the actuary’s estimate in order to provide for potential adverse loss development. As a result of improving loss trends, under our new program, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have adjusted our reserve at January 2, 2005 at the actuary’s expected loss. There can be no assurance that our improved claims experience and loss developments will continue.
      Operating expenses in 2004 reflect an additional provision for operating losses of approximately $3.0 million related to our inactive facility in Jena, Louisiana.
      Operating expenses in 2003 reflect a provision for operating losses of approximately $5.0 million related to the Jena facility, and approximately $3.0 million primarily attributable to liability insurance expenses, related to the transitioning of the DIMIA contract.
      The remaining increase in operating expenses is consistent with the increase in revenues discussed above.
General and Administrative Expenses

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
General and Administrative Expenses	$45,879	7.5%	$39,379	6.9%	$6,500	16.5%
      General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. Compliance with Sarbanes-Oxley requirements for management’s assessment over internal controls resulted in an increase in professional fees in 2004 of $1.0 million. Salary expense increased $5.0 million in 2004 as a result of increased incentive targets under our senior officer incentive plan and the internalization of functions and services previously outsourced to TWC. In May 2004, we completed payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002, resulting in a $2.4 million reduction in salary expense in 2004. In addition, we were pursuing acquisition opportunities in 2004, and had capitalized direct and incremental costs related to potential acquisitions. During the fourth quarter of 2004, we determined that the related acquisitions were no longer probable, and wrote off the capitalized deferred acquisition costs of $1.3 million. Finally, the remaining increase in general and administrative costs relates to other increases in professional fees, travel and rent expense for our corporate offices.
Interest Income and Interest Expense

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Interest Income	$9,598	1.6%	$6,874	1.2%	$2,724	39.6%
Interest Expense	$22,138	3.6%	$17,896	3.2%	$4,242	23.7%
      The increase in interest income is primarily due to higher average invested cash balances. The increase also reflects income from interest rate swap agreements entered into September 2003 for our domestic operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
      The increase in interest expense is primarily attributable to the Notes, which began accruing interest on July 9, 2003. This resulted in a full year of interest expense in 2004 as compared to approximately six months in 2003. On June 25, 2004, we made a payment of approximately $43.0 million on the term loan portion of our Senior Credit Facility. Further, interest expense reflects higher average interest rates during 2004.
Costs Associated with Debt Refinancing
      Deferred financing fees of $0.3 million were written off in 2004 in connection with the $43.0 million payment related to the term loan portion of the Senior Credit Facility. In 2003, the extinguishment of debt resulted in write-offs of deferred financing fees of $2.0 million.
Sale of Joint Venture
      Fiscal year 2003’s results of operations includes the sale of the UK joint venture for $80.7 million which resulted in a gain of $61.0 million.
Income Taxes

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$8,313	1.4%	$37,205	6.6%	$28,892	(77.7)%
      The decrease in provision for income taxes is due to significantly higher taxes in 2003 as a result of the gain from the sale of our 50% interest in PCG. Additionally, 2004 income tax expense includes a benefit from the realization in 2004 of approximately $3.4 million of foreign tax credits related to the gain on sale of PCG.
      During 2004, we adjusted our tax provision to reflect an adjustment to our treatment of certain executive compensation. During the fiscal years ended 2003 and 2002, along with the period ending June 27, 2004, we calculated our tax provision as if our executive bonus plan met the Internal Revenue Service code section 162(m) requirements for deductibility. During 2004, we discovered that the plan did not meet certain specific requirements of section 162(m). We recognized $1.4 million of additional tax provision under section 162(m) for 2004, including $0.6 million to correct our tax provision for the fiscal years ended 2003 and 2002.
Equity in Earnings of Affiliates

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Equity in Earnings of Affiliates	$—	0.0%	$1,250	0.2%	$(1,250)	(100.0)%
      Equity in earnings of affiliates for 2004 represents the results of SACS only. In 2004 SACS reported no net income or loss. Our 2003 equity in earnings of affiliates reflects the results of SACS and a half year of PCG, our United Kingdom joint venture, which we sold in July 2003.
Income/ Loss from Discontinued operations
      Through our Australian subsidiary, we previously had a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities generated total revenue of $6.0 million and $62.7 during 2004 and 2003, respectively. The loss in 2004 primarily relates to transition and exit costs.

Fiscal 2003 Compared with 2002
Facility Operations

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$567,441	100.0%	$517,162	100.0%	$50,279	9.7%
      The increase in revenues in 2003 compared to 2002 primarily relates to three activities. The strengthening of the Australian dollar and South African Rand increased revenues by approximately $15.6 million and $5.0 million, respectively. Revenues also increased $4.7 million in 2003 as compared to 2002 because our facility in South Africa was open for the entire year in 2003 as compared to approximately 6 months in 2002. Revenues increased $14.8 million as a result of the opening of the Lawrenceville Correctional Facility at the end of the first quarter 2003. The remainder of the increase was due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were partially reduced by $6.3 million in 2003 compared to 2002 due to the closure of the Bayamon Correctional Facility and South Bay Sexually Violent Predator Program.
      The number of compensated resident days in domestic facilities increased to 9.8 million in 2003 from 9.2 million in 2002. Compensated resident days in Australian and South African facilities increased to 1.7 million in 2003 from 1.5 million in 2002. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated mandays. The average facility occupancy in domestic, Australian and South African facilities was 100% of capacity in 2003 compared to 98.5% in 2002.

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Operating Expenses	$484,018	85.3%	$449,442	86.9%	$34,576	7.7%
      Operating expenses in 2003 increased due to the opening of the Lawrenceville Correctional Facility in Virginia, a full year of operations at our facility in South Africa, the impact of the stronger Australian dollar and South African Rand offset by lower workers’ compensation and general liability insurance expense and lower lease expense as a result of purchasing previously leased properties. The increase in operating expenses in 2003 is also attributable to an additional provision for operating loss of approximately $5.0 million during 2003, compared to a $1.1 million provision in 2002 related to our inactive facility in Jena, Louisiana. In 2003, there were costs of $3.0 million related to the transitioning of the DIMIA contract, primarily related to liability insurance expenses.
General and Administrative Expenses

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
General and Administrative Expenses	$39,379	6.9%	$32,146	6.2%	$7,233	22.5%
      The increase in general and administrative expenses primarily relates to (i) increased deferred compensation costs for senior executive compensation agreements (ii) payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002 and (iii) increased professional fees, directors’ and officers’ insurance and travel costs.
Interest Income and Interest Expense

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Interest Income	$6,874	1.2%	$4,848	0.9%	$2,026	41.8%
Interest Expense	$17,896	3.2%	$3,738	0.7%	$14,158	378.8%

      The increase in interest income is primarily due to higher average invested cash balances. The increase also reflects income from an interest rate swap agreements entered into September 2003 for our domestic operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
      The increase in interest expense is attributable to the debt incurred to finance the purchase of previously leased facilities for approximately $155.0 million in December 2002. During 2003, we entered into the Senior Credit Facility and issued the Notes for $150.0 million. The Senior Credit Facility was in effect for a full year in 2003 and only one month in 2002. The Notes were issued on July 9, 2003.
Costs Associated with Debt Refinancing
      We incurred a charge of $2.0 million for the write-off of deferred financing fees related to the amendment of our previous credit agreement in July 2003.
Sale of Joint Venture
      On July 2, 2003, we sold our 50% interest in PCG, our United Kingdom joint venture, for approximately $80.7 million. We recognized a gain of $61.0 million from the sale.
Income Taxes

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$37,205	6.6%	$11,312	2.2%	$25,893	228.9%
      Provision for income taxes increased primarily due to the tax effect on the gain on sale of PCG in July 2003.
Equity in Earnings of Affiliates

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,250	0.2%	$4,958	1.0%	$(3,708)	(74.8)%
      Equity in earnings of affiliates for 2003 represents a full year of operating results for SACS and a half year of operating results for PCG due to its sale in July of 2003. Equity in earnings of affiliates for 2002 reflects full year of operating results for SACS and PCG, net of income tax provision.
Income/ Loss from Discontinued Operations

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Discontinued Operations	$3,198	0.6%	$2,932	0.6%	$266	9.1%
      Income from discontinued operations increased due to the strengthening of the Australian Dollar by approximately 20% during 2003 despite a decrease in revenue.
Financial Condition

Liquidity and Capital Resources
      Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. As of January 2, 2005, we had $17.2 million available for borrowing under the revolving portion of the Senior Credit Facility.
      We incurred substantial indebtedness in connection with the share purchase in 2003. As of January 2, 2005, we had $198.2 million of consolidated debt outstanding, excluding $44.7 million of non-recourse debt. As of January 2, 2005, we also had outstanding nine letters of guarantee totaling approximately $6.7 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.” However, our management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
      In the future, our access to capital and ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the Notes and in our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.
      Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will not exceed $12.0 million during the next 12 months. We plan to fund these capital expenditures from cash from operations or borrowings under the Senior Credit Facility.

The Senior Credit Facility
      On July 9, 2003, we amended our Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of PCG. On June 25, 2004, we used $43.0 million of net proceeds from the sale of PCG to permanently reduce the term loan portion of the Senior Credit Facility, and we also wrote off approximately $0.3 million in deferred financing costs related to this payment. At January 2, 2005, we had borrowings of $51.5 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $32.8 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.
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
      Indebtedness under the Revolving Credit Facility bears interest at our option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility, or at the London inter-bank offered rate, or LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of

January 2, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.25%. The Term Loan Facility bears interest at our option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.
      The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.00 to 1.00 through July 2, 2005, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that our capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.
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
      The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’ security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.”
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

Senior 8 1/4% Notes
      To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, we amended the Senior Credit Facility and issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes, in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. On June 25, 2004, as required by the terms of the Indenture governing the Notes, we used $43.0 million of the net proceeds from the sale of PCG to permanently reduce the Senior Credit Facility, and wrote off approximately $0.3 million in deferred financing costs related to this payment.
      The covenants in the Indenture can substantially restrict our business operations. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We believe that we were in compliance with all of the covenants of the Indenture governing the Notes as of January 2, 2005.
      Subsequent to the private offering of the Notes, we filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes, referred to as the Exchange Notes, having substantially identical terms as the Notes. The registration statement was declared effective by the SEC on November 10, 2003. We then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for exchange notes, which we refer to as the Notes, which are generally freely tradable, subject to certain exceptions.

Guarantees
      In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $10.6 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million as security for our guarantee. Our obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolving Credit Facility.
      We have agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.5 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not anticipate that such funding will ever be required by SACS. Our obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstance, including termination of the contract.
      We have also guaranteed certain obligations of SACS to the security trustee for SACS lenders. We have secured our guarantee to the security trustee by ceding our rights to claims against SACS in respect of any loans or other finance agreements, and by pledging our shares in SACS. Our liability under the guarantee is limited to the cession and pledge of shares. The guarantee expires upon expiration of the cession and pledge agreements.
      In connection with a design, build, finance and maintenance contract, we guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million or approximately $2.1 million commencing in 2017. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet.

Interest Rate Swaps
      Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount.
      Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of January 2, 2005 and December 28, 2003 was approximately $2.5 million and $5.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented.
      In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $44.7 million and $43.9 million as of January 2, 2005 and December 28, 2003, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 2, 2005, was approximately $3.9 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Cash Flow
      Cash and cash equivalents as of January 2, 2005 were $92.8 million, an increase of $40.6 million from December 28, 2003.
      Cash provided by operating activities of continuing operations in 2004, 2003 and 2002 was $33.3 million, $17.3 million, and $33.1 million, respectively. Cash provided by operating activities of continuing operations in 2003 was positively impacted by an increase in accounts payable and accrued expenses and other liabilities. The increase in accounts payable and other accrued expenses is attributable to the increase in value of our Australian subsidiary’s accounts payable and accrued expenses due to an increase in foreign exchange rates and an increase in reserves for self insurance. The increase in other liabilities reflects an increase in the liability for the fair market value of our Australian subsidiary’s interest rate swap and an increase in certain pension obligations.
      Cash provided by operating activities of continuing operations in 2003 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable is attributable to the increase in value of our Australian subsidiary’s accounts receivable due to an increase in foreign exchange rates, the addition of the Lawrenceville Correctional Facility and slightly higher monthly billings reflecting a general increase in facility occupancy levels.
      Cash provided by investing activities in 2004 and 2003, was $42.1 million and $8.3 million, respectively. Cash used in investing activities in 2002 was $159.5 million. In 2004, there was a decrease in the restricted cash balance of $52.0 million due to the payment of $43.0 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of PCG. This payment satisfied the restriction on cash imposed by the terms of the Senior Credit Facility and the remainder was reclassified to cash. Cash provided by investing activities in 2003 reflects the gross proceeds from the sale of PCG offset by restricted cash and capital expenditures in the normal course of business. During 2003, our wholly owned Australian subsidiary financed the expansion of a facility with non-recourse debt. During 2002, we purchased four correctional facilities in operation under our prior operating lease facility.
      Cash used in financing activities in 2004 and 2003 was $47.1 million and $17.2 million, respectively. Cash provided by financing activities in 2002 was $126.1 million. Cash used in financing activities in 2004 reflect payments of $10.0 million on borrowings under the Revolving Credit Facility, $4.0 million in scheduled payments on the Term Loan Facility, and a one-time $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in PCG. The $10.0 million proceeds from debt reflect borrowings under the Revolving Credit Facility in 2004. Cash used in financing activities in 2003 reflects the sale of the Notes, and the purchase of 12 million shares of our common stock from Group 4 Falck for $132.0 million.

Contractual Obligations and Off Balance Sheet Arrangements
      The following is a table of certain of our contractual obligations, as of January 2, 2005, which requires us to make payments over the periods presented.

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-Term Debt Obligations	$201,521	$12,006	$6,922	$32,593	$150,000
Operating Lease Obligations	140,343	32,929	65,531	27,406	14,477
Non-Recourse Debt	44,683	1,730	4,066	5,086	33,801
Other Long-Term Liabilities	12,318	11,052	105	186	975
Total	$398,865	$57,717	$76,624	$65,271	$199,253
      We do not have any off balance sheet arrangements which would subject us to additional liabilities.
Commitments and Contingencies
      During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on the underlying lease of the inactive facility with CPV through 2009. In the fourth quarter of 2004, we incurred an operating charge of $3.0 million to cover our anticipated losses under the lease until an alternative correctional use for the facility may be identified or a sublease for the facility may be in place. We have incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. We are continuing our efforts to find an alternative correctional use or sublease for the facility. If we are unable to sublease or find an alternative correctional use for the facility, an additional operating charge will be required. The current reserve for loss of $5.8 million is sufficient to cover lease payments through January 2008. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2008, is approximately $4.3 million.
      Our contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility is set to expire March 31, 2005. ICE has the option to renew the contract on an annual basis and must submit its notice to renew within sixty days of the start of a renewal period. We have received notice of an extension through June 30, 2005 on the current terms and conditions of the existing contract. However, ICE has not exercised its right to renew the option for the contract period April 1, 2005 through March 31, 2006. During the year ended January 2, 2005, the contract for the Queens facility represented approximately 2% of the Company’s consolidated revenues. We have a non cancelable operating lease for the Queens facility with CPV through April 28, 2008, when the lease is scheduled to expire. We are currently in discussions with ICE regarding revised contract terms and conditions and hope to obtain a full one-year extension of the facility contract. If we fail to obtain a full one-year contract extension with ICE or are unable to find an appropriate alternative correctional use for the facility or sublease the facility, we may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $4.7 million through April 28, 2008.
      In June 2004, we received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that our Australian subsidiary formerly operated pursuant to our discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights. While the claimant in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs we may incur as a result of this claim, including the expenses of defending the claim.
      We own and operate the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan. We operate this facility pursuant to a management contract with the Michigan Department of Corrections, which we refer to as the DOC. Separately, we lease the facility to the State with an initial term of 20 years followed by two 5-year options. The DOC can terminate the management contract for this facility unilaterally without cause upon 60 days’ notice to us. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things; de-appropriate funds for the payment of operations and lease payments for the facility. The State Legislature did not approve this order. However, we believe that the Governor of Michigan may submit an additional order or include a request in the State’s 2006 fiscal year budget that no appropriations be made for the payment of operations and lease payments for the facility.
      If, at any time in a future appropriation to the state department of corrections, the State Legislature of Michigan expressly prohibits the department from spending any appropriated money for lease payments related to the facility, the State will have the right to terminate the lease. Additionally, in the event of such termination, the DOC would not have an interest in our operation of the facility and would likely terminate the management contract. We are undertaking efforts to seek continued appropriations by the State Legislature for the lease and the management contract for this facility, and as a contingency, we are undertaking efforts to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event that the lease is terminated and our operations cease at the facility, our financial condition and results of operations would be materially adversely affected. In the event of such termination, we would assess the facility for impairment in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

Inflation
      We believe that inflation, in general, did not have a material effect on our results of operations during 2004, 2003 and 2002. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.
Forward-Looking Statements — Safe Harbor
      This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to appropriations risk on the Michigan Youth Correctional Facility;

•	our ability to renew the operating contract for the Queens Correctional Facility beyond June 30, 2005;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, Correctional Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
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
      We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of January 2, 2005 was $198.2 million, excluding non recourse debt of $44.7 million. In addition, as of January 2, 2005, we had $32.8 million outstanding in letters of credit under the revolving loan portion of our Senior Credit Facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $17.2 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.
      Our substantial indebtedness could have important consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to adverse economic and industry conditions;

•	place us at a competitive disadvantage compared to competitors that may be less leveraged; and

•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

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
      The terms of the indenture governing the Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. In addition, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, and incur more indebtedness as a result. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. As of January 2, 2005, we would have had the ability to borrow an additional $17.2 million under the revolving loan portion of our Senior Credit Facility. Additionally, on January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of up to $200.0 million aggregate amount of certain of our securities, including our debt securities. Any indebtedness incurred pursuant to the universal shelf registration statement will be created through the issuance of these debt securities. Such debt securities may be issued in more than one series and some of those series may have characteristics that provide them with rights that are superior to those of other series of our debt securities that have already been created or that will be created in the future.

The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.
      The indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things, incur additional indebtedness, pay dividends and or distributions on our capital stock, repurchase, redeem or retire our capital stock, prepay subordinated indebtedness, make investments, issue preferred stock of subsidiaries, make certain types of investments, guarantee other indebtedness, create liens on our assets, transfer and sell assets, create or permit restrictions on the ability of our restricted subsidiaries to make dividends or make other distributions to us, enter into sale/leaseback transactions, enter into transactions with affiliates, and merge or consolidate with another company or sell all or substantially all of our assets.
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
      Our Senior Credit Facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to the Senior Credit Facility. Our estimated total annual interest expense based on borrowings outstanding as of January 2, 2005 is approximately $19.3 million, $2.6 million of which is interest expense attributable to estimated borrowings of $51.5 million currently outstanding under the Senior Credit Facility inclusive of expected mandatory payments under the Senior Credit Facility. Based on estimated borrowings under the Senior Credit Facility, inclusive of expected mandatory payments, a one percent increase in the interest rate applicable to the Senior Credit Facility, will increase interest expense by $0.4 million.
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
      We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness will be materially adversely affected. For the fiscal year ended January 2, 2005, our subsidiaries accounted for 16.9% of our consolidated revenues, and, as of January 2, 2005 our subsidiaries accounted for 25.9% of our consolidated total assets.

The Notes are effectively subordinated to our senior secured indebtedness, which could impair our ability to pay amounts due under the Notes.
      The Notes are unsecured and therefore are effectively subordinated to our secured indebtedness, including the Senior Credit Facility, to the extent of the value of the assets securing such indebtedness. In addition, the Indenture governing the Notes allows us to incur an unlimited amount of additional indebtedness and to secure indebtedness, including any indebtedness incurred under credit facilities, provided that we meet the fixed charge coverage ratio test set forth in the Indenture. In the event we are the subject of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, our assets securing our indebtedness could not be used to pay the holder of the Notes until after all secured claims against us have been fully paid.

Our subsidiaries have not guaranteed the Notes and therefore the Notes will be effectively subordinated in right of payment to any and all indebtedness and other liabilities, including trade payables, of our subsidiaries.
      None of our subsidiaries are obligors or guarantors of the Notes. Therefore, the claims of creditors of such subsidiaries, including the claims of trade creditors of such subsidiaries, the claims of preferred shareholders of such subsidiaries (if any) and, with respect to certain of our domestic subsidiaries that have guaranteed our obligations under the Senior Credit Facility, the claims of lenders under the Senior Credit Facility, generally will have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors. As a result, the Notes are effectively subordinated to all existing and future liabilities of our subsidiaries and the right to receive payment under the Notes will be structurally junior to all of such liabilities. In the event of a bankruptcy, liquidation, winding up, reorganization or similar proceeding involving a subsidiary, our right to receive assets of that subsidiary and the consequent right of holders of the Notes to participate in a distribution of those assets to satisfy our obligations under the Notes may be materially adversely affected. As of January 2, 2005, our subsidiaries had total indebtedness of $44.7 million, and approximately $16.8 million of other liabilities, including trade payables but excluding intercompany obligations, liabilities under guarantees of our obligations, and other obligations not reflected in our consolidated financial statements.
Risks Related to Our Business and Industry

We are subject to the termination or non-renewal of our government contracts, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.
      Governmental agencies may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. They also generally have the right to renew facility contracts at their option. Notwithstanding any contractual renewal option, as of January 2, 2005, 14 of our facility management contracts are scheduled to expire on or before January 1, 2006. These contracts represented 27.2% of our consolidated revenues for the year ended January 2, 2005. Some of these contracts may not be renewed by the corresponding governmental agency. See “Business — Facilities and Facility Management Contracts.” In addition, governmental agencies may determine not to exercise renewal options with respect to any of our contracts in the future. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.
     We will continue to be responsible for certain real property payments even if our underlying facility management contracts terminate, which could adversely affect our profitability.

      Eleven of our facilities are leased from Correctional Properties Trust, an independent, publicly-traded REIT which we refer to as CPV. These leases have an initial ten-year term with varying renewal periods at our option, and a total average remaining initial term of 3.6 years. The facility management contracts underlying these leases generally have a term ranging from one to five years, however, they are terminable by the governmental entity at will. In the event that a facility management contract is terminated or expires and is not renewed prior to the expiration of the corresponding lease term for the facility, we will continue to be liable to CPV for the related lease payments. Our average annual obligations and aggregate total remaining obligations for lease payments under the eleven CPV leases are approximately $18.9 million and $94.5 million, respectively. Because these lease payments would not be offset by revenues from an active facility management contract, they could represent a material ongoing loss. If we are unable to find a replacement management contract or an alternative use for the facility, the loss could continue until the expiration of the lease term then in effect, which could adversely affect our profitability. See “MD&A — Commitments and Contingencies” above for information on leases for which we had no corresponding management contract to operate as of January 2, 2005.
      For example, during 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on the underlying lease of the inactive facility with CPV through 2009. In the fourth quarter of 2004, we incurred an operating charge of $3.0 million to cover our anticipated losses under the lease until an alternative correctional use for the facility may be identified or a sublease for the facility may be in place. We have incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. We are continuing our efforts to find an alternative correctional use or sublease for the facility. If we are unable to sublease or find an alternative correctional use for the facility, an additional operating charge will be required. The current reserve for loss of $5.8 million is sufficient to cover lease payments through January 2008. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2008, is approximately $4.3 million.
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
      Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Public sector demand for new facilities may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, crime rates and sentencing patterns in jurisdictions in which we operate, governmental and public acceptance of the concept of privatization, and the number of facilities available for privatization.
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

We may not be able to secure financing for new facilities, which could adversely affect our results of operations and future growth.
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
      We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business could seriously harm our financial condition and results of operations. The loss of, or a significant decrease in, business from the Bureau of Prisons, the Bureau of Immigration and Customs Enforcement, which we refer to as ICE, or the U.S. Marshals Service or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE and the Marshals Service, accounted for approximately 26.9% of our total consolidated revenues for the fiscal year ended January 2, 2005, with the Bureau of Prisons accounting for approximately 11.4% of our total consolidated revenues for such period, the Marshals Service accounting for approximately 10.3% of our total consolidated revenues for such period and the ICE accounting for approximately 5.2% of our total consolidated revenues for such period. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, Australia and New Zealand.
      Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Our management uses judgments in assessing loss estimates that are based on actual claim amounts and loss development experience considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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
      We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected. For the fiscal year ended January 2, 2005, our international operations accounted for approximately 16.9% of our consolidated revenues.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.
      We conduct substantially all of our operations in South Africa through joint ventures with third parties and may enter into additional joint ventures in the future. Our joint venture agreements generally provide that the joint venture partners will equally share voting control on all significant matters to come before the joint venture. Our joint venture partners may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.
      We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Wayne H. Calabrese, our Vice Chairman and President, and John G. O’Rourke, our Chief Financial Officer. Under the terms of their retirement agreements, each of these executives are currently eligible to retire at any time from GEO and receive significant lump sum retirement payments. The unexpected loss of any of these individuals could materially adversely affect our business, financial condition or results of operations. We do not maintain key-man life insurance to protect against the loss of any of these individuals.
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
      Our ownership of correctional and detention facilities subjects us to risks typically associated with investments in real estate. Investments in real estate, and in particular, correctional and detention facilities, are relatively illiquid and, therefore, our ability to divest ourselves of one or more of our facilities promptly in response to changed conditions is limited. Investments in correctional and detention facilities, in particular, subject us to risks involving potential exposure to environmental liability and uninsured loss. Our operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation. In addition, although we maintain insurance for many types of losses, there are certain types of losses, such as losses from earthquakes, riots and acts of terrorism, which may be either uninsurable or for which it may not be economically feasible to obtain insurance coverage, in light of the substantial costs associated with such insurance. As a result, we could lose both our capital invested in, and anticipated profits from, one or more of the facilities we own. Further, even if we have insurance for a particular loss, we may experience losses that may exceed the limits of our coverage.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $51.5 million as of January 2, 2005, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.5 million.
      Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. Additionally, for every one percent increase in the interest rate applicable to the $50.0 million swap agreements on the Notes described above, our total annual interest expense will increase by $0.5 million.
      We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-recourse debt to 9.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Rate Risk
      We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at January 2, 2005, every 10 percent change in historical currency rates would have approximately a $2.0 million effect on our financial position and approximately a $0.9 million impact on our results of operations over the next fiscal year.
      Additionally, we invest our cash in a variety of short-term financial instruments to provide a return. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
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
      The consolidated financial statements have been audited by Ernst & Young LLP, independent registered certified public accountants, whose appointment was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, our financial position and results of operations. Their audit was conducted in accordance with auditing standards generally accepted in the United States. As part of this audit, Ernst & Young LLP considered our system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.
      The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent registered certified public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent registered certified public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.

George C. Zoley
Chairman and Chief Executive Officer

Wayne H. Calabrese
Vice Chairman, President
and Chief Operating Officer

John G. O’Rourke
Senior Vice President of Finance,
and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
      As a result of this assessment, the Company’s management has determined that there are five deficiencies that constitute material weaknesses in the Company’s internal control over financial reporting for the period. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The five deficiencies that the Company’s management has determined constitute material weaknesses are:

•	The Company had insufficient controls over the determination and application of generally accepted accounting principles (“GAAP”) with respect to employee vacation expense. As a result, the Company underaccrued its liability for vacation expense under GAAP in fiscal years 2002 and 2003. Due to the materiality of this error, the Company has restated previously filed financial statements for 2002 and 2003 in order to reflect the proper accruals for employee vacation expense during those years;

•	The Company had insufficient controls to properly evaluate voting control over its joint venture in South Africa (South Africa Custodial Management Pty. Limited, or “SACM”), which resulted in the Company’s failure to consolidate SACM in its financial statements for fiscal years 2002 and 2003. Due to the materiality of this error, the Company has restated previously filed financial statements for 2002 and 2003 in order to consolidate SACM onto its financial statements for those years.

•	The Company had insufficient controls in place to determine the appropriate amortization period for leasehold improvements related to certain leased facilities, which resulted in the Company understating depreciation expense in previously filed financial statements for fiscal years 2002 and 2003. Due to the materiality of this error, the Company has restated previously filed financial statements for 2002 and 2003 in order to reflect the proper depreciation expense related to leasehold improvements during those years.

•	The Company had insufficient controls to adequately monitor and update the estimated reserve needed in connection with its inactive correctional facility in Jena, Louisiana (the “Jena Facility”)

for fiscal year 2004. This material weakness resulted in an adjustment to increase operating expenses and the reserve for the facility because, subsequent to the financial close process, management revised its estimate of the potential income which could be derived by the Company from a sublease of the Jena Facility; and

•	The Company had insufficient controls to adequately prepare and review the reconciliation of differences between the income tax basis and book basis of each component of the deferred tax asset and liability accounts within the Company’s balance sheet. Although no material misstatements were discovered related to this material weakness, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

      As a result of these material weaknesses in the Company’s internal control over financial reporting, management has concluded that, as of January 2, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Remediation Steps to Address Material Weaknesses
      The following are actions that the Company’s management has taken and plans to continue to take to remediate the material weaknesses described above:

•	Accruals for Employee Vacation Expense- The Company has restated previously filed financial statements for fiscal years 2002 and 2003 in order to reflect the proper accruals for employee vacation expense during those years. The adjustments made as a result of this restatement are reflected in the financial statements filed with this Form 10-K. The Company believes that the restatement, together with the continued application of proper accounting principles to the Company’s employee vacation accruals, will fully remediate this material weakness. Furthermore, the Company has developed payroll reports to help ensure the accurate recording of its employee vacation accrual on a quarterly basis.

•	Evaluation of Voting Control Over SACM- The Company has restated previously filed financial statements for fiscal year 2002 and 2003 in order to consolidate SACM into its financial statements for those years. The adjustments made as a result of this restatement are reflected in the financial statements filed with this Form 10-K. The Company believes that the restatement, together with the continued application of proper accounting principles to SACM, will fully remediate this material weakness.

•	Amortization of Leasehold Improvements- The Company has restated previously filed financial statements for fiscal years 2002 and 2003 in order to reflect the proper depreciation expense for those years. The Company believes that the restatement, together with the continued application of proper accounting principles to future leasehold improvements made by the Company will fully remediate this material weakness.

•	Estimate of Reserve for Jena Facility- The Company has made an adjustment for fiscal year 2004 reflected in the financial statements filed with this Form 10-K to update the estimated reserve needed in connection with its inactive Jena Facility. In the future, the Company plans to strengthen its process with regard to monitoring reserves for loss by ensuring that the Company’s disclosure committee more closely reviews all significant judgments on inactive facilities and reports any recommendations regarding changes to related reserves to the CEO and CFO prior to the completion of the financial statement close process.

•	Review of Income Tax Related Balance Sheet Items- The Company has made an adjustment for fiscal year 2004 reflected in the financial statements filed with this Form 10-K to properly reconcile the differences between the tax basis and book basis for its fixed assets. Beginning in fiscal year 2005, the Company intends to expand its review of its reconciliations of the tax basis to book basis for all fixed asset accounts. Management plans to implement any recommendations resulting from such review.

Changes in Internal Control Over Financial Reporting
      There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Shareholders
of The GEO Group, Inc.
      We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. (formerly Wackenhut Corrections Corporation) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. at January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.
      As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 28, 2003, and the consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 28, 2003 and December 29, 2002 have been restated to correct the accounting for compensated absences and the amortization of leasehold improvements, and the consolidation of an affiliate under voting control.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The GEO Group, Inc.’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young llp
Fort Lauderdale, Florida
March 22, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Shareholders
of The GEO Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The GEO Group, Inc. did not maintain effective internal control over financial reporting as of January 2, 2005, because of the effect of the Company’s insufficient controls over: the calculation and recording of its vacation expense in accordance with generally accepted accounting principles (GAAP); the evaluation of voting control over certain investments in affiliates; the identification of the proper amortization period for leasehold improvements; the monitoring and updating of its estimated liability for future rent expense related to an idle facility; and the preparation and review of reconciliations for the differences between the income tax basis and book basis of all components of the Company’s deferred tax asset and liability accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The GEO Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. In its assessment as of January 2, 2005, management identified as a material weakness the Company’s insufficient controls over the calculating and recording of its vacation expense in accordance with GAAP, which resulted in the understatement of the vacation expense and the related liability accounts. Management identified as a material weakness the Company’s insufficient controls over the evaluation of the voting control of one of its affiliates, which resulted in the Company failing to properly consolidate the affiliate; thereby, understating and overstating several balance sheet and income statement accounts. Management identified as a material weakness the Company’s insufficient controls to identify the correct amortization period for leasehold improvements related to certain leased facilities, which resulted in the understatement of the amortization expense and overstatement of property and equipment. As a result of the aforementioned material weaknesses in internal control, management concluded that the Company’s previously issued interim and annual financial statements should be restated for the correction of the related errors. Management identified as a material weakness the Company’s insufficient controls over monitoring and updating its estimated liability for future rent expense related to an idle facility, which resulted in an adjustment to increase operating expenses and accrued expenses. Management identified as a material weakness the Company’s insufficient controls over the preparation and review of reconciliations of the differences between the income tax basis and book basis of all components of the Company’s deferred tax asset and liability accounts. Although no material misstatements were discovered related to this material weakness, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 2, 2005 financial statements, and this report does not affect our report dated March 22, 2005 on those financial statements.
      In our opinion, management’s assessment that The GEO Group, Inc. did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The GEO Group, Inc. has not maintained effective internal control over financial reporting as of January 2, 2005, based on the COSO control criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2005, and our report dated March 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young llp
Fort Lauderdale, Florida
March 22, 2005

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

		Restated	Restated
	2004	2003	2002

	(In thousands, except per share data)
Revenues	$614,548	$567,441	$517,162
Operating Expenses (including amounts related to The Wackenhut Corporation (TWC) of $0, $0, and $17,973)	514,908	484,018	449,442
Depreciation and Amortization	14,451	13,904	11,716
General and Administrative Expenses (including amounts related to TWC of $0, $571, and $2,836)	45,879	39,379	32,146

Operating Income	39,310	30,140	23,858
Interest Income	9,598	6,874	4,848
Interest Expense	(22,138)	(17,896)	(3,738)
Write-off of Deferred Financing Fees from Extinguishment of Debt	(317)	(1,989)	—
Gain on Sale of UK Joint Venture	—	61,034	—

Income Before Income Taxes, Equity in Earnings of Affiliates, Discontinued Operations and Minority Interest	26,453	78,163	24,968
Provision for Income Taxes	8,313	37,205	11,312
Minority Interest	(710)	(645)	(426)
Equity in Earnings of Affiliates, (net of income tax provision of $0, $905, and $2,836)	—	1,250	4,958

Income from Continuing Operations	17,430	41,563	18,188
Income (loss) from discontinued operations, net of tax (benefit) expense of $(263), $1,329, and $1,257	(615)	3,198	2,932

Net Income	$16,815	$44,761	$21,120

Weighted Average Common Shares Outstanding:
Basic	9,384	15,618	21,148

Diluted	9,738	15,829	21,364

Earnings per Common Share:
Basic:
Income from continuing operations	$1.86	$2.67	$0.86
Income (loss) from discontinued operations	(0.07)	0.20	0.14

Net income per share-basic	$1.79	$2.87	$1.00

Diluted:
Income from continuing operations	$1.79	$2.63	$0.85
Income (loss) from discontinued operations	(0.06)	0.20	0.14

Net income per share-diluted	$1.73	$2.83	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
January 2, 2005 and December 28, 2003

		Restated
	2004	2003

	(In thousands, except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$92,801	$52,187
Short-term investments	10,000	10,000
Accounts receivable, less allowance for doubtful accounts of $1,170 and $1,205	94,028	88,461
Deferred income tax asset	12,771	13,099
Other current assets	12,386	10,536
Current assets of discontinued operations	660	17,408

Total current assets	222,646	191,691

Restricted Cash	3,908	55,794
Property and Equipment, Net	196,744	200,554
Deferred Income Tax Asset	—	5,372
Direct Finance Lease Receivable	42,953	42,379
Other Non Current Assets	13,895	14,567
Other Assets of Discontinued Operations	—	176

	$480,146	$510,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,874	$21,116
Accrued payroll and related taxes	25,026	17,757
Accrued expenses	53,607	62,973
Current portion of deferred revenue	1,844	1,811
Current portion of long-term debt and non-recourse debt	13,736	7,107
Current liabilities of discontinued operations	1,609	7,778

Total current liabilities	117,696	118,542

Deferred Revenue	4,320	6,197
Deferred Tax Liability	1,489	—
Minority Interest	1,194	1,025
Other Non Current Liabilities	19,448	18,851
Long-Term Debt	186,198	239,465
Non-Recourse Debt	42,953	42,379
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,507,391 and 9,332,552 shares issued and outstanding, respectively	95	93
Additional paid-in capital	67,005	64,605
Retained earnings	170,879	154,064
Accumulated other comprehensive income(loss)	749	(2,808)
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	106,848	84,074

	$480,146	$510,533

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

		Restated	Restated
	2004	2003	2002

	(In thousands)
Cash Flow from Operating Activities:
Income from continuing operations	$17,430	$41,563	$18,188
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	14,451	13,904	11,716
Amortization of debt issuance costs	303	607	—
Deferred tax liability (benefit)	3,433	230	(340)
Provision for doubtful accounts	1,296	1,025	2,368
Major maintenance reserve	465	296	100
Equity in earnings of affiliates, net of tax	—	(1,250)	(4,958)
Minority interests in earnings of consolidated entity	710	645	560
Other non-cash charges	141	—	—
Tax benefit related to employee stock options	773	330	1,081
Gain on sale of UK joint venture	—	(61,034)	—
Write-off of deferred financing fees from extinguishment of debt	317	1,989	—
Changes in assets and liabilities
Accounts receivable	(6,703)	(11,385)	(2,415)
Other current assets	(1,309)	2,407	(9,021)
Other assets	1,336	(2,333)	4,154
Accounts payable and accrued expenses	(9,581)	29,290	1,440
Accrued payroll and related taxes	6,820	(2,860)	4,163
Deferred revenue	(1,844)	(1,891)	(2,673)
Other liabilities	5,282	5,787	8,777

Net cash provided by operating activities of continuing operations	33,320	17,320	33,140
Net cash provided by (used in) operating activities of discontinued operations	7,091	4,869	(5,420)

Net cash provided by operating activities	40,411	22,189	27,720

Cash Flow from Investing Activities:
Investments in and advances to affiliates	—	193	(171)
Repayments of investments in and advances to affiliates	—	—	1,617
Proceeds from the sale of UK joint venture	—	80,678	—
Proceeds from sales of short-term investments	56,835	2,000	46,125
Purchases of short-term investments	(56,835)	(12,000)	(46,125)
Change in restricted cash	52,000	(55,794)	—
Proceeds from sale of assets	315	—	—
Capital expenditures	(10,235)	(6,791)	(160,905)

Net cash provided by (used in) investing activities	42,080	8,286	(159,459)

Cash Flow from Financing Activities:
Proceeds from long-term debt and non-recourse debt	10,000	272,130	127,981
Debt issuance costs including original issue discount	—	(11,857)	(3,111)
Payments on long-term debt	(58,704)	(146,250)	—
Proceeds from the exercise of stock options	1,589	776	1,264
Purchase of common stock	—	(132,000)	—

Net cash (used in) provided by financing activities	(47,115)	(17,201)	126,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,575	5,734	(3,178)

Net Increase (Decrease) in Cash and Cash Equivalents	36,951	19,008	(8,783)
Cash and Cash Equivalents, beginning of period*	56,324	37,316	46,099

Cash and Cash Equivalents, end of period**	$93,275	$56,324	$37,316

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$8,906	$32,517	$5,589

Interest	$20,158	$5,920	$525

*	Includes cash and cash equivalents of discontinued operations of $4,137, $2,361, and $6,005 for the year ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

**	Includes cash and cash equivalents of discontinued operations of $474, $4,137, and $2,361 for the year ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

					Accumulated
	Common Stock				Other	Treasury Stock
			Additional		Comprehensive			Total
	Number		Paid-in	Retained	Income	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	(Loss)	of Shares	Amount	Equity

	(In thousands)
Balance, December 30, 2001	20,977	$210	$61,157	$89,836	$(20,842)	—	$—	$130,361
Restatement Adjustment				(1,653)				(1,653)

Restated Balance, December 30, 2001	20,977	$210	$61,157	$88,183	$(20,842)	—	$—	$128,708
Proceeds from stock options exercised	269	2	1,262	—	—	—	—	1,264
Tax benefit related to employee stock options	—	—	1,081	—	—	—	—	1,081
Comprehensive income:
Net income		—	—	21,120		—	—
Change in foreign currency translation, net of income tax benefit of $1,426		—	—	—	2,238		—
Minimum pension liability adjustment, net of income tax benefit of $302		—	—	—	(505)		—
Unrealized loss on derivative instruments, net of income tax benefit of $1,688		—	—	—	(3,290)		—
Total comprehensive income	—	—	—	—	—	—	—	19,563

Restated Balance, December 29, 2002	21,246	212	63,500	109,303	(22,399)	—	—	150,616
Proceeds from stock options exercised	87	1	775	—	—	—	—	776
Purchase of common stock	(12,000)	(120)	—	—	—	(12,000)	(131,880)	(132,000)
Tax benefit related to employee stock options	—	—	330	—	—	—	—	330
Comprehensive income:
Net income		—	—	44,761		—	—
Change in foreign currency translation, net of income tax expense of $4,902		—	—	—	7,668		—
Minimum pension liability adjustment, net of income tax benefit of $116		—	—	—	(263)		—
Unrealized loss on derivative instruments, net of income tax benefit of $476		—	—	—	(1,112)		—
Reclassification adjustment for losses on UK interest rate swaps included in net income related to the sale of the UK joint venture		—	—	—	13,298		—
Total comprehensive income	—	—	—	—	—	—	—	64,352

Restated Balance, December 28, 2003	9,333	93	64,605	154,064	$(2,808)	(12,000)	(131,880)	84,074
Proceeds from stock options exercised	174	2	1,589	—	—	—	—	1,591
Tax benefit related to employee stock options	—	—	773	—	—	—	—	773
Acceleration of vesting on employee stock options	—	—	38	—	—	—	—	38
Comprehensive income:
Net income		—	—	16,815		—	—
Change in foreign currency translation, net of income tax expense of $663		—	—	—	960		—
Minimum pension liability adjustment, net of income tax expense of $480		—	—	—	661		—
Unrealized loss on derivative instruments, net of income tax expense of $815		—	—	—	1,936		—
Total comprehensive income	—	—	—	—	—	—	—	20,372

Balance, January 2, 2005	9,507	$95	$67,005	$170,879	$749	(12,000)	$(131,880)	$106,848

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

1.	Summary of Business Operations and Significant Accounting Policies
      The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and mental health services facilities located in the United States, Australia, South Africa, and New Zealand. Until July 9, 2003, the Company was a majority owned subsidiary of The Wackenhut Corporation, (“TWC”). TWC previously owned 12 million shares of the Company’s common stock.
      On May 8, 2002, TWC consummated a merger with a wholly owned subsidiary of Group 4 Falck A/S (“Group 4 Falck”) a Danish multinational security and correctional services company. As a result of the merger, Group 4 Falck acquired TWC and became the indirect beneficial owner of 12 million shares of the Company. On July 2, 2003, the Company sold its 50% interest in its United Kingdom joint venture, Premier Custodial Group Limited (“PCG”) for approximately $80.7 million and recognized a pre-tax gain of approximately $61.0 million. On July 9, 2003, the Company purchased all 12 million shares of its common stock, par value $0.01, beneficially owned by Group 4 Falck for $132 million in cash pursuant to the terms of a share purchase agreement.
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year
      The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal year 2004 included 53 weeks. Fiscal years 2003 and 2002 each included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. Investments in 50% owned affiliates, which we do not control, are accounted for under the equity method of accounting. Intercompany transactions have been eliminated. Certain reclassifications of the prior year’s financial statements have been made to conform to the current year’s presentation. Auction rate securities in the amount of $10.0 million have been reclassified from cash and cash equivalents to short-term investments in the December 28, 2003 consolidated balance sheet to conform to the fiscal 2004 financial statement presentation. Accordingly, the statements of cash flows for the years ended December 28, 2003 and January 2, 2005 reflect this presentation.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt related to its Senior Credit Facility (See Note 8) and non-recourse debt approximates fair value based on the variable interest rates on the debt. For the Company’s 8 1/4% Senior Unsecured Notes, the stated value and fair value based on quoted market rates was $150.0 million and $162.4 million, respectively, at January 2, 2005.

Cash and Cash Equivalents
      Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Short Term Investments
      Short-term investments consist of auction rate securities classified as available-for-sale, which are stated at estimated fair value. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. There were no unrealized gains or losses at December 28, 2003 and January 2, 2005.
      The Company reviewed the classification of its investments in certain auction rate securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of December 28, 2003, similar securities totaling $10 million have been reclassified from cash equivalents to short-term investments in the accompanying Fiscal 2003 consolidated balance sheet and the related effect has been reflected in the fiscal 2003 and 2002 consolidated statements of cash flows from investing activities which decreased by $10 million in 2003 from that previously reported. As of January 2, 2005, these securities totaled $10 million and are classified as “short-term investments” on the consolidated balance sheet for fiscal year 2004.

Accounts Receivable
      The Company extends credit to the governmental agencies it contracts with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, management of the Company regularly reviews outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. The Company does not require collateral for the credit it extends to its customers. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

Restricted Cash
      The Company’s wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million. The term of the non-recourse debt is through 2017.

Costs of Acquisition Opportunities
      Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where we are the acquiring company are capitalized as part of the cost of the acquisition. As of January 2, 2005 the Company had no capitalized costs. During the fourth quarter of 2004, the Company wrote off approximately $1.3 million of costs. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

Property and Equipment
      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest cost was capitalized in 2004 or 2003.

Long-Lived Assets
      The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
      With the adoption of FAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. There was no impairment of goodwill as a result of adopting FAS No. 142, “Goodwill and Other Intangible Assets” or the annual impairment test completed during the fourth quarter of 2004 and 2003. The Company’s goodwill at January 2, 2005 and December 28, 2003 was associated with its Australian subsidiary in the amount of $0.6 million and $0.4 million, respectively.

Idle Facilities
      The Company has entered into ten year non cancelable operating leases with Correctional Properties Trust, or CPV, for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through January 2010. In the event that the Company’s facility management contract for one of these leased facilities is terminated, the Company would remain responsible for payments to CPV on the underlying lease. The Company will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will review its estimate for sublease income and records a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.

Variable Interest Entities
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003 the FASB issued FIN No. 46R which replaced FIN No. 46. The Company has reviewed its 50% owned South African joint venture SACS, and determined it is a variable interest entity. The Company determined that it is not the primary beneficiary of SACS and as a result the Company is not required to consolidate SACS under FIN 46R. The Company continues to account for SACS, as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center and SACM was established to operate correctional centers. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. See Note 8 for a summary of the Company’s guarantees related to SACS. Separately, SACS entered into a long term operating contract with South African Custodial Management Pty. Limited (SACM) to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $15.6 million, which represents the Company’s initial investment and the guarantees discussed in Note 8.

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

Revenue Recognition
      In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate.
      Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because the Company considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. At January 2, 2005 the Company had recognized approximately $15.3 million in construction revenue and $0.5 million of unbilled costs related to project development and design included in the consolidated balance sheet in other current assets. Additionally there was approximately $0.1 million retainage due at January 2, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company extends credit to the governmental agencies it contracts with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

Income Taxes
      The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.
      In providing for deferred taxes, the Company considers tax regulations of the jurisdiction in which the Company operates, and estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of the deferred tax assets and liabilities may be required. In December 2004, the Company entered into a dividend re-investment plan under the requirements established by the American Jobs Creation Act of 2004 (“the Act”). The Company recognized a benefit of $0.2 million in 2004 and expects to realize an additional benefit of $1.7 million in 2005 when Congress is expected to pass a technical correction clarifying certain aspects of the Act.

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

Reserves for Insurance Losses
      Claims for which the Company is insured arising from its U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which the Company is insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004 the Company increased its deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. The Company also maintains insurance in amounts the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management deems adequate to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. The Company’s Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. In addition, the Company carries various types of insurance with respect to its operations in South Africa, Australia and New Zealand.
      Since the Company’s insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. The Company’s management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, the Company’s financial condition and results of operations could be materially impacted.

Debt Issuance Costs
      Debt issuance costs totaling $5.9 million and $6.9 million at January 2, 2005, and December 28, 2003, respectively, are included in other non current assets in the consolidated balance sheets and are amortized into interest expense using the effective interest method, over the term of the related debt.

Comprehensive Income
      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized loss on derivative instruments, minimum pension liability adjustment, and a reclassification adjustment for losses on UK interest rate swaps related to the sale of the UK joint venture in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, short-term investments, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of January 2, 2005, and December 28, 2003, the Company had no significant concentrations of credit risk except as disclosed in Note 15.

Foreign Currency Translation
      The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive (loss) income and totaled $2.5 million at January 2, 2005 and $1.6 million as of December 28, 2003.

Financial Instruments
      In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total accumulated other comprehensive loss related to these cash flow hedges was $1.7 million and $3.8 million as of January 2, 2005 and December 28, 2003, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.
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

Accounting for Stock-Based Compensation
      As permitted by FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic method and, as such, generally recognizes no compensation cost for employee stock options.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FAS No. 123. The impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company has not determined the impact of FAS 123(R), however, had we adopted FAS 123(R) in prior periods the Company would have recognized additional expense and expects to recognize expense in the future, when it does adopt FAS 123(R). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.8 million, $0.3 million and $1.1 million at January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):1

		Restated	Restated
Pro Forma Disclosures	2004	2003	2002

	(In thousands, except per share data)
Net income	$16,815	$44,761	$21,120
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(765)	$(935)	$(1,060)
Pro forma net income	$16,050	$43,826	$20,060
Basic earnings per share
As reported	$1.79	$2.87	$1.00
Pro forma	$1.71	$2.81	$0.95
Diluted earnings per share
As reported	$1.73	$2.83	$0.99
Pro forma	$1.65	$2.77	$0.94
Risk free interest rates	3.25%	1.73%- 2.92%	2.37%- 3.47%
Expected lives	3-7 years	3-7 years	4-8 years
Expected volatility	40%	49%	49%
Expected dividend	—	—	—

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued FAS No. 123 (revised 2004). FAS No. 123(R) supercedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The accounting provisions of FAS 123(R) are effective for the third quarter of fiscal 2005. The Company has not yet assessed the impact of adoption of FAS 123(R).
      In June 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. The Company does not expect the adoption of EITF Issue No. 02-14 to impact its financial statements.
      In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements

      1 See Note 13 for more information regarding the Company’s stock option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remain effective and have been adopted for the Company’s year ended January 2, 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

2.	Restatements
      The Company has restated its Consolidated Financial Statements for the fiscal years ended December 28, 2003 and December 29, 2002 to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Under generally accepted accounting principles compensated absences must be accrued for hourly and salaried employees. The accrual must consist of the vested liability as well as the amount of the unvested liability that is deemed to be earned under the rules that govern FAS No. 43 “Accounting for Compensated Absences.” Prior to the restatement, the Company’s vacation expense and related accruals were understated for 2003, 2002 and prior periods. The impact of this restatement on such prior periods was reflected as a $2.2 million adjustment to retained earnings as of December 30, 2001.
      Additionally, the Company determined that under Financial Accounting Standard (“FAS”), No. 94, “Consolidation of All Majority-Owned Subsidiaries”, the Company is required to consolidate SACM, one of its joint ventures in South Africa. The Company also determined that it had not properly applied FAS 94 for 2003 or 2002 for SACM. As a result the Company has restated its consolidated financial statements for years ended December 28, 2003 and December 29, 2002 and reflected the operations of SACM as a consolidated subsidiary. SACM was previously included in our consolidated balance sheets as investment and advances to affiliates, and in our consolidated statement of income as equity in earnings of affiliates.
      Also, the Company reviewed its practice for depreciating leasehold improvements in part due to the recent attention and focus on this area. The Company determined it had inappropriately included option periods when determining the amortization period for certain leasehold improvements. As result, the Company’s depreciation expense was understated for 2003, 2002 and prior periods. The Company has restated its consolidated financial statements for 2003 and 2002 to reflect the appropriate amortization of these items, and its retained earnings as of December 30, 2001 by $0.5 million to reflect the impact on prior periods.
      Summarized below is a more detailed discussion of the restatements (collectively, the “Restatements”), described above, along with a comparison of the amounts previously reported in the Statements of Income in the Company’s Annual Report on Form  10-K for the fiscal years ended December 28, 2003 and December 29, 2002 and the Consolidated Balance Sheet as of December 28, 2003. There are also resulting changes to the captions within the net Cash Provided by Operating Activities on the Statement of Cash Flows. All financial information reported for those fiscal years in these consolidated financial statements reflects the restatements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables show the effect of the Restatements on the Company’s Consolidated Statements of Income and Balance Sheet.

	Year Ended 2003			Year Ended 2002

Statements of Income	Unadjusted	Restated	Change	Unadjusted	Restated	Change

	(In thousands, except per share data)
Revenues	$554,817	$567,441	$12,624	$509,228	$517,162	$7,934
Operating Expenses	474,724	484,018	9,294	442,043	449,442	7,399
Depreciation and Amortization	13,485	13,904	419	11,352	11,716	364
General and Administrative Expenses	39,379	39,379	—	32,146	32,146	—

Operating Income	27,229	30,140	2,911	23,687	23,858	171
Interest Income	6,651	6,874	223	4,794	4,848	54
Interest Expense	(17,896)	(17,896)	—	(3,737)	(3,738)	(1)
Write-off of Deferred Financing fees from Extinguishment of Debt	(1,989)	(1,989)	—	—	—	—
Gain on Sale of UK Joint Venture	61,034	61,034	—	—	—	—

Income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest	75,029	78,163	3,134	24,744	24,968	224
Provision for income taxes	35,945	37,205	1,260	11,395	11,312	(83)
Minority Interest	—	(645)	(645)	—	(426)	(426)
Equity in Earnings of Affiliates	2,986	1,250	(1,736)	5,220	4,958	(262)

Income from continuing operations	42,070	41,563	(507)	18,569	18,188	(381)
Income from discontinued operations, net of tax expense of $1,329 and $1,257	3,198	3,198	—	2,932	2,932	—

Net income	$45,268	$44,761	$(507)	$21,501	$21,120	$(381)

Income per Common Share:
Basic:
Income from continuing operations	$2.70	$2.67	$(0.03)	$0.88	$0.86	$(0.02)
Income from discontinued operations	$0.20	$0.20	$—	$0.14	$0.14	$—

Net income per share-basic	$2.90	$2.87	$(0.03)	$1.02	$1.00	$(0.02)

Diluted:
Income from continuing operations	$2.66	$2.63	$(0.03)	$0.87	$0.85	$(0.02)
Income from discontinued operations	$0.20	$0.20	$—	$0.14	$0.14	—

Net income per share-diluted	$2.86	$2.83	$(0.03)	$1.01	$0.99	$(0.02)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BALANCE SHEET

	Year Ended 2003

	Unadjusted	Restated	Change

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$48,679	$52,187	$3,508
Short-term investments	10,000	10,000	—
Accounts receivable	87,184	88,461	1,277
Deferred income tax asset	11,839	13,099	1,260
Other	10,536	10,536	—
Current assets of discontinued operations	17,408	17,408	—

Total current assets	185,646	191,691	6,045

Restricted Cash	55,794	55,794	—
Property and Equipment, Net	201,339	200,554	(785)
Deferred Income Tax Asset	4,980	5,372	392
Direct Finance Lease Receivable	42,379	42,379	—
Other Non Current Assets	16,976	14,567	(2,409)
Other Assets of Discontinued Operations	176	176	—

	$507,290	$510,533	$3,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,667	$21,116	$449
Accrued payroll and related taxes	14,293	17,757	3,464
Accrued expenses	61,783	62,973	1,190
Current portion of deferred revenue	1,811	1,811	—
Current portion of long-term debt and non-recourse debt	7,107	7,107	—
Current liabilities of discontinued operations	7,778	7,778	—

Total current liabilities	113,439	118,542	5,103

Deferred Revenue	6,197	6,197	—
Minority Interest	—	1,025	1,025
Other Non-Current Liabilities	18,851	18,851	—
Long-Term Debt	239,465	239,465	—
Non-Recourse Debt	42,379	42,379	—
Shareholders’ Equity
Common stock	93	93	—
Additional paid-in capital	64,605	64,605	—
Retained earnings	156,605	154,064	(2,541)
Accumulated other comprehensive income (loss)	(2,464)	(2,808)	(344)
Treasury stock	(131,880)	(131,880)	—

Total shareholders’ equity	86,959	84,074	(2,885)

	$507,290	$510,533	$3,243

3.	Discontinued Operations
      The Company formerly had, through its Australian subsidiary, a contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) for the management and operation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, the Company completed the transition of the contract and exited the management and operation of the DIMIA centers. In accordance with the provisions related to discontinued operations specified within FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements and notes reflect the operations of DIMIA as a discontinued operation in all periods presented. The following are the revenues related to DIMIA for the periods presented (in thousands):

	2004	2003	2002

	(In thousands)
Revenues	$6,040	$62,673	$59,384

4.	Property and Equipment
      Property and equipment consist of the following at fiscal year end:

	Useful		Restated
	Life	2004	2003

	(Years)
		(In thousands)
Land	—	$4,399	$3,707
Buildings and improvements	2 to 40	213,878	209,282
Equipment	3 to 7	24,547	21,909
Furniture and fixtures	3 to 7	4,205	3,369

		$247,029	$238,267
Less accumulated depreciation and amortization		(50,285)	(37,713)

		$196,744	$200,554

      Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest was capitalized in 2004 and 2003.

5.	Investment in Direct Finance Leases
      The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The Company’s financial statements reflect the consolidated Australian’s subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $44.7 million and $43.9 as of January 2, 2005 and December 28, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The future minimum rentals to be received are as follows (in thousands):

Annual
Fiscal Year	Repayment

(In thousands)
2005	$5,981
2006	6,002
2007	6,034
2008	6,082
2009	6,123
Thereafter	48,210

Total minimum obligation	78,432
Less unearned interest income	(33,749)
Less current portion of direct finance lease	(1,730)

Investment in direct finance lease	$42,953

6.	Derivative Financial Instruments
      Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of January 2, 2005 and December 28, 2003 the fair value of the swaps totaled approximately $0.7 million and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal year ended January 2, 2005.
      The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of January 2, 2005 and December 28, 2003 was approximately $2.5 million and $5.2 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented.
      The Company’s former 50% owned joint venture operating in the United Kingdom was a party to several interest rate swaps to fix the interest rate on its variable rate credit facility. The Company previously determined the swaps to be effective cash flow hedges and upon the initial adoption of FAS No. 133 on January 1, 2001, the Company recognized a $12.1 million reduction of shareholders’ equity. In fiscal 2003, in connection with the sale of the 50% owned joint venture in the UK, the Company reclassified the remaining balance of approximately $13.3 million from accumulated other comprehensive loss into earnings as a reduction of the gain on sale of the UK joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses
      Accrued expenses consisted of the following (dollars in thousands):

		Restated
	2004	2003

Accrued Interest	$5,476	$6,292
Accrued Bonus	5,608	4,045
Accrued Insurance	15,686	13,626
Accrued Taxes	1,372	6,373
Jena Idle Facility Lease Reserve	5,847	5,115
Other	19,618	27,521

Total	$53,607	$62,972

8.	Debt
      Debt consisted of the following (dollars in thousands):

		Restated
	2004	2003

Senior Credit Facility:
Term Loan	$51,521	$98,750
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(4,063)	(4,367)
Swap on Notes	746	703

Total Senior 8 1/4 % Notes	$146,683	$146,336
Non Recourse Debt	44,683	43,865

Total Debt	$242,887	$288,951

Current Portion of Debt	(13,736)	(7,107)
Non Recourse Debt	(42,953)	(42,379)

Long Term Debt	$186,198	$239,465

The Senior Credit Facility
      On July 9, 2003, the Company amended its Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of PCG. On June 25, 2004, the Company used $43.0 million of net proceeds from the sale of PCG to permanently reduce the term loan portion of the Senior Credit Facility, and the Company also wrote off approximately $0.3 million in deferred financing costs related to this payment. At January 2, 2005, the Company had borrowings of $51.5 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $32.8 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in all of the Company’s present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.
      Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of January 2, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.25%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 1.25%, or at LIBOR plus 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.
      The Senior Credit Facility contains financial covenants which require the Company to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.00 to 1.00 through July 2, 2005, which reduces thereafter in 0.25 increments to 2.50 to 1.00 on July 2, 2006 and thereafter; a senior secured leverage ratio equal to or less than 1.50 to 1.00; and a fixed charge coverage ratio equal to or greater than 1.10 to 1.00. In addition, the Senior Credit Facility prohibits the Company from making capital expenditures greater than $10.0 million in the aggregate during any fiscal year, provided that to the extent that the Company’s capital expenditures during any fiscal year are less than the $10.0 million limit, such amount will be added to the maximum amount of capital expenditures that the Company can make in the following year and further provided that certain information technology related upgrades made prior to the end of 2005 will not count against the annual limit on capital expenditures.
      The Senior Credit Facility also requires the Company to maintain a minimum net worth, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period, equal to $140.0 million, plus the amount of the net gain from the sale of the Company’s interest in PCG, which is approximately $32.7 million, minus the $132.0 million the Company used to complete the share purchase from Group 4 Falck, plus 50% of the Company’s consolidated net income earned during each full fiscal quarter ending after the date of the Senior Credit Facility, plus 50% of the aggregate increases in the Company’s consolidated shareholders’ equity that are attributable to the issuance and sale of equity interests by the Company or any of its restricted subsidiaries (excluding intercompany issuances).
      The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of its capital stock, (viii) transact with affiliates, (ix) make changes to its accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business it conducts, and (xiii) materially impair its lenders’ security interests in the collateral for its loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’ security interests in the collateral for our loans. The covenants in the Senior Credit Facility can substantially restrict our business operations. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.”
      Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a threshold to be determined, (vii) material environmental claims which are asserted against the Company, and (viii) a change of control.

Senior 8 1/4% Notes
      To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, the Company amended the Senior Credit Facility and issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”), in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. On June 25, 2004, as required by the terms of the Indenture governing the Notes, the Company used $43.0 million of the net proceeds from the sale of PCG to permanently reduce the Senior Credit Facility, and wrote off approximately $0.3 million in deferred financing costs related to this payment.
      The Company is in compliance with all of the covenants of the Indenture governing the notes as of January 2, 2005.
      As of January 2, 2005, the Notes are reflected net of the original issuer’s discount of approximately $4.1 million which is being amortized over the ten year term of the Notes using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Debt repayment schedules under the Term Loan Facility and the Notes are as follows:

Annual
Fiscal Year	Repayment

(In thousands)
2005	$12,006
2006	3,461
2007	3,461
2008	10,095
2009	22,498
Thereafter	150,000

$201,521

Original issuer’s discount	(4,063)
Current portion of Term Loan	(12,006)
Swap on the Notes	746

Non current portion of Term Loan and Notes	$186,198

      At January 2, 2005 the Company also had outstanding nine letters of guarantee totaling approximately $6.7 million under separate international facilities.

Guarantees
      In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $10.6 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
      The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.5 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not anticipate that such funding will ever be required by SACS. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstance, including termination of the contract.
      The Company has also guaranteed certain obligations of SACS to the security trustee for SACS lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expires upon expiration of the cession and pledge agreements.
      In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. To secure this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet.
      The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $44.7 million and $43.9 million at January 2, 2005 and December 28, 2003, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at January 2, 2005, was approximately $3.9 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt. The debt amortization schedule requires annual repayments of $1.7 million in 2005, $1.9 million in 2006, $2.1 million in 2007, $2.4 million in 2008, $2.7 million in 2009 and $33.9 million thereafter.

9.	Transactions with Correctional Properties Trust (“CPV”)
      During fiscal 1998, 1999 and 2000, CPV acquired 11 correctional and detention facilities operated by the Company. There have been no purchase and sale transactions between the Company and CPV since 2000.
      Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases. Additionally, the lease contains three five-year renewal options based on fair market rental rates. The deferred unamortized net gain related to sales of the facilities to CPV at January 2, 2005, which is included in “Deferred Revenue” in the accompanying consolidated balance sheets is $6.2 million with $1.9 million short-term and $4.3 million long-term. The gain is being amortized over the ten-year lease terms. The Company recorded net rental expense related to the CPV leases of $21.0 million, $20.0 million and $19.6 million in 2004, 2003 and 2002, respectively, excluding the Jena rental expense (See Note 10).
      The future minimum lease commitments under the leases for these eleven facilities are as follows:

Fiscal Year	Annual Rental

(In thousands)
2005	$25,000
2006	25,082
2007	25,168
2008	16,866
2009	2,432

$94,548

      In February 2005, the Company appointed a new board member who previously served on CPV’s board of directors.

10.	Commitments and Contingencies
      During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through 2009. In the fourth quarter of 2004, the Company incurred an operating charge of $3.0 million to cover its anticipated losses under the lease until an alternative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
correctional use for the facility may be identified or a sublease for the facility may be in place. The Company has incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to other agencies of the federal and/or state government or another private operator. If the Company is unable to sublease or find an alternative correctional use for the facility an additional operating charge will be required. In accordance with FAS No. 146, all terminations initiated before December 31, 2002, must be accounted for under EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The current reserve for loss of $5.8 million is sufficient to cover lease payments through January 2008. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2008, is approximately $4.3 million.
      The Company owns and operates the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan. The Company operates this facility pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, the Company leases the facility to the State under a lease with an initial term of 20 years followed by two 5-year options. The DOC can terminate the management contract for this facility unilaterally without cause upon 60 days’ notice to the Company. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things, de-appropriate funds for the payment of operation and lease payments for the facility. The State Legislature did not approve this order. However, the Company believes that the Governor of Michigan may submit an additional order or include a request in the State’s 2006 fiscal year budget that no appropriations be made for the payment of operation and lease payments for the facility.
      If, at any time in a future appropriation to the state department of corrections, the State Legislature of Michigan expressly prohibits the department from spending any appropriated moneys for lease payments related to the facility, the State will have the right to terminate the lease. Additionally, in the event of such termination, the DOC would not have an interest in the Company’s operation of the facility and would likely terminate the management contract. The Company is undertaking efforts to seek continued appropriations by the State Legislature for the lease and the management contract for this facility, and, as a contingency, is undertaking efforts to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event that the lease is terminated and operations cease at the facility, the Company’s financial condition and results of operations would be materially adversely affected. In the event of such termination, the Company would assess the facility for impairment in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”
      The Company’s contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility is set to expire March 31, 2005. ICE has the option to renew the contract on an annual basis and must submit its notice to renew within sixty days of the start of a renewal period. The Company has received notice of an extension through June 30, 2005 on the current terms and conditions of the existing contract. However, ICE has not exercised its right to renew the option for the contract period April 1, 2005 through March 31, 2006. During the year ended January 2, 2005, the contract for the Queens facility represented approximately 2% of the Company’s consolidated revenues. The Company has a non cancelable operating lease for the Queens facility with CPV through April 28, 2008, when the lease is scheduled to expire. The Company is currently in discussions with ICE regarding revised contract terms and conditions and hopes to obtain a full one-year extension of the facility contract. If the Company fails to obtain a full one-year contract extension with ICE or is unable to find an appropriate alternative correctional use for the facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or sublease the facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $4.7 million through April 28, 2008.

Leases
      The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2005 and 2013. The future minimum commitments under these leases exclusive of lease commitments related to CPV, are as follows:

Fiscal Year	Annual Rental

(In thousands)
2005	$7,929
2006	7,641
2007	7,640
2008	4,040
2009	4,068
Thereafter	14,477

$45,795

      Rent expense was approximately $14.4 million, $12.5 million, and $15.7 million for fiscal 2004, 2003, and 2002 respectively.

Litigation, Claims and Assessments
      The Company was defending a wage and hour class action lawsuit (Salas et al v. WCC) filed on December 26, 2001 in California state court by ten current and former employees. In January 2005, this lawsuit was settled by a satisfaction of judgment and a release of all claims executed by the plaintiffs which was filed with the Superior Court of California in Kern County. As part of the settlement, the Company made a cash payment of approximately $3.1 million and is required to provide certain non-cash considerations to current California employees who were included in the lawsuit. The non-cash considerations include a designated number of paid days off according to longevity of employment, modifications to the Company’s human resources department, and changes in certain operational procedures at the Company’s correctional facilities in California. The settlement encompasses all current and former employees in California through the approval date of the settlement and constitutes a full and final settlement of all actual and potential wage and hour claims against the Company in California for the period preceding July 29, 2004.
      In June 2004, the Company received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the Company’s Australian subsidiary formerly operated pursuant to its discontinued contract with DIMIA. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights. While the plaintiff in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

Collective Bargaining Agreements
      The Company had approximately twenty percent of its workforce covered by collective bargaining agreements at January 2, 2005. Collective bargaining agreements with nine percent of employees are set to expire in less than one year.

11.	Share Purchase
      On July 9, 2003, the Company purchased all 12 million shares of the Company’s common stock beneficially owned by Group 4 Falck, the Company’s former 57% majority shareholder, for $132.0 million in cash pursuant to the terms of a share purchase agreement, dated April 30, 2003, by and among the Company, Group 4 Falck, TWC, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck (the “Transaction”).
      Upon the closing of the Transaction, an agreement dated March 7, 2002 between the Company, Group 4 Falck and TWC, which governed certain aspects of the parties’ relationship, was terminated and the two Group 4 Falck representatives serving on the Company’s board of directors resigned. Also terminated upon the closing of the Transaction was a March 7, 2002 agreement between the Company and Group 4 Falck wherein Group 4 Falck agreed to reimburse the Company for up to 10% of the fair market value of the Company’s interest in its UK joint venture in the event that litigation related to the sale of TWC to Group 4 Falck were to result in a court order requiring the Company to sell its interest in the joint venture to its partner, Serco Investments Limited (“Serco”).
      In addition, in connection with the Transaction, the services agreement, dated October 28, 2002, between the Company and TWC, terminated effective December 31, 2003, and no further payments for periods thereafter will be due from the Company to TWC under the services agreement.
      A sublease for the Company’s former headquarters between TWC, as sub lessor, and the Company, as sub lessee, also terminated ten days after closing of the Transaction. The Company relocated its corporate headquarters to Boca Raton, Florida on April 14, 2003.
      In April 1994, the Company’s Board of Directors authorized 10,000,000 shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share
      The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with FAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

		Restated	Restated
Fiscal Year	2004	2003	2002

	(In thousands, except per share data)
Net income	$16,815	$44,761	$21,120
Basic earnings per share:
Weighted average shares outstanding	9,384	15,618	21,148

Per share amount	$1.79	$2.87	$1.00

Diluted earnings per share:
Weighted average shares outstanding	9,384	15,618	21,148
Effect of dilutive securities:
Employee and director stock options	354	211	216

Weighted average shares assuming dilution	9,738	15,829	21,364

Per share amount	$1.73	$2.83	$0.99

      For fiscal 2004, options to purchase 362,447 shares of the Company’s common stock with exercise prices ranging from $21.50 to $26.88 per share and expiration dates between 2006 and 2014 were outstanding at January 2, 2005, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.
      For fiscal 2003, options to purchase 735,600 shares of the Company’s common stock with exercise prices ranging from $15.40 to $29.56 per share and expiration dates between 2006 and 2012 were outstanding at December 28, 2003, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.
      For fiscal 2002, options to purchase 784,600 shares of the Company’s common stock with exercise prices ranging from $14.69 to $26.88 per share and expiration dates between 2006 and 2012 were outstanding at December 29, 2002, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

13.	Stock Options
      The Company has four stock option plans: The Wackenhut Corrections Corporation 1994 Stock Option Plan (First Plan), the Wackenhut Corrections Corporation 1994 Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan). The Wackenhut Corrections Corporation 1994 Stock Option Plan (First Plan) has expired and has no outstanding stock options.
      Under the Second Plan and Fourth Plan, the Company may grant options to key employees for up to 1,500,000 and 1,150,000 shares of common stock, respectively. Under the terms of these plans, the exercise price per share and vesting period is determined at the sole discretion of the Board of Directors. All options that have been granted under these plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% immediately. All options under the Second Plan and Fourth Plan expire no later than ten years after the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Third Plan, the Company may grant up to 110,000 shares of common stock to non-employee directors of the Company. Under the terms of this plan, options are granted at the fair market value of the common stock at the date of the grant, become exercisable immediately, and expire ten years after the date of the grant.
      A summary of the status of the Company’s stock option plans is presented below.

	2004		2003		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
Fiscal Year	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,614,374	$14.21	1,410,306	$14.26	1,417,102	$12.40
Granted	160,374	22.00	305,000	12.67	330,000	15.41
Exercised	174,839	9.10	86,932	8.93	268,396	4.72
Forfeited/ Cancelled	8,400	22.93	14,000	17.36	68,400	18.67

Options outstanding at end of year	1,591,509	15.49	1,614,374	14.21	1,410,306	14.26

Options exercisable at end of year	1,381,692	$15.26	1,443,032	$14.39	1,410,306	$14.26

      The following table summarizes information about the stock options outstanding at January 2, 2005:

	Options Outstanding			Options Exercisable

		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7.88 — $7.88	2,000	5.3	$7.88	2,000	$7.88
$8.44 — $8.44	189,500	5.1	8.44	189,500	8.44
$8.88 — $8.88	1,000	5.7	8.88	1,000	8.88
$9.30 — $9.30	190,235	6.1	9.30	190,235	9.30
$9.51 — $13.75	107,200	7.2	9.92	71,072	10.12
$14.00 — $14.00	208,000	8.3	14.00	133,821	14.00
$14.69 — $14.69	25,000	4.7	14.69	25,000	14.69
$15.40 — $15.40	299,000	7.1	15.40	299,000	15.40
$15.90 — $18.63	202,127	5.2	18.41	181,614	18.43
$20.25 — $26.88	367,447	4.7	23.39	288,450	23.48

	1,591,509	6.1	15.49	1,381,692	15.26

      The Company had 19,900 options available to be granted at January 2, 2005 under the aforementioned stock plans.

14.	Retirement and Deferred Compensation Plans
      The Company has two noncontributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2001, the Company established non-qualified deferred compensation agreements with three key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55.
      The following table summarizes key information related to these pension plans and retirement agreements which includes information as required by FAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.
      In accordance with FAS 132, the Company has also disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at January 2, 2005 or December 28, 2003. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.

	2004	2003

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$13,408	$9,139
Service Cost	313	253
Interest Cost	836	768
Plan Amendments	—	2,293
Actuarial Loss	(102)	1,025
Benefits Paid	(32)	(70)

Projected Benefit Obligation, End of Year	$14,423	$13,408
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	32	70
Benefits Paid	(32)	(70)

Plan Assets at Fair Value, End of Year	$—	$—
Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of the Plan	$(14,423)	$(13,408)
Unrecognized Prior Service Cost	1,141	2,220
Unrecognized Net Loss	2,719	3,226

Accrued Pension Cost	$(10,563)	$(7,962)
Accrued Benefit Liability	(11,748)	(11,442)
Intangible Asset	1,141	2,220
Accumulated Other Comprehensive Income	44	1,260

Total Recognized	$(10,563)	$(7,962)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004	Fiscal 2003

Components of Net Periodic Benefit Cost
Service Cost	$314	$253
Interest Cost	836	768
Amortization of:
Unrecognized Prior Service Cost	1,078	1,079
Unrecognized Net Loss	404	178

Net Periodic Pension Cost	$2,632	$2,278
Weighted Average Assumptions for Expense
Discount Rate	5.75%	6.25%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	5.50%	5.50%
      The accumulated benefit obligation for all defined benefit plans was $11.7 million and $11.4 million at January 2, 2005 and December 28, 2003, respectively. The accrued benefit liability for the three plans at January 2, 2005 are as follows, $1.1 million for the executive retirement plan, $0.6 million for the officer retirement plan and $8.9 million for the three key executives’ plans.
      The Company has established a deferred compensation agreement for non-employee directors, which allow eligible directors to defer their compensation in either the form of cash or stock. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $0.1 million, $0.1 and $0 million for 2004, 2003, and 2002, respectively. Payouts under the plan were $0.1 and $0 million in 2004 and 2003 respectively. The liability for the deferred compensation was $0.5 million and $0.5 million at year-end 2004 and 2003, respectively, and is included in “Accrued expenses” in the accompanying consolidated balance sheets.
      The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.1 million, $0.1 million and $0.2 million in 2004, 2003, and 2002, respectively. The liability for this plan at year-end 2004 and 2003 was $2.1 million and $1.6 million, respectively, and is included in accrued expense in the accompanying consolidated balance sheets.
      The Company expects to make the following benefit payments based on eligible retirement dates:

Pension
Fiscal Year	Benefits

(In thousands)
2005	$11,052
2006	45
2007	60
2008	65
2009	121
2010-2014	975

$12,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segment and Geographic Information
      The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, Australia, which includes New Zealand, South Africa and the United Kingdom.
      The Company operates and tracks its results in geographic operating segments. Information about the Company’s operations in different geographical regions is shown below. Revenues are attributed to geographical areas based on location of operations and long-lived assets consist of property, plant and equipment.
      In 2004, the allocation of certain general and administrative expenses was changed. Prior year amounts have been reclassified to be consistent with the current year presentation.

		Restated	Restated
Fiscal Year	2004	2003	2002

	(In thousands)
Revenues:
U.S. operations	$510,603	$482,754	$451,465
Australian operations	88,887	72,063	57,763
South Africa operations	15,058	12,624	7,934

Total revenues	$614,548	$567,441	$517,162

Operating Income:
U.S. operations	$28,641	$21,313	$20,417
Australian operations	6,945	5,675	3,072
South Africa operations	3,724	3,152	369

Total operating income	$39,310	$30,140	$23,858

Long-Lived Assets:
U.S. operations	$189,355	$193,472	$199,496
Australian operations	7,095	6,872	5,802
South Africa operations	294	210	207

Total long-lived assets	$196,744	$200,554	$205,505

      The Company’s international operation represents its wholly owned Australian subsidiaries, and one of the Company’s joint ventures in South Africa, SACM. Through the Company’s wholly owned subsidiary, GEO Group Australia Pty. Limited, the Company currently manages six correctional facilities, including a facility in New Zealand. Through the Company’s joint venture SACM, the Company currently manages one facility.

Equity in Earnings of Affiliates
      Equity in earnings of affiliates for 2004 includes one of our joint ventures in South Africa, SACS. Equity in earnings of affiliates for 2003 and 2002 represent the operations of the Company’s 50% owned joint ventures in the United Kingdom (Premier Custodial Group Limited) and SACS. These entities and their subsidiaries are accounted for under the equity method.
      The Company sold its interest in Premier Custodial Group Limited on July 2, 2003 for approximately $80.7 million and recognized a gain of approximately $61.0 million. Total equity in the undistributed earnings for Premier Custodial Group Limited, before income taxes, for fiscal 2003, and 2002 was $3.0 million, and $10.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes certain financial information pertaining to this joint venture for the period from December 30, 2002 through the date of sale of the UK joint venture on July 2, 2003 and for the fiscal year ended December 29, 2002 (in thousands):

	2003	2002

Statement of Operations Data
Revenues	$104,080	$153,533
Operating (loss) income	(2,981)	7,992
Net income	$3,486	$11,264
      A summary of financial data for SACS is as follows:

Fiscal Year	2004	2003	2002

	(In thousands)
Statement of Operations Data
Revenues	$31,175	$24,801	$8,073
Operating income	11,118	7,528	226
Net (loss) income	—	(817)	226
Balance Sheet Data
Current assets	14,250	8,154
Noncurrent assets	74,648	61,342
Current liabilities	5,094	2,896
Non current liabilities	83,474	69,749
Shareholders’ equity (deficit)	330	(3,150)
      SACS commenced operation in fiscal 2002. Total equity in undistributed loss for SACS before income taxes, for fiscal 2004, 2003 and 2002 was $(0.1) million, $(0.4) million, and $(1.5) million, respectively.

Business Concentration
      Except for the major customers noted in the following table, no single customer provided more than 10% of the Company’s consolidated revenues during fiscal 2004, 2003 and 2002:

Customer	2004	2003	2002

Various agencies of the U.S. Federal Government	27%	27%	27%
Various agencies of the State of Texas	9%	12%	13%
Various agencies of the State of Florida	12%	12%	14%
      Concentration of credit risk related to accounts receivable is reflective of the related revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The United States and foreign components of Income before income taxes, minority interest and equity income from affiliates are as follows:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Income from continuing operations:
United States	$9,395	$66,184	$19,367
Foreign	17,058	11,979	5,601

	26,453	78,163	24,968

Discontinued operations:
Income (loss) from operation of discontinued
business	(878)	4,527	4,189

Total	$25,575	$82,690	$29,157

      Taxes on income consist of the following components:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Federal income taxes:
Current	$(147)	$29,378	$8,354
Deferred	2,050	1,790	(875)

	1,903	31,168	7,479

State income taxes:
Current	627	2,345	2,262
Deferred	469	226	(51)

	1,096	2,571	2,211

Foreign:
Current	4,399	5,252	1,036
Deferred	915	(1,786)	586

	5,314	3,466	1,622

Total U.S. and foreign	8,313	37,205	11,312

Discontinued operations:
Income from operations of discontinued business	(263)	1,329	1,257

Total	$8,050	$38,534	$12,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$9,258	$27,356	$8,739
State income taxes, net of federal tax benefit	712	1,658	1,394
Change in control costs	—	—	896
Basis difference PCG stock	(3,351)	7,048	—
Section 965 benefit	(197)	—	—
Non-performance based compensation	1,417	—	—
Other, net	474	1,143	283

Total continuing operations	8,313	37,205	11,312

Discontinued operations:
Taxes from operations of discontinued business	(263)	1,329	1,257

Provision for income taxes	$8,050	$38,534	$12,569

      The components of the net current deferred income tax asset at fiscal year end are as follows:

		Restated
	2004	2003

	(In thousands)
Uniforms	$(207)	$(174)
Allowance for doubtful accounts	426	484
Accrued vacation	2,524	2,403
Accrued liabilities	10,028	10,386

Total	$12,771	$13,099

      The components of the net non-current deferred income tax liability and asset at fiscal year end are as follows:

		Restated
	2004	2003

	(In thousands)
Depreciation	$(9,808)	$(10,994)
Deferred revenue	2,886	5,718
Deferred compensation	5,231	5,340
Residual U.S. tax liability on repatriated earnings	(4,611)	(2,119)
Foreign deferred tax assets	4,700	7,474
Other, net	113	(47)

Total (liability) asset	$(1,489)	$5,372

      The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant. In accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes and related tax benefits are credited directly to additional paid-in-capital.
      The 2004 income tax expense includes a benefit from the realization of approximately $3.4 million of foreign tax credits related to the gain on sale of PCG in July 2003. This benefit was realized in 2004 as a result of the Company completing its analysis of its earnings and profits in PCG and determining the amount of available foreign tax credits which could be applied against the gain from the sale.
      During 2004, the Company adjusted its tax provision to reflect an adjustment to its treatment of certain executive compensation. During the fiscal years ended 2003 and 2002, along with the period ending June 27, 2004, the Company calculated its tax provision as if its executive bonus plan met the Internal Revenue Service code section 162(m) requirements for deductibility. During 2004, the Company discovered that the plan did not meet certain specific requirements of section 162(m). The Company recognized $1.4 million of additional tax provision under section 162(m) for 2004, including $0.6 million to correct its tax provision for the fiscal years ended 2003 and 2002.
      On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (“AJCA”). A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the Company repatriated approximately $17.0 million in incentive dividends, as defined in the AJCA, and recognized an income tax benefit of $0.2 million. On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements in the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. If a technical correction bill similar to the Tax Technical Corrections Act of 2004 is enacted, the Company would recognize an additional tax benefit of $1.7 million. While it is expected that new legislation will be introduced into Congress to provide additional clarifying language on key elements of the provision, there can be no assurance that such legislation will be enacted.

17.	Related Party Transactions with The Wackenhut Corporation
      Related party transactions occurred in the past in the normal course of business between the Company and TWC. Such transactions included the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense. No related party transactions occurred during fiscal year 2004.
      The Company incurred the following expenses related to transactions with TWC in the following years (in thousands):

Fiscal Year	2003	2002

General and administrative expenses	$1,750	$2,591
Casualty insurance premiums	—	17,973
Rent	501	514
Net interest expense	—	32

	$2,251	$21,110

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual rates with TWC based upon the level of service to be provided under the services agreement. The Company believes that such rates were on terms no less favorable than the Company could obtain from unaffiliated third parties.
      The Company also leased office space from TWC for its corporate headquarters under a non-cancelable operating lease that expired February 11, 2011. This lease was terminated effective July 19, 2003 as a result of the share purchase agreement.

18.	Selected Quarterly Financial Data (Unaudited)
      The Company’s selected quarterly financial data has been restated, see Note 2. A summary of the restated data for the fiscal years ended January 2, 2005 and December 28, 2003, is as follows:

	First Quarter			Second Quarter

	Unadjusted	Restated	Change	Unadjusted	Restated	Change

2004
Revenues	$142,551	$146,058	$3,507	$146,726	$150,308	$3,582
Operating income	$6,758	$7,565	$807	$9,678	$10,485	$807
Income from continuing operations	$2,150	$2,045	$(105)	$4,093	$3,986	$(107)
Income (loss) from discontinued operations, net of tax	$249	$249	$—	$(354)	$(354)	$—
Basic earnings per share
Income from continuing operations	$0.23	$0.22	$(0.01)	$0.44	$0.43	$(0.01)
Income (loss) from discontinued operations	$0.03	$0.03	$—	$(0.04)	$(0.04)	$—

Net income per share	$0.26	$0.25	$(0.01)	$0.40	$0.39	$(0.01)
Diluted earnings per share
Income from continuing operations	$0.22	$0.21	$(0.01)	$0.42	$0.41	$(0.01)
Income (loss) from discontinued operations	$0.03	$0.03	$—	$(0.04)	$(0.04)	$—

Net income per share	$0.25	$0.24	$(0.01)	$0.38	$0.37	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter
				Fourth
	Unadjusted	Restated	Change	Quarter(b)

Revenues	$148,279	$152,035	$3,756	$166,148
Operating income	$13,018	$14,045	$1,027	$7,215
Income from continuing operations	$5,981 (a)	$5,874 (a)	$(107)	$5,525 (c)
Income from discontinued operations, net of tax	$(240)	$(240)	$—	$(270)
Basic earnings per share
Income from continuing operations	$0.64	$0.63	$(0.01)	$0.58
Income from discontinued operations	$(0.03)	$(0.03)	$—	$(0.03)

Net income per share	$0.61	$0.60	$(0.01)	$0.55
Diluted earnings per share
Income from continuing operations	$0.62	$0.60	$(0.01)	$0.57
Income from discontinued operations	$(0.03)	$(0.02)	$—	$(0.03)

Net income per share	$0.59	$0.58	$(0.01)	$0.54

	First Quarter			Second Quarter

	Unadjusted	Restated	Change	Unadjusted	Restated	Change

2003
Revenues	$130,800	$133,574	$2,774	$137,168	$140,268	$3,100
Operating income	$8,519	$9,014	$495	$8,519	$9,278	$759
Income from continuing operations	$4,341	$4,214	$(127)	$5,300	$5,174	$(126)
Income (loss) from discontinued operations, net of tax	$831	$831	$—	$999	$999	$—
Basic earnings per share
Income from continuing operations	$0.20	$0.20	$—	$0.25	$0.24	$(0.01)
Income (loss) from discontinued operations	$0.04	$0.04	$—	$0.05	$0.05	$—

Net income per share	$0.24	$0.24	$—	$0.30	$0.29	$(0.01)
Diluted earnings per share
Income from continuing operations	$0.20	$0.20	$—	$0.24	$0.24	$—
Income (loss) from discontinued operations	$0.04	$0.04	$—	$0.05	$0.05	$—

Net income per share	$0.24	$0.24	$—	$0.29	$0.29	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter						Fourth Quarter

	Unadjusted		Restated		Change		Unadjusted		Restated		Change

Revenues	$141,778		$144,757		$2,979		$145,071		$148,842		$3,771
Operating income	$2,099		$2,764		$665		$8,093		$9,082		$989
Income from continuing operations	$29,651	(d)	$29,524	(d)	$(127)		$2,778		$2,652		$(126)
Income from discontinued operations, net of tax	$717		$717		$—		$651		$651		$—
Basic earnings per share
Income from continuing operations	$2.79		$2.78		$(0.01)		$0.30		$0.28		$(0.02)
Income from discontinued operations	$0.07		$0.07		$—		$0.07		$0.07		$—

Net income per share	$2.86		$2.85		$(0.01)		$0.37		$0.35		$(0.02)
Diluted earnings per share Income from continuing operations	$2.72		$2.71		$(0.01)		$0.28		$0.27		$(0.01)
Income from discontinued operations	$0.07		$0.07		$—		$0.07		$0.07		$—

Net income per share	$2.79	(e)	$2.78	(e)	$(0.01	)(e)	$0.35	(e)	$0.34	(e)	$(0.01	)(e)

(a)	Includes a $4.2 million pre-tax reduction in our general liability, auto liability and worker’s compensation insurance reserves.

(b)	Includes 14 weeks of operations.

(c)	Includes a $3.0 million write-off for our Jena, Louisiana facility.

(d)	Includes a gain of approximately $61.0 million for the sale of the UK joint venture (See Note 15), a pre-tax charge of approximately $5.0 million related to the Jena, Louisiana lease and a charge of approximately $2.0 million related to the write-off of deferred financing fees from the extinguishment of debt.

(e)	Earnings per share for the third and fourth quarter of 2003 reflect lower weighted average shares outstanding due to the purchase of the 12,000,000 shares from Group 4 Falck in July 2003 (See Note 11).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and procedures

Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, as of January 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, our management has determined that there are five material weaknesses in the Company’s internal control over financial reporting. See “Item 8- Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting.” Based on that determination, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 2, 2005.

Internal Control Over Financial Reporting
      See “Item 8- Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of January 2, 2005.

Item 9B.	Other Information
Section 1 — Registrant’s Business and Operations

Item 1.01	Entry into a Material Definitive Agreement
      On March 23, 2005, we entered into Senior Officer Employment Agreements with John J. Bulfin, our Senior Vice President and General Counsel, Jorge A. Dominicis, our Senior Vice President of Mental Health Services, John M. Hurley, our Senior Vice President of North American Operations, and Donald H. Keens, our Senior Vice President of International Services. The employment agreements have rolling two-year terms which continue until each executive reaches age 67 absent earlier termination. The agreements provide that Messrs. Bulfin, Dominicis, Hurley and Keens will receive an annual base salary for 2005 of $315,000, $290,000, $315,000, and $315,000, respectively. Those salaries may be increased in the future in amounts to be determined by our Chief Executive Officer. The executives are also entitled to receive a target annual incentive bonus in accordance with the terms of the executive bonus plan established by our board of directors.
      Each employment agreement provides that upon the termination of the agreement for any reason other than by us for cause (as defined in the employment agreement) or by the executive without good reason (as defined in the employment agreement), the executive will be entitled to receive a termination payment equal to the following: (1) two years of the executive’s then current annual base salary; plus (2) either the continuation of the executive’s employee benefits (as defined in the employment agreement) for a period of two years, or alternatively, at the executive’s election, a cash payment equal to the present value of our cost of providing such executive benefits for a period of two years; plus (3) the dollar value of the sum of paid vacation time that the executive was entitled to take immediately prior to the termination which was not in fact taken by the executive. In addition, the employment agreements provide that upon such termination of the executive, we will transfer all of our interest in any automobile used by the executive pursuant to our employee automobile policy and pay the balance of any outstanding loans or leases on such automobile so that the executive owns the automobile outright. In the event such automobile is leased, the employment agreements provide that we will pay the residual cost of the lease. Also, upon such termination, all of the executive’s unvested stock options will fully vest immediately.
      Upon the termination of the employment agreements by us for cause or by the executive without good reason, the executive will be entitled to only the amount of salary, bonus, and employee benefits that is due through the effective date of the termination. Each employment agreement includes a non-competition covenant that runs through the two-year period following the termination of the executive’s employment, and customary confidentiality provisions.
Section 4 — Matters Related to Accountants and Financial Statements
Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review
      On February 8, 2005, we filed a Form 8-K announcing the restatement of previously issued financial statements due to the incorrect application of accounting for compensated absences. The restatement was approved by the audit committee of our board of directors upon the recommendation of our senior management.
      Subsequently, on March 17, 2005, we determined that we will restate our financial statements for fiscal years 2003 and 2002 to correct two additional accounting errors. These additional restatements, collectively referred to as the Restatements, were also approved by the audit committee of our board of directors upon the recommendation of our senior management. Our audit committee discussed the Restatements with our independent auditors, Ernst & Young, LLP.
      The first restatement was due to the fact that we determined that under FAS, No. 94, “Consolidation of All Majority-Owned Subsidiaries,” we are required to consolidate one of our joint ventures in South Africa named South African Custodial Management Pty. Limited, or SACM. We determined that we had not properly applied FAS 94 to SACM for 2003 or 2002. As a result, we have restated our consolidated financial statements for fiscal years 2003 and 2002 included in this report and reflected the operations of SACM as a consolidated subsidiary. SACM was previously included in our consolidated balance sheets as investment and advances to affiliates, and in our consolidated statement of income as equity in earnings of affiliates.
      The second restatement was adopted after we reviewed our practice for depreciating leasehold improvements in part due to the recent attention and focus on this area. As a result of this review, we determined that we had inappropriately included option periods when determining the amortization period for certain leasehold improvements. As result, our depreciation expense was understated for 2003, 2002 and prior periods. We have restated our consolidated financial statements for 2003 and 2002 to reflect the amortization of these items in accordance with generally accepted accounting principles in the United States.
      Adjustments made as a result of the Restatements for years ended December 28, 2003 and December 29, 2002 have resulted in a reduction in previously reported net income of $0.5 million and $0.4 million, respectively. Basic and diluted income per share for the year ended December 28, 2003 have been reduced by $0.04 and $0.03, respectively. Basic and diluted income per share for the year ended December 29, 2002 have been reduced by $0.02 per share. In addition, as a result of the Restatements, retained earnings have been reduced by $2.5 million and $2.0 million as of December 28, 2003 and December 29, 2002, respectively. Also, as a result of the cumulative effect of the restatement of periods prior to 2002, there has been a combined reduction in opening retained earnings as of December 30, 2001 of $1.7 million. All financial information reported in this Annual Report on Form 10-K reflects the Restatements.
      We have determined that each of the internal control deficiencies that gave rise to the Restatements constitutes a material weakness, as defined by the PCAOB’s Auditing Standard No. 2. See “Item 8-

Financial Statements and Supplementary Data- Management’s Annual Report on Internal Control Over Financial Reporting.”
      We believe that the Restatements will bring our accounting treatment for leasehold improvements and consolidation practices into compliance with generally accepted accounting principles.
      The restated financial statements for fiscal years 2003 and 2002 included in this Form 10-K for the year ended January 2, 2005 reflect all adjustments required by the Restatements. Investors are cautioned not to rely on any historical financial statements for fiscal years 2003 and 2002 other than those contained in this report.
PART III
Items 10, 11, 12, 13 and 14
      The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2005 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
PART IV

Item 15.	Exhibits, and Financial Statement Schedules
      (a) (1)     Financial Statements.
      The following consolidated financial statements of GEO are filed under Item 8 of Part II of this report:
      Reports of Independent Registered Certified Public Accountants — Page 50
      Consolidated Balance Sheets — January 2, 2005 and December 28, 2003 — Page 54
      Consolidated Statements of Income — Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 — Page 53
      Consolidated Statements of Cash Flows — Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 — Page 55
      Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 — Page 56
      Notes to Consolidated Financial Statements — Pages 57 through 89

      (2)     Financial Statement Schedules.
      Schedule II — Valuation and Qualifying Accounts — Page 98
      All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.
      (3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan *†
10.6	—	Director Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.7	—	Senior Officer Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.8	—	Form of Master Agreement to Lease between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.9	—	Form of Lease Agreement between CPT Operating Partnership L.P. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.10	—	Form of Right to Purchase Agreement between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.11	—	Form of Option Agreement between the Company and CPT Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)

Exhibit
Number		Description

10.12	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000) †
10.13	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004) †
10.14	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004) †
10.15	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.16	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.17	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.18	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.19	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.20	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.21	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.22	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin *†
10.23	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis *†
10.24	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley *†
10.25	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Donald H. Keens *†
10.26	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.27	—	Amended and Restated Credit Agreement, dated July 9, 2003, by and among the Company, BNP Paribas, as Administrative Agent, Syndication Agent and Lead Arranger, Bank of America, N.A. and SouthTrust Bank, as Co- Syndication Agents, Comerica Bank, as Co-Documentation Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

10.28	—	Amendment No. 1 to Amended and Restated Credit Agreement, dated February 20, 2004, by and among the Company, BNP Paribas, as Administrative Agent, Syndication Agent and Lead Arranger, Bank of America, N.A. and Southtrust Bank, as Co-Syndication Agents, Comerica Bank, as Co-Documentation Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-K, filed on March 10, 2004)
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Ernst & Young LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The GEO Group, Inc.

/s/ John G. O’Rourke

John G. O’Rourke
Senior Vice President of Finance &
Chief Financial Officer
Date: March 23, 2005
      Each person whose signature appears below hereby constitutes and appoints John G. O’Rourke, Senior Vice President of Finance and Chief Financial Officer; Brian R. Evans, Chief Accounting Officer, and Controller; and John J. Bulfin, Senior Vice President, General Counsel and Corporate Secretary; and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 23, 2005

/s/ John G. O’Rourke John G. O’Rourke	Senior Vice President of Finance & Chief Financial Officer (principal financial officer)	March 23, 2005

/s/ Brian R. Evans Brian R. Evans	Chief Accounting Officer & Controller (principal accounting officer)	March 23, 2005

/s/ Wayne H. Calabrese Wayne H. Calabrese	Vice Chairman of the Board & Director	March 23, 2005

/s/ Norman A. Carlson Norman A. Carlson	Director	March 23, 2005

/s/ Anne N. Foreman Anne N. Foreman	Director	March 23, 2005

Signature	Title	Date

/s/ William M. Murphy William M. Murphy	Director	March 23, 2005

/s/ Richard H. Glanton Richard H. Glanton	Director	March 23, 2005

/s/ John M. Perzel John M. Perzel	Director	March 23, 2005

SCHEDULE II
THE GEO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period

	(In thousands)
YEAR ENDED JANUARY 2, 2005:
Allowance for doubtful accounts	$1,205	$1,296	$—	$(1,331)	$1,170
YEAR ENDED DECEMBER 28, 2003:
Allowance for doubtful accounts	$1,588	$1,025	$—	$(1,408)	$1,205
YEAR ENDED DECEMBER 29, 2002:
Allowance for doubtful accounts	$2,511	$2,368	$—	$(3,291)	$1,588
YEAR ENDED JANUARY 2, 2005:
Major Maintenance Reserve	$417	$465	$—	$(268)	$614
YEAR ENDED DECEMBER 28, 2003:
Major Maintenance Reserve	$418	$296	$—	$(297)	$417
YEAR ENDED DECEMBER 29, 2002:
Major Maintenance Reserve	$538	$100	$—	$(220)	$418