Form 10-Q
period 2005-04-03
GEO GROUP INC
filed 2005-05-13
CIK 923796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _________

Commission file number 1-14260

The GEO Group, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0043078 (I.R.S. Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700, Boca Raton, Florida (Address of principal executive offices)	33487 (Zip code)

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

Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

At May 9, 2005 9,550,346 shares of the registrant’s Common Stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
APRIL 3, 2005 AND MARCH 28, 2004
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
		Restated
Revenues	$154,030	$146,058
Operating expenses	130,953	123,845
Depreciation and amortization	3,803	3,457
General and administrative expenses	11,401	11,191

Operating income	7,873	7,565
Interest income	2,336	2,388
Interest expense	5,454	5,840

Income before taxes, minority interest, equity in
earnings of affiliates and discontinued operations	4,755	4,113
Provision for income taxes	1,854	1,746
Minority interest	(184)	(174)
Equity in earnings (loss) of affiliate, net of income tax
(benefit) of $(16) and $(107)	49	(148)

Income from continuing operations	2,766	2,045
Income from discontinued operations,
net of tax of $56 and $107	130	249

Net income	$2,896	$2,294

Weighted-average common shares
outstanding:
Basic	9,525	9,333

Diluted	10,002	9,712

Income per common share:
Basic:
Income from continuing operations	$0.29	$0.22
Income from discontinued operations	0.01	0.03

Net income per share-basic	$0.30	$0.25

Diluted:
Income from continuing operations	$0.28	$0.21
Income from discontinued operations	0.01	0.03

Net income per share-diluted	$0.29	$0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
APRIL 3, 2005 AND JANUARY 2, 2005
(In thousands, except per share data)

	April 3, 2005	January 2, 2005
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$103,148	$92,801
Short-term investments	—	10,000
Accounts receivable, less allowance for doubtful accounts of $1,266 and $1,170	82,334	94,028
Deferred income tax asset	12,245	12,771
Other current assets	18,101	12,386
Current assets of discontinued operations	—	660

Total current assets	215,828	222,646

Restricted Cash	3,857	3,908
Property and Equipment, Net	194,743	196,744
Direct Finance Lease Receivable	41,972	42,953
Other Non Current Assets	13,093	13,895

	$469,493	$480,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,802	$21,874
Accrued payroll and related taxes	26,923	25,026
Accrued expenses	43,552	53,077
Current portion of deferred revenue	1,844	1,844
Current portion of long-term debt and non-recourse debt	13,683	13,736
Current liabilities of discontinued operations	1,454	1,609

Total current liabilities	106,258	117,166

Deferred Revenue	3,859	4,320
Deferred Tax Liability	2,345	1,489
Minority Interest	1,294	1,194
Other Non Current Liabilities	19,441	20,724
Long-Term Debt	184,563	185,452
Non-Recourse Debt	41,972	42,953
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,537,004 and 9,507,391
shares issued and outstanding, respectively	95	95
Additional paid-in capital	67,600	67,005
Retained earnings	173,775	170,879
Accumulated other comprehensive income	171	749
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	109,761	106,848

	$469,493	$480,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 3, 2005 AND MARCH 28, 2004
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
		Restated
Cash Flow from Operating Activities:
Income from continuing operations	$2,766	$2,045
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	3,803	3,457
Amortization of debt issuance costs	79	376
Deferred tax liability (benefit)	534	(479)
Provision for doubtful accounts	329	—
Major maintenance reserve	41	93
Equity in earnings of affiliates, net of tax	(49)	148
Minority interests in earnings of consolidated entity	184	174
Tax benefit related to employee stock options	180	—
Changes in assets and liabilities
Accounts receivable	11,621	2,633
Other current assets	(7,975)	598
Other assets	1,356	(633)
Accounts payable and accrued expenses	(12,189)	(6,324)
Accrued payroll and related taxes	2,029	1,385
Deferred revenue	(461)	(895)
Other liabilities	981	1,215

Net cash provided by operating activities of continuing operations	3,229	3,793
Net cash provided by operating activities of discontinued operations	31	2,938

Net cash provided by operating activities	3,260	6,731

Cash Flow from Investing Activities:
Proceeds from sales of short-term investments	39,000	—
Purchases of short-term investments	(29,000)	(5,000)
Proceeds from sale of assets	33	—
Capital expenditures	(1,841)	(2,476)

Net cash provided by (used in) investing activities	8,192	(7,476)

Cash Flow from Financing Activities:
Proceeds from long-term debt and non-recourse debt	—	10,000
Payments on long-term debt	(1,417)	(6,618)
Proceeds from the exercise of stock options	402	—

Net cash (used in) provided by financing activities	(1,015)	3,382

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(564)	(25)

Net Increase in Cash and Cash Equivalents	9,873	2,612
Cash and Cash Equivalents, beginning of period*	93,275	56,325

Cash and Cash Equivalents, end of period**	$103,148	$58,937

*	Includes cash and cash equivalents of discontinued operations of $474 and $4,138 for the thirteen weeks ended April 3, 2005 and March 28, 2004, respectively.

**	Includes cash and cash equivalents of discontinued operations of $0 and $586 for the thirteen weeks ended April 3, 2005 and March 28, 2004, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended January 2, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended April 3, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2006.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2005 for the fiscal year ended January 2, 2005. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Throughout these notes to unaudited consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

2. RESTATEMENTS

The Company has restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Additionally, the Company has restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the operations of South African Custodial Management, the Company’s joint venture in South Africa (“SACM”), as a consolidated subsidiary. SACM was previously included in our consolidated balance sheets as investments in and advances to affiliates, and in the Company’s consolidated statements of income as equity in earnings of affiliates. The Company has also restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the appropriate amortization of certain leasehold improvement assets. All financial information reported for the quarter ended March 28, 2004 in these unaudited consolidated financial statements reflects the restatements. The following tables show the effect of the restatement adjustments on the Company’s unaudited consolidated statement of income and balance sheet as of and for the thirteen weeks ended March 28, 2004 (in thousands, except per share data):

	Thirteen Weeks Ended March 28, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$142,551	$146,058	$3,507
Operating Expenses	121,237	123,845	2,608
Depreciation and Amortization	3,365	3,457	92
General and Administrative Expenses	11,191	11,191	—

Operating Income	6,758	7,565	807
Interest Income	2,328	2,388	60
Interest Expense	5,840	5,840	—

Income before income taxes, minority interest, equity in earnings of affiliates, and discontinued operations	3,246	4,113	867
Provision for income taxes	1,406	1,746	340
Minority Interest	—	(174)	(174)
Equity in Earnings of Affiliates	310	(148)	(458)

Income from continuing operations	2,150	2,045	(105)
Income from discontinued operations, net of tax of $107	249	249	—

Net income	$2,399	$2,294	$(105)

Earnings per Common Share:
Basic:
Income from continuing operations	$0.23	$0.22	$(0.01)
Income from discontinued operations	$0.03	0.03	—

Net income per share-basic	$0.26	$0.25	$(0.01)

Diluted:
Income from continuing operations	$0.22	$0.21	$(0.01)
Income from discontinued operations	$0.03	0.03	—

Net income per share-diluted	$0.25	$0.24	$(0.01)

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Consolidated Balance Sheet

	Thirteen Weeks Ended March 28, 2004
	As Originally
	Reported	Restated	Change
ASSETS
Current Assets
Cash and cash equivalents	$69,095	$58,351	$(10,744)
Short-term investments	—	15,000	15,000
Accounts receivable	84,882	86,157	1,275
Deferred income tax asset	12,458	13,764	1,306
Other	9,721	10,001	280
Current assets of discontinued operations	5,442	5,442	—

Total current assets	181,598	188,715	7,117

Restricted Cash	55,733	55,733	—
Property and Equipment, Net	200,192	199,354	(838)
Deferred Income Tax Asset	5,220	5,653	433
Direct Finance Lease Receivable	42,308	42,308	—
Other Non Current Assets	18,968	16,657	(2,311)
Other Assets of Discontinued Operations	34	34	—

	$504,053	$508,454	$4,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,249	$20,365	$116
Accrued payroll and related taxes	15,659	19,196	3,537
Accrued expenses	57,194	58,755	1,561
Current portion of deferred revenue	1,836	1,836	—
Current portion of long-term debt and non-recourse debt	7,753	7,753	—
Current liabilities of discontinued operations	1,910	1,910	—

Total current liabilities	104,601	109,815	5,214

Deferred Revenue	5,712	5,712	—
Minority Interest	—	1,010	1,010
Other Non-Current Liabilities	20,066	20,066	—
Long-Term Debt	243,791	243,791	—
Non-Recourse Debt	42,308	42,308	—
Shareholders’ Equity
Preferred stock	—	—	—
Common stock	93	93	—
Additional paid-in capital	64,605	64,605	—
Retained earnings	159,004	156,357	(2,647)
Accumulated other comprehensive loss	(4,247)	(3,423)	824
Treasury stock	(131,880)	(131,880)	—

Total shareholders’ equity	87,575	85,752	(1,823)

	$504,053	$508,454	$4,401

3. EQUITY INCENTIVE PLANS

As permitted by Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic method and, as such, generally recognizes no compensation cost for employee stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FAS No. 123. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123(R). In accordance with the new rule, the accounting provisions of FAS 123(R);

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be effective for the Company in fiscal 2006. The impact of adoption of FAS 123(R) on the Company cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the Company would have recognized additional expense related to share-based payments, and the Company expects to recognize additional expense in the future related to such payments, when it does adopt FAS 123(R). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is expected to reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.2 million, and $0.0 million at April 3, 2005 and March 28, 2004, respectively.

Had compensation cost for these plans been determined based on the fair value at date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Net income	$2,896	$2,294
Less: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	$(186)	$(165)

Pro forma net income	$2,710	$2,129
Basic earnings per share
As reported	$0.30	$0.25
Pro forma	$0.28	$0.23
Diluted earnings per share
As reported	$0.29	$0.24
Pro forma	$0.27	$0.22

For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Risk free interest rates	3.96%	3.07%
Expected lives	3.3 years	5.0 years
Expected volatility	39%	49%
Expected dividend	—	—

4. DISCONTINUED OPERATIONS

     The Company formerly had, through its Australian subsidiary, a contract with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, the Company completed the transition of the contract and exited the management and operation of the DIMIA centers. In accordance with the provisions related to discontinued operations specified within FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited consolidated financial statements and notes thereto reflect the operations of DIMIA as a discontinued operation in all periods presented. The following are the revenues related to DIMIA for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Revenues	$—	$5,778

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. COMPREHENSIVE INCOME

     The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Net income	$2,896	$2,294
Change in foreign currency translation, net of income tax benefit of $935, and $42,
respectively	(1,431)	(66)
Minimum pension liability adjustment, net of income tax expense of $(16), and $(29),
respectively	25	41
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of
$(362), and $287, respectively	828	(590)

Comprehensive income	$2,318	$1,679

6. EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 3, 2005 and March 28, 2004 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Net income	$2,896	$2,294
Basic earnings per share:
Weighted average shares outstanding	9,525	9,333

Per share amount	$0.30	$0.25

Diluted earnings per share:
Weighted average shares outstanding	9,525	9,333
Effect of dilutive securities:
Employee and director stock options	477	379

Weighted average shares assuming dilution	10,002	9,712

Per share amount	$0.29	$0.24

Options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and an expiration date of 2015, were outstanding as of the thirteen weeks ended April 3, 2005, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. As of the thirteen weeks ended March 28, 2004, outstanding options to purchase 252,000 shares of the Company’s common stock, with exercise prices ranging from $22.63 to $26.88 and expiration dates between 2006 and 2014, were outstanding and also excluded from the computation of diluted EPS because their effect would be anti-dilutive.

7. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s debt consisted of the following (in thousands):

	April 3, 2005	January 2, 2005
Senior Credit Facility:
Term Loan	$50,484	$51,521
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(3,984)	(4,063)

Total Senior 8 1/4% Notes.	$146,016	$145,937
Non Recourse Debt	43,718	44,683

Total Debt	$240,218	$242,141

Current Portion of Debt	(13,683)	(13,736)
Non Recourse Debt	(41,972)	(42,953)

Long Term Debt	$184,563	$185,452

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility

     On July 9, 2003, the Company amended its Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of PCG. On June 25, 2004, as required by the terms of the Indenture governing the Notes, the Company used $43.0 million of the net proceeds from the sale of its 50% interest in Premier Custodial Group, the Company’s former joint venture in the United Kingdom (“PCG”), to permanently reduce the Senior Credit Facility, and wrote off approximately $0.3 million in deferred financing costs related to this payment. As of April 3, 2005, the Company had borrowings of $50.5 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $33.0 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.

     Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of April 3, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.25%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 1.25%, or at LIBOR plus 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

     At April 3, 2005 the Company also had outstanding nine letters of guarantee totaling approximately $33.0 million under separate international facilities.

Senior 8 1/4% Notes

     To facilitate the Company’s purchase in July 2003 of the 12 million share majority interest held in the Company by Group 4 Falck, the Company’s former parent company, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”), in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

Guarantees

     In connection with the creation of South Africa Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.7 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of its Senior Credit Facility.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.2 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstance, including termination of the contract.

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

     In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. The Company has a liability of $0.5 million related to this exposure as of April 3, 2005 and January 2, 2005. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet.

     The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $43.7 million and $44.7 million at April 3, 2005 and January 2, 2005, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at April 3, 2005, was approximately $3.9 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in the Company’s non recourse debt.

Derivatives

     Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of April 3, 2005 and January 2, 2005 the fair value of the swaps totaled approximately $(0.6) million and $0.7 million, respectively, and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended April 3, 2005.

     The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of April 3, 2005 and January 2, 2005 was approximately $1.3 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented.

8. COMMITMENTS AND CONTINGENCIES

     During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through 2009. In the fourth quarter of 2004, the Company incurred an operating charge of $3.0 million to cover its anticipated losses under the lease until an alternative

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

correctional use for the facility may be identified or a sublease for the facility may be in place. The Company has incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. The Company is actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to other agencies of the federal and/or state government or another private operator. If the Company is unable to sublease or find an alternative correctional use for the facility an additional operating charge will be required. In accordance with FAS No. 146, all terminations initiated before December 31, 2002, must be accounted for under EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The current reserve for loss of $5.4 million is sufficient to cover lease payments through January 2008. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2008, is approximately $4.3 million.

     The Company owns and operates the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan. The Company operates this facility pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, the Company leases the facility to the State under a lease with an initial term of 20 years followed by two 5-year options. During the quarter ended April 3, 2005, the management contract and the lease with the State represented approximately 3.0% of the Company’s consolidated revenues. The DOC can terminate the management contract for this facility unilaterally without cause upon 60 days’ notice to the Company. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things, de-appropriate funds for the payment of operation and lease payments for the facility. The State Legislature did not approve this order. However, the Company believes that the Governor of Michigan may submit a request in the State’s 2006 fiscal year budget that no appropriations be made for the payment of operation and lease payments for the facility.

     The Company is undertaking efforts to seek continued appropriations by the State Legislature for the lease and the management contract for this facility, and, as a contingency, is also attempting to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event that the lease is terminated and operations cease at the facility, the Company’s financial condition and results of operations would be materially adversely affected. In the event of such termination, the Company would assess the facility for impairment in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

     The Company’s contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility expired March 31, 2005. ICE has the prerogative to exercise the option to continue the contract on an annual basis and must submit its notice of intent to exercise the option within sixty days of the start of a renewal period. The Company has received notice of an extension only through June 30, 2005 on the current terms and conditions of the existing contract. The Company is currently in discussions with ICE regarding revised contract terms and conditions and hopes to obtain a full one-year option of the facility contract. During the quarter ended April 3, 2005, the contract for the Queens facility represented approximately 2% of the Company’s consolidated revenues. The Company has a non cancelable operating lease for the Queens facility with CPV through April 28, 2008, when the lease is scheduled to expire. If the Company fails to obtain a full one-year contract option with ICE or is unable to find an appropriate alternative correctional use for the facility or sublease the facility, the Company may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $4.3 million through April 28, 2008.

     The Company manages the 700 bed Western Region Detention Facility in San Diego, California under contract with the US Marshals Service. The contract for the facility is set to expire on July 18, 2005. The Company has not received an extension for the operation of the facility but believes it will receive an interim extension of several months during which time the Company will negotiate with the Office of Federal Detention Trustee (OFDT) under a sole source contract pursuant to a determination by the OFDT that the Company is the only party capable of providing a 700 bed secure Facility within the boundaries of San Diego County. There can be no assurance the Company will receive the extension or negotiate a sole source contract. The Company leases the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.

     In New Zealand, the New Zealand Parliament repealed the law that permitted private operation resulting in the Company’s contract for the management and operation of the Auckland Central Remand Prison that it has operated since July of 2000, ending when it expires. The Company is continuing to operate the facility under its current contract, which expires on July 13, 2005. During the thirteen weeks ended April 3, 2005, the contract with New Zealand represented approximately 2% of the Company’s revenue. The Company does not expect the non renewal of the contract to have a significant impact on its financial condition or results of operations. Beginning in the third quarter of 2005, the Company will account for the contract as a discontinued operation.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal

     In June 2004, the Company received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the Company’s Australian subsidiary formerly operated pursuant to its discontinued operation. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights. While the plaintiff in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

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

9. DOMESTIC AND INTERNATIONAL OPERATIONS

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

     A Summary of domestic and international operations is presented below (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Revenues:
U.S. operations	$126,057	$120,401
Australian operations	23,975	22,150
South Africa operations	3,998	3,507

Total revenues	$154,030	$146,058

Operating Income:
U.S. operations	$5,006	$5,520
Australian operations	2,018	1,268
South Africa operations	849	777

Total operating income	$7,873	$7,565

	April 3, 2005	January 2, 2005
Long-Lived Assets:
U.S. operations	$187,622	$189,355
Australian operations	6,806	7,095
South Africa operations	315	294

Total long-lived assets.	$194,743	$196,744

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

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings of Affiliate

     Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method. A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	Arpil 3, 2005	March 28, 2004
Statement of Operations Data
Revenues	$8,383	$6,872
Operating income	2,909	2,024
Net income (loss)	60	(292)

Balance Sheet Data
Current assets	12,684	6,310
Noncurrent assets	64,750	62,325
Current liabilities	3,610	3,142
Non current liabilities	73,616	69,243
Shareholders’ equity (deficit)	208	(3,750)

     SACS commenced operation in fiscal 2002. Total equity in undistributed loss for SACS before income taxes, for the thirteen weeks ended April 3, 2005 and March 28, 2004 was $0.0 million, and $(0.5) million, respectively.

10. BENEFIT PLANS

During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.

The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Service cost	$109	$75
Interest cost	136	204
Amortization of unrecognized net actuarial loss	30	101
Amortization of prior service cost	234	270

Net periodic benefit cost	$509	$650

11. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

     On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004, which the Company refers to as AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the Company repatriated approximately $17.3 million in incentive dividends, as defined in the AJCA, and recognized an income tax benefit of $0.2 million.

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

THE GEO GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report and our earnings press release dated May 13, 2005 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to appropriations risk on the Michigan Youth Correctional Facility;

•	our ability to renew the operating contract for the Queens Correctional Facility beyond June 30, 2005;

•	our ability to renew the operating contract for the Western Region Detention Facility on favorable terms and acceptable census levels;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, Correctional Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

     We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.

FINANCIAL CONDITION

Reference is made to Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 2, 2005, filed with the SEC on March 23, 2005, for further discussion and analysis of information pertaining to our results of operations, liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 1 to our financial statements on Form 10-K for the year ended January 2, 2005.

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

     Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

     Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by the Company to Correctional Properties Trust (“CPV”), a Maryland real estate investment trust. We lease these properties back from CPV under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.

     We extend credit to the governmental agencies we contract with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We also perform ongoing credit evaluations of customers’ financial condition and generally does not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within its expectations.

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

PROPERTY AND EQUIPMENT

     As of April 3, 2005, we had approximately $194.7 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and Furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

     We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended April 3, 2005. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

LEASED FACILITIES WITH CPV

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

COMMITMENTS AND CONTINGENCIES

     During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility with CPV through 2009. In the fourth quarter of 2004, we incurred an operating charge of $3.0 million to cover our anticipated losses under the lease until an alternative correctional use for the facility may be identified or a sublease for the facility may be in place. We have incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. We are actively pursuing various alternatives for the facility, including finding an alternative correctional use for the facility or subleasing the facility to other agencies of the federal and/or state government or another private operator. If we are unable to sublease or find an alternative correctional use for the facility an additional operating charge will be required. In accordance with FAS No. 146, all terminations initiated before December 31, 2002, must be accounted for under EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The current reserve for loss of $5.4 million is sufficient to cover lease payments through January 2008. The remaining obligation on the Jena lease through the contractual term of 2009, exclusive of the reserve for losses through early 2008, is approximately $4.3 million.

     We own and operates the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan. We operate this facility pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, we lease the facility to the State under a lease with an initial term of 20 years followed by two 5-year options. During the quarter ended April 3, 2005, the management contract and the lease with the State represented approximately 3.0% of our consolidated revenues. The DOC can terminate the management contract for this facility unilaterally without cause upon 60 days’ notice to the Company. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things, de-appropriate funds for the payment of operation and lease payments for the facility. The State Legislature did not approve this order. However, we believe that the Governor of Michigan may submit a request in the State’s 2006 fiscal year budget that no appropriations be made for the payment of operation and lease payments for the facility.

     We are undertaking efforts to seek continued appropriations by the State Legislature for the lease and the management contract for this facility, and, as a contingency, is also attempting to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event that the lease is terminated and operations cease at the facility, our financial condition and results of operations would be materially adversely affected. In the event of such termination, we would assess the facility for impairment in accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

     Our contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility expired March 31, 2005. ICE has the prerogative to exercise the option to continue the contract on an annual basis and must submit its notice to renew within sixty days of the start of a renewal period. We have received notice of an extension only through June 30, 2005 on the current terms and conditions of the existing contract. We are currently in discussions with ICE regarding revised contract terms and conditions and hopes to obtain a full one-year option of the facility contract. During the quarter ended April 3, 2005, the contract for the Queens facility represented approximately 2% of our consolidated revenues. We have a non cancelable operating lease for the Queens facility with CPV through April 28, 2008, when the lease is scheduled to expire. If we fail to obtain a full one-year contract option with ICE or are unable to find an appropriate alternative correctional use for the facility or sublease the facility, we may be required to record an operating charge related to a portion of the future lease costs with CPV in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The remaining lease obligation is approximately $4.3 million through April 28, 2008.

     We manage the 700 bed Western Region Detention Facility in San Diego, California under contract with the US Marshals Service. The contract for the facility is set to expire on July 18, 2005. We have not received an extension for the operations of the facility but believe we will receive an interim extension of several months during which time we will negotiate with the Office of Federal Detention Trustee (OFDT) under a sole source contract pursuant to a determination by the OFDT that we are the only party capable of providing a 700 bed secure Facility within the boundaries of San Diego County. There can be assurance we will receive the extension or negotiate a sole source contract. We lease the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.

     In New Zealand, the New Zealand Parliament repealed the law that permitted private operation resulting in our contract for the management and operation of the Auckland Central Remand Prison that we have operated since July of 2000, ending when it expires. We are continuing to operate the facility under our current contract, which expires on July 13, 2005. During the thirteen weeks ended April 3, 2005, the contract with New Zealand represented approximately 2% of our revenue. We do not expect the non renewal of the contract to have a significant impact on our financial condition or results of operations. Beginning in the third quarter of 2005, we will account for the contract as a discontinued operation.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.

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

Comparison of Thirteen Weeks Ended April 3, 2005 and Thirteen Weeks Ended March 28, 2004

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Revenue	$154,030	100.0%	$146,058	100.0%	$7,972	5.5%

     The increase in revenues in the thirteen weeks ended April 3, 2005 (“First Quarter 2005”) compared to the thirteen weeks ended March 28, 2004 (“First Quarter 2004”) is primarily attributable to four items. (i) Australian and South African revenues increased approximately $1.8 million and $0.5 million, respectively. The strengthening of the Australia dollar and South African Rand accounted for $0.8 million of the increase, while higher occupancy rates and contractual adjustments for inflation accounted for the remainder of the $1.5 million increase. (ii) Revenues derived from construction increased by $4.0 million in First Quarter 2005 as compared to First Quarter 2004 when construction revenue was insignificant. The construction revenue is related to our expansion of South Bay, one of the facilities that we manage, and the expansion is expected to be completed by the end of the second quarter of 2005. (iii) Revenues increased $2.1 million in First Quarter 2005 as a result of Reeves County Detention Complex and Sanders Estes Unit being operational for the entire period, and the reopening of McFarland CCF State Correctional Facility, in January 2005. (iv) Domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts. These increases offset a $2.4 million decline in revenues due to significantly reduced population levels at the Western Region Detention Facility in San Diego, California, which may continue. We can provide no assurances as to when the census will improve.

The number of compensated resident days in domestic facilities increased to 2.6 million in First Quarter 2005 from 2.4 million in First Quarter 2004. Compensated resident days in Australian and South African facilities during First Quarter 2005 remained consistent at 0.5 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated mandays. The average occupancy in our domestic, Australian and South African facilities combined was 99.0% of capacity in First Quarter 2005 compared to 99.6% in First Quarter 2004. The decrease in the average occupancy is primarily due to a decrease in the occupancy level of the Western Region Detention Center in San Diego, California.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses	$130,953	85.0%	$123,845	84.8%	$7,108	5.7%

     Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Operating expenses remained at a consistent percentage of revenues in First Quarter 2005 compared to First Quarter 2004. The First Quarter 2004 operating expenses include approximately $1.3 million in expenses for uninsured legal claims.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$11,401	7.4%	$11,191	7.7%	$210	1.9%

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained at a consistent percentage of revenues in First Quarter 2005 compared to First Quarter 2004. The slight increase in general and administrative costs relates to increases in professional fees.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income.	$2,336	1.5%	$2,388	1.6%	$(52)	-2.2%
Interest Expense	$5,454	3.5%	$5,840	4.0%	$(386)	-6.6%

Interest income includes income from invested cash balances, and interest rate swap agreements entered into September 2003 for our domestic operations. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes. Interest income remained consistent as interest rate swap agreements were in place for First Quarter 2005 and First Quarter 2004.

The decrease in interest expense is primarily attributable to a lower outstanding principal balance on our senior secured debt due to payments made throughout Fiscal Year 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Discontinued Operations	$130	0.1%	$249	0.2%	$(119)	-47.8%

Through our Australian subsidiary, we previously had a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities generated total revenue of $0.0 million and $5.8 million during First Quarter 2005 and First Quarter 2004, respectively. The income in First Quarter 2005 relates to a decrease in certain reserves.

Liquidity and Capital Resources

     Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. As of April 3, 2005 we had $17.0 million available for borrowing under the revolving portion of the Senior Credit Facility. Management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.

Some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. The initial expenditures subsequently are fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures would, if made, be recovered. Based on current estimates of our capital needs, our management expects that capital expenditures will not exceed $10.0 million during the remainder of the fiscal year, and will be funded from cash from operations.

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

The Senior Credit Facility

On July 9, 2003, we amended our Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of PCG. On June 25, 2004, we used $43.0 million of net proceeds from the sale of PCG to permanently reduce the term loan portion of the Senior Credit Facility, and we also wrote off approximately $0.3 million in deferred financing costs related to this payment. At April 3, 2005, we had borrowings of $50.5 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $33.0 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.

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

Indebtedness under the Revolving Credit Facility bears interest at our option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility, or at the London inter-bank offered rate, or LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of April 3, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.25%. The Term Loan Facility bears interest at our option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.

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

The covenants governing our Senior Credit Facility, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

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

The covenants governing the Notes, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.7 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million as security for our guarantee. Our obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolving Credit Facility.

We have agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.2 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not anticipate that such funding will ever be required by SACS. Our obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstance, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract, we guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million or approximately $2.1 million commencing in 2017. We have a liability of $0.5 million related to this exposure as of April 3, 2005 and January 2, 2005. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet.

At April 3, 2005, we also had outstanding nine letters of guarantee totaling approximately $33.0 million under separate international facilities. We do not have any off balance sheet arrangements.

Cash Flows

Cash and cash equivalents as of April 3, 2005 were $103.1 million, an increase of $10.3 million from January 2, 2005.

Cash provided by operating activities of continuing operations amounted to $3.2 million in the First Quarter 2005 versus cash provided by operating activities of continuing operations of $3.8 million in the First Quarter 2004. Cash provided by operating activities of continuing operations in First Quarter 2004 was positively impacted by an increase in other liabilities and accrued payroll and a decrease in accounts receivable. Cash provided by operating activities of continuing operations in First Quarter 2004 was negatively impacted by a decrease in accounts payable. Cash provided by operating activities of continuing operations in First Quarter 2005 was positively impacted by an increase in accrued payroll and a decrease in accounts receivable. Cash provided by operating activities of continuing operations in First Quarter 2005 was negatively impacted by an increase in other current assets and a decrease in accounts payable.

Cash provided by investing activities amounted to $8.2 million in the First Quarter 2005 compared to cash used by investing activities of $7.5 million in the First Quarter 2004. Cash provided by investing activities in the First Quarter 2005 reflect sales of short term investments of $39.0 million and purchases of short term investments of $29.0 million. Capital expenditures amounted to $1.8 million. Cash used by investing activities in the First Quarter 2004 reflect purchases of short term investments of $5.0 million and capital expenditures of $2.5 million.

Cash used in financing activities in the First Quarter 2005 amounted to $1.0 million compared to cash provided by financing activities of $3.4 million in the First Quarter 2004. Cash used in financing activities in the First Quarter 2005 reflect payments on the Term Loan Facility of $1.4 million and proceeds received from the exercise of stock options of $0.4 million. Cash provided by financing activities in the First Quarter 2004 reflect payments of $1.3 million on the Term Loan Facility, and $5.0 million in payments on borrowings under the Revolver Credit Facility. The $10.0 million proceeds from debt reflect borrowings under the Revolving Credit Facility in First Quarter 2004.

Derivatives

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

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of April 3, 2005 and January 2, 2005 2003 was approximately $1.3 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented.

Non Recourse Debt

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $43.7 million and $44.7 million as of April 3, 2005 and January 2, 2005, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 3, 2005, was approximately $3.9 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Recent Accounting Developments

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We have not determined what effect, if any, FIN 47 will have on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FAS No. 123. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123(R). In accordance with the new rule, the accounting provisions of FAS 123(R) will be effective for us in fiscal 2006. The impact of adoption of FAS 123(R) on us cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, we would have recognized additional expense related to share-based payments, and we expect to recognize additional expense in the future related to such payments, when we do adopt FAS 123(R).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $50.5 million as of April 3, 2005, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.5 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at April 3, 2005, every 10 percent change in historical currency rates would have approximately a $1.6 million effect on our financial position and approximately a $0.3 million impact on our results of operations over the next fiscal year.

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

(b) Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to assess and remediate the material weaknesses in the Company’s internal control over financial reporting identified in our Form 10-K for the year end January 2, 2005 filed on March 23, 2005 (the “ Form 10-K”). The Form 10-K provides additional details in Item 9A Management’s Report on Internal Controls Over Financial Reporting. The remediation steps identified in the Form 10-K consist of controls strengthening our review of the financial statement close process and our payroll vacation accrual. These controls are designed to specifically address the identified material weaknesses. Other than these changes, since the original evaluation by our management of its internal controls as of January 2, 2005, management believes there have been no changes in the internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

THE GEO GROUP, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2004, we received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the our Australian subsidiary formerly operated pursuant to its discontinued operation. The claim did not specify the amount of damages the third-party may be seeking. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intends to vigorously defend our rights. While the plaintiff in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. We are uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

     The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

To be determined

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits —

10.1	The GEO Group, Inc. Senior Management Performance Award Plan.
31.1	SECTION 302 CEO Certification.
31.2	SECTION 302 CFO Certification.
32.1	SECTION 906 CEO Certification.
32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K — The Company filed a Form 8-K, Item 5, on January 18, 2005 and February 2, 2005. The Company filed a Form 8-K, Items 4 and 9, on February 14, 2005. The Company filed a Form 8-K, Items 2 and 9, on March 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THE GEO GROUP, INC.

Date: May 13, 2005	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)