Form 10-Q
period 2005-07-03
GEO GROUP INC
filed 2005-08-16
CIK 923796

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___
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
Yes ☑ No ☐
At August 8, 2005, 9,563,688 shares of the registrant’s Common Stock were issued and outstanding.

THE GEO GROUP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 3, 2005 AND JUNE 27, 2004
(In thousands except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues	$158,179	$150,308	$312,209	$296,366
Operating expenses	134,098	125,594	265,051	249,439
Depreciation and amortization	3,760	3,447	7,563	6,904
General and administrative expenses	12,673	10,782	24,074	21,973

Operating income	7,648	10,485	15,521	18,050
Interest income	2,356	2,531	4,692	4,919
Interest expense	5,340	5,972	10,794	11,812
Write off of deferred financing fees	127	—	127	—

Income before income taxes, minority interest, equity in loss of affiliate and discontinued operations	4,537	7,044	9,292	11,157
Provision (benefit) for income taxes	(369)	2,792	1,485	4,538
Minority interest	(175)	(159)	(359)	(333)
Equity in loss of affiliate, net of income tax provision (benefit) of $206, $(77), $222 and $(184)	(385)	(107)	(336)	(255)

Income from continuing operations	4,346	3,986	7,112	6,031
Income (loss) from discontinued operations, net of tax provision (benefit) of $55, $(152), $111 and $(45)	128	(354)	258	(105)

Net income	$4,474	$3,632	$7,370	$5,926

Weighted-average common shares outstanding:
Basic	9,550	9,342	9,538	9,337

Diluted	9,944	9,716	9,992	9,719

Income per common share:
Basic:
Income from continuing operations	$0.46	$0.43	$0.74	$0.64
Income (loss) from discontinued operations	0.01	(0.04)	0.03	(0.01)

Net income per share-basic	$0.47	$0.39	$0.77	$0.63

Diluted:
Income from continuing operations	$0.44	$0.41	$0.71	$0.62
Income (loss) from discontinued operations	0.01	(0.04)	0.03	(0.01)

Net income per share-diluted	$0.45	$0.37	$0.74	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 3, 2005 AND JANUARY 2, 2005
(In thousands except share data)

	July 3, 2005	January 2, 2005
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$87,244	$92,801
Short-term investments	—	10,000
Accounts receivable, less allowance for doubtful accounts of $1,061 and $1,170	103,863	94,028
Deferred income tax asset	12,500	12,891
Other current assets	20,464	12,386
Current assets of discontinued operations	11	660

Total current assets	224,082	222,766

Restricted cash	3,752	3,908
Property and equipment, net	190,909	196,744
Direct finance lease receivable	40,363	42,953
Other non current assets	11,713	13,955

	$470,819	$480,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,394	$21,874
Accrued payroll and related taxes	24,949	25,026
Accrued expenses	47,720	53,389
Current portion of deferred revenue	1,941	1,844
Current portion of long-term debt and non-recourse debt	5,202	13,736
Current liabilities of discontinued operations	1,356	1,609

Total current liabilities	104,562	117,478

Deferred revenue	4,260	4,320
Deferred tax liability	9,953	8,466
Minority interest	1,357	1,194
Other non current liabilities	19,322	19,978
Long-term debt	184,393	186,198
Non-recourse debt	40,363	42,953
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,557,017 and 21,507,391 shares issued and 9,557,017 and 9,507,391issued and outstanding.	96	95
Additional paid-in capital	67,994	67,005
Retained earnings	172,030	164,660
Accumulated other comprehensive loss	(1,631)	(141)
Treasury stock, 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	106,609	99,739

	$470,819	$480,326

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JULY 3, 2005 AND JUNE 27, 2004
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Income from continuing operations	$7,112	$6,031
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	7,563	6,904
Amortization of original issue discount and debt issue costs	160	468
Deferred tax benefit	1,157	(785)
Provision for doubtful accounts	647	398
Major maintenance reserve	125	314
Equity in earnings of affiliate, net of tax	336	255
Minority interests in earnings of consolidated entity	359	332
Tax benefit related to employee stock options	281	140
Changes in assets and liabilities:
Accounts receivable	(10,487)	5,208
Other current assets	(8,684)	375
Other assets	2,443	(42)
Accounts payable and accrued expenses	(279)	(6,319)
Accrued payroll and related taxes	58	3,909
Deferred revenue	37	(922)
Other liabilities	714	(2,684)

Net cash provided by operating activities of continuing operations	1,542	13,582
Net cash provided by operating activities of discontinued operations	396	7,166

Net cash provided by operating activities	1,938	20,748

Cash flows used in investing activities:
Proceeds from sales of short-term investments	39,000	20,000
Purchases of short-term investments	(29,000)	(10,000)
Proceeds from sale of assets	27	59
Capital expenditures	(4,189)	(4,212)
Decrease in restricted cash	—	52,000

Net cash provided by investing activities	5,838	57,847

Cash flows from financing activities:
Proceeds from long-term debt	—	10,000
Payments on debt	(12,324)	(56,191)
Proceeds from exercise of stock options	682	99

Net cash used in financing activities	(11,642)	(46,092)

Effect of exchange rate changes on cash	(1,691)	(1,448)

Net increase (decrease) in cash and cash equivalents	(5,557)	31,055
Cash and cash equivalents, beginning of period	92,801	52,187

Cash and cash equivalents, end of period	$87,244	$83,242

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10 -K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended January 2, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the twenty-six weeks ended July 3, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2006.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2005 for the fiscal year ended January 2, 2005. Certain amounts in the prior period have been reclassified to conform to the current presentation. In the near future, the Company intends to file an amended Form 10-K for the fiscal year ended January 2, 2005 and an amended Form 10-Q for the quarter ended April 3, 2005 reflecting the Second Restatement as defined below.
2. RESTATEMENTS
On August 10, 2005, the Company determined that it will restate its unaudited consolidated financial statements for the year ended January 2, 2005 (the “Second Restatement”) related to the calculation of the gain on sale of its one-half interest in Premier Custodial Group Limited, the Company’s former United Kingdom joint venture (“PCG”) and certain deferred tax liabilities. In 2003, the Company failed to properly calculate the gain on the sale of our 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, the Company reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities. The Company has recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of the Company’s interest in PCG related to previously undistributed earnings of the Company’s Australian subsidiary. As a result, the Company determined that the deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of the Company’s interest in PCG was $56.1 million. Additionally, in connection with the Company’s review, the Company determined that the deferred tax liability for undistributed earnings of its Australian subsidiary was understated by $1.1 million. The impact of the Second Restatement is reflected as an adjustment to the deferred tax liability, retained earnings and cumulative translation adjustment in the January 2, 2005 Consolidated Balance Sheet and had no impact in the Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004. The following tables show the effect of the Second Restatement on the Company’s unaudited consolidated balance sheet as of January 2, 2005 (in thousands):

	Year End January 2, 2005
	As Originally
	Reported	Restated	Change
Deferred Tax Liabilities	$1,489	$8,466	$6,977
Retained Earnings	$170,879	$164,660	$(6,219)
Cumulative Translation Adjustment	$749	$(141)	$(890)
The Company previously restated its unaudited consolidated financial statements for the thirteen and twenty-six weeks ended June 27, 2004 (the “First Restatement”) to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Additionally, the Company restated its unaudited consolidated financial statements for the thirteen and twenty-six weeks ended June 27, 2004 to reflect the operations of South African Custodial Management, the Company’s joint venture in South Africa (“SACM”), as a consolidated subsidiary. SACM was previously included in the Company’s consolidated balance sheets as investments in and advances to affiliates, and in the Company’s consolidated statements of income as equity in earnings of affiliates. The Company has also restated its unaudited consolidated financial statements for the thirteen and twenty-six weeks ended June 27, 2004 to reflect the appropriate amortization of certain leasehold improvement assets. All financial information reported for the thirteen and twenty-six weeks ended June 27, 2004 in these unaudited consolidated financial statements reflects the First Restatement. In addition, throughout these notes to unaudited consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. The following tables show the effect of the First Restatement on the Company’s unaudited consolidated statement of income for the thirteen and twenty-six weeks ended June 27, 2004 (in thousands, except per share data):

	Thirteen Weeks Ended June 27, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$146,726	$150,308	$3,582
Operating expenses	122,864	125,594	2,730
Depreciation and amortization	3,402	3,447	45
General and administrative expenses	10,782	10,782	—

Operating income	9,678	10,485	807
Interest income	2,464	2,531	67
Interest expense	5,972	5,972	—

Income before income taxes, minority interest, equity in earnings of affiliate, and discontinued operations	6,170	7,044	874
Provision for income taxes	2,432	2,792	360
Minority interest	—	(159)	(159)
Equity in earnings (loss) of affiliate	355	(107)	(462)

Income from continuing operations	4,093	3,986	(107)
Loss from discontinued operations, net of tax benefit of $152	(354)	(354)	—

Net income	$3,739	$3,632	$(107)

Earnings per common share:
Basic:
Income from continuing operations	$0.44	$0.43	$(0.01)

	Thirteen Weeks Ended June 27, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Loss from discontinued operations	(0.04)	(0.04)	0.00

Net income per share-basic	$0.40	$0.39	$(0.01)

Diluted:
Income from continuing operations	$0.42	$0.41	$(0.01)
Loss from discontinued operations	(0.04)	(0.04)	0.00

Net income per share-diluted	$0.38	$0.37	$(0.01)

	Twenty-Six Weeks Ended June 27, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$289,277	$296,366	$7,089
Operating expenses	244,101	249,439	5,338
Depreciation and amortization	6,767	6,904	137
General and administrative expenses	21,973	21,973	—

Operating income	16,436	18,050	1,614
Interest income	4,792	4,919	127
Interest expense	11,812	11,812	—

Income before income taxes, minority interest, equity in earnings of affiliate, and discontinued operations	9,416	11,157	1,741
Provision for income taxes	3,838	4,538	700
Minority interest	—	(333)	(333)
Equity in earnings (loss) of affiliate	665	(255)	(920)

Income from continuing operations	6,243	6,031	(212)
Loss from discontinued operations, net of tax benefit of $45	(105)	(105)	—

Net income	$6,138	$5,926	$(212)

Earnings per common share:
Basic:
Income from continuing operations	$0.67	$0.64	$(0.03)
Loss from discontinued operations	(0.01)	(0.01)	0.00

Net income per share-basic	$0.66	$0.63	$(0.03)

Diluted:
Income from continuing operations	$0.64	$0.62	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)	0.00

Net income per share-diluted	$0.63	$0.61	$(0.02)

During the period ended July 3, 2005, the Company corrected $0.4 million in errors related to income taxes and depreciation expense that related to prior periods. The Company’s management does not believe the adjustment is material to its trend of earnings for the periods affected, or that it will be material to its 2005 net income.

3. EQUITY INCENTIVE PLANS
As permitted by Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company currently accounts for share-based payments to employees under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, as such, generally recognizes no compensation cost for employee stock options.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FAS No. 123 that requires certain public companies to recognize compensation cost for share-based payments made to employees equal to the fair value of the share-based payments on the date of grant. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123(R). In accordance with the new rule, the accounting provisions of FAS 123(R) will be effective for the Company in fiscal 2006. The impact of adoption of FAS 123(R) on the Company cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the Company would have recognized additional expense related to share-based payments, and the Company expects to recognize additional expense in the future related to such payments, when it does adopt FAS 123(R). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is expected to reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). The amount of operating cash flows recognized for such excess tax deductions were $0.3 million, and $0.1 million for the twenty-six weeks ended July 3, 2005 and June 27, 2004, respectively.
If compensation cost for these plans had been determined based on the fair value at the date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income:
As reported	$4,474	$3,632	$7,370	$5,926
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(230)	(267)	(395)

Pro forma net income	$4,395	$3,402	$7,103	$5,531

Basic earnings per share:
As reported	$0.47	$0.39	$0.77	$0.63

Pro forma	$0.46	$0.36	$0.74	$0.59

Diluted earnings per share:
As reported	$0.45	$0.37	$0.74	$0.61

Pro forma	$0.44	$0.35	$0.71	$0.57

For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirteen and Twenty-six Weeks Ended
	July 3, 2005		June 27, 2004
Expected volatility factor		39%		48%
Approximate risk free interest rate		3.96%		3.5%
Expected lives	3.3	years	4.5	years

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues	$13	$49	$21	$5,827
5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income	$4,474	$3,632	$7,370	$5,926
Change in foreign currency translation, net of income tax benefit of $455, $1,073, $1,311 and $1,145, respectively	(712)	(1,679)	(2,050)	(1,791)
Minimum pension liability adjustment, net of income tax benefit (expense) of $2, $214, $(14) and $185, respectively	(2)	(297)	23	(256)
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $127, $(1,138), $(235) and $(851), respectively	(291)	2,606	537	2,016

Comprehensive income	$3,469	$4,262	$5,880	$5,895

6. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income	$4,474	$3,632	$7,370	$5,926
Basic earnings per share:
Weighted average shares outstanding	9,550	9,342	9,538	9,337

Per share amount	$0.47	$0.39	$0.77	$0.63

Diluted earnings per share:
Weighted average shares outstanding	9,550	9,342	9,538	9,337
Effect of dilutive securities:
Employee and director stock options	394	374	454	382

Weighted average shares assuming dilution	9,944	9,716	9,992	9,719

Per share amount	$0.45	$0.37	$0.74	$0.61

Thirteen Weeks
Of 1,551,783 options outstanding during the thirteen weeks ended July 3, 2005, options to purchase 26,000 shares of the Company’s common stock, with exercise prices ranging from $26.13 to $32.20 per share and expiration dates between 2008 and 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,717,608 options outstanding during the thirteen weeks ended June 27, 2004, options to purchase 330,600 shares of the Company’s common stock, with exercise prices ranging from $21.50 to $26.88 per share and expiration dates between 2006 and 2014 were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Twenty-six Weeks
Of 1,551,783 options outstanding during the twenty-six weeks ended July 3, 2005, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and an expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,718,008 options outstanding during the twenty-six weeks ended June 27, 2004, options to purchase 252,000 shares of the Company’s common stock, with exercise prices ranging from $22.63 to $26.88 per share and expiration dates between 2005 and 2013 were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7. PROPERTY AND EQUIPMENT
     Property and equipment consist of the following at July 3, 2005 and January 2, 2005 (in thousands):

	Useful
	Life	July 3, 2005	January 2, 2005
	(Years)
Land	—	$4,385	$4,399
Buildings and improvements	4 to 40	164,885	173,012
Leasehold improvements	1 to 15	42,355	40,866
Equipment	3 to 7	26,986	24,547
Furniture and fixtures	3 to 7	4,891	4,205

		$243,502	$247,029
Less accumulated depreciation and amortization		(52,593)	(50,285)

		$190,909	$196,744

8. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s debt as of July 3, 2005 and January 2, 2005 consisted of the following (in thousands):

	July 3, 2005	January 2, 2005
Senior Credit Facility:
Term Loan	$41,136	$51,521
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(3,903)	(4,063)
Swap on Notes	612	746

Total Senior 8 1/4% Notes	$146,709	$146,683
Non Recourse Debt	42,113	44,683

Total Debt	$229,958	$242,887

Current Portion of Debt	(5,202)	(13,736)
Current Portion of Non Recourse Debt	(40,363)	(42,953)

Long Term Debt	$184,393	$186,198

The Senior Credit Facility
     On July 9, 2003, the Company amended its Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, the Company amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of Premier Custodial Group, the Company’s former joint venture in the United Kingdom (“PCG”). On June 25, 2004, as required by the terms of the Indenture (as defined below) governing the Notes (as defined below), the Company used $43.0 million of the net proceeds from the sale of its 50% interest in PCG, to permanently reduce the Senior Credit Facility, and wrote off approximately $0.3 million in deferred financing costs related to this payment. As of July 3, 2005, the Company had borrowings of $41.1 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $32.8 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. See Note 13 Subsequent Events for further discussion.
     Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of July 3, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 1.25%, or at LIBOR plus 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.
     At July 3, 2005 the Company also had outstanding eleven letters of guarantee totaling approximately $6.6 million under separate international facilities. Amounts outstanding under the letters of guarantee reduce the amounts available for borrowing by the Company under the Revolving Credit Facility.
Senior 8 1/4% Notes
     To facilitate the Company’s purchase in July 2003 of the 12 million share majority interest held in the Company by Group 4 Falck, the Company’s former parent company, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”), in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are general, unsecured, senior obligations of the Company. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that impose significant operating and financial restrictions on the Company, including covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.
Guarantees
     In connection with the creation of South Africa Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.8 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of its Senior Credit Facility.
     The Company has also agreed to provide a loan of up to 20.0 million South African Rand, or approximately $2.9 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
     In connection with a design, build, and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity through 2021. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.0 million commencing in 2017. The Company has a liability of $0.6 and $0.5 million related to this exposure as of July 3, 2005 and January 2, 2005. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet. The Company does not currently operate or manage this facility.
     The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $42.1 million and $44.7 million at July 3, 2005 and January 2, 2005, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at July 3, 2005, was approximately $3.8 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in the Company’s non recourse debt.
Derivatives
     Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 3, 2005 and January 2, 2005 the fair value of the swaps totaled approximately $0.6 million and $0.7 million, respectively, and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the six months ended July 3, 2005.
     The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of July 3, 2005 and January 2, 2005 was approximately $1.7 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the periods presented in this Form 10-Q. The Company does not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
9. COMMITMENTS AND CONTINGENCIES
     During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued

by the mutual agreement of the parties. The Company is actively pursuing various alternatives for the facility, including selling the facility, finding an alternative correctional use for the facility or subleasing the facility to other agencies of the federal and/or state government or another private operator. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with Correctional Properties Trust, (“CPV”) through 2009. In the fourth quarter of 2004, the Company incurred an operating charge of $3.0 million to increase the reserve to the Company’s best estimate of losses, after adjusting for sublease income or other income through the end of the lease term. The Company has incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. If the Company is unable to sell, sublease or find an alternative correctional use for the facility, an additional operating charge will be required. The cease-use date for the inactive facility occurred prior to the effective date of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”. As a result, the Company continues to account for the lease in accordance with EITF 88-10 “Costs Associated with Lease Modification or Termination.” The remaining obligation on the Jena lease through the contractual term of 2009, less future income from an alternative use, is approximately $4.3 million.
     The Company owns and operates the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan (the “Michigan Facility”). The Company operates this facility pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, the Company, as lessor, leases the facility to the State, as lessee, under a lease with an initial term of 20 years followed by two 5-year options. During the quarter ended July 3, 2005, the management contract and the lease with the State represented approximately 3.0% of the Company’s consolidated revenues. The DOC can terminate the management contract for this facility unilaterally without cause upon 90 days notice to the Company. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things, de-appropriate funds for the management contract and lease payments for the facility. The State Legislature did not approve this order. On June 30, 2005, the Company received written notice from the State of Michigan Department of Management and Budget that the State of Michigan intends to cancel the Company’s management contract with DOC effective September 30, 2005.
     As a result of efforts by the Company and the locally affected community, the Michigan House and Senate approved separate budget bills that include funding for the Michigan Facility for Michigan’s next fiscal year, which begins on October 1, 2005. The two budget bills will now go to a conference committee for reconciliation and then to the Governor for approval or rejection. As a contingency, the Company is also attempting to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event the State terminates its lease and operations cease at the facility, the Company’s financial condition and results of operations would be materially adversely affected. In the event of such termination during the third quarter of 2005, the Company would assess the facility for impairment in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The Company’s contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility (“the Queens Facility”) was scheduled to expire on June 30, 2005. The contract with ICE for the management and operation of the Queens Facility located in Queens, New York has been transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO will manage and operate the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period beginning July 1, 2005 and ending June 30, 2006. As of August 5, 2005, the Company has begun to intake inmates.
     The Company manages the 700 bed Western Region Detention Facility in San Diego, California under contract with the US Marshals Service. The facility has been experiencing significant downward pressure on its population count. The contract for the facility was set to expire on July 18, 2005. The Company recently received an interim extension through December 31, 2005, during which time the Company will negotiate with the OFDT under a sole source contract pursuant to a determination by the OFDT that the Company is the only party capable of providing a 700 bed secure facility within the boundaries of San Diego County. There can be no assurance the Company will successfully negotiate a renewal of this management contract or that, even if a renewal is negotiated, that population at the facility will recover to previous levels. The Company leases the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.
     In New Zealand, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the termination of the Company’s contract for the management and operation of the Auckland Central Remand Prison. The Company has operated this facility since July 2000. The Company ceased operating the facility on July 13, 2005. During the twenty-six weeks ended July 3, 2005, the contract with New Zealand represented approximately 2% of the Company’s revenue. The Company does not expect the non renewal of the contract to have a significant impact on its financial condition or results of operations. Beginning in the third quarter of 2005, the Company will account for the contract as a discontinued operation.
     The Company operates the 1918-bed Lawton Correctional Facility in Lawton Oklahoma and leases the facility under a ten year non-cancelable operating lease from Correctional Properties Trust (CPV). The Company completed the construction of a 300-bed expansion to the original 1618 bed facility in 1999 and capitalized the expansion as a leasehold improvement. On May 27, 2005 the Company entered into an amended lease agreement with CPV which includes the purchase of the 300 bed expansion for $3.5 million and an additional 600-bed expansion for $23 million. The Company recognized a $1.0 million gain on the sale of the existing 300-bed expansion which will be deferred and amortized over the new lease term. The Company will account for the construction of the new 600-bed expansion in accordance with EITF 97-10 “The Effect of Lessee Involvement in Asset Construction” and capitalize the construction costs through the completion of construction. The Company expects the construction of the new 600-bed expansion to be completed sometime during the fourth quarter 2006, after which time a new ten year non-cancelable operating lease with CPV for the entire Lawton Correctional Facility will become effective.
Legal
     In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that the Company’s Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian governments’ insurance provider and did not specify the amount of damages being sought. In May 2005, the Company received additional correspondence indicating that the insurance provider still intends to pursue the claim against the Company’s Australian subsidiary. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend its rights with respect to this matter. While the plaintiff in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition and results of operations. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
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
10. DOMESTIC AND INTERNATIONAL OPERATIONS
     The Company operates and tracks its results in two geographic operating segments, which are aggregated into one reporting segment. The Company’s operations encompass the development and management of privatized government institutions located in the United States, Australia, which includes New Zealand, South Africa and the United Kingdom.
     The Company’s international operations are conducted through its wholly owned Australian subsidiaries, and one of the Company’s joint ventures in South Africa, SACM. Through the Company’s wholly owned subsidiary, GEO Group Australia Pty. Limited, the Company currently manages six correctional facilities, including a facility in New Zealand. Through the Company’s joint venture SACM, the Company currently manages one facility.
     Long-lived assets which consist of property, plant and equipment, revenues and operating income by domestic and international operations is presented below (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues
U.S. operations	$129,079	$125,719	$255,136	$246,120
Australian operations	25,294	21,008	49,269	43,158

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
South Africa operations	3,806	3,581	7,804	7,088

Total revenues	$158,179	$150,308	$312,209	$296,366

Operating Income
U.S. operations	$4,178	$7,959	$9,184	$13,479
Australian operations	2,671	1,798	4,689	3,066
South Africa operations	799	728	1,648	1,505

Total operating income	$7,648	$10,485	$15,521	$18,050

	July 3, 2005	January 2, 2005
Long-Lived Assets:
U.S. operations	$184,023	$189,355
Australian operations	6,587	7,095
South Africa operations	299	294

Total long-lived assets	$190,909	$196,744

Equity in Earnings of Affiliate
     Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method. A summary of financial data for SACS is as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004
Statement of Operations Data
Revenues	$16,484	$14,037
Operating income	5,796	4,247
Net income (loss)	27	(510)
Balance Sheet Data
Current assets	14,664	9,575
Noncurrent assets	58,112	64,289
Current liabilities	3,464	3,495
Non current liabilities	69,139	74,644
Shareholders’ equity (deficit)	173	(4,275)
     SACS commenced operations in fiscal year 2002. Total equity in undistributed income (loss) for SACS before income taxes, for the thirteen weeks ended July 3, 2005 and June 27, 2004, was $0.2 million, and $(0.9) million, respectively.
11. BENEFIT PLANS
During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.
The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Service cost	$109	$77	$218	$152
Interest cost	135	207	271	411
Amortization of unrecognized net actuarial loss	31	101	61	202
Amortization of prior service cost	234	270	468	540

Net periodic benefit cost	$509	$655	$1,018	$1,305

12. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.
     In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The application of FIN 47 will not have a material effect on the Company’s financial position, results of operations, and cash flows.
     On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004, referred to as AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the Company repatriated approximately $17.3 million in incentive dividends, as defined in the AJCA, and recognized an income tax benefit of $0.2 million.
     On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements of the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. As a result of the technical clarification issued by the Treasury department in May 2005, the Company recognized an additional tax benefit of $1.7 million in the second quarter. While it is expected that new legislation will be introduced in the near future into Congress to provide additional clarifying language on key elements of the provision, there can be no assurance that such legislation will be enacted.
13. SUBSEQUENT EVENTS
     On July 14, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GEO Acquisition, Inc. (“Merger Sub”) and Correctional Services Corporation (“CSC”). Under the terms of the Merger Agreement the Company will acquire CSC through the merger of Merger Sub with and into CSC, with CSC surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger, each share of common stock of CSC (“CSC Common Stock”) will be converted into the right to receive $6.00 in cash, without interest. The aggregate purchase price is approximately $62 million and the closing of the acquisition, which is subject to the approval of CSC’s shareholders, federal regulatory agencies and other customary conditions, is targeted for the beginning of the fourth quarter of 2005. The Company plans to finance the acquisition of CSC through the use of a committed senior credit facility underwritten by BNP Paribas for $175 million. This senior credit facility will be comprised of a $75 million term-loan and a $100 million revolver and, in addition to funding the acquisition, will refinance the Company’s existing $41 million term-loan and $50 million revolver and provide liquidity for general corporate purposes. The Company will assume $124 million in CSC debt.
     On August 9, 2005 the Company paid off the remaining balance of $40.3 million on its Term Loan Facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report and our earnings press release dated August 15, 2005 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	our exposure to appropriations risk on the Michigan Youth Correctional Facility;

•	our ability to renew the operating contract for the Western Region Detention Facility on favorable terms and acceptable population levels;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to renew our management contracts upon their expiration at profitability rates at or above historical levels;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, Correctional Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

•	our ability to successfully complete the acquisition of Correctional Services Corporation, or CSC, and to successfully integrate the operations of CSC upon the completion of the acquisition;

•	our ability to identify other acquisition targets and to successfully complete and integrate the operations of such targets;

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
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
     Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.
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
     Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Our management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development considering historical and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially adversely impacted.
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
     On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements of the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. On May 10, 2005, the Treasury Department and the IRS released Notice 2005-38 which clarified certain unintended errors in the original legislation. Since this Notice is tantamount to a change in law we are recognizing an additional tax benefit of $1.7 million in the 2nd quarter.
PROPERTY AND EQUIPMENT
     As of July 3, 2005, we had approximately $190.9 million in long-lived property and equipment, net. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 4 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Improvements to facilities which are not owned or leased, that are managed only, are expensed over the shorter of the useful life or the remaining term of the management contract. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. The Company has two contracts in Australia which require the replacement of certain identified client owned assets during the term of the contract. The Company accrues for the replacement of these assets ratably prior to the planned replacement date.

     We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended July 3, 2005. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
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
COMMITMENTS AND CONTINGENCIES
     During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. We are actively pursuing various alternatives for the facility, including selling the facility, finding an alternative correctional use for the facility or subleasing the facility to other agencies of the federal and/or state government or another private operator. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility with Correctional Properties Trust, (“CPV”) through 2009. In the fourth quarter of 2004, we incurred an operating charge of $3.0 million to increase the reserve to our best estimate of losses, after adjusting for sublease income or other income through the end of the lease term. We have incurred additional operating charges in prior periods related to lease payments for the facility including an operating charge of $5.0 million in third quarter 2003. If we are unable to sell, sublease or find an alternative correctional use for the facility, an additional operating charge will be required. The cease-use date for the inactive facility occurred prior to the effective date of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). As a result, the Company continues to account for the lease in accordance with EITF 88-10 “Costs Associated with Lease Modification or Terminations.” The remaining obligation on the Jena lease through the contractual term of 2009, less future income from an alternative use, is approximately $4.3 million.
     We own and operate the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan (the “Michigan Facility”). We operate this facility pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, we, as lessor, lease the facility to the State, as lessee, under a lease with an initial term of 20 years followed by two 5-year options. During the quarter ended July 3, 2005, the management contract and the lease with the State represented approximately 3.0% of our consolidated revenues. The DOC can terminate the management contract for this facility unilaterally without cause upon 90 days notice to us. However, the State can only terminate its lease of the facility prior to the expiration of the term of the lease if the State Legislature of Michigan, in its appropriation to the state department of corrections, expressly prohibits the department from spending any appropriated moneys for lease payments. In February 2005, the Governor of Michigan proposed an executive order to the State Legislature to, among other things, de-appropriate funds for the management contract and lease payments for the facility. The State Legislature did not approve this order. On June 30, 2005, we received written notice from the State of Michigan Department of Management and Budget that the State of Michigan intends to cancel our management contract with DOC effective September 30, 2005.
     As a result of efforts by us and the locally affected community, the Michigan House and Senate approved separate budget bills that include funding for the Michigan Facility for Michigan’s next fiscal year, which begins on October 1, 2005. The two budget bills will now go to a conference committee for reconciliation and then to the Governor for approval or rejection. As a contingency, we are also attempting to find an alternative use for the facility with another state or federal agency. However, there can be no assurances that these efforts will be successful. In the event the State terminates its lease and operations cease at the facility, our financial condition and results of operations would be materially adversely affected. In the event of such termination during the third quarter of 2005, we would assess the facility for impairment in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Our contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility (“the Queens Facility”) was scheduled to expire on June 30, 2005. The contract with ICE for the management and operation of the Queens Facility located in Queens, New York has been transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. We will manage and operate the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period beginning July 1, 2005 and ending June 30, 2006. As of August 5, 2005, we have begun to intake inmates.
     We manage the 700 bed Western Region Detention Facility in San Diego, California under contract with the US Marshals Service. The facility has been experiencing significant downward pressure on its population count. The contract for the facility was set to expire on July 18, 2005. We recently received an interim extension through December 31, 2005, during which time we will negotiate with the OFDT under a sole source contract pursuant to a determination by the OFDT that we are the only party capable of providing a 700 bed secure facility within the boundaries of San Diego County. There can be no assurance we will successfully negotiate a renewal of this management contract or that, even if a renewal is negotiated, that population at the facility will recover to previous levels. We lease the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.
     In New Zealand, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the termination of our contract for the management and operation of the Auckland Central Remand Prison. We have operated this facility since July 2000. We ceased operating the facility on July 13, 2005. During the twenty-six weeks ended July 3, 2005, the contract with New Zealand represented approximately 2% of our revenue. We do not expect the non renewal of the contract to have a significant impact on our financial condition or results of operations. Beginning in the third quarter of 2005, we will account for the contract as a discontinued operation.
     We operate the 1918-bed Lawton Correctional Facility in Lawton Oklahoma and lease the facility under a ten year non-cancelable operating lease from Correctional Properties Trust (CPV). We completed the construction of a 300-bed expansion to the original 1618 bed facility in 1999 and capitalized the expansion as a leasehold improvement. On May 27, 2005 we entered into an amended lease agreement with CPV which includes the purchase of the 300 bed expansion for $3.5 million and an additional 600-bed expansion for $23 million. We recognized a $1.0 million gain on the sale of the existing 300-bed expansion which will be deferred and amortized over the new lease term. We will account for the construction of the new 600-bed expansion in accordance with EITF 97-10 “The Effect of Lessee Involvement in Asset Construction” and capitalize the construction costs through the completion of construction. We expect the construction of the new 600-bed expansion to be completed sometime during the fourth quarter 2006, after which time a new ten year non-cancelable operating lease with CPV for the entire Lawton Correctional Facility will become effective.
     During the period ended July 3, 2005, we corrected $0.4 million in errors related to income taxes and depreciation expense that related to prior periods. Our management does not believe the adjustment is material to our trend of earnings for the periods affected, or that it will be material to our 2005 net income.
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
Comparison of Thirteen Weeks Ended July 3, 2005 and Thirteen Weeks Ended June 27, 2004

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue	$158,179	100.0%	$150,308	100.0%	$7,871	5.2%
     The increase in revenues in the thirteen weeks ended July 3, 2005 (“Second Quarter 2005”) compared to the thirteen weeks ended June 27, 2004 (“Second Quarter 2004”) is primarily attributable to the following four items; (i) Australian and South African revenues increased approximately $4.3 million and $0.2 million, respectively. The strengthening of the Australia dollar and South African Rand accounted for $1.6 million of the increase, while higher occupancy rates and contractual adjustments for inflation accounted for the remainder of the $2.9 million increase; (ii) revenues derived from construction decreased by $0.6 million in Second Quarter 2005 as compared to Second Quarter 2004. The construction revenue is related to our expansion of South Bay, one of the facilities that we manage, and the expansion was completed at the end of the second quarter of 2005; (iii) revenues increased $4.1 million in Second Quarter 2005 as a result of Reeves County Detention Complex being operational for the entire period, and the reopening of McFarland CCF State Correctional Facility, in January 2005; and (iv) domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts. These increases offset a $3.5 million decline in revenues due to significantly reduced population levels at the Western Region Detention Facility in San Diego, California, which may continue. We can provide no assurances as to whether or when the population count at the San Diego facility will improve.
The number of compensated resident days in domestic facilities increased to 2.7 million in Second Quarter 2005 from 2.6 million in Second Quarter 2004. Compensated resident days in Australian and South African facilities during Second Quarter 2005 remained consistent at 0.5 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated. The average occupancy in our domestic, Australian and South African facilities combined was 99.3% of capacity in Second Quarter 2005 compared to 98.0% in Second Quarter 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses	$134,098	84.8%	$125,594	83.6%	$8,504	6.8%
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in total operating expenses reflects the strengthening of the Australian dollar and South African Rand, as discussed above, expenses associated with the operation of the Reeves County Detention Complex, the reopening of the McFarland CCF State Correctional Facility, and increases in wages and employee healthcare costs.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$12,673	8.0%	$10,782	7.2%	$1,891	17.5%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained at a consistent percentage of revenues in Second Quarter 2005 compared to Second Quarter 2004. The increase in general and administrative costs primarily relates to increases in professional fees and travel costs.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,356	1.5%	$2,531	1.7%	$(175)	-6.9%
Interest Expense	$5,340	3.4%	$5,972	4.0%	$(632)	-10.6%
Interest income includes income from invested cash balances, and interest rate swap agreements entered into in September 2003 for our domestic operations. The interest rate swap agreements in the aggregate notional amount of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes. Interest income remained consistent as interest rate swap agreements were in place for Second Quarter 2005 and Second Quarter 2004.
The decrease in interest expense is primarily attributable to a lower outstanding principal balance on our senior secured debt due to payments made throughout Fiscal Year 2005.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Provision (benefit) for Income Taxes	$(369)	-0.2%	$2,792	1.9%	$2,423	-136.2%
The provision for income taxes reflects a benefit of $1.7 million in the second quarter 2005 related to the AJCA, as previously discussed. Our effective tax rate exclusive of this one time benefit was approximately 35% as compared to an expected rate of approximately 39%. The reduction in our effective rate reflects a revision in our treatment for franchise tax expense. Previously, we included this expense as a component of our provision for income taxes. We now report franchise tax as an operating expense. This reclassification lowers the effective tax rate; correspondingly, reported pre-tax income is also lower. As a result, there is no net impact on our reported net income. Currently, we do not expect this change to impact our earnings guidance for fiscal 2005.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Discontinued Operations	$128	0.1%	$(354)	-0.2%	$482	136.2%
Through our Australian subsidiary, we previously had a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities did not generate any revenue during Second Quarter 2005 and Second Quarter 2004. The income in Second

Quarter 2005 relates to a decrease in certain reserves.
Comparison of Twenty-six Weeks Ended July 3, 2005 and Twenty-six Weeks Ended June 27, 2004

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue	$312,209	100.0%	$296,366	100.0%	$15,843	5.3%
     The increase in revenues in the twenty-six weeks ended July 3, 2005 (“First Half 2005”) compared to the twenty-six weeks ended June 27, 2004 (“First Half 2004”) is primarily attributable to the following four items; (i) Australian and South African revenues increased approximately $6.1 million and $0.7 million, respectively. The strengthening of the Australia dollar and South African Rand accounted for $2.4 million of the increase, while higher occupancy rates and contractual adjustments for inflation accounted for the remainder of the $4.4 million increase; (ii) revenues derived from construction increased by $3.4 million in First Half 2005 as compared to First Half 2004 when construction revenue began. The construction revenue is related to our expansion of South Bay, one of the facilities that we manage, and the expansion was completed at the end of the second quarter of 2005; (iii) revenues increased $6.2 million in First Half 2005 as a result of Reeves County Detention Complex and Sanders Estes Unit being operational for the entire period, and the reopening of McFarland CCF State Correctional Facility, in January 2005; and (iv) domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts. These increases offset a $5.9 million decline in revenues due to significantly reduced population levels at the Western Region Detention Facility in San Diego, California, which may continue. We can provide no assurances as to whether or when the population count at the San Diego facility will improve.
The number of compensated resident days in domestic facilities increased to 5.3 million in First Half 2005 from 5.0 million in First Half 2004. Compensated resident days in Australian and South African facilities during First Half 2005 increased to 1.1 million in First Half 2005 from 1.0 million in First Half 2004. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated mandays. The average occupancy in our domestic, Australian and South African facilities combined was 99.1% of capacity in First Half 2005 compared to 99.0% in First Half 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses	$265,051	84.9%	$249,439	84.2%	$15,612	6.3%
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in total operating expenses reflects the strengthening of the Australian dollar and South African Rand, as discussed above and expenses associated with the operation of the Reeves County Detention Complex, the reopening of the McFarland CCF State Correctional Facility, and increases in wages and employee healthcare costs.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
General & Administrative Expenses	$24,074	7.7%	$21,973	7.4%	$2,101	9.6%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained at a consistent percentage of revenues in First Half 2005 compared to First Half 2004. The increase in general and administrative costs primarily relates to increases in professional fees.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,692	1.5%	$4,919	1.7%	$(227)	-4.6%
Interest Expense	$10,794	3.5%	$11,812	4.0%	$(1,018)	-8.6%
Interest income includes income from invested cash balances, and interest rate swap agreements entered into in September 2003 for our domestic operations. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes. Interest income remained consistent as interest rate swap agreements were in place for First Half 2005 and First Half 2004.
The decrease in interest expense is primarily attributable to a lower outstanding principal balance on our senior secured debt due to payments made throughout Fiscal Year 2005.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Provision (benefit) for Income Taxes	$1,485	.5%	$4,538	1.50%	$3,053	67.3%
The provision for income taxes reflects a benefit of $1.7 million in the second quarter 2005 related to the AJCA, as previously discussed. Our effective tax rate exclusive of this one time benefit was approximately 37% in the First Half 2005 as compared to an expected rate of approximately 39%. The reduction in our effective rate reflects a revision in our treatment for franchise tax expense. Previously, we included this expense as a component of our provision for income taxes. We now report franchise tax as an operating expense. This reclassification marginally lowers our effective tax rate; correspondingly, reported pre-tax income is also lower. As a result, there is no net impact on our reported net income. Currently, we do not expect this change to impact our earnings guidance for fiscal 2005.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Discontinued Operations	$258	0.1%	$(105)	0.0%	$363	345.7%
Through our Australian subsidiary, we previously had a contract with the Department of Immigration, Multicultural and Indigenous Affairs, or DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities generated total revenue of $0.0 million during First Half 2005 and $5.8 during First Half 2004. The income in Second Quarter 2005 relates to a decrease in certain reserves.
Liquidity and Capital Resources
     Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $50.0 million revolving portion of our Senior Credit Facility. As of July 3, 2005 we had $17.2 million available for borrowing under the revolving portion of the Senior Credit Facility. Management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reaches the eligible retirement age of 55 in 2005. None of the executives have indicated their intent to retire. However, we have included the expected payments as “due in less than one year” because each executive will be eligible to retire beginning in 2005 and retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
We plan to finance the acquisition of CSC through the use of a committed senior credit facility underwritten by BNP Paribas for $175 million. This senior credit facility will be comprised of a $75 million term-loan and a $100 million revolver and, in addition to funding the acquisition, will refinance our existing $41 million term-loan and $50 million revolver and provide liquidity for general corporate purposes. We will assume $124 million in CSC debt.
See discussion of subsequent payoff of our Term Loan Facility at “Senior Credit Facility” below.

Senior Credit Facility
     On July 9, 2003, we amended our Senior Credit Facility to consist of a $50.0 million, five-year revolving loan, referred to as the Revolving Credit Facility, and a $100.0 million, six-year term loan, referred to as the Term Loan Facility. The Revolving Credit Facility contains a $40.0 million sub limit for the issuance of standby letters of credit. On February 20, 2004, we amended the Senior Credit Facility to, among other things, reduce the interest rates applicable to borrowings under the Senior Credit Facility, obtain flexibility to make certain information technology related capital expenditures and provide additional time to reinvest the net proceeds from the sale of Premier Custodial Group, our former joint venture in the United Kingdom (“PCG”). On June 25, 2004, as required by the terms of the Indenture (as defined below) governing the Notes (as defined below), we used $43.0 million of the net proceeds from the sale of our 50% interest in PCG, to permanently reduce the Senior Credit Facility, and wrote off approximately $0.3 million in deferred financing costs related to this payment. As of July 3, 2005, we had borrowings of $41.1 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $32.8 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. On August 9, 2005 we paid off the remaining balance of $40.3 million on our Term Loan Facility.
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
Indebtedness under the Revolving Credit Facility bears interest at our option at the base rate plus a spread varying from 0.75% to 1.50% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility, or at the London inter-bank offered rate, or LIBOR plus a spread, varying from 2.00% to 2.75% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of July 3, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00%. The Term Loan Facility bears interest at our option at the base rate plus a spread of 1.25%, or at LIBOR plus a spread of 2.5%. Borrowings under the Term Loan Facility currently bear interest at LIBOR plus 2.5%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.0% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.0% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.0% in excess of the rate then applicable to base rate loans.
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
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, we amended the Senior Credit Facility and issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes, in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that impose significant operating and financial restrictions on us, including covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.
The covenants governing the Notes, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.
Guarantees
In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.8 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million as security for our guarantee. Our obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolving Credit Facility.
We have also agreed to provide a loan of up to 20.0 million South African Rand, or approximately $2.9 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not anticipate that such funding will ever be required by SACS. Our obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstance, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million or approximately $2.0 million commencing in 2017. We have a liability of $0.6 and $0.5 million related to this exposure as of July 3, 2005 and January 2,

2005. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
At July 3, 2005, we also had outstanding eleven letters of guarantee totaling approximately $6.6 million under separate international facilities. We do not have any off balance sheet arrangements.
Cash Flows
Cash and cash equivalents as of July 3, 2005 were $87.2 million, a decrease of $5.6 million from January 2, 2005.
Cash provided by operating activities of continuing operations amounted to $1.5 million in the First Half 2005 versus cash provided by operating activities of continuing operations of $13.6 million in the First Half 2004.
Cash provided by investing activities amounted to $5.8 million in the First Half 2005 compared to cash provided by investing activities of $57.8 million in the First Half 2004. First Half 2004 primarily reflected a change in the restricted cash balance of $52 million due to the payment of $43 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of Premier Custodial Group. This payment satisfied the restriction on cash as a result of this agreement and the remainder was reclassified to cash.
Cash used in financing activities in the First Half 2005 amounted to $11.6 million compared to cash used in financing activities of $46.1 million in the First Half 2004. Cash used in financing activities in the First Half 2005 reflect payments of $12.3 million on the Term Loan Facility. Cash used in financing activities in the First Half 2004 reflect payments of $10.0 million on borrowings under the Revolver Credit Facility, $2.5 million in routine payments on the Term Loan Facility, and a $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in Premier Custodial Group. The $10.0 proceeds from debt reflect borrowings under the Revolving Credit Facility in the First Half 2004.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 3, 2005 and January 2, 2005 the fair value of the swaps totaled approximately $0.6 million and $0.7 million, respectively, and is included in other non-current assets and other non-current liabilities in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the six months ended July 3, 2005.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of July 3, 2005 and January 2, 2005 was approximately $1.7 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the periods presented in this Form 10-Q. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
Non Recourse Debt
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $42.1 million and $44.7 million as of July 3, 2005 and January 2, 2005, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 3, 2005, was approximately $3.8 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Recent Accounting Developments
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.
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
     On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004, referred to as AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, we repatriated approximately $17.3 million in incentive dividends, as defined in the AJCA, and recognized an income tax benefit of $0.2 million.
     On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements of the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. As a result of the technical clarification issued by the Treasury department in May 2005, we recognized an additional tax benefit of $1.7 million in the second quarter. While it is expected that new legislation will be introduced in the near future into Congress to provide additional clarifying language on key elements of the provision, there can be no assurance that such legislation will be enacted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $41.1 million as of July 3, 2005, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.4 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at July 3, 2005, every 10 percent change in historical currency rates would have approximately a $1.8 million effect on our financial position and approximately a $0.5 million impact on our results of operations over the next fiscal year.
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
(b) Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to assess and remediate the material weaknesses our internal control over financial reporting identified in our Form 10-K for the year end January 2, 2005 filed on March 23, 2005 (the “ Form 10-K”). The Form 10-K provides additional details in Item 9A Management’s Report on Internal Controls Over Financial Reporting. The remediation steps identified in the Form 10-K consist of controls strengthening our review of the financial statement close process and our payroll vacation accrual. These controls are designed to specifically address the identified material weaknesses. Other than these changes, management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian governments’ insurance provider and did not specify the amount of damages being sought. In May 2005, we received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights with respect to this matter. While the plaintiff in this case has not quantified its damage claim and the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on the our financial condition and results of operations. We are uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
     The nature of the our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual shareholders meeting was held on May 5, 2005 in Boca Raton, Florida. The following is a summary of matters voted on by the shareholders.
1.	Election of Directors

	Votes For	Votes Withheld
Wayne H. Calabrese	8,615,388	405,119
Norman A. Carlson	8,614,481	406,026
Anne N. Foreman	8,615,873	404,634
Richard H. Glanton	8,617,223	403,284
William M. Murphy	8,616,071	404,436
John M. Perzel	8,616,921	403,586
George C. Zoley	8,614,531	405,976
2.	Ratification of Ernst & Young LLP as Independent Certified Public Accountants

For	Against	Abstain	Broker Non-Vote
8,988,248	31,236	1,023	511,697
3.	Approval of the Senior Management Performance Award Plan

For	Against	Abstain	Broker Non-Vote
8,491,032	365,544	163,931	511,697
4.	Include Social Responsibility in Executive Compensation

For	Against	Abstain	Broker Non-Vote
234,930	7,294,538	371,901	1,630,835

ITEM 5. OTHER INFORMATION
     The following information is being provided pursuant to Item 4.02 of Form 8-K.
Section 4 — Matters Related to Accountants and Financial Statements
Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review
     Over the past several months, GEO’s management has undertaken an intense and comprehensive review of its past worldwide tax activities to ensure accuracy of income tax accounts. This review has been performed in connection with GEO’s remediation efforts under Section 404 of the Sarbanes-Oxley Act and has focused primarily on a recalculation of GEO’s one-time gain in 2003 on the sale of its 50% interest in Premier Custodian Group Limited (“PCG”), GEO’s former joint venture in the United Kingdom.
     As a result of these efforts, on August 10, 2005, GEO determined that it will restate its financial statements for fiscal years 2001 through 2004 to correct (i) a miscalculation in 2003 of its gain on the sale of its 50% interest in PCG, and (ii) the understatement of deferred tax liabilities for undistributed earnings of GEO’s Australian subsidiary (which we refer to as the Second Restatement). The Second Restatement was approved by the audit committee of our board of directors upon the recommendation of our senior management.
     In 2003, we sold our 50% interest in PCG and reported a gain on that sale of $61.0 million. We recently determined that there was a miscalculation of the gain on the sale due to the fact that, in computing the gain, we reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities. We have recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of our interest in PCG related to previously undistributed earnings of our Australian subsidiary. As a result, we determined that the deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million, and that the gain on the sale of our interest in PCG was $56.1 million. Additionally, in connection with our review of the gain on the sale of our interest in PCG, we determined that the deferred tax liability for undistributed earnings of our Australian subsidiary was understated by $1.1 million.
     Adjustments made to correct the miscalculation on the sale of our interest in PCG for the year ended December 28, 2003 have resulted in a reduction in previously reported net income of $4.9 million. Basic and diluted earnings per share for the year ended December 28, 2003 have been reduced by $0.32 and $0.31, respectively. In addition, as a result of the Second Restatement, retained earnings have been reduced by $6.1 million as of December 28, 2003 and January 2, 2005, and by $1.1 million as of December 30, 2001. Adjustments have made to cumulative translation adjustment for the years ended December 30, 2001, December 29, 2002, December 28, 2003 and January 2, 2004 to reflect the impact of foreign exchange fluctuation on the deferred tax liability for undistributed earnings of our Australian Subsidiary
     The unaudited financial information included in this Form 10-Q for the quarter ended July 3, 2005 reflects all adjustments required by the Second Restatement.
     Concurrently with the filing of this Form 10-Q, we are filing an amendment on Form 10-K/A to our annual report on Form 10-K for the year ended January 2, 2005, and an amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended April 3, 2005 to reflect the Restatement. We have not amended and do not intend to amend any other previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the Second Restatement. As a result, the consolidated financial statements, auditors’ reports, and related financial information for the periods affected by the Second Restatement contained in any other prior reports should no longer be relied upon. In the near future, the Company intends to file an amended Form 10-K for the fiscal year ended January 2, 2005 and an amended Form 10-Q for the quarter ended April 3, 2005 reflecting the Second Restatement as defined below.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits —
31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.
(b)	Reports on Form 8-K — We filed a Form 8-K, Items 2.02 and 9.01, on May 19, 2005. We also filed a Form 8-K, Item 1.02, on June 6, 2005.

THE GEO GROUP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     THE GEO GROUP, INC.
Date: August 16, 2005

/s/ John G. O’Rourke

John G. O’Rourke
Senior Vice President — Finance and Chief
Financial Officer (Principal Financial Officer)