Form 10-K/A
period 2005-01-02
GEO GROUP INC
filed 2005-08-17
CIK 923796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

i

EXPLANATORY NOTE
      The purpose of this amendment on Form 10-K/ A to the annual report on Form 10-K of The GEO Group, Inc. for the year ended January 2, 2005 is to (1) restate our consolidated financial statements for the years 2003 and 2004 as described in Note 2 to the enclosed consolidated financial statements to reflect certain adjustments required in order to correct a miscalculation of our gain on the sale of our 50% interest in Premier Custodial Group Limited, our former joint venture in the United Kingdom which we refer to as PCG, and (2) revise the certifications of our Chief Executive Officer and our Chief Financial Officer required to be filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We refer to this amendment on Form 10-K/ A as the Form 10-K/ A.
      On March 23, 2005 we filed our annual report on Form 10-K, which we refer to as the 10-K. The 10-K included a restatement of previously issued financial statements to reflect (1) proper accounting for compensated absences, which had previously been incorrectly accounted for, (2) the consolidation of one of our joint ventures in South Africa named South African Custodial Management Pty. Limited, or SACM, which had previously been accounted for as an equity affiliate, and (3) the depreciation of certain leasehold improvements, which we had inadvertently failed to depreciate, collectively referred to as the Original Restatement.
      In the 10-K, we disclosed that, in connection with the review of our internal controls required under Section 404 of the Sarbanes-Oxley Act, we identified a material weakness in the area of tax. Since that time, we have undertaken various remediation efforts designed to enhance our internal controls related to tax. As a result of these efforts, we recently identified that, in 2003, we inadvertently failed to properly calculate the gain on the sale of our 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, we reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities, all of which we believed related to previously undistributed earnings of PCG. We have recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of our interest in PCG actually related to previously undistributed earnings of our Australian subsidiary. As a result, we believe that the actual deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of our interest in PCG was $56.1 million. Additionally, in connection with our review, we determined that the deferred tax liability for undistributed earnings of our Australian subsidiary was understated in prior periods and recorded an adjustment to retained earnings for the year end December 30, 2001.
      To address the miscalculation on the gain on the sale of our interest in PCG and the understated deferred tax liability related to our Australian subsidiary, we have restated the consolidated financial statements in this Form 10-K/ A to (1) reduce the gain on the sale of our interest in PCG by $4.9 million for the fiscal year ended December 28, 2003, and (2) decrease retained earnings by $1.1 million for the fiscal year end December 30, 2001 to reflect an understatement of the deferred liability for undistributed earnings of its Australian subsidiary. We refer to these adjustments collectively as the Second Restatement. Also as a result of the Second Restatement, net income for the year ended December 28, 2003 was reduced by $4.9 million (or $.31 per diluted share of common stock). Related balance sheet adjustments have been made to deferred income taxes, retained earnings and cumulative translation adjustment.
      The following is a list of the items that have been amended to reflect the Second Restatement:

•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Consolidated Financial Statements

•	Part II — Item 9A — Controls and Procedures

      This Form 10-K/ A also includes new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ii

      For the convenience of the reader, this Form 10-K/ A includes all of the information contained in the annual report on Form 10-K for the year ended January 2, 2005, and no attempt has been made to modify or update the disclosures contained herein except to reflect the effects of the Second Restatement. This Form 10-K/ A, including all certifications attached hereto, does not reflect events occurring subsequent to the filing of the annual report on Form 10-K and does not modify or update the disclosures. Information not affected by the Second Restatement is unchanged and reflects the disclosures made at the time the annual report on Form 10-K was filed on March 23, 2005. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the annual report on Form 10-K has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications of our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/ A as exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively.
      Concurrently with the filing of this Form 10-K/ A, we are filing an amendment on Form 10-Q/ A to the quarterly report on Form 10-Q of The GEO Group, Inc. for the three months ended April 3, 2005 to reflect the Second Restatement. We have not amended and do not intend to amend any other previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the Original Restatement and/or the Second Restatement. As a result, the consolidated financial statements, auditors’ reports, and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

iii

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

Fiscal Year Ended:(1)	2004		2003 Restated		2002 Restated		2001 Restated		2000 Restated

Results of Continuing Operations:
Revenues	$614,548	100.0%	$567,441	100.0%	$517,162	100.0%	$502,733	100.0%	$470,761	100.0%
Operating income from continuing operations	39,310	6.4%	30,140	5.3%	23,858	4.7%	18,162	3.6%	6,778	1.4%
Income from continuing operations	$17,430	2.8%	$36,821	6.5%	$18,188	3.6%	$15,243	3.1%	$8,556	1.8%

Income from continuing operations per common share:
Basic:	$1.86		$2.36		$0.86		$0.72		$0.41

Diluted:	$1.79		$2.33		$0.85		$0.72		$0.40

Weighted Average Shares Outstanding:
Basic	9,384		15,618		21,148		21,028		21,110
Diluted	9,738		15,829		21,364		21,261		21,251
Financial Condition:
Current assets	$222,766		$191,811		$142,839		$141,003		$130,271
Current liabilities	117,858		118,704		79,360		74,441		75,233
Total assets	480,326		505,341		405,378		242,565		224,064
Long-term debt, including current portion (excluding non-recourse debt)	198,204		245,086		125,000		—		10,000
Shareholders’ equity	$99,739		$77,325		$150,215		$128,752		$126,060
Operational Data:
Contracts/awards	49		45		52		53		50
Facilities in operation	43		40		52		51		44
Design capacity of contracts	35,266		38,610		41,083		36,871		37,957
Compensated resident days(2)	12,599,290		11,513,955		10,708,786		10,050,909		9,528,942

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. Fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have not been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 3 Discontinued Operations.”

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom for all of the above periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      The Company has restated its Consolidated Financial Statements for the fiscal years ended January 2, 2005 and December 29, 2002 related to the calculation of the gain on sale of our one-half interest in Premier Custodial Group Limited, our former United Kingdom joint venture which we refer to as PCG and certain deferred tax liabilities. In 2003, we inadvertently failed to properly calculate the gain on the sale of our 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, we reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities, all of which we believed related to previously undistributed earnings of PCG. We have recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of our interest in PCG actually related to previously undistributed earnings of our Australian subsidiary. As a result, we believe that the actual deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of our interest in PCG was $56.1 million. Additionally, in connection with our review, we determined that the deferred tax liability for undistributed earnings of our Australian subsidiary was understated in prior periods and recorded an adjustment to retained earnings for the year end December 30, 2001.
      To address the miscalculation on the gain on the sale of our interest in PCG and the understated deferred tax liability related to our Australian subsidiary, we have restated the Consolidated Financial Statements to (1) reduce the gain on the sale of our interest in PCG by $4.9 million for the fiscal year ended December 28, 2003, (2) decrease retained earnings by $1.3 million for the fiscal year end December 30, 2001 and (3) adjustments to cumulative translation adjustment. We refer to these adjustments collectively as the Second Restatement. Also as a result of the Second Restatement, net income for the year ended December 28, 2003 was reduced by $4.9 million (or $.31 per diluted share of common stock). Related balance sheet adjustments have been made to deferred income taxes, retained earnings and cumulative translation adjustment.
      We have previously restated our Consolidated Financial Statements for the fiscal years ended December 28, 2003 and December 29, 2002 to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Under generally accepted accounting principles compensated absences must be accrued for hourly and salaried employees. The accrual must consist of the vested liability as well as the amount of the unvested liability that is deemed to be earned under the rules that govern FAS No. 43 “Accounting for Compensated Absences.” Prior to the restatement, the Company’s vacation expense and related accruals were understated for 2003, 2002 and prior periods. The impact of this restatement on such prior periods was reflected as a $3.2 million adjustment to retained earnings as of December 30, 2001.
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
      Adjustments as a result of the restatements described above, collectively referred to as the Original Restatement, for years ended December 28, 2003 and December 29, 2002 resulted in a reduction in previously reported net income of $0.5 million and $0.4 million, respectively. Basic and diluted income per share for the year ended December 28, 2003 was reduced by $0.04 and $0.03, respectively. Basic and diluted income per share for the year ended December 29, 2002 was reduced by $0.02 per share. In addition, as a result of the Original Restatement, retained earnings was reduced by $2.5 million and $2.0 million as of December 28, 2003 and December 29, 2002, respectively. Also, as a result of the cumulative effect of the Original Restatement of periods prior to 2002, the cumulative effect was to reduce opening retained earnings as of December 30, 2001 by $1.7 million.
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

Overview
      GEO reported diluted earnings per share of $1.73, $2.53 and $0.99 in 2004, 2003, and 2002 respectively. For fiscal year 2004, the $1.73 amount included ($0.03) per diluted share for certain items, as detailed below, compared to the fiscal year 2003 $2.53 amount, which included $1.55 per diluted share for certain items. The fiscal year 2002 $0.99 amount included ($0.03) per diluted share for certain items. Charges from certain items are detailed below. Weighted average common shares outstanding for fiscal year 2004 reflects a full year of the effect of our purchase of 12 million shares of our common stock in the third quarter 2003.

      The following table sets forth certain items before tax which we consider relevant to the discussion below of our operating results for 2004, 2003 and 2002:

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Certain Items (before income taxes)
Insurance reduction	$4,150	$—	$—
Jena, Louisiana write-off	(3,000)	(5,000)	(1,100)
DIMIA insurance reserves	—	(3,600)	—
Write-off of acquisition costs	(1,306)	—	—
Gain on sale of UK joint venture	—	56,094	—
Write-off of deferred financing fees	(317)	(1,989)	—

Certain Items	$(473)	$45,505	$(1,100)
Amounts per diluted common share after-tax	$(0.03)	$1.58	$(0.03)
      The following table delineates where the total of certain items above are classified in our Consolidated Statements of Income.

	Fiscal Year

	2004	2003	2002

	(Dollars in thousands)
Certain Items represented in the various lines of the Consolidated Statements of Income
Operating Expenses	$1,150	$(8,600)	$(1,100)
General and Administrative Expenses	(1,306)	—	—
Write-off of deferred financing fees	(317)	(1,989)	—
Gain on Sale of UK joint venture	—	56,094	—

Certain Items	$(473)	$45,505	$(1,100)

2004 versus 2003

Facility Operations

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$614,548	100.0%	$567,441	100.0%	$47,107	8.3%
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
Sale of Joint Venture
      Fiscal year 2003’s results of operations includes the sale of the UK joint venture for $80.7 million which resulted in a gain of $56.1 million.
Income Taxes

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$8,313	1.4%	$37,067	6.5%	$(28,754)	(77.6)%
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

Equity in Earnings of Affiliates

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Equity in Earnings of Affiliates	$—	0.0%	$1,310	0.2%	$(1,310)	(100.0)%
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
Sale of Joint Venture
      On July 2, 2003, we sold our 50% interest in PCG, our United Kingdom joint venture, for approximately $80.7 million. We recognized a gain of $56.1 million from the sale.
Income Taxes

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$37,067	6.5%	$11,312	2.2%	$25,755	227.7%
      Provision for income taxes increased primarily due to the tax effect on the gain on sale of PCG in July 2003.
Equity in Earnings of Affiliates

	2003	% of Revenue	2002	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,310	0.2%	$4,958	1.0%	$(3,648)	(73.6)%

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
      The Senior Credit Facility also requires us to maintain a minimum net worth, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period, equal to $140.0 million, plus the amount of the net gain from the sale of our interest in PCG, which is approximately $27.8 million, minus the $132.0 million we used to complete the share purchase from Group 4 Falck, plus 50% of our consolidated net income earned during each full fiscal quarter ending after the date of the Senior Credit Facility, plus 50% of the aggregate increases in our consolidated shareholders’ equity that are attributable to the issuance and sale of equity interests by us or any of our restricted subsidiaries (excluding intercompany issuances).
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
      The consolidated financial statements have been audited by Ernst & Young LLP, independent registered certified public accountants, whose appointment was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, our financial position and results of operations. Their audit was conducted in accordance with auditing standards established by the Public Company Accounting Oversight Board. As part of this audit, Ernst & Young LLP considered our system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.
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
      As described in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of January 2, 2005 and December 28, 2003, and the consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 have been restated to correct the accounting for deferred income taxes, the accounting for compensated absences, the consolidation of an affiliate under voting control and the amortization of leasehold improvements.
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

/s/ Ernst & Young llp
Fort Lauderdale, Florida
March 22, 2005,
except for paragraphs 1 through 5 of Note 2,
as to which the date is
August 10, 2005

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

/s/ Ernst & Young llp
Fort Lauderdale, Florida
March 22, 2005

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

		Restated	Restated
	2004	2003	2002

	(In thousands, except per share data)
Revenues	$614,548	$567,441	$517,162
Operating Expenses (including amounts related to The Wackenhut Corporation (TWC) of $0, $0, and $17,973)	514,908	484,018	449,442
Depreciation and Amortization	14,451	13,904	11,716
General and Administrative Expenses (including amounts related to TWC of $0, $571, and $2,836)	45,879	39,379	32,146

Operating Income	39,310	30,140	23,858
Interest Income	9,598	6,874	4,848
Interest Expense	(22,138)	(17,896)	(3,738)
Write-off of Deferred Financing Fees from Extinguishment of Debt	(317)	(1,989)	—
Gain on Sale of UK Joint Venture	—	56,094	—

Income Before Income Taxes, Equity in Earnings of Affiliates, Discontinued Operations and Minority Interest	26,453	73,223	24,968
Provision for Income Taxes	8,313	37,067	11,312
Minority Interest	(710)	(645)	(426)
Equity in Earnings of Affiliates, (net of income tax provision of $0, $634, and $2,836)	—	1,310	4,958

Income from Continuing Operations	17,430	36,821	18,188
Income (loss) from discontinued operations, net of tax (benefit) expense of $(263), $1,329, and $1,257	(615)	3,198	2,932

Net Income	$16,815	$40,019	$21,120

Weighted Average Common Shares Outstanding:
Basic	9,384	15,618	21,148

Diluted	9,738	15,829	21,364

Earnings per Common Share:
Basic:
Income from continuing operations	$1.86	$2.36	$0.86
Income (loss) from discontinued operations	(0.07)	0.20	0.14

Net income per share-basic	$1.79	$2.56	$1.00

Diluted:
Income from continuing operations	$1.79	$2.33	$0.85
Income (loss) from discontinued operations	(0.06)	0.20	0.14

Net income per share-diluted	$1.73	$2.53	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
January 2, 2005 and December 28, 2003

	Restated	Restated
	2004	2003

	(In thousands, except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$92,801	$52,187
Short-term investments	10,000	10,000
Accounts receivable, less allowance for doubtful accounts of $1,170 and $1,205	94,028	88,461
Deferred income tax asset	12,891	13,219
Other current assets	12,386	10,536
Current assets of discontinued operations	660	17,408

Total current assets	222,766	191,811

Restricted Cash	3,908	55,794
Property and Equipment, Net	196,744	200,554
Direct Finance Lease Receivable	42,953	42,379
Other Non Current Assets	13,955	14,627
Other Assets of Discontinued Operations	—	176

	$480,326	$505,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,874	$21,116
Accrued payroll and related taxes	25,026	17,757
Accrued expenses	53,919	63,285
Current portion of deferred revenue	1,844	1,811
Current portion of long-term debt and non-recourse debt	13,736	7,107
Current liabilities of discontinued operations	1,609	7,778

Total current liabilities	118,008	118,854

Deferred Revenue	4,320	6,197
Deferred Tax Liability	8,466	1,245
Minority Interest	1,194	1,025
Other Non Current Liabilities	19,448	18,851
Long-Term Debt	186,198	239,465
Non-Recourse Debt	42,953	42,379
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,507,391 and 9,332,552 issued and outstanding, respectively	95	93
Additional paid-in capital	67,005	64,605
Retained earnings	164,660	147,845
Accumulated other comprehensive income(loss)	(141)	(3,338)
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	99,739	77,325

	$480,326	$505,341

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

	Restated	Restated	Restated
	2004	2003	2002

	(In thousands)
Cash Flow from Operating Activities:
Income from continuing operations	$17,430	$36,821	$18,188
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	14,451	13,904	11,716
Amortization of debt issuance costs	303	607	—
Deferred tax liability (benefit)	3,433	230	(340)
Provision for doubtful accounts	1,296	1,025	2,368
Major maintenance reserve	465	296	100
Equity in earnings of affiliates, net of tax	—	(1,310)	(4,958)
Minority interests in earnings of consolidated entity	710	645	560
Other non-cash charges	141	—	—
Tax benefit related to employee stock options	773	330	1,081
Gain on sale of UK joint venture	—	(56,094)	—
Write-off of deferred financing fees from extinguishment of debt	317	1,989	—
Changes in assets and liabilities
Accounts receivable	(6,703)	(11,385)	(2,415)
Other current assets	(1,309)	2,407	(9,021)
Other assets	1,336	(2,333)	4,154
Accounts payable and accrued expenses	(9,581)	29,152	1,440
Accrued payroll and related taxes	6,820	(2,860)	4,163
Deferred revenue	(1,844)	(1,891)	(2,673)
Other liabilities	5,282	5,787	8,777

Net cash provided by operating activities of continuing operations	33,320	17,320	33,140
Net cash provided by (used in) operating activities of discontinued operations	7,091	4,869	(5,420)

Net cash provided by operating activities	40,411	22,189	27,720

Cash Flow from Investing Activities:
Investments in and advances to affiliates	—	193	(171)
Repayments of investments in and advances to affiliates	—	—	1,617
Proceeds from the sale of UK joint venture	—	80,678	—
Proceeds from sales of short-term investments	56,835	2,000	46,125
Purchases of short-term investments	(56,835)	(12,000)	(46,125)
Change in restricted cash	52,000	(55,794)	—
Proceeds from sale of assets	315	—	—
Capital expenditures	(10,235)	(6,791)	(160,905)

Net cash provided by (used in) investing activities	42,080	8,286	(159,459)

Cash Flow from Financing Activities:
Proceeds from long-term debt and non-recourse debt	10,000	272,130	127,981
Debt issuance costs including original issue discount	—	(11,857)	(3,111)
Payments on long-term debt	(58,704)	(146,250)	—
Proceeds from the exercise of stock options	1,589	776	1,264
Purchase of common stock	—	(132,000)	—

Net cash (used in) provided by financing activities	(47,115)	(17,201)	126,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,575	5,734	(3,178)

Net Increase (Decrease) in Cash and Cash Equivalents	36,951	19,008	(8,783)
Cash and Cash Equivalents, beginning of period*	56,324	37,316	46,099

Cash and Cash Equivalents, end of period**	$93,275	$56,324	$37,316

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$8,906	$32,517	$5,589

Interest	$20,158	$5,920	$525

*	Includes cash and cash equivalents of discontinued operations of $4,137, $2,361, and $6,005 for the year ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

**	Includes cash and cash equivalents of discontinued operations of $474, $4,137, and $2,361 for the year ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

					Accumulated
	Common Stock				Other	Treasury Stock
			Additional		Comprehensive			Total
	Number		Paid-in	Retained	Income	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	(Loss)	of Shares	Amount	Equity

	(In thousands)
Balance, December 30, 2001	20,977	$210	$61,157	$88,183	$(20,842)	—	$—	$128,708
Restatement Adjustment				(1,477)	1,521			44

Restated Balance, December 30, 2001	20,977	$210	$61,157	$86,706	$(19,321)	—	$—	$128,752
Proceeds from stock options exercised	269	2	1,262	—	—	—	—	1,264
Tax benefit related to employee stock options	—	—	1,081	—	—	—	—	1,081
Comprehensive income:
Net income		—	—	21,120		—	—
Change in foreign currency translation, net of income tax benefit of $1,146		—	—	—	1,793		—
Minimum pension liability adjustment, net of income tax benefit of $302		—	—	—	(505)		—
Unrealized loss on derivative instruments, net of income tax benefit of $1,688		—	—	—	(3,290)		—
Total comprehensive income	—	—	—	—	—	—	—	19,118

Restated Balance, December 29, 2002	21,246	212	63,500	107,826	(21,323)	—	—	150,215
Proceeds from stock options exercised	87	1	775	—	—	—	—	776
Purchase of common stock	(12,000)	(120)	—	—	—	(12,000)	(131,880)	(132,000)
Tax benefit related to employee stock options	—	—	330	—	—	—	—	330
Comprehensive income:
Net income		—	—	40,019		—	—
Change in foreign currency translation, net of income tax expense of $3,876		—	—	—	6,062		—
Minimum pension liability adjustment, net of income tax benefit of $116		—	—	—	(263)		—
Unrealized loss on derivative instruments, net of income tax benefit of $476		—	—	—	(1,112)		—
Reclassification adjustment for losses on UK interest rate swaps included in net income related to the sale of the UK joint venture		—	—	—	13,298		—
Total comprehensive income	—	—	—	—	—	—	—	58,004

Restated Balance, December 28, 2003	9,333	93	64,605	147,845	$(3,338)	(12,000)	(131,880)	77,325
Proceeds from stock options exercised	174	2	1,589	—	—	—	—	1,591
Tax benefit related to employee stock options	—	—	773	—	—	—	—	773
Acceleration of vesting on employee stock options	—	—	38	—	—	—	—	38
Comprehensive income:
Net income		—	—	16,815		—	—
Change in foreign currency translation, net of income tax expense of $384		—	—	—	600		—
Minimum pension liability adjustment, net of income tax expense of $480		—	—	—	661		—
Unrealized loss on derivative instruments, net of income tax expense of $815		—	—	—	1,936		—
Total comprehensive income	—	—	—	—	—	—	—	20,012

Balance, January 2, 2005	9,507	$95	$67,005	$164,660	$(141)	(12,000)	$(131,880)	$99,739

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
      On May 8, 2002, TWC consummated a merger with a wholly owned subsidiary of Group 4 Falck A/S (“Group 4 Falck”) a Danish multinational security and correctional services company. As a result of the merger, Group 4 Falck acquired TWC and became the indirect beneficial owner of 12 million shares of the Company. On July 2, 2003, the Company sold its 50% interest in its United Kingdom joint venture, Premier Custodial Group Limited (“PCG”) for approximately $80.7 million and recognized a pre-tax gain of approximately $56.1 million. On July 9, 2003, the Company purchased all 12 million shares of its common stock, par value $0.01, beneficially owned by Group 4 Falck for $132 million in cash pursuant to the terms of a share purchase agreement.
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

		Restated	Restated
Pro Forma Disclosures	2004	2003	2002

	(In thousands, except per share data)
Net income	$16,815	$40,019	$21,120
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(765)	$(935)	$(1,060)
Pro forma net income	$16,050	$39,084	$20,060
Basic earnings per share
As reported	$1.79	$2.56	$1.00
Pro forma	$1.71	$2.50	$0.95
Diluted earnings per share
As reported	$1.73	$2.53	$0.99
Pro forma	$1.65	$2.47	$0.94
Risk free interest rates	3.25%	1.73%- 2.92%	2.37%- 3.47%
Expected lives	3-7 years	3-7 years	4-8 years
Expected volatility	40%	49%	49%
Expected dividend	—	—	—

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
      On August 10, 2005 the Company determined that it would restate its Consolidated Statement of Income for the fiscal year ended December 28, 2003 related to the calculation of the gain on sale of the Company’s one-half interest in Premier Custodial Group Limited, our former United Kingdom joint venture (“PCG”) and certain deferred tax accounts. In 2003, the Company failed to properly calculate the gain on the sale of its 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, the Company reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities. The Company recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of the Company’s interest in PCG related to previously undistributed earnings of its Australian subsidiary. As a result, the Company determined that the actual deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of our interest in PCG was $56.1 million. As a result of this restatement, net income for the year ended December 28, 2003 was reduced by $4.9 million (or $0.31 per diluted share of common stock).
      The Company also restated its December 30, 2001 retained earnings in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income by $1.1 million to reflect an understatement of the deferred liability for undistributed earnings of its Australian subsidiary.
      Additionally, on August 10, 2005, the Company determined that it would restate its Consolidated Balance Sheets for the years ended December 28, 2003 and January 2, 2005 and the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 30, 2001, December 29, 2002, December 28, 2003 and January 2, 2005 to correct the impact of foreign exchange fluctuations on the Company’s respective deferred tax liability accounts for undistributed earnings of the Company’s Australian subsidiary.
      There are also resulting changes to the captions within the Net Cash Provided by Operating Activities on the Statement of Cash Flows. All financial information reported for those fiscal years in these consolidated financial statements reflect the restatements. We refer to these adjustments collectively as the Second Restatement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables show the effect of the Second Restatement on the Company’s Consolidated Statement of Income and Balance Sheets.

	Year Ended 2003

	As
	Previously
Statement of Income Information	Restated	Restated	Change

	(In thousands, except per share
	data)
Gain on Sale of UK Joint Venture	$61,034	$56,094	$(4,940)
Income from continuing operations	$41,563	$36,821	$(4,742)
Net income	$44,761	$40,019	$(4,742)
Income per Common Share:
Basic:
Income from continuing operations	$2.67	$2.36	$(0.31)
Net income per share-basic	$2.87	$2.56	$(0.31)
Diluted:
Income from continuing operations	$2.63	$2.33	$(0.30)
Net income per share-diluted	$2.83	$2.53	$(0.30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BALANCE SHEET INFORMATION

	Year Ended 2004			Year Ended 2003

	As Previously			As Previously
	Reported	Restated	Change	Restated	Restated	Change

	(In thousands)
Deferred Income Tax Asset	$—	$—	$—	$5,372	$—	$(5,372)
Deferred Tax Liability	$1,489	$8,466	$6,977	$—	$1,245	$1,245
Retained earnings	$170,879	$164,660	$(6,219)	$154,064	$147,845	$(6,219)
Accumulated other comprehensive income (loss)	$749	$(141)	$(890)	$(2,808)	$(3,338)	$(530)
      The As Previously Restated columns above reflect adjustments (the “First Restatement”) to the Company’s previously filed Consolidated Financial Statements for the fiscal year ended December 28, 2003 reflected in the Company’s previously filed Form 10-K for the year ended January 2, 2005. The First Restatement corrected the accounts for compensated absences, the consolidation of an affiliate under voting control and the amortization of leasehold improvements and are described further below.
      Under generally accepted accounting principles compensated absences must be accrued for hourly and salaried employees. The accrual must consist of the vested liability as well as the amount of the unvested liability that is deemed to be earned under the rules that govern FAS No. 43 “Accounting for Compensated Absences.” Prior to the First Restatement, the Company’s vacation expense and related accruals were understated for 2003, 2002 and prior periods. The impact of this restatement on such prior periods was reflected as a $2.2 million adjustment to retained earnings as of December 30, 2001.
      Additionally, the Company determined that under Financial Accounting Standard (“FAS”), No. 94, “Consolidation of All Majority-Owned Subsidiaries”, the Company is required to consolidate SACM, one of its joint ventures in South Africa. The Company also determined that it had not properly applied FAS 94 for 2003 or 2002 for SACM. As a result the Company has restated its consolidated financial statements for years ended December 28, 2003 and December 29, 2002 and reflected the operations of SACM as a consolidated subsidiary. SACM was previously included in the Company’s Consolidated Balance Sheets as investment and advances to affiliates, and in the Company’s Consolidated Statements of Income as equity in earnings of affiliates.
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
      Summarized below is a more detailed discussion of the First Restatement described above, along with a comparison of the amounts previously reported in the Company’s previously filed Annual Report on Form 10-K for the year ended January 2, 2005. There are also resulting changes to the captions within the Net Cash Provided by Operating Activities on the Statement of Cash Flows. All financial information reported for those fiscal years in these consolidated financial statements reflects the First Restatement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables show the effect of the First Restatement on the Company’s Consolidated Statements of Income and Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses
      Accrued expenses consisted of the following (dollars in thousands):

		Restated
	2004	2003

Accrued Interest	$5,476	$6,292
Accrued Bonus	5,608	4,045
Accrued Insurance	15,686	13,626
Accrued Taxes	1,522	6,523
Jena Idle Facility Lease Reserve	5,847	5,115
Other	19,780	27,684

Total	$53,919	$63,285

8.	Debt
      Debt consisted of the following (dollars in thousands):

		Restated
	2004	2003

Senior Credit Facility:
Term Loan	$51,521	$98,750
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(4,063)	(4,367)
Swap on Notes	746	703

Total Senior 8 1/4% Notes	$146,683	$146,336
Non Recourse Debt	44,683	43,865

Total Debt	$242,887	$288,951

Current Portion of Debt	(13,736)	(7,107)
Non Recourse Debt	(42,953)	(42,379)

Long Term Debt	$186,198	$239,465

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

		Restated	Restated
Fiscal Year	2004	2003	2002

	(In thousands, except per share data)
Net income	$16,815	$40,019	$21,120
Basic earnings per share:
Weighted average shares outstanding	9,384	15,618	21,148

Per share amount	$1.79	$2.56	$1.00

Diluted earnings per share:
Weighted average shares outstanding	9,384	15,618	21,148
Effect of dilutive securities:
Employee and director stock options	354	211	216

Weighted average shares assuming dilution	9,738	15,829	21,364

Per share amount	$1.73	$2.53	$0.99

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

Business Concentration
      Except for the major customers noted in the following table, no single customer provided more than 10% of the Company’s consolidated revenues during fiscal 2004, 2003 and 2002:

Customer	2004	2003	2002

Various agencies of the U.S. Federal Government	27%	27%	27%
Various agencies of the State of Texas	9%	12%	13%
Various agencies of the State of Florida	12%	12%	14%
      Concentration of credit risk related to accounts receivable is reflective of the related revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The United States and foreign components of Income before income taxes, minority interest and equity income from affiliates are as follows:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Income from Continuing Operations:
United States	$9,395	$61,244	$19,367
Foreign	17,058	11,979	5,601

	26,453	73,223	24,968

Discontinued operations:
Income (loss) from operation of discontinued
business	(878)	4,527	4,189

Total	$25,575	$77,750	$29,157

      Taxes on income consist of the following components:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Federal income taxes:
Current	$(147)	$29,240	$8,354
Deferred	2,050	1,790	(875)

	1,903	31,030	7,479

State income taxes:
Current	627	2,345	2,262
Deferred	469	226	(51)

	1,096	2,571	2,211

Foreign:
Current	4,399	5,252	1,036
Deferred	915	(1,786)	586

	5,314	3,466	1,622

Total U.S. and foreign	8,313	37,067	11,312

Discontinued operations:
Income from operations of discontinued business	(263)	1,329	1,257

Total	$8,050	$38,396	$12,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

		Restated	Restated
	2004	2003	2002

	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$9,258	$27,356	$8,739
State income taxes, net of federal tax benefit	712	1,658	1,394
Change in control costs	—	—	896
Basis difference PCG stock	(3,351)	7,048	—
Section 965 benefit	(197)	—	—
Non-performance based compensation	1,417	—	—
Other, net	474	1,005	283

Total continuing operations	8,313	37,067	11,312

Discontinued operations:
Taxes from operations of discontinued business	(263)	1,329	1,257

Provision for income taxes	$8,050	$38,396	$12,569

      The components of the net current deferred income tax asset at fiscal year end are as follows:

		Restated
	2004	2003

	(In thousands)
Uniforms	$(207)	$(174)
Allowance for doubtful accounts	426	484
Accrued vacation	2,644	2,523
Accrued liabilities	10,028	10,386

Total	$12,891	$13,219

      The components of the net non-current deferred income tax liability and asset at fiscal year end are as follows:

		Restated
	2004	2003

	(In thousands)
Depreciation	$(9,808)	$(10,994)
Deferred revenue	2,886	5,718
Deferred compensation	5,231	5,340
Residual U.S. tax liability on repatriated earnings	(4,611)	(2,119)
Foreign deferred tax assets	(2,277)	857
Other, net	113	(47)

Total liability	$(8,466)	$(1,245)

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
      The Company’s selected quarterly financial data has been restated, see Note 2. A summary of the restated data for the fiscal years ended January 2, 2005 and December 28, 2003, is as follows:

	First Quarter	Second Quarter

2004
Revenues	$146,058	$150,308
Operating income	$7,565	$10,485
Income from continuing operations	$2,045	$3,986
Income (loss) from discontinued operations, net of tax	$249	$(354)
Basic earnings per share
Income from continuing operations	$0.22	$0.43
Income (loss) from discontinued operations	$0.03	$(0.04)

Net income per share	$0.25	$0.39
Diluted earnings per share
Income from continuing operations	$0.21	$0.41
Income (loss) from discontinued operations	$0.03	$(0.04)

Net income per share	$0.24	$0.37

		Fourth
	Third Quarter	Quarter(b)

Revenues	$152,035	$166,148
Operating income	$14,045	$7,215
Income from continuing operations	$5,874 (a)	$5,525 (c)
Income from discontinued operations, net of tax	$(240)	$(270)
Basic earnings per share
Income from continuing operations	$0.63	$0.58
Income from discontinued operations	$(0.03)	$(0.03)

Net income per share	$0.60	$0.55
Diluted earnings per share
Income from continuing operations	$0.60	$0.57
Income from discontinued operations	$(0.02)	$(0.03)

Net income per share	$0.58	$0.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter

2003
Revenues	$133,574	$140,268
Operating income	$9,014	$9,278
Income from continuing operations	$4,214	$5,174
Income (loss) from discontinued operations, net of tax	$831	$999
Basic earnings per share
Income from continuing operations	$0.20	$0.24
Income (loss) from discontinued operations	$0.04	$0.05

Net income per share	$0.24	$0.29
Diluted earnings per share
Income from continuing operations	$0.20	$0.24
Income (loss) from discontinued operations	$0.04	$0.05

Net income per share	$0.24	$0.29

	Third Quarter

	Unadjusted		Restated		Change		Fourth Quarter

Revenues	$144,757		$144,757		$—		$148,842
Operating income	$2,764		$2,764		$—		$9,082
Income from continuing operations	$29,524	(d)	$24,584	(d)	$(4,940)		$2,652
Income from discontinued operations, net of tax	$717		$717		$—		$651
Basic earnings per share
Income from continuing operations	$2.78		$2.31		$(0.47)		$0.28
Income from discontinued operations	$0.07		$0.07		$—		$0.07

Net income per share	$2.85		$2.38		$(0.47)		$0.35
Diluted earnings per share Income from continuing operations	$2.71		$2.26		$(0.45)		$0.27
Income from discontinued operations	$0.07		$0.07		$—		$0.07

Net income per share	$2.78	(e)	$2.33	(e)	$(0.45	)(e)	$0.34	(e)

(a)	Includes a $4.2 million pre-tax reduction in our general liability, auto liability and worker’s compensation insurance reserves.

(b)	Includes 14 weeks of operations.

(c)	Includes a $3.0 million write-off for our Jena, Louisiana facility.

(d)	Includes a gain of approximately $56.1 million for the sale of the UK joint venture (See Note 15), a pre-tax charge of approximately $5.0 million related to the Jena, Louisiana lease and a charge of approximately $2.0 million related to the write-off of deferred financing fees from the extinguishment of debt.

(e)	Earnings per share for the third and fourth quarter of 2003 reflect lower weighted average shares outstanding due to the purchase of the 12,000,000 shares from Group 4 Falck in July 2003 (See Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

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
      (3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994) †
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan *†
10.6	—	Director Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.7	—	Senior Officer Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995) †
10.8	—	Form of Master Agreement to Lease between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.9	—	Form of Lease Agreement between CPT Operating Partnership L.P. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.10	—	Form of Right to Purchase Agreement between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.11	—	Form of Option Agreement between the Company and CPT Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)

Exhibit
Number		Description

10.12	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000) †
10.13	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004) †
10.14	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004) †
10.15	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.16	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.17	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.18	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002) †
10.19	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.20	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.21	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003) †
10.22	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin *†
10.23	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis *†
10.24	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley *†
10.25	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Donald H. Keens *†
10.26	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.27	—	Amended and Restated Credit Agreement, dated July 9, 2003, by and among the Company, BNP Paribas, as Administrative Agent, Syndication Agent and Lead Arranger, Bank of America, N.A. and SouthTrust Bank, as Co- Syndication Agents, Comerica Bank, as Co-Documentation Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

10.28	—	Amendment No. 1 to Amended and Restated Credit Agreement, dated February 20, 2004, by and among the Company, BNP Paribas, as Administrative Agent, Syndication Agent and Lead Arranger, Bank of America, N.A. and Southtrust Bank, as Co-Syndication Agents, Comerica Bank, as Co-Documentation Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-K, filed on March 10, 2004)
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Ernst & Young LLP, independent registered certified public accountants**
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with our report on Form 10-K, on March 23, 2005.

**	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The GEO Group, Inc.

/s/ John G. O’Rourke

John G. O’Rourke
Senior Vice President of Finance &
Chief Financial Officer
Date: August 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

* George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	August 16, 2005

* John G. O’Rourke	Senior Vice President of Finance & Chief Financial Officer (principal financial officer)	August 16, 2005

* Brian R. Evans	Chief Accounting Officer & Controller (principal accounting officer)	August 16, 2005

* Wayne H. Calabrese	Vice Chairman of the Board & Director	August 16, 2005

* Norman A. Carlson	Director	August 16, 2005

* Anne N. Foreman	Director	August 16, 2005

* William M. Murphy	Director	August 16, 2005

* Richard H. Glanton	Director	August 16, 2005

* John M. Perzel	Director	August 16, 2005

*By: /s/ John G. O’Rourke John G. O’Rourke Attorney-in-fact

SCHEDULE II
THE GEO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period

	(In thousands)
YEAR ENDED JANUARY 2, 2005:
Allowance for doubtful accounts	$1,205	$1,296	$—	$(1,331)	$1,170
YEAR ENDED DECEMBER 28, 2003:
Allowance for doubtful accounts	$1,588	$1,025	$—	$(1,408)	$1,205
YEAR ENDED DECEMBER 29, 2002:
Allowance for doubtful accounts	$2,511	$2,368	$—	$(3,291)	$1,588
YEAR ENDED JANUARY 2, 2005:
Asset Replacement Reserve	$417	$465	$—	$(268)	$614
YEAR ENDED DECEMBER 28, 2003:
Asset Replacement Reserve	$418	$296	$—	$(297)	$417
YEAR ENDED DECEMBER 29, 2002:
Asset Replacement Reserve	$538	$100	$—	$(220)	$418