Form 10-Q/A
period 2005-04-03
GEO GROUP INC
filed 2005-08-17
CIK 923796

FORM 10-Q/A

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

EXPLANATORY NOTE
     The purpose of this amendment on Form 10-Q/A to the quarterly report on Form 10-Q of The GEO Group, Inc. for the thirteen weeks ended April 3, 2005 is to reflect the restatement of our amended annual report for the year end January 2, 2005 filed on Form 10-K/A on August 16, 2005 (the “Second Restatement”).
     On March 23, 2005 we filed our annual report on Form 10-K, which we refer to as the 10-K. In the 10-K, we disclosed that, in connection with the review of our internal controls required under Section 404 of the Sarbanes-Oxley Act, we identified a material weakness in our accounting for income taxes. Since that time, we have undertaken various remediation efforts designed to enhance our internal controls related to our accounting for income taxes. As a result of these efforts, we recently identified that, in 2003, we inadvertently failed to properly calculate the gain on the sale of our 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, we reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities, all of which we believed related to previously undistributed earnings of PCG. We have recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of our interest in PCG actually related to previously undistributed earnings of our Australian subsidiary. As a result, we believe that the actual deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of our interest in PCG was $56.1 million. Additionally, in connection with our review, we determined that the deferred tax liability for undistributed earnings of our Australian subsidiary was understated by $1.1 million in prior periods and recorded an adjustment to retained earnings for the year end December 30, 2001.
     These differences are reflected as an adjustment to the deferred tax liability, retained earnings and cumulative translation adjustment in the balance sheets for the fiscal year end January 2, 2005 and the thirteen week period ended April 3, 2005.
     The following is a list of the items that have been amended to reflect the Second Restatement:
     • Part I — Item 1 — Financial Statements
     This Form 10-Q/A also includes new Exhibits 31.1 and 31.2 that conform to the form of certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the quarterly report on Form 10-Q for the thirteen weeks ended April 3, 2005, and no attempt has been made to modify or update the disclosures contained herein except to reflect the effects of the Second Restatement. This Form 10-Q/A, including all certifications attached hereto, does not reflect events occurring subsequent to the filing of the quarterly report on Form 10-Q and does not modify or update the disclosures. Information not affected by the Second Restatement is unchanged and reflects the disclosures made at the time the quarterly report on Form 10-Q was filed on May 13, 2005. In addition, this amended Form 10-Q/A contains currently-dated certifications of our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     Concurrently with the filing of this amendment on Form 10-Q/A, we are filing an amendment on Form 10-K/A to the annual report on Form 10-K of The GEO Group, Inc. for the year ended January 2, 2005. We have not amended and do not intend to amend any other previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by the Second Restatement. For this reason, the consolidated financial statements, auditors’ reports, and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

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

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
APRIL 3, 2005 AND JANUARY 2, 2005
(In thousands, except per share data)

	April 3, 2005	January 2, 2005
	Unaudited
	Restated	Restated
ASSETS
Current Assets
Cash and cash equivalents	$103,148	$92,801
Short-term investments	—	10,000
Accounts receivable, less allowance for doubtful accounts of $1,266 and $1,170	82,334	94,028
Deferred income tax asset	12,365	12,891
Other current assets	18,101	12,386
Current assets of discontinued operations	—	660

Total current assets	215,948	222,766

Restricted Cash	3,857	3,908
Property and Equipment, Net	194,743	196,744
Direct Finance Lease Receivable	41,972	42,953
Other Non Current Assets	13,153	13,955

	$469,673	$480,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,802	$21,874
Accrued payroll and related taxes	26,923	25,026
Accrued expenses	43,865	53,389
Current portion of deferred revenue	1,844	1,844
Current portion of long-term debt and non-recourse debt	13,683	13,736
Current liabilities of discontinued operations	1,454	1,609

Total current liabilities	106,571	117,478

Deferred Revenue	3,859	4,320
Deferred Tax Liability	9,229	8,466
Minority Interest	1,294	1,194
Other Non Current Liabilities	19,441	20,724
Long-Term Debt	184,563	185,452
Non-Recourse Debt	41,972	42,953
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,537,004 and 9,507,391
shares issued and outstanding, respectively	95	95
Additional paid-in capital	67,600	67,005
Retained earnings	167,555	164,660
Accumulated other comprehensive income	(626)	(141)
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	102,744	99,739

	$469,673	$480,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 3, 2005 AND MARCH 28, 2004
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
		Restated
Cash Flow from Operating Activities:
Income from continuing operations	$2,766	$2,045
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	3,803	3,457
Amortization of debt issuance costs	79	376
Deferred tax liability (benefit)	534	(479)
Provision for doubtful accounts	329	—
Major maintenance reserve	41	93
Equity in earnings of affiliates, net of tax	(49)	148
Minority interests in earnings of consolidated entity	184	174
Tax benefit related to employee stock options	180	—
Changes in assets and liabilities
Accounts receivable	11,621	2,633
Other current assets	(7,975)	598
Other assets	1,986	(633)
Accounts payable and accrued expenses	(12,189)	(6,324)
Accrued payroll and related taxes	2,029	1,385
Deferred revenue	(461)	(895)
Other liabilities	351	1,215

Net cash provided by operating activities of continuing operations	3,229	3,793
Net cash provided by operating activities of discontinued operations	31	2,938

Net cash provided by operating activities	3,260	6,731

Cash Flow from Investing Activities:
Proceeds from sales of short-term investments	39,000	—
Purchases of short-term investments	(29,000)	(5,000)
Proceeds from sale of assets	33	—
Capital expenditures	(1,841)	(2,476)

Net cash provided by (used in) investing activities	8,192	(7,476)

Cash Flow from Financing Activities:
Proceeds from long-term debt and non-recourse debt	—	10,000
Payments on long-term debt	(1,417)	(6,618)
Proceeds from the exercise of stock options	402	—

Net cash (used in) provided by financing activities	(1,015)	3,382

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(564)	(25)

Net Increase in Cash and Cash Equivalents	9,873	2,612
Cash and Cash Equivalents, beginning of period*	93,275	56,325

Cash and Cash Equivalents, end of period**	$103,148	$58,937

*	Includes cash and cash equivalents of discontinued operations of $474 and $4,138 for the thirteen weeks ended April 3, 2005 and March 28, 2004, respectively.

**	Includes cash and cash equivalents of discontinued operations of $0 and $586 for the thirteen weeks ended April 3, 2005 and March 28, 2004, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K/A for the year ended January 2, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended April 3, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2006.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 16, 2005 for the fiscal year ended January 2, 2005. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Throughout these notes to unaudited consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

2. RESTATEMENTS

The Company has restated its unaudited consolidated balance sheets for the thirteen weeks ended April 3,2005 and the year ended January 2, 2005 related to the calculation of the gain on sale of our one-half interest in Premier Custodial Group Limited, our former United Kingdom joint venture (“PCG”) and certain deferred tax liabilities (the “Second Restatement”). In 2003, The Company failed to properly calculate the gain on the sale of our 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, we reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities. We have recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of our interest in PCG related to previously undistributed earnings of our Australian subsidiary. As a result, The Company determined that the deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of our interest in PCG was $56.1 million. Additionally, in connection with our review, we determined that the deferred tax liability for undistributed earnings of our Australian subsidiary was understated by $1.1 million. The impact of the Second Restatement is reflected as an adjustment to the deferred tax liability, retained earnings and cumulative translation adjustment in the Consolidated Balance Sheet for the thirteen weeks ended April 3, 2005 and the year ended January 2, 2005 and had no impact in the Consolidated Statements of Income for the thirteen weeks ended April 3, 2005 and March 28, 2004. The following table shows the effect of the Second Restatement on the Company’s consolidated balances as of April 3, 2005 and January 2, 2005 (in thousands).

	Thirteen Weeks ended April 3, 2005 (unaudited)			Year End January 2, 2005
	As Originally			As Originally
	Reported	Restated	Change	Reported	Restated	Change
Deferred Tax Liabilities	$2,345	$9,229	$6,884	$1,489	$8,466	$6,977
Retained Earnings	$173,775	$167,555	$(6,220)	$170,879	$164,660	$(6,219)
Cumulative Translation Adjustment	$171	$(626)	$(797)	$749	$(141)	$(890)

The Company previously restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Additionally, the Company has restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the operations of South African Custodial Management, the Company’s joint venture in South Africa (“SACM”), as a consolidated subsidiary. SACM was previously included in our consolidated balance sheets as investments in and advances to affiliates, and in the Company’s consolidated statements of income as equity in earnings of affiliates. The Company has also restated its unaudited consolidated financial statements for the quarter ended March 28, 2004 to reflect the appropriate amortization of certain leasehold improvement assets. All financial information reported for the quarter ended March 28, 2004 in these unaudited consolidated financial statements reflects the restatements (the “First Restatement”).

The following table shows the effect of the First Restatement on the Company’s unaudited consolidated statement of income for the thirteen weeks ended March 28, 2004 (in thousands, except per share data):

	Thirteen Weeks Ended March 28, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$142,551	$146,058	$3,507
Operating Expenses	121,237	123,845	2,608
Depreciation and Amortization	3,365	3,457	92
General and Administrative Expenses	11,191	11,191	—

Operating Income	6,758	7,565	807
Interest Income	2,328	2,388	60
Interest Expense	5,840	5,840	—

Income before income taxes, minority interest, equity in earnings of affiliates, and discontinued operations	3,246	4,113	867
Provision for income taxes	1,406	1,746	340
Minority Interest	—	(174)	(174)
Equity in Earnings of Affiliates	310	(158)	(448)

Income from continuing operations	2,150	2,045	(105)
Income from discontinued operations, net of tax of $107	249	249	—

Net income	$2,399	$2,294	$(105)

Earnings per Common Share:
Basic:
Income from continuing operations	$0.23	$0.22	$(0.01)
Income from discontinued operations	$0.03	0.03	—

Net income per share-basic	$0.26	$0.25	(0.01)

Diluted:
Income from continuing operations	$0.22	$0.21	$(0.01)
Income from discontinued operations	$0.03	0.03	—

Net income per share-diluted	$0.25	$0.24	$(0.01)

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

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. COMPREHENSIVE INCOME

     The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Net income	$2,896	$2,294
Change in foreign currency translation, net of income tax benefit of $874, and $72,
respectively	(1,338)	(113)
Minimum pension liability adjustment, net of income tax expense of $(16), and $(29),
respectively	25	41
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of
$(362), and $287, respectively	828	(590)

Comprehensive income	$2,318	$1,679

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

To be determined

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits —

10.1	The GEO Group, Inc. Senior Management Performance Award Plan.*
31.1	SECTION 302 CEO Certification.
31.2	SECTION 302 CFO Certification.
32.1	SECTION 906 CEO Certification.
32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K — The Company filed a Form 8-K, Item 5, on January 18, 2005 and February 2, 2005. The Company filed a Form 8-K, Items 4 and 9, on February 14, 2005. The Company filed a Form 8-K, Items 2 and 9, on March 29, 2005.

* Previously filed with our report on Form 10-Q, on May 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THE GEO GROUP, INC.

Date: August 16, 2005	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)