Form 10-Q
period 2005-10-02
GEO GROUP INC
filed 2005-11-14
CIK 923796

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At November 8, 2005, 9,643,201 shares of the registrant’s Common Stock were issued and outstanding.

THE GEO GROUP, INC.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues	$149,457	$148,197	$454,501	$437,831
Operating expenses	128,533	120,330	387,032	363,923
Depreciation and amortization	3,672	3,666	11,125	10,465
General and administrative expenses	11,719	10,629	35,793	32,602

Operating income	5,533	13,572	20,551	30,841
Interest income	2,196	2,194	6,888	7,097
Interest expense	(5,300)	(5,167)	(16,094)	(16,662)
Write off of deferred financing fees from extinguishment of debt	(1,233)	—	(1,360)	(317)

Income before income taxes, minority interest, equity in income (loss) of affiliate and discontinued operations	1,196	10,599	9,985	20,959
Provision for income taxes	608	4,847	1,942	9,124
Minority interest	(181)	(215)	(540)	(547)
Equity in income (loss) of affiliate, net of income tax provision (benefit) of $20, $(22), $41 and $(207)	135	16	(201)	(239)

Income from continuing operations	542	5,553	7,302	11,049
Income (loss) from discontinued operations, net of tax provision (benefit) of $(42), $35, $219 and $219	(99)	82	511	510

Net income	$443	$5,635	$7,813	$11,559

Weighted-average common shares outstanding:
Basic	9,584	9,382	9,553	9,352

Diluted	10,006	9,670	9,997	9,721

Income per common share:
Basic:
Income from continuing operations	$0.06	$0.59	$0.77	$1.18
Income (loss) from discontinued operations	(0.01)	0.01	0.05	0.06

Net income per share-basic	$0.05	$0.60	$0.82	$1.24

Diluted:
Income from continuing operations	$0.05	$0.57	$0.73	$1.14
Income (loss) from discontinued operations	(0.01)	0.01	0.05	0.05

Net income per share-diluted	$0.04	$0.58	$0.78	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2005 AND JANUARY 2, 2005
(In thousands, except share data)

	October 2, 2005	January 2, 2005
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$97,430	$91,982
Restricted cash	30,621	—
Short-term investments	—	10,000
Accounts receivable, less allowance for doubtful accounts of $1,131 and $1,170	96,549	93,082
Deferred income tax asset	12,105	12,891
Other current assets	16,370	12,174
Current assets of discontinued operations	143	2,637

Total current assets	253,218	222,766

Restricted cash	3,807	3,908
Property and equipment, net	193,502	196,565
Direct finance lease receivable	40,495	42,953
Other non current assets	13,003	13,955
Non current assets of discontinued operations	—	179

	$504,025	$480,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,294	$21,077
Accrued payroll and related taxes	24,536	24,670
Accrued expenses	47,753	53,298
Current portion of deferred revenue	1,941	1,844
Current portion of long-term debt and non-recourse debt	2,576	13,736
Current liabilities of discontinued operations	1,355	2,853

Total current liabilities	100,455	117,478

Deferred revenue	3,752	4,320
Deferred tax liability	9,576	8,466
Minority interest	1,627	1,194
Other non current liabilities	19,233	19,978
Long-term debt	219,771	186,198
Non-recourse debt	40,495	42,953
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 21,636,530 and 21,507,391 shares issued and 9,636,530 and 9,507,391 issued and outstanding	96	95
Additional paid-in capital	69,766	67,005
Retained earnings	172,473	164,660
Accumulated other comprehensive loss	(1,339)	(141)
Treasury stock, 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	109,116	99,739

	$504,025	$480,326

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004
Cash flows from operating activities:
Income from continuing operations	$7,302	$11,049
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,125	10,465
Amortization of original issue discount and debt issue costs	243	229
Write off of deferred financing fees	1,360	317
Deferred tax provision	1,045	1,573
Provision for doubtful accounts	1,489	731
Major maintenance reserve	190	169
Equity in earnings of affiliate, net of tax	201	239
Minority interest in earnings of consolidated entity	540	547
Tax benefit related to employee stock options	543	596
Changes in assets and liabilities:
Accounts receivable	(4,943)	(2,389)
Other current assets	(4,976)	106
Other assets	(2,848)	1,620
Accounts payable and accrued expenses	(779)	(9,091)
Accrued payroll and related taxes	96	4,638
Deferred revenue	(471)	(1,383)
Other liabilities	1,260	1,037

Net cash provided by operating activities of continuing operations	11,377	20,453
Net cash provided by operating activities of discontinued operations	1,175	8,561

Net cash provided by operating activities	12,552	29,014
Cash flows used in investing activities:
Proceeds from sales of short-term investments	39,000	41,000
Purchases of short-term investments	(29,000)	(50,950)
Proceeds from sale of assets	12	250
Capital expenditures	(10,173)	(5,890)
(Increase) decrease in restricted cash	(30,621)	52,000

Net cash (used in) provided by investing activities	(30,782)	36,410
Cash flows from financing activities:
Proceeds from long-term debt	75,000	10,000
Payments on debt	(52,740)	(57,256)
Increase in common stock	—	2
Proceeds from exercise of stock options	2,179	924

Net cash provided by (used in) financing activities	24,439	(46,330)

Effect of exchange rate changes on cash	(761)	(667)

Net increase in cash and cash equivalents	5,448	18,427
Cash and cash equivalents, beginning of period	91,982	51,283

Cash and cash equivalents, end of period	$97,430	$69,710

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K/A for the year ended January 2, 2005. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirty-nine weeks ended October 2, 2005 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2006.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 17, 2005 for the fiscal year ended January 2, 2005. Certain amounts in the prior period have been reclassified to conform to the current presentation.
2. RESTATEMENTS
On August 17, 2005, the Company restated its audited consolidated financial statements for the year ended January 2, 2005 (the “Second Restatement”) related to the calculation of the gain on sale of its one-half interest in Premier Custodial Group Limited, the Company’s former United Kingdom joint venture (“PCG”) and certain deferred tax liabilities. In 2003, the Company failed to properly calculate the gain on the sale of its 50% interest in PCG. This miscalculation was due to the fact that, in computing the gain of $61.0 million, the Company reduced the sale price of $80.7 million by, among other things, $9.6 million in deferred tax liabilities. The Company has recently determined that $4.9 million of the total deferred tax liabilities used to compute the gain on the sale of the Company’s interest in PCG related to previously undistributed earnings of the Company’s Australian subsidiary. As a result, the Company determined that the deferred tax liabilities related to previously undistributed earnings of PCG at the time were $4.7 million and that the actual gain on the sale of the Company’s interest in PCG was $56.1 million. Additionally, in connection with the Company’s review, the Company determined that the deferred tax liability for undistributed earnings of its Australian subsidiary was understated by $1.1 million. The impact of the Second Restatement is reflected as an adjustment to the deferred tax liability, retained earnings and cumulative translation adjustment in the January 2, 2005 Consolidated Balance Sheet and had no impact in the Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004. The following table shows the effect of the Second Restatement on the Company’s unaudited consolidated balance sheet as of January 2, 2005 (in thousands):

	Year Ended January 2, 2005
	As Originally
	Reported	Restated	Change
Deferred Tax Liabilities	$1,489	$8,466	$6,977
Retained Earnings	$170,879	$164,660	$(6,219)
Cumulative Translation Adjustment	$749	$(141)	$(890)
The Company previously restated its unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 (the “First Restatement”) to reflect the application of the appropriate accounting principles to the recognition of compensated absences according to generally accepted accounting principles. Additionally, the Company restated its unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 to reflect the operations of South African Custodial Management, the Company’s joint venture in South Africa (“SACM”), as a consolidated subsidiary. SACM was previously included in the Company’s consolidated balance sheets as investments in and advances to affiliates, and in the Company’s consolidated statements of income as equity in earnings of affiliates. The Company has also restated its unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 26, 2004 to reflect the appropriate amortization of certain leasehold improvement assets. All financial information reported for the thirteen and thirty-nine weeks ended September 26, 2004 in these unaudited consolidated financial statements reflects the First Restatement. In addition, throughout these notes to unaudited consolidated financial statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. The following tables show the effect of the First Restatement on the Company’s unaudited consolidated statement of income for the thirteen and thirty-nine weeks ended September 26, 2004 (in thousands, except per share data):

	Thirteen Weeks Ended September 26, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$144,441	$148,197	$3,756
Operating expenses	117,731	120,330	2,599
Depreciation and amortization	3,537	3,666	129
General and administrative expenses	10,629	10,629	—

Operating income	12,544	13,572	1,028
Interest income	2,107	2,194	87
Interest expense	(5,167)	(5,167)	—

Income before income taxes, minority interest, equity in income of affiliate, and discontinued operations	9,484	10,599	1,115
Provision for income taxes	4,408	4,847	439
Minority interest	—	(215)	(215)
Equity in income of affiliate	583	16	(567)

Income from continuing operations	5,659	5,553	(106)
Income from discontinued operations, net of tax provision of $35	82	82	—

Net income	$5,741	$5,635	$(106)

Income per common share:
Basic:
Income from continuing operations	$0.60	$0.59	$(0.01)
Income from discontinued operations	0.01	0.01	0.00

Net income per share-basic	$0.61	$0.60	$(0.01)

Diluted:
Income from continuing operations	$0.58	$0.57	$(0.01)
Income from discontinued operations	0.01	0.01	0.00

Net income per share-diluted	$0.59	$0.58	$(0.01)

	Thirty-nine Weeks Ended September 26, 2004
	As Originally
Unaudited Consolidated Statement of Income	Reported	Restated	Change
Revenues	$426,987	$437,831	$10,844
Operating expenses	355,987	363,923	7,936
Depreciation and amortization	10,198	10,465	267
General and administrative expenses	32,602	32,602	—

Operating income	28,200	30,841	2,641
Interest income	6,883	7,097	214
Interest expense	(16,662)	(16,662)	—
Write off of deferred financing fees	(317)	(317)	—

Income before income taxes, minority interest, equity in income (loss) of affiliate, and discontinued operations	18,104	20,959	2,855
Provision for income taxes	7,984	9,124	1,140
Minority interest	—	(547)	(547)
Equity in income (loss) of affiliate	1,248	(239)	(1,487)

Income from continuing operations	11,368	11,049	(319)
Income from discontinued operations, net of tax provision of $219	510	510	—

Net income	$11,878	$11,559	$(319)

Income per common share:
Basic:
Income from continuing operations	$1.21	$1.18	$(0.03)
Income from discontinued operations	0.06	0.06	0.00

Net income per share-basic	$1.27	$1.24	$(0.03)

Diluted:
Income from continuing operations	$1.18	$1.14	$(0.04)
Income from discontinued operations	0.05	0.05	0.00

Net income per share-diluted	$1.23	$1.19	$(0.04)

During the second quarter of 2005, the Company corrected $0.4 million in errors related to income taxes and depreciation expense that related to prior periods. The Company’s management does not believe the adjustment is material to its trend of earnings for the periods affected, or that it will be material to its 2005 net income.

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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FAS No. 123 that requires companies to recognize compensation cost for share-based payments made to employees equal to the fair value of the share-based payments on the date of grant. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123(R). In accordance with the new rule, the accounting provisions of FAS 123(R) will be effective for the Company in fiscal year 2006. The impact of adoption of FAS 123(R) on the Company cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the Company would have recognized additional expense related to share-based payments, and the Company expects to recognize additional expense in the future related to such payments, when it does adopt FAS 123(R). FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is expected to reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options). The amount of operating cash flows recognized for such excess tax deductions were $0.5 million, and $0.6 million for the thirty-nine weeks ended October 2, 2005 and September 26, 2004, respectively.
If compensation cost for these plans had been determined based on the fair value at the date of grant in accordance with FAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income:
As reported	$443	$5,635	$7,813	$11,559
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(67)	(153)	(333)	(522)

Pro forma net income	$376	$5,482	$7,480	$11,037

Basic earnings per share:
As reported	$0.05	$0.60	$0.82	$1.24

Pro forma	$0.04	$0.58	$0.78	$1.18

Diluted earnings per share:
As reported	$0.04	$0.58	$0.78	$1.19

Pro forma	$0.04	$0.57	$0.75	$1.14

For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Stock options granted during the
	Thirteen and Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004
Expected volatility factor	39%	48%
Approximate risk free interest rate	4.0%	3.2%
Expected lives	3.3 years	4.7 years

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
In New Zealand, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the termination of the Company’s contract for the management and operation of the Auckland Central Remand Prison (“Auckland”). The Company has operated this facility since July 2000. The Company ceased operating the facility upon the expiration of the contract on July 13, 2005. During the thirty-nine weeks ended October 2, 2005, the contract with Auckland represented approximately 1.6% of the Company’s consolidated revenue. The Company does not expect the non renewal of the contract to have a significant impact on its financial condition, cash flows or results of operations.
In accordance with the provisions related to discontinued operations specified within FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited consolidated financial statements and notes thereto reflect the operations of DIMIA and Auckland, both of which are included within the correction and detention facilities segment, as discontinued operations in all periods presented. The following are the revenues related to DIMIA and Auckland for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues – DIMIA	$—	$28	$22	$5,855
Revenues – Auckland	$132	$3,838	$7,258	$10,569
5. COMPREHENSIVE INCOME
     The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income	$443	$5,635	$7,813	$11,559
Change in foreign currency translation, net of income tax benefit (expense) of $219, $(184), $1,405 and $1,208, respectively	(343)	218	(2,393)	(1,573)
Minimum pension liability adjustment, net of income tax benefit (expense) of $2, $(265), $(12) and $(44), respectively	(5)	313	18	59
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $(280), $203, $(515) and $(1,414), respectively	640	(239)	1,177	1,777

Comprehensive income	$735	$5,927	$6,615	$11,822

6. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income	$443	$5,635	$7,813	$11,559
Basic earnings per share:
Weighted average shares outstanding	9,584	9,382	9,553	9,352

Per share amount	$0.05	$0.60	$0.82	$1.24

Diluted earnings per share:
Weighted average shares outstanding	9,584	9,382	9,553	9,352
Effect of dilutive securities:
Employee and director stock options	422	288	444	369

Weighted average shares assuming dilution	10,006	9,670	9,997	9,721

Per share amount	$0.04	$0.58	$0.78	$1.19

Thirteen Weeks
Of 1,472,270 options outstanding during the thirteen weeks ended October 2, 2005, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and an expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,647,822 options outstanding during the thirteen weeks ended September 26, 2004, options to purchase 379,847 shares of the Company’s common stock, with exercise prices ranging from $20.25 to $26.88 per share expiration dates between 2006 and 2014, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Thirty-nine Weeks
Of 1,472,270 options outstanding during the thirty-nine weeks ended October 2, 2005, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and an expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,647,822 options outstanding during the thirty-nine weeks ended September 26, 2004, options to purchase 374,847 shares of the Company’s common stock, with exercise prices ranging from $21.50 to $26.88 per share and expiration dates between 2006 and 2014, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
7. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at October 2, 2005 and January 2, 2005 (in thousands):

	Useful
	Life	October 2, 2005	January 2, 2005
	(Years)
Land	—	$7,398	$4,399
Buildings and improvements	4 to 40	165,508	173,013
Leasehold improvements	1 to 15	42,851	40,866
Equipment	3 to 7	28,712	23,443
Furniture and fixtures	3 to 7	4,220	3,989

		$248,689	$245,710
Less accumulated depreciation and amortization		(55,187)	(49,145)

		$193,502	$196,565

8. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s debt consisted of the following (in thousands):

	October 2, 2005	January 2, 2005
Senior Credit Facility:
Term Loan	$75,000	$51,521
Senior 8 1/4% Notes:
Notes Due in 2013	150,000	150,000
Discount on Notes	(3,820)	(4,063)
Swap on Notes	(659)	746

Total Senior 8 1/4% Notes	145,521	146,683
Non Recourse Debt	42,321	44,683

Total Debt	262,842	242,887

Current Portion of Debt	(2,576)	(13,736)
Non-Current Portion of Non Recourse Debt	(40,495)	(42,953)

Long Term Debt	$219,771	$186,198

The Senior Credit Facility
On September 14, 2005, the Company amended its senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, (“LIBOR”) plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. The Company plans to use the borrowings under the Senior Credit

Facility to fund general corporate purposes and to finance the proposed acquisition of Correctional Services Corporation (“CSC”) for approximately $62 million plus transaction-related costs. Of the $75 million term-loan, $30.6 million has been placed in an escrow account for use in connection with the completion of the CSC acquisition. The acquisition of CSC closed in the fourth quarter of 2005. See Note 14, Subsequent Events, for further discussion. As of October 2, 2005, the Company had borrowings of $75.0 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $33.4 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.
Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.50% to 1.25% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of October 2, 2005, there were no borrowings outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00% or at the base rate plus 1.00%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 0.75% to 1.00%, or at LIBOR plus a spread, varying from 1.75% to 2.00% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.00%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.00% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.00% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.00% in excess of the rate then applicable to base rate loans.
At October 2, 2005 the Company also had outstanding eleven letters of guarantee totaling approximately $6.7 million under separate international facilities. Amounts outstanding under the letters of guarantee reduce the amounts available for borrowing by the Company under the Revolving Credit Facility.
Senior 8 1/4% Notes
To facilitate the Company’s purchase in July 2003 of the 12 million share majority interest held in the Company by Group 4 Falck, the Company’s former parent company, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”). The Notes are general, unsecured, senior obligations of the Company. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, the Company may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that impose significant operating and financial restrictions on the Company, including covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.
Non-Recourse debt
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $42.3 million and $44.7 million at October 2, 2005 and January 2, 2005, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at October 2, 2005, was approximately $3.8 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in the Company’s non recourse debt.
Guarantees
In connection with the creation of South Africa Custodial Services Pty. Limited (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.5 million to the senior lenders of SACS through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of its Senior Credit Facility.
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
In connection with a design, build, and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity through 2021. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. The Company has a liability of $0.6 million and $0.5 million related to this exposure as of October 2, 2005 and January 2, 2005. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet. The Company does not currently operate or manage this facility.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of October 2, 2005 and January 2, 2005 the fair value of the swaps totaled approximately $(0.7) million and $0.7 million, respectively, and is included in other non-current liabilities and other non-current assets, respectively, and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the nine months ended October 2, 2005.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of October 2, 2005 and January 2, 2005 was approximately $0.8 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the periods presented in this Form 10-Q. The Company does not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
9. COMMITMENTS AND CONTINGENCIES
During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with Correctional Properties Trust, (“CPV”) through January 2010. During Third Quarter 2005, the Company determined the alternative uses being pursued were no longer probable and as a result revised its estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010 for a total reserve of $8.6 million. However, the Company will continue its effort to reactivate the facility.
The Company owns the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan (the “Michigan Facility”). The Company operated this facility since 1999 pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, the Company, as lessor, leases the facility to the State, as lessee, under a lease with an initial term of 20 years followed by two 5-year options. During the thirty-nine weeks ended October 2, 2005, the management contract and the lease with the State represented approximately 3.0% of the Company’s consolidated revenues. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the Michigan Facility. As a result of the closure of the Michigan Facility, the Company’s management contract with the DOC to operate the Michigan Facility has been terminated. The Michigan Facility’s operations were funded through October 14, 2005, when all inmates were transferred from the Michigan Facility to other prisons in the State of Michigan. On October 3, 2005, the Michigan Department of Management & Budget provided a 60 day lease cancellation notice to the Company. The Company believes that the Governor does not have the authority to unilaterally terminate the Michigan Facility lease and is preparing to defend its position. The Company has filed a lawsuit against the State to enforce its rights under the lease. The Village of Baldwin and Webber Township have joined GEO in the lawsuit. The Company has reviewed the Michigan Facility for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined the facility is not impaired. In the event litigation is not settled favorably to the Company or as circumstances change, the Company will reevaluate the Michigan Facility for impairment.
The Company manages the 700 bed Western Region Detention Facility in San Diego, California under a contract with the US Marshals Service. The facility has been experiencing significant downward pressure on its population count. The contract for the facility was set to expire on July 18, 2005. The Company recently received an interim extension through January 5, 2006, during which time the Company will negotiate with the Office of Federal Detention Trustee (“OFDT”) under a sole source contract pursuant to a determination by the OFDT that the Company is the only party capable of providing a 700 bed secure facility within the boundaries of San Diego County. There can be no assurance the Company will successfully negotiate a renewal of this management contract or that, even if a renewal is negotiated, that population at the facility will recover to previous levels. The Company leases the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.
The Company operates the 1918-bed Lawton Correctional Facility in Lawton Oklahoma and leases the facility under a ten year non-cancelable operating lease from Correctional Properties Trust (CPV). The Company completed the construction of a 300-bed expansion to the original 1,618 bed facility in 1999 and capitalized the expansion as a leasehold improvement. On May 27, 2005 the Company entered into an amended lease agreement with CPV which includes the purchase by CPV of the 300 bed expansion for $3.5 million and an additional 600-bed expansion for $25.0 million. The Company recognized a $1.0 million gain on the sale of the existing 300-bed expansion which will be deferred and amortized over the new lease term. The Company accounts for the construction of the new 600-bed expansion in accordance with EITF 97-10 “The Effect of Lessee Involvement in Asset Construction” and capitalize the construction costs through the completion of construction. On October 2, 2005, the Company had capitalized $1.2 million of construction costs. The Company expects the construction of the new 600-bed expansion to be completed sometime during the fourth quarter 2006, after which time a new ten year non-cancelable operating lease with CPV for the entire Lawton Correctional Facility will become effective.
Legal
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that the Company’s Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, the Company received additional correspondence indicating that the insurance provider still intends to pursue the claim against the Company’s Australian subsidiary. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend its rights with respect to this matter. While the insurance provider has not quantified its damage claim and the outcome of this matter cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. Management has accrued a reserve related to the claim based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of its legal counsel.
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
10. SEGMENT OPERATIONS
Operating and Reporting Segments
     The Company operates in one industry segment encompassing the management of privatized correction and detention facilities located in the United States, Australia, South Africa and the United Kingdom. The segment information presented in the prior periods has been reclassified to conform to the current presentation.
     Segment information is presented below (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues:
Correction and detention facilities	$138,676	$133,326	$416,733	$400,231
Other	10,781	14,871	37,768	37,600

Total revenues	$149,457	$148,197	$454,501	$437,831

Depreciation and amortization:
Correction and detention facilities	$3,537	$3,521	$10,711	$10,045
Other	135	145	414	420

Total depreciation and amortization	$3,672	$3,666	$11,125	$10,465

Operating income:
Correction and detention facilities	$5,668	$13,429	$21,249	$30,600
Other	(135)	143	(698)	241

Total operating income	$5,533	$13,572	$20,551	$30,841

	October 2, 2005	January 2, 2005
Segment assets:
Correction and detention facilities	$343,539	$343,528
Other	16,523	18,017

Total segment assets	$360,062	$361,545

	October 2, 2005	January 2, 2005
Asset reconciliation:
Total segment assets	$343,539	$343,528
Cash	97,430	91,982
Short term investments	—	10,000
Deferred income tax – current	12,105	12,891
Restricted cash	34,428	3,908
Other	16,523	18,017

Total assets	$504,025	$480,326

Other primarily consists of revenues and operating expenses associated with the Company’s mental health and construction businesses.
Segment operating expenses were impacted by reductions in the Company’s reserves for general liability, auto liability, and workers compensation insurance of $3.4 million and $4.2 million in the third quarters of 2005 and 2004, respectively. Additionally, 2005 segment operating expenses reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010.
The reductions in insurance reserves were the result of revised actuarial projections related to loss estimates for the initial three years of the Company’s insurance program which was established on October 2, 2002. Prior to October 2, 2002, the insurance coverage was provided through an insurance program established by TWC, the Company’s former parent company. The Company experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, the Company made significant operational changes and began to aggressively manage risk in a proactive manner. These changes have resulted in improved claims experience and loss development. As a result of improving loss trends, the Company’s independent actuary reduced its expected losses for claims arising since October 2, 2002 during the annual actuarial review process occurring during the third quarter of both 2005 and 2004. The Company has adjusted its reserve at October 2, 2005 to reflect the actuary’s expected loss.

Pre-Tax Income Reconciliation	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Total operating income from segment	$5,668	$13,429	$21,249	$30,600
Unallocated amounts:
Net interest expense	(3,104)	(2,973)	(9,206)	(9,565)
Write off of deferred financing fees from extinguishment of debt	(1,233)	—	(1,360)	(317)
Other	(135)	143	(698)	241

Income before income taxes, equity in earnings of affiliates, Discontinued operations and minority interest	$1,196	$10,599	$9,985	$20,959

Sources of Revenue
The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of mental health hospitals and from the construction and expansion of new and existing correctional, detention and mental health facilities. All of the Company’s revenue is generated from external customers.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues:
Correction and detention facilities	$138,676	$133,326	$416,733	$400,231
Mental health	10,638	9,596	30,627	28,692
Construction	143	5,275	7,141	8,908

Total revenues	$149,457	$148,197	$454,501	$437,831

Geographic Information
The Company’s international operations are conducted through the Company’s wholly owned Australian subsidiaries, and one of the Company’s joint ventures in South Africa, SACM. Through the Company’s wholly owned subsidiary, GEO Group Australia Pty. Limited, the Company currently manages four correctional facilities, and one police custody center. Through the Company’s joint venture SACM, the Company currently manages one facility.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues:
U.S. operations	$124,987	$126,699	$380,123	$372,816
Australian operations	20,614	17,742	62,718	54,171
South African operations	3,856	3,756	11,660	10,844

Total revenues	$149,457	$148,197	$454,501	$437,831

	October 2, 2005	January 2, 2005
Long-Lived Assets:
U.S. operations	$186,567	$189,355
Australian operations	6,531	6,916
South African operations	404	294

Total long-lived assets	$193,502	$196,565

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method. A summary of financial data for SACS is as follows (in thousands):

	Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004
Statement of Operations Data
Revenues	$24,764	$21,849
Operating income	8,822	6,843
Net income (loss)	255	(572)
Balance Sheet Data
Current assets	9,131	10,936
Noncurrent assets	63,581	62,856
Current liabilities	3,842	3,550
Non current liabilities	70,600	70,405
Shareholders’ equity (deficit)	(1,730)	(163)
SACS commenced operations in fiscal year 2002. Total equity in undistributed income (loss) for SACS before income taxes, for the thirteen weeks ended October 2, 2005 and September 26, 2004, was $0.5 million, and $(1.0) million, respectively.
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
The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Service cost	$109	$80	$327	$232
Interest cost	135	210	406	621
Amortization of unrecognized net actuarial loss	31	101	92	303
Amortization of prior service cost	234	270	702	810

Net periodic benefit cost	$509	$661	$1,527	$1,966

12. INCOME TAXES
The provision for income taxes for the Nine Months 2005 reflects a benefit of $1.7 million in the second quarter 2005 related to the American Jobs Creation Act of 2004 (“AJCA”). A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company’s effective tax rate exclusive of this one time benefit was approximately 37%.

The Company’s effective tax rate for the thirteen-weeks ended October 2, 2005, was approximately 51% as compared to an expected annual effective tax rate of approximately 37%. The higher effective tax rate for the quarter is primarily due to lower pretax income as a result of the Jena lease charge and the write-off of unamortized deferred financing fees. As a result, certain items which are not deducible for income tax purposes have a greater effect on the effective tax rate for the quarter.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, FASB issued FAS No. 154, “Accounting for Changes and Error Corrections”. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS No. 154 to have a material effect on the Company’s consolidated financial position or results of operations.
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
14. SUBSEQUENT EVENTS
     Correctional Services Corporation Acquisition
On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (CSC), a Florida -based provider of privatized jail, community corrections and alternative sentencing services. The acquisition was completed through the merger (the “Merger”) of CSC into GEO Acquisition, Inc., a wholly owned subsidiary of the Company. Under the terms of the Merger, the Company acquired for cash, 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share or approximately $62.0 million. As a result of the Merger, GEO will become responsible for supervising the operation of the sixteen adult correctional and detention facilities, totalling 7,500 beds, formerly run by CSC. Immediately following the purchase of CSC, the Company sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum.
     Assets Held For Sale
Management has been granted approval from the Company’s board of directors and has committed to a plan to sell a 72 bed private mental health hospital which it owns and operates. It is management’s intent to sell this property in its present condition as soon as possible at an acceptable price within a year from the date of approval. The Company expects the sales price to exceed the carrying value of $9.2 million at October 2, 2005 and costs to sell.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and our earnings press release dated November 10, 2005 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to successfully integrate the operations of Correctional Services Corporation, or CSC, which we acquired on November 4, 2005;

•	our ability to successfully litigate and prevent the cancellation of the lease agreement with the State of Michigan for the Michigan Youth Correctional Facility;

•	our ability to renew the operating contract for the Western Region Detention Facility on favorable terms and acceptable population levels;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, New Zealand and South Africa, or other countries in which we may choose to conduct our business;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to renew our management contracts upon their expiration at profitability rates at or above historical levels;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us;

•	our ability to identify other acquisition targets and to successfully complete and integrate the operations of such targets; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in our annual report on Form 10-K/A, our Form 10-Qs and our Form 8-Ks filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.
FINANCIAL CONDITION
Reference is made to Part II, Item 7 of our annual report on Form 10-K/A for the fiscal year ended January 2, 2005, filed with the SEC on August 17, 2005, for further discussion and analysis of information pertaining to our results of operations, liquidity and capital resources.
CRITICAL ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note 1 to our financial statements on Form 10-K/A for the year ended January 2, 2005. A summary of certain of these policies is provided below.
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
Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by us to Correctional Properties Trust (“CPV”), a Maryland real estate investment trust. We lease these properties back from CPV under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.
We extend credit to the governmental agencies we contract with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, we regularly review outstanding receivables, and provide estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We also perform ongoing credit evaluations of customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations.
RESERVES FOR INSURANCE LOSSES
As of October 2, 2005, we had $20.3 million in accrued liabilities for employee health, workers’ compensation, general liability and automobile insurance claims. We are significantly self-insured for employee health, workers’ compensation, general liability and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We have consistently accrued the estimated liability for employee health insurance claims based on our history of claims experience and the time lag between the incident date and the date the cost is paid by us. We have accrued the estimated liability for workers’ compensation, general liability and automobile insurance claims based on a third-party actuarial valuation of the outstanding liabilities. These estimates could change in the future. It is possible that future cash flows and results of operations could be materially affected by changes in our assumptions, new developments, or by the effectiveness of our strategies to manage these costs.
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
On November 19, 2004, a technical correction bill, the Tax Technical Corrections Act of 2004, was introduced in the House of Representatives to clarify key elements of the AJCA. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to the AJCA. On May 10, 2005, the Treasury Department and the IRS released Notice 2005-38 which clarified certain unintended errors in the original legislation. Since this Notice is tantamount to a change in law we recognized an additional tax benefit of $1.7 million in the second quarter of 2005.
PROPERTY AND EQUIPMENT
As of October 2, 2005, we had approximately $193.5 million in long-lived property and equipment, net. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 4 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Improvements to facilities which are not owned or leased, that are managed only, are expensed over the shorter of the useful life or the remaining term of the management contract. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. We have two contracts in Australia which require the replacement of certain identified client owned assets during the term of the contract. We accrue for the replacement of these assets ratably prior to the planned replacement date.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended October 2, 2005. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
During the fourth quarter of 2005, our board of directors granted approval and committed to a plan to sell a 72 bed mental health hospital. It is our intention to sell this property in its present condition as soon as possible at an acceptable price within a year from the date of approval.
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
COMMITMENTS AND CONTINGENCIES
During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility with Correctional Properties Trust, (“CPV”) through January 2010. During Third Quarter 2005, the Company determined the alternative uses being pursued were no longer probable and as a result revised our estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010, for a total reserve of $8.6 million. However, we will continue our efforts to reactivate the facility.
We own the 480-bed Michigan Youth Correctional Facility in Baldwin, Michigan (the “Michigan Facility”), which we have operated since 1999 pursuant to a management contract with the Michigan Department of Corrections (“DOC”). Separately, we, as lessor, lease the facility to the State, as lessee, under a lease with an initial term of 20 years followed by two 5-year options. During the quarter ended October 2, 2005, the management contract and the lease with the State represented approximately 3.0% of our consolidated revenues. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the Michigan Facility. As a result of the closure of the Michigan Facility, our management contract with the DOC to operate the Michigan Facility has been terminated. The operations of the Michigan Facility were funded through October 14, 2005, when all inmates were transferred from the Michigan Facility to other prisons in the State of Michigan. On October 3, 2005, the Michigan Department of Management & Budget provided a 60 day lease cancellation notice to us. We believe that the Governor does not have the authority to unilaterally terminate the Michigan Facility lease and we are preparing to defend our position. We have filed a lawsuit against the State to enforce our rights under the lease. The Village of Baldwin and Webber Township have joined us in the lawsuit. We have reviewed the Michigan Facility for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined the facility is not impaired. In the event litigation is not settled favorably to us or as circumstances change, we will reevaluate the Michigan Facility for impairment.
We manage the 700 bed Western Region Detention Facility in San Diego, California under contract with the US Marshals Service. The facility has been experiencing significant downward pressure on its population count. The contract for the facility was set to expire on July 18, 2005. We recently received an interim extension through January 5, 2006, during which time we will negotiate with the Office of Federal Detention Trustee (“OFDT”) under a sole source contract pursuant to a determination by the OFDT that we are the only party capable of providing a 700 bed secure facility within the boundaries of San Diego County. There can be no assurance we will successfully negotiate a renewal of this management contract or that, even if a renewal is negotiated, that population at the facility will recover to previous levels. We lease the Western Region Detention Facility from San Diego County under an operating lease set to expire in 10 years (2015). The current annual lease expense related to the facility is $2.0 million, with annual CPI adjustments.
We operate the 1918-bed Lawton Correctional Facility in Lawton Oklahoma and lease the facility under a ten year non-cancelable operating lease from Correctional Properties Trust (CPV). We completed the construction of a 300-bed expansion to the original 1618 bed facility in 1999 and capitalized the expansion as a leasehold improvement. On May 27, 2005 we entered into an amended lease agreement with CPV which includes the purchase of the 300 bed expansion for $3.5 million and an additional 600-bed expansion for $23.0 million. We recognized a $1.0 million gain on the sale of the existing 300-bed expansion which will be deferred and amortized over the new lease term. We will account for the construction of the new 600-bed expansion in accordance with EITF 97-10 “The Effect of Lessee Involvement in Asset Construction” and capitalize the construction costs through the completion of construction. We expect the construction of the new 600-bed expansion to be completed sometime during the fourth quarter 2006, after which time a new ten year non-cancelable operating lease with CPV for the entire Lawton Correctional Facility will become effective.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.
General
We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health facilities in the United States, Australia, South Africa. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health management services involve improving the quality of care, innovative programming and active patient treatment. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
As of October 2, 2005, we operated a total of 44 correctional, detention and mental health facilities and had over 35,129 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 99.9% for the thirty nine weeks ended October 2, 2005.
We derive substantially all of our revenues from providing adult corrections and detention and mental health services outsourced by federal, state and local government agencies in the United States, Australia and South Africa. Revenues can fluctuate from period to period due to changes in government funding policies, changes in the number of clients referred to our facilities by governmental agencies, the opening of new facilities or the expansion of existing facilities and the termination of contracts for a facility or the closure of a facility.
Factors considered in determining billing rates to charge include: (1) the programs specified by the contract and the related staffing levels, (2) wage levels customary in the respective geographic areas, (3) whether the proposed facility is to be leased or purchased and (4) the anticipated average occupancy levels that could reasonably be maintained.

We have historically experienced higher operating margins in our owned or leased facilities as compared to facilities which we manage only. Additionally, our operating margins can vary from facility to facility based on the level of competition for the contract award, the proposed length of the contract, the occupancy levels for a facility, the level of capital commitment required with respect to a facility, the anticipated changes in operating costs over the term of the contract, and our ability to increase a facility’s contract revenue. We have experienced and expect to continue to experience interim period operating margin fluctuations due to higher payroll taxes in the first half of the year, and salary and wage increases and insurance cost increases that are incurred prior to certain contract rate increases. Moreover, many of the governmental agencies with whom we contract are experiencing budget pressures and may approach us to limit or reduce per diem rates. Decreases in, or the lack of anticipated increases in, per diem rates could adversely impact our operating margin. Additionally, a decrease in per diem rates without a corresponding decrease in operating expenses could also adversely affect our operating margin.
A majority of our facility operating costs consists of fixed costs. These fixed costs include lease and rental expense, insurance, utilities and depreciation. As a result, when we commence operation of new or expanded facilities, fixed operating costs increase. The amount of our variable operating costs, including food, medical services, supplies and clothing, depend on occupancy levels at the facilities we operate. Our largest single operating cost, facility payroll expense and related employment taxes and expenses, has both a fixed and a variable component. We can adjust a facility’s staffing levels and the related payroll expense to a certain extent based on occupancy at a facility and contractual requirements. However, a minimum fixed number of employees is required to operate and maintain any facility regardless of occupancy levels. Personnel costs are subject to increases in tightening labor markets based on local economic and other conditions.
The discussion of our operating results from continuing operations below excludes the results of our discontinued operations resulting from the termination of our management contracts with the Department of Immigration, Multicultural and Indigenous Affairs (“DIMIA”) and Auckland for all periods presented. Through our Australian subsidiary, we had a contract with the DIMIA for the management and operation of Australia’s immigration centers. The contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. Through our Australian subsidiary, we had a contract for the management and operations of the Auckland Central Remand Prison. The contract was not renewed and we ceased operating the facility effective July 13, 2005.
Comparison of Thirteen Weeks Ended October 2, 2005 and Thirteen Weeks Ended September 26, 2004
Segment Revenues and Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$138,676	92.8%	$133,326	90.0%	$5,350	4.0%
Other	10,781	7.2%	14,871	10.0%	(4,090)	(27.5)%

Total	$149,457	100.0%	$148,197	100.0%	$1,260	0.9%

The increase in revenues in the thirteen weeks ended October 2, 2005 (“Third Quarter 2005”) compared to the thirteen weeks ended September 26, 2004 (“Third Quarter 2004”) is primarily attributable to the following three items; (i) Australian and South African revenues increased approximately $2.9 million and $0.1 million, respectively. In 2005, the strengthening of the Australian dollar and South African Rand accounted for $1.2 million of the increase, while higher occupancy rates and contractual adjustments for inflation accounted for the remaining $1.8 million increase; (ii) revenues increased $4.4 million in Third Quarter 2005 as a result of the Reeves County Detention Complex being operational for the entire period, and the increased population at South Bay following the completion of construction; and (iii) domestic revenues also increased due to more compensated resident days, contractual adjustments for inflation, and improved terms negotiated into a number of contracts. These increases offset a $3.3 million decline in revenues due to significantly reduced population levels at the Western Region Detention Facility in San Diego, California, which may continue. We can provide no assurances as to whether or when the population count at the San Diego facility will improve.

The total number of compensated resident days in domestic facilities increased to 2.7 million in Third Quarter 2005 from 2.6 million in Third Quarter 2004. Compensated resident days in Australian and South African facilities during Third Quarter 2005 remained consistent at 0.5 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated resident days. The average occupancy in our domestic, Australian and South African facilities combined was 98.9% of capacity in Third Quarter 2005 compared to 98.6% in Third Quarter 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$117,562	78.7%	$105,747	71.4%	$11,815	11.2%
Other	10,971	7.3%	14,583	9.8%	(3,612)	(24.8)%

Total	$128,533	86.0%	$120,330	81.2%	$8,203	6.8%

Operating expenses consist of those expenses incurred in the operation and management of our correctional and detention facilities. The increase in total operating expenses reflects the expenses associated with the operation of the Reeves County Detention Complex, the reopening of the McFarland CCF State Correctional Facility, and increases in wages and employee healthcare costs.
Third Quarter 2005 operating expenses were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. This favorable reduction was largely offset by higher than anticipated employee health insurance costs of approximately $1.7 million, transition expenses of approximately $0.8 million associated with our Queens New York Facility and adjustments of approximately $0.4 million to insurance reserves in our Australian operations. Additionally, Third Quarter 2005 operating expenses reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010.
The $3.4 million reduction in insurance reserves was the result of revised actuarial projections related to loss estimates for the initial three years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have adjusted our reserve at October 2, 2005 to reflect the actuary’s expected loss. There can be no assurance that our improved claims experience and loss developments will continue. Third Quarter 2004 operating expenses reflect a $4.2 million reduction in insurance reserves.
During 2005, we have experienced adverse development in our employee health program. Since we are self-insured for employee healthcare, this adverse development has resulted in additional claims expense and increased reserve requirements. During the Third Quarter 2005, we completed a review of our employee health program and made adjustments to the plan to reduce future costs. The revised plan is effective November 1, 2005. There can be no assurance that these modifications will improve our claims experience.
Our contract with the Department of Homeland Security Bureau of Immigration and Customs Enforcement (“ICE”) for the management of the 200-bed Queens Private Correctional Facility (“the Queens Facility”) in Queens New York expired on June 30, 2005. The contract with ICE was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO will manage and operate the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period beginning July 1, 2005 and ending June 30, 2006. We incurred approximately $0.8 million in transition and start-up expense during the idle period from June 30, 2005 through intake of inmates on August 5, 2005 and the subsequent ramp up in occupancy. On October 2, 2005, the facility was at full occupancy.
Other Revenues and Operating Expenses
Other primarily consists of revenues and related operating expenses associated with our mental health business and construction business. The decrease in Third Quarter 2005 is primarily the result of completing the expansion of the South Bay Facility, one of the facilities that we manage, in the second quarter 2005. Third Quarter 2004 construction revenue related to the expansion of the South Bay Facility was $5.3 million and was negligible in the Third Quarter 2005.

Other Unallocated Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$11,719	7.8%	$10,629	7.2%	$1,090	10.3%
     General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative costs primarily relates to increases in business development costs, professional fees and travel costs.
Non Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$2,196	1.5%	$2,194	1.5%	$2	0.1%
Interest Expense	$5,300	3.5%	$5,167	3.5%	$133	2.6%
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
The increase in interest expense is primarily attributable to increased interest rates impacting our variable interest rate senior secured credit facility within the United States economy during Third Quarter 2005 as compared to Third Quarter 2004.
Costs Associated with Debt Refinancing
     Deferred financing fees of $1.2 million were written off in Third Quarter 2005 in connection with the $40.3 million payment related to the term loan portion of the Senior Credit Facility. The payment was related to the refinancing of the Senior Credit Facility and the acquisition of CSC. No deferred financing fees were written off in Third Quarter 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$608	0.4%	$4,847	3.3%	$(4,239)	(87.5)%
Our effective tax rate for the Third Quarter 2005, was approximately 51% as compared to an expected annual rate of approximately 37%. The quarterly effective tax rate is primarily due to lower pretax income as a result of the Jena lease charge and the write-off of unamortized deferred financing fees. As a result, certain items which are not deducible for income tax purposes have a greater effect on the effective tax rate for the quarter.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Discontinued Operations	$(99)	(0.1)%	$82	0.1%	$(181)	(220.7)%
Through our Australian subsidiary, we previously had a contract with DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities did not generate any revenue during Third Quarter 2005 and Third Quarter 2004. The income in Third Quarter 2005 relates to a decrease in certain reserves.
Additionally, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the contract for the management and operation of the Auckland Central Remand Prison (“Auckland”) expiring at the end of the contract term. We have operated this facility since July 2000. We ceased operating the facility on July 13, 2005. We do not expect the non renewal of the contract to have a significant impact on our financial condition, cash flows or results of operations.

Comparison of Thirty-nine Weeks Ended October 2, 2005 and Thirty-nine Weeks Ended September 26, 2004
Segment Revenues and Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$416,733	91.7%	$400,231	91.4%	$16,502	4.1%
Other	37,768	8.3%	37,600	8.6%	168	0.4%

Total	$454,501	100.0%	$437,831	100.0%	$16,670	3.8%

The increase in revenues in the thirty-nine weeks ended October 2, 2005 (“Nine Months 2005”) compared to the thirty-nine weeks ended September 26, 2004 (“Nine Months 2004”) is primarily attributable to the following three items; (i) Australian and South African revenues increased approximately $8.5 million and $0.8 million, respectively. The strengthening of the Australian dollar and South African Rand accounted for $3.3 million of the increase, while higher occupancy rates and contractual adjustments for inflation accounted for the remaining $6.0 million increase; (ii) revenues increased $9.6 million in Nine Months 2005 as a result of Reeves County Detention Complex being operational for the entire period, and the increased population at South Bay following the completion of construction; and (iii) domestic revenues also increased due to more compensated resident days, contractual adjustments for inflation, and improved terms negotiated into a number of contracts. These increases offset a $9.2 million decline in revenues due to significantly reduced population levels at the Western Region Detention Facility in San Diego, California, which may continue. We can provide no assurances as to whether or when the population count at the San Diego facility will improve.
The total number of compensated resident days in domestic facilities increased to 8.0 million in Nine Months 2005 from 7.6 million in Nine Months 2004. Compensated resident days in Australian and South African facilities during Nine Months 2005 remained consistent at 1.6 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking capacity as a percentage of compensated resident days. The average occupancy in our domestic, Australian and South African facilities combined was 99.9% of capacity in Nine Months 2005 compared to 100.8% in Nine Months 2004.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$348,790	76.8%	$326,983	74.7%	$21,807	6.7%
Other	38,242	8.4%	36,940	8.4%	1,302	3.5%

Total	$387,032	85.2%	$363,923	83.1%	$23,109	6.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional and detention facilities. The increase in total operating expenses reflects the expenses associated with the operation of the Reeves County Detention Complex, the reopening of the McFarland CCF State Correctional Facility, and increases in wages and employee healthcare costs.
Operating expenses for the thirty-nine weeks ended October 2, 2005 were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. This favorable reduction was largely offset by higher than anticipated employee health insurance costs of approximately $1.7 million, transition expenses of approximately $0.8 million associated with our Queens, New York Facility and adjustments of approximately $0.4 million to insurance reserves in our Australian operations. Additionally, 2005 operating expenses reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Comparison of the Thirteen Weeks Ended October 2, 2005 and Thirteen Weeks Ended September 26, 2004, page 24.
Other Revenues and Operating Expenses
Other primarily consists of revenues and related operating expenses associated with our mental health business and construction business. The decrease in Nine Months 2005 is primarily the result of completing the expansion of the South Bay Facility, one of the facilities that we manage, in the second quarter 2005. Construction revenue related to the expansion of the South Bay facility was $7.2 million and $15.3 million for Nine Months 2005 and Nine Months 2004, respectively.

Other Unallocated Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
General & Administrative Expenses	$35,793	7.9%	$32,602	7.4%	$3,191	9.8%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained at a consistent percentage of revenues in Nine Months 2005 compared to Nine Months 2004. The increase in general and administrative costs primarily relates to increases in business development expenses, professional fees and travel costs.
Non Operating Expenses

Non Operating Expenses	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$6,888	1.5%	$7,097	1.6%	$(209)	(2.9)%
Interest Expense	$16,094	3.5%	$16,662	3.8%	$(568)	(3.4)%
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
The increase in interest expense is primarily attributable to increased interest rates impacting our variable interest rate Senior Credit Facility within the United States economy during Nine Months 2005 as compared to Nine Months 2004.
Costs Associated with Debt Refinancing
Deferred financing fees of $1.4 million were written off in Nine Months 2005 in connection with $48.8 million in payments related to the term loan portion of the Senior Credit Facility. The payment was related to the refinancing of the Senior Credit Facility and the acquisition of CSC. Deferred financing fees of $0.3 million were written off in Nine Months 2004 in connection with the $43.0 million payment related to the term loan portion of the Senior Credit Facility.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Provision for Income Taxes	$1,942	0.4%	$9,124	2.1%	$(7,182)	(78.7)%
Our effective tax rate was approximately 37% as compared to an expected rate of approximately 39%. The reduction in our effective rate reflects a reclassification of franchise tax expense from provision for income taxes to operating expense. This reclassification lowers the effective tax rate; correspondingly, reported pre-tax income is also lower. As a result, there is no net impact on our reported net income.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Discontinued Operations	$511	0.1%	$510	0.1%	$1	0.2%
Through our Australian subsidiary, we previously had a contract with DIMIA, for the management and operation of Australia’s immigration centers. In 2003, the contract was not renewed, and effective February 29, 2004, we completed the transition of the contract and exited the management and operation of the DIMIA centers. These facilities generated total revenue of $0.0 million during Nine Months 2005 and $5.9 million during Nine Months 2004.
In New Zealand, also within our Australian subsidiary, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the contract for the management and operation of the Auckland Central Remand Prison (“Auckland”) expiring at the end of the contract term. We have operated this facility since July 2000. We ceased operating the facility on July 13, 2005. This facility generated total revenue of $7.3 million during Nine Months 2005 and $10.6 million during Nine Months 2004.
Liquidity and Capital Resources
Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $100.0 million revolving portion of our Senior Credit Facility. As of October 2, 2005 we had $66.6 million available for borrowing under the revolving portion of the Senior Credit Facility. Management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reaches the eligible retirement age of 55 in 2005. None of the executives have indicated their intent to retire. However, we have included the expected payments as “due in less than one year” because each executive became eligible to retire beginning in 2005 and retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
We financed the acquisition of CSC through the use of our senior credit facility as discussed below. In addition to funding the acquisition, we refinanced our $41 million term-loan and $50 million revolver to provide liquidity for general corporate purposes. We assumed $124 million in non-recourse debt of CSC.
Senior Credit Facility
On September 14, 2005, we amended our senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of Correctional Services Corporation (“CSC”) for approximately $62 million plus deal-related costs. Of the $75 million term-loan, $30.6 million was placed in an escrow account and was used to complete of the CSC acquisition. The acquisition of CSC closed on November 4, 2005. As of October 2, 2005, we had borrowings of $75.0 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $33.4 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.
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
Indebtedness under the Revolving Credit Facility bears interest at our option at the base rate plus a spread varying from 0.50% to 1.25% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of October 2, 2005, there were no borrowings currently outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00% or at the base rate plus 1.00%. The Term Loan Facility bears interest at our option at either the base rate plus a spread of 0.75% to 1.00%, or at LIBOR plus a spread, varying from 1.75% to 2.00% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.00%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.00% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.00% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.00% in excess of the rate then applicable to base rate loans.
The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.50 to 1.00 through December 30, 2006, which reduces thereafter in 0.50 increments to 3.00 to 1.00 for the period from December 31, 2006 through December 27, 2007 and thereafter; a senior secured leverage ratio equal to or less than 2.50 to 1.00; and a fixed charge coverage ratio equal to or less than 1.05 to 1.00 until December 20, 2006, and thereafter a ratio of 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $19.0 million in the aggregate during any fiscal year until 2009 and $24 million during each of the years 2010 and 2011, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year.
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
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, we amended the Senior Credit Facility and issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that impose significant operating and financial restrictions on us, including covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.
The covenants governing the Notes, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.
Non Recourse Debt
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $42.3 million and $44.7 million as of October 2, 2005 and January 2, 2005, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at October 2, 2005, was approximately $3.8 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South Africa Custodial Services Pty. Limited (“SACS”), we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.5 million to the senior lenders of SACS through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of its Senior Credit Facility.
We have also agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.2 million (the “Standby Facility”) to SACS for the purpose of financing the obligations under contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million or approximately $2.1 million commencing in 2017. We have a liability of $0.6 and $0.5 million related to this exposure as of October 2, 2005 and January 2, 2005. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
At October 2, 2005, we also had outstanding eleven letters of guarantee totaling approximately $6.7 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of October 2, 2005 and January 2, 2005 the fair value of the swaps totaled approximately $(0.7) million and $0.7 million, respectively, and is included in other non-current liabilities and other non-current assets in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the nine months ended October 2, 2005.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of October 2, 2005 and January 2, 2005 was approximately $0.8 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying unaudited consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the periods presented in this Form 10-Q. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
Cash Flows
Cash and cash equivalents as of October 2, 2005 were $97.4 million, an increase of $5.4 million from January 2, 2005.
Cash provided by operating activities of continuing operations amounted to $11.4 million in the Nine Months 2005 versus cash provided by operating activities of continuing operations of $20.5 million in the Nine Months 2004.
Cash used in investing activities amounted to $30.8 million in the Nine Months 2005 compared to cash provided by investing activities of $36.4 million in the Nine Months 2004. Nine Months 2005 primarily reflected a change in the restricted cash balance of $30.6 million due to the refinancing of the Senior Credit Facility and the acquisition of CSC.
Cash provided by financing activities in the Nine Months 2005 amounted to $24.4 million compared to cash used in financing activities of $46.3 million in the Nine Months 2004. Cash provided by financing activities in the Nine Months 2005 reflects the proceeds of funds from the refinanced Senior Credit Facility of $75 million, offsetting the $52.7 million in payments of debt during Nine Months 2005. Cash used in financing activities in the Nine Months 2004 reflect payments of $10.0 million on borrowings under the Revolver Credit Facility, $4.2 million in routine payments on debt, and a $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in Premier Custodial Group. The $10.0 proceeds from debt reflect borrowings under the Revolving Credit Facility in the Nine Months 2004.
Recent Accounting Developments
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS No. 154 to have a material effect on our consolidated financial position or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $75.0 million as of October 2, 2005, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.8 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at October 2, 2005, every 10 percent change in historical currency rates would have approximately a $1.3 million effect on our financial position and approximately a $0.7 million impact on our results of operations over the next fiscal year.
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
(b) Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to assess and remediate the material weaknesses our internal control over financial reporting identified in our Form 10-K/A for the year end January 2, 2005 filed on August 17, 2005 (the “ Form 10-K/A”). The Form 10-K/A provides additional details in Item 9A Management’s Report on Internal Controls Over Financial Reporting. The remediation steps identified in the Form 10-K/A consist of controls strengthening our review of the financial statement close process and our payroll vacation accrual. These controls are designed to specifically address the identified material weaknesses. Other than these changes, management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian governments’ insurance provider and did not specify the amount of damages being sought. In May 2005, we received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights with respect to this matter. While the insurance provider has not quantified its damage claim and the outcome of this matter cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on the our financial condition and results of operations and cash flows. We are uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. We have accrued a reserve related to the claim based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits —

31.1	SECTION 302 CEO Certification.
31.2	SECTION 302 CFO Certification.
32.1	SECTION 906 CEO Certification.
32.2	SECTION 906 CFO Certification.

(b) We filed the following Form 8-K during the quarter ended October 2, 2005
•	Item 1.02 on July 7, 2005.

•	Items 1.01 and 9.01, on July 19, 2005.

•	Items 2.02 and 9.01, on August 22, 2005.

•	Items 1.01, 2.03 and 9.01, on September 21, 2005.

•	Items 1.01 and 9.01, on September 22, 2005.

THE GEO GROUP, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.
Date: November 11, 2005	By:	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)