Form 10-K
period 2006-01-01
GEO GROUP INC
filed 2006-03-17
CIK 923796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006
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
      Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the 7,040,265 shares of common stock held by non-affiliates of the registrant as of July 1, 2005 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $26.20 per share) was approximately $184,454,943.
      As of March 13, 2006 the registrant had 9,701,814 shares of common stock outstanding.
      Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2006 annual meeting of shareholders are incorporated by reference into Part III of this report.

i

		Page

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	94
PART III
Items 10, 11, 12, 13 and 14		94
PART IV
Item 15.	Exhibits and Financial Statement Schedules	94
Signatures		97
Asset Purchase Agreement
Subsidiaries
Consent of Ernst & Young LLP
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

ii

PART I

Item 1.	Business
      As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.
General
      We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health residential treatment services involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
      On November 4, 2005, we completed the acquisition of Correctional Services Corporation, or CSC, a Florida-based provider of privatized jail, community corrections and alternative sentencing services. The acquisition was completed through the merger of CSC into GEO Acquisition, Inc., a wholly owned subsidiary of GEO, referred to as the Merger. Under the terms of the Merger, we acquired 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share, or approximately $62.1 million in cash. As a result of the Merger, we became responsible for supervising the operation of the sixteen adult correctional and detention facilities, totaling 8,037 beds, formerly run by CSC. Immediately following the purchase of CSC, we sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which will be paid in the form of a three-year promissory note accruing interest at a rate of 6% per annum.
      On January 1, 2006, the last day of our 2005 fiscal year, our mental health subsidiary Atlantic Shores Healthcare, Inc., or ASH, completed the sale of its 72 bed private mental health hospital which it had owned and operated since 1997, for approximately $11.5 million. We recognized a gain on the sale of this transaction of approximately $1.6 million. The accompanying consolidated financial statements and notes reflect the operations of the hospital as a discontinued operation.
      Our business was founded in 1984 as a division of The Wackenhut Corporation, or TWC, and was incorporated in the State of Florida in 1988. On May 8, 2002, TWC consummated a merger with a wholly-owned subsidiary of Group 4 Falck A/ S, referred to as Group 4 Falck. As a result of the merger, Group 4 Falck became the indirect beneficial owner of TWC’s 12 million share majority interest in GEO. On July 9, 2003, we purchased all 12 million shares of our common stock from Group 4 Falck. On November 25, 2003, our corporate name was changed from “Wackenhut Corrections Corporation” to “The GEO Group, Inc”.
      As of January 1, 2006, we operated a total of 56 correctional, detention and mental health facilities and had over 48,370 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 97.5% for the fiscal year ended January 1, 2006. For the fiscal year ended January 1, 2006, we had consolidated revenues of $612.9 million and consolidated operating income of $7.9 million.
      Additional information regarding significant events affecting us during the fiscal year ended January 1, 2006 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Operations
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
      Our mental health facilities residential services primarily involve the provision of acute mental health and related administrative services to mentally ill patients that have been placed under public sector supervision and care. At these mental health facilities, we employ psychiatrists, physicians, nurses, counselors, social workers and other trained personnel to deliver active psychiatric treatment which is designed to diagnose, treat and rehabilitate patients for community reintegration.
Quality of Operations
      We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 98.4% in fiscal year 2005. Approximately 72% of our 2005 U.S. corrections revenue was derived from ACA accredited facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for both of our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.
Marketing and Business Proposals
      Our primary potential customers are governmental agencies responsible for local, state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom. Other primary customers include state agencies in the U.S. responsible for mental health facilities, and other foreign governmental agencies.
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
      If the project meets our profile for new projects, we then will submit a written response to the request for proposal. We estimate that we typically spend between $100,000 and $200,000 when responding to a request for proposal. We have engaged and intend in the future to engage independent consultants to assist us in developing privatization opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing customers.
      Our state and local experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposals; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction of the facility, in the case of a new facility, or the management of the facility, in the case of an existing facility. If the facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and 24 months, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.
      Our federal experience has been that a period of approximately 60 to 90 days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between 12 and 18 months elapse between the submission of our response and the agency’s award for a contract; and that between four and 18 weeks elapse between the award of a contract and the commencement of construction of the facility, in the case of a new facility, or the management of the facility in the case of an existing facility. If the facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and 24 months, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between 10 and 28 months after the governmental agency’s award.
Facility Design, Construction and Finance
      We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of January 1, 2006, we had provided services for the design and construction of forty-three facilities and for the redesign and renovation of thirteen facilities.
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
      When designing a facility, our architects seek to utilize, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce cost overruns and construction delays and to reduce the number of correctional officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Our facility designs also maintain security because they increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.
Competitive Strengths

Regional Operating Structure
      We operate three regional U.S. offices and three international offices that provide administrative oversight and support to our correctional and detention facilities and allow us to maintain close relationships with our customers and suppliers. Each of our three regional U.S. offices is responsible for the facilities located within a defined geographic area. The regional offices perform regular internal audits of the facilities in order to ensure continued compliance with the underlying contracts, applicable accreditation standards, governmental regulations and our internal policies and procedures.

Long Term Relationships with High-Quality Government Customers
      We have developed long term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 18 years, the State of California for 16 years, the State of Texas for 16 years, various Australian state government entities for 13 years and the State of Florida for 10 years. These customers accounted for approximately 60.4% of our consolidated revenues for the fiscal year ended January 1, 2006. Our strong operating track record has enabled us to achieve a high renewal rate for contracts. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

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

Experienced, Proven Senior Management Team
      Our top three senior executives have over 48 years of combined industry experience, have worked together at our company for more than 13 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues have grown from $40.0 million in 1991 to $612.9 million in 2005. Our Chief Executive Officer, George C. Zoley, is one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational experience and expertise.
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

Expand Into Complementary Government-Outsourced Services
      We intend to capitalize on our long term relationships with governmental agencies to continue to grow our correctional, detention and mental health facilities management services and to become a preferred provider of complementary government-outsourced services. We believe that government outsourcing of currently internalized functions will increase largely as a result of the public sector’s desire to maintain quality service levels amid governmental budgetary constraints. Based on our expansion into the mental health residential treatment services sector, we believe that we are well positioned to continue to deliver higher quality services at lower costs in new areas of privatization.

Pursue International Growth Opportunities
      As a global international provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have operations in Australia, South Africa and Canada. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive. During the fourth quarter of 2004, we opened an office in the United Kingdom to vigorously pursue new business opportunities in England, Wales and Scotland. On March 6, 2006, we were awarded a contract to manage the operations of the 198 bed Campsfield House in Kidlington, United Kingdom. We expect to begin operations under this contract in the second quarter of 2006.

Facilities
      The following table summarizes certain information with respect to facilities that GEO (or a subsidiary or joint venture of GEO’s) operated under a management contract or had an award to manage as of January 1, 2006:

Facility Name	Design				Commencement		Renewal	Type of
& Location	Capacity	Customer	Facility Type	Security Level	of Current Term	Duration	Option	Ownership

Domestic Contracts
Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	September 2003	3 years	One, Two-year	Manage only
Arizona State Prison — Florence West Florence, AZ	750	ADOC	State DUI/RTC Correctional Facility	Minimum/ Medium	December 2002	10 years	Two, Five-year	Lease
Arizona State Prison — Florence Sex Offender Florence, AZ	1,000	ADOC	State Sex Offender Correctional Facility	Minimum/ Medium	N/A	10 years	Two, Five-year	Lease
Arizona State Prison — Phoenix West Phoenix, AZ	450	ADOC	State DUI/RTC Correctional Facility	Minimum/ Medium	July 2002	10 years	Two, Five-year	Lease
Aurora ICE Processing Center Aurora, CO	356	ICE	Federal Detention Facility	Minimum/ Medium	March 2003	1 year	Four, Six Month	Lease-CPV
Bill Clayton Detention Center Littlefield, TX	310	Littlefield, TX/ WDOC	Local/ State Correctional/ Detention Facility	Minimum/ Medium	January 2004	10 years	Two Five-year	Manage Only
Bridgeport Correctional Center Bridgeport, TX	520	TDCJ	State Correctional Facility	Minimum/ Medium	September 2005	3 year	Two, One-year	Manage only
Bronx Community Corrections Center Bronx, NY	130	BOP	Federal Halfway House	Minimum	April 2002	Two year	Three, One-year	Lease
Brooklyn Community Corrections Center Brooklyn, NY	174	BOP	Federal Halfway House	Minimum	February 2005	Two year	Three One-year	Lease
Broward Transition Center Deerfield Beach, FL	450	ICE/ Broward County	Federal & Local Detention Facility	Minimum	October 2003/ February 2003	1 year/ 1 year	Four, One-year/ Unlimited, One-Year	Lease-CPV
Central Texas Detention Facility San Antonio, TX(2)	643	Bexar County/ ICE & USMS	Local & Federal Detention Facility	All levels	January 2002	3 years	One, Two-year	Lease- County
Central Valley MCCF McFarland, CA	550	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum/ Medium	January 2004	3 year	Two, One-year	Manage only
Coke County JJC Bronte, TX	200	TYC	State Juvenile Correctional Facility	Medium/ Maximum	September 2004	2 year	N/A	Lease
Colorado Pre-Parole & Revocation Center Pueblo, CO	500	CDOC	State Correctional Facility	Medium	N/A	N/A	N/A	N/A
Desert View MCCF Adelanto, CA	568	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
Dickens County Correctional Center Spur, TX	489	Dickens County/ ICE/Other Counties	Local & Federal Correctional Facility	All levels	August 2001	15 years	N/A	Manage only

Facility Name	Design				Commencement		Renewal	Type of
& Location	Capacity	Customer	Facility Type	Security Level	of Current Term	Duration	Option	Ownership

East Mississippi Correctional Facility Meridian, MS	1,000	MDOC	State Correctional Facility	Mental Health	April 2003	2 years	One, Two-year	Manage only
Fort Worth Community Corrections Facility Fort Worth, TX	225	TDCJ	State Halfway House	Minimum	September 2003	2 years	Two, Two year	Leased
Frio County Detention Center Pearsall, TX	391	Frio County/ Other Counties	Local Detention Facility	All levels	November 1997	12 years	One, Five year	Part Leased/ Part Owned
George W. Hill Correctional Facility Thornton, PA	1,851	Delaware County	Local Detention Facility	All levels	June 2003	3 years	Unlimited, Three-year	Manage only
Golden State MCCF McFarland, CA	550	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Lease-CPV
Graceville Correctional Facility Graceville, FL	1,500	DMS	State Correctional Facility	Medium/ Close	N/A	N/A	N/A	N/A
Grenada County Jail Grenada, MS	160	Grenada County/ MDOC	Local Detention Facility	All levels	August 2004	5 year	One, Two year	Manage Only
Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	Guadalupe County/ NMCD	Local/ State Correctional Facility	Medium	September 1998	5 year	Five one-year extension beginning 2004	Own
Jefferson County Downtown Jail Beaumont, TX	500	Jefferson County/ ICE/USMS	Local & Federal Detention Facility	All levels	May 1998	Month to Month	N/A	Manage Only
Karnes Correctional Center Karnes City, TX(2)	579	Karnes County/ ICE & USMS	Local & Federal Detention Facility	All levels	January 1998	30 years	N/A	Lease-CPV
Lawrenceville Correctional Center Lawrenceville, VA	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 year	Ten, One-year	Manage only
Lawton Correctional Facility Lawton, OK	1,918	ODOC	State Correctional Facility	Medium	July 2003	2 years	Four, One-year	Lease-CPV
Lea County Correctional Facility Hobbs, NM(3)	1,200	Lea County/NMCD	Local/State Correctional Facility	All levels	September 1998	5 years	Unlimited, 1-year	Lease-CPV
Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum	January 2004	3 years	Two, One year	Manage only
Marshall County Correctional Holly Springs, MS	1,000	MDOC	State Correctional Facility	Medium	September 2004	2 years	Three, One-year	Manage only
McFarland CCF McFarland, CA	224	CDCR	State Correctional Facility	Minimum	January 2006	5 years	One, 5-year	Lease-CPV
Migrant Operations Center Guantanamo Bay NAS, Cuba	100	ICE	Federal Migrant Center	Minimum	November 2005	Four Month	Two One-month	Manage only
Moore Haven Correctional Facility Moore Haven, FL	750	DMS	State Correctional Facility	Medium	July 2005	2 years	Unlimited, Two-year	Manage only
New Castle Correctional Facility New Castle, IN	2,416	IDOC	State Correctional Facility	Medium	January 2006	4 years	Three Two-year	Manage only
Newton County Correctional Center Newton, TX	872	Newton County/ TDCJ/ ICE	State & Federal Correctional Facility	All levels	February 2002	5 years	Two Five-year	Manage Only

Facility Name	Design				Commencement		Renewal	Type of
& Location	Capacity	Customer	Facility Type	Security Level	of Current Term	Duration	Option	Ownership

North Texas ISF Fort Worth, TX	400	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Four, One-year	Lease
Northwest Detention Center Tacoma, WA	890	ICE	Federal Detention Facility	Minimum/ Medium	April 2004	1 year	Four One-year	Own
Queens Private Correctional Facility Jamaica, NY	220	OFDT/ USMS	Federal Detention Facility	Minimum/ Medium	April 2002	1 year	Four, One-year	Lease-CPV
Reeves County Detention Complex Pecos, TX(2)	3,064	Reeves County/ ADOC	Federal & State Correctional Facility	All levels	November 2003	10 years	N/A	Manage only
Rivers Correctional Institution Winton, NC	1,200	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own
Sanders Estes Unit Venus, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2004	3 years	Two, One-year	Manage only
South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional Facility	Medium/ Close	June 2003	2 years	Unlimited, Two-year	Manage only
South Texas Detention Complex Pearsall, TX	1,020	ICE	Federal Detention Facility	Minimum/ Medium	June 2005	1 year	Four, One-year	Lease
South Texas ISF Houston, TX	450	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Two One-year	Manage Only
Taft Correctional Institution Taft, CA	2,048	BOP	Federal Correctional Facility	Low/ Minimum	August 2003	3 years	Seven, One-year	Manage only
Tri-County Justice & Detention Center Ullin, IL	226	Pulaski County/ ICE	Local & Federal Detention Facility	All levels	July 2004	6 years	Two, Five-year	Manage only
Val Verde Correctional Facility Del Rio, TX(2)	784	Val Verde County	Local & Federal Detention Facility	All levels	January 2001	20 years	Unlimited, Five-year	Own
Western Region Detention Facility at San Diego San Diego, CA	700	USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease
International Contracts:
Arthur Gorrie Correctional Centre Wacol, Australia	710	QLD DCS	Reception & Remand Centre	All levels	December 2002	5 years	One, Five-year	Manage only
Fulham Correctional Centre Victoria, Australia	845	VIC MOC	State Prison	Minimum/ Medium	September 2003	3 years	Four, Three-year	Manage only
Junee Correctional Centre Junee, Australia	750	NSW	State Prison	Minimum/ Medium	April 2001	5 years	One, Three-year	Manage only
Kutama-Sinthumule Correctional Centre Northern Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	July 1999	25 years	None	Manage only
Melbourne Custody Centre Melbourne, Australia	67	VIC CC	State Jail	All levels	March 2003	2 years	One, One-year	Manage only
New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All levels	October 1997	25 years	One, Ten-year	Manage only
Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	December 2003	3 years	Four, Six-months	Manage only

Facility Name	Design				Commencement		Renewal	Type of
& Location	Capacity	Customer	Facility Type	Security Level	of Current Term	Duration	Option	Ownership

Mental Health Facilities
Atlantic Shores Hospital Fort Lauderdale, FL(6)	72	N/A	Private Psychiatric Hospital	Mental Health	N/A	N/A	N/A	Own
South Florida State Hospital Pembroke Pines, FL	325	DCF	State Psychiatric Hospital	Mental Health	July 2003	5 years	Two, Five-year	Manage only
Fort Bayard Medical Center Ft. Bayard, NM	230		State Mental Health Hospital	Mental Health				Manage only
South Florida Evaluation and Treatment Center Miami, FL	200	DCF	State Forensic Hospital	Mental Health	July 2005	5 years	Two, Five-year	Manage only

Customer Legend:

Abbreviation	Customer

LA DPS&C	Louisiana Department of Public Safety & Corrections
ADOC	Arizona Department of Corrections
ICE	Bureau of Immigration & Customs Enforcement
WDOC	Wyoming Department of Corrections
TDCJ	Texas Department of Criminal Justice
CDCR	California Department of Corrections
CDOC	Colorado Department of Corrections
TYC	Texas Youth Commission
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
DMS	Florida Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
IDOC	Indiana Department of Corrections
QLD DCS	Department of Corrective Services of the State of Queensland
OFDT	Office of Federal Detention Trustees
VIC MOC	Minister of Corrections of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families

(1)	GEO also leases a facility from CPV in Jena, LA that was not in use during fiscal year 2005. The Jena facility remains inactive. See Note 12 of the Financial Statements.

(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, for the county, USMS, ICE, BOP, and other state jurisdictions.

(3)	GEO has a five-year contract with four one-year options to operate this facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to 11 government-operated prisons under this contract.

(6)	GEO’s subsidiary, Atlantic Shores Healthcare, Inc., sold this facility on January 1, 2006, for $11.5 million in cash.

     The following table sets forth the number of contracts that have terms subject to renewal or re-bid in each of the next five years:

Year	Renewal	Re-bid

2006	3	4
2007	1	6
2008	3	3
2009	2	8
2010	3	2
Thereafter	7	10

	19	33

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
Competition
      We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies that are responsible for the operation of correctional, detention and mental health facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, we compete with a number of companies, including, but not limited to: Corrections Corporation of America; Cornell Companies, Inc.; Management and Training Corporation; and Group 4 Falck Global Solutions Limited. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.
Employees and Employee Training
      At January 1, 2006, we had 8,463 full-time employees. Of such full-time employees, 171 were employed at our headquarters and regional offices and 8,292 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 451 and 962 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. Collective bargaining agreements covering 70% of employees at our international offices were renegotiated in 2005 for new two to three year terms. Two additional international collective bargaining agreements are outstanding and are currently being finalized. We plan to seek renewal of these agreements on satisfactory terms. We believe that our relations with our employees are satisfactory.
      Under the laws applicable to most of our operations, and internal company policies, our correctional officers are required to complete a minimum amount of training. We generally require at least 160 hours of pre-service training before an employee is allowed to work in a position that will bring the employee in contact with inmates in our domestic facilities, consistent with ACA standards and/or applicable state laws. In addition to a minimum of 160 hours of pre-service training, most states require 40 or 80 hours of on-the-job training. Florida law requires that correctional officers receive 520 hours of training. We believe that our training programs meet or exceed all applicable requirements.
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
      Certain states, such as Florida, deem correctional officers to be peace officers and require our personnel to be licensed and subject to background investigation. State law also typically requires correctional officers to meet certain training standards.
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
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between

$25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa and Australia. There can be no assurance that our insurance coverage will be adequate to cover claims to which we may be exposed.
International Operations
      Our international operations for fiscal years 2005 and 2004 consisted of the operations of our wholly owned Australian subsidiaries, and of our consolidated joint venture in South Africa (South African Custodial Management Pty. Limited, or SACM). Through our wholly owned subsidiary, GEO Group Australia Pty. Limited, we currently manage five facilities in Australia. We operate one facility in South Africa through SACM. Our international operations for fiscal year 2003 consisted of the operations of our wholly owned Australian subsidiary only. See Item 7 for more information on SACM. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 17 Business Segment and Geographic Information.”
Business Concentration
      Except for the major customers noted in the following table, no single customer provided more than 10% of our consolidated revenues during fiscal years 2005, 2004 and 2003:

Customer	2005	2004	2003

Various agencies of the U.S. Federal Government	27%	27%	27%
Various agencies of the State of Texas	8%	9%	12%
Various agencies of the State of Florida	7%	12%	12%
      Concentration of credit risk related to accounts receivable is reflective of the related revenues.
Securities and Exchange Commission
      Additional information about us can be found at www.thegeogroupinc.com. We make available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission, or the SEC. In addition, the SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including GEO. The SEC’s website is located at http://www.sec.gov. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.
Item 1A.     Risk Factors
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
      We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of January 1, 2006 was $225.1 million, excluding non recourse debt of $142.5 million. In addition, as of January 1, 2006, we had $43.7 million outstanding in letters of credit under the revolving loan portion of our Senior Credit Facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $56.3 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.
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
      The terms of the indenture governing the Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. In addition, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, and incur more indebtedness as a result. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. As of January 1, 2006, we would have had the ability to borrow an additional $56.3 million under the revolving loan portion of our Senior Credit Facility. Additionally, on January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of up to $200.0 million aggregate amount of certain of our securities, including our debt securities. Any indebtedness incurred pursuant to the universal shelf registration statement will be created through the issuance of these debt securities. Such debt securities may be issued in more than one series and some of those series may have characteristics that provide them with rights that are superior to those of other series of our debt securities that have already been created or that will be created in the future.

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
      Our Senior Credit Facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to the Senior Credit Facility. Our estimated total annual interest expense based on borrowings outstanding as of January 1, 2006 is approximately $25.1 million, $4.8 million of which is interest expense attributable to estimated borrowings of $74.8 million currently outstanding under the Senior Credit Facility inclusive of expected mandatory payments under the Senior Credit Facility. Based on estimated borrowings under the Senior Credit Facility, inclusive of expected mandatory payments, a one percent increase in the interest rate applicable to the Senior Credit Facility, will increase interest expense by $0.7 million.
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
      We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness will be materially adversely affected. For the fiscal year ended January 1, 2006, our subsidiaries accounted for 24.1% of our consolidated revenues, and, as of January 1, 2006 our subsidiaries accounted for 21.4% of our consolidated total assets.
Risks Related to Our Business and Industry

We are subject to the termination or non-renewal of our government contracts, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.
      Governmental agencies may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. They also generally have the right to renew facility contracts at their option. Notwithstanding any contractual renewal option, as of January 1, 2006, seven of our facility management contracts are scheduled to expire on or before December 31, 2006. These contracts represented 15.9% of our consolidated revenues for the year ended January 1, 2006. Some of these contracts may not be renewed by the corresponding governmental agency. See “Business — Facilities and Facility Management Contracts.” In addition, governmental agencies may determine not to exercise renewal options with respect to any of our contracts in the future. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

We will continue to be responsible for certain real property payments even if our underlying facility management contracts terminate, which could adversely affect our profitability.
      Eleven of our facilities are leased from CentraCore Properties Trust, an independent, publicly-traded REIT which we refer to as CPV. These leases have an initial ten-year term with varying renewal periods at our option, and a total average remaining initial term of 4.0 years. The facility management contracts underlying these leases generally have a term ranging from one to five years, however, they are terminable by the governmental entity at will. In the event that a facility management contract is terminated or expires and is not renewed prior to the expiration of the corresponding lease term for the facility, we will continue to be liable to CPV for the related lease payments. Our 2006 expected obligation for lease payments under the eleven CPV leases is approximately $25.8 million with $114.4 million remaining thereafter. Because these lease payments would not be offset by revenues from an active facility management contract, they could represent a material ongoing loss. If we are unable to find a replacement management contract or an alternative use for the facility, the loss could continue until the expiration of the lease term then in effect, which could adversely affect our profitability.
      During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility with CPV through January 2010. During the third quarter 2005, we determined that the alternative uses being pursued were no longer probable and as a result we revised our estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010, for a total reserve of $8.6 million. However, we plan to continue our efforts to reactivate the facility. The Jena facility is the only lease with CPV for which we had no corresponding management contract to operate as of January 1, 2006.
      In addition, we own four properties on which we operate correctional and detention facilities. Our purchase of these properties during 2002 was financed through borrowings under our former senior credit facility which have now been incorporated into our current Senior Credit Facility. If the underlying facility management contract for one or more of these properties terminates, we will continue to be responsible for servicing the indebtedness incurred to purchase those properties. For example, we will be required to continue servicing the indebtedness related to one of these properties, the Michigan Correctional Facility, even though our management contract to operate the facility was terminated in 2005.

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
      We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The loss of, or a significant decrease in, business could seriously harm our financial condition and results of operations. The loss of, or a significant decrease in, business from the Bureau of Prisons, the Bureau of Immigration and Customs Enforcement, which we refer to as ICE, or the U.S. Marshals Service or various state agencies could seriously harm our financial condition and results of operations. The three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE and the Marshals Service, accounted for approximately 26.8% of our total consolidated revenues for the fiscal year ended January 1, 2006, with the Bureau of Prisons accounting for approximately 11.5% of our total consolidated revenues for such period, the Marshals Service accounting for approximately 9.8% of our total consolidated revenues for such period, and ICE accounting for approximately 5.5% of our total consolidated revenues for such period. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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
      Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility, in a timely manner. The Governor of the State of Michigan’s veto in October 2005 of appropriations for our Michigan Correctional Facility in October 2005 is an example of this risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Commitments and Contingencies”. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or at all.

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

Failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations.
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
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa and Australia. There can be no assurance that our insurance coverage will be adequate to cover claims to which we may be exposed.

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
      Our government contracts require us to obtain and maintain specified insurance levels. The occurrence of any events specific to our company or to our industry, or a general rise in insurance rates, could substantially increase our costs of obtaining or maintaining the levels of insurance required under our government contracts, or prevent us from obtaining or maintaining such insurance altogether. If we are unable to obtain or maintain the required insurance levels, our ability to win new government contracts, renew government contracts that have expired and retain existing government contracts could be significantly impaired, which could have a material adverse affect on our business, financial condition and results of operations.

Our international operations expose us to risks which could materially adversely affect our financial condition and results of operations.
      We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected. For the fiscal year ended January 1, 2006, our international operations accounted for approximately 16.1% of our consolidated revenues.

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
      When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies who act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays. In addition, we are subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs, even though we typically require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.

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

We may not be able to successfully identify, consummate or integrate acquisitions.
      We have an active acquisition program, the objective of which is identify suitable acquisition targets that will enhance our growth. The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions. Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. We may also assume liabilities in connection with acquisitions that we would otherwise not be exposed to.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      In April 2003, we relocated our corporate offices to Boca Raton, Florida, under a 10-year lease. In addition, we lease office space for our eastern regional office in Palm Beach Gardens, Florida; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space in Sydney, Australia, through our overseas affiliates, in Sandton, South Africa, and in Theale, England to support our Australian, South African, and UK operations, respectively.
      See “Facilities” listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings
      In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, we received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights with respect to this matter. However, although the insurance provider has not quantified its damage claim and the outcome of this matter cannot be predicted with certainty, based on information known to date, and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have accrued a reserve related to the claim based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel.
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
      No matters were submitted to a vote of our shareholders during the thirteen weeks ended January 1, 2006.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock trades on the New York Stock Exchange under the symbol “GGI.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2005 and 2004. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of March 14, 2006, was 135.

	2005		2004

Quarter	High	Low	High	Low

First	$32.20	$25.60	$24.23	$19.80
Second	28.73	23.03	24.62	18.70
Third	28.95	25.15	21.00	17.33
Fourth	25.60	20.72	26.58	19.56
      We did not pay any cash dividends on our common stock for fiscal years 2005 and 2004. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our board of directors may consider relevant. In addition, the indenture governing our $150.0 million 8 1/4% senior notes due in 2013, and our $150.0 million senior credit facility also place material restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis, Cash Flow and Liquidity” and “Item 8. Financial Statements — Note 10- Debt” for further description of these restrictions.
      We did not buy back any of our common stock during 2005. On July 9, 2003 we purchased all 12 million shares of our common stock beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash.
Equity Compensation Plan Information
      The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of January 1, 2006, including our 1994 Stock Option Plan, our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, and our Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	1,406,657	$15.53	13,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,406,657	$15.53	13,000

Sales of Unregistered Securities
      To facilitate the completion of the share purchase from Group 4 Falck, on July 9, 2003, we issued $150.0 million aggregate principal amount ten-year 8 1/4% senior notes, referred to as the Notes, in a private offering to qualified institutional buyers under Rule 144A of the Securities Act.
      Subsequent to the private offering of the Notes, we filed an S-4 registration statement to register under the Securities Act of 1933 exchange notes, having substantially identical terms as the Notes, which we refer to as the Exchange Notes. The registration statement was declared effective by the SEC on November 10, 2003. We then completed an exchange offer pursuant to the registration statement, in which holders of the Notes exchanged the Notes for the Exchange Notes which are generally freely tradable, subject to certain exceptions. We did not sell any securities that were unregistered under the Securities Act of 1933 in 2004 or 2005.

Item 6.	Selected Financial Data
      The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2005		2004		2003		2002		2001

Results of Continuing Operations:
Revenues	$612,900	100.0%	$593,994	100.0%	$549,238	100.0%	$501,982	100.0%	$490,115	100.0%
Operating income from continuing operations	7,938	1.3%	38,991	6.6%	29,500	5.4%	23,195	4.6%	19,729	4.0%
Income from continuing operations	$5,879	1.0%	$17,163	2.9%	$36,375	6.6%	$17,617	3.5%	$16,861	3.4%

Income from continuing operations per common share:
Basic:	$0.61		$1.83		$2.33		$0.83		$0.80

Diluted:	$0.59		$1.77		$2.30		$0.82		$0.79

Weighted Average Shares Outstanding:
Basic	9,580		9,384		15,618		21,148		21,028
Diluted	10,010		9,738		15,829		21,364		21,261
Financial Condition:
Current assets	$229,292		$222,766		$191,811		$142,839		$141,003
Current liabilities	136,519		117,478		118,704		79,360		74,441
Total assets	639,511		480,326		505,341		405,378		242,565
Long-term debt, including current portion (excluding non-recourse debt)	220,004		198,204		245,086		125,000		—
Shareholders’ equity	$108,594		$99,739		$77,325		$150,215		$128,752
Operational Data:
Contracts/awards	59		47		43		50		51
Facilities in operation	56		41		38		50		49
Design capacity of contracts	48,370		34,813		38,287		40,757		36,571
Compensated resident days(2)	12,607,525		12,458,102		11,389,821		10,591,019		9,943,684

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have not been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 3 Discontinued Operations.”

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom for all of the above periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described below under “Item 1A. Risk Factors,” and Forward-Looking Statements. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.
CSC Acquisition
      On November 4, 2005, we completed the acquisition of Correctional Services Corporation, or CSC, a Florida-based provider of privatized jail, community corrections and alternative sentencing services. The acquisition was completed through the merger of CSC into GEO Acquisition, Inc., a wholly owned subsidiary of GEO, referred to as the Merger. Under the terms of the Merger, we acquired 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share, or approximately $62.1 million in cash. As a result of the Merger, we became responsible for supervising the operation of the 16 adult correctional and detention facilities, totaling 8,037 beds, formerly run by CSC. Immediately following the purchase of CSC, we sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which will be paid in the form of a promissory note accruing interest at a rate of 6% per annum. The financial information included in the discussion below for fiscal year 2005 reflects the operations of CSC from November 4, 2005 through January 1, 2006.
Recent Financings
      On September 14, 2005, we amended our senior secured credit facility, referred to as the Senior Credit Facility, to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, or LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million in cash plus transaction-related costs.
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
      In early 2005, the New Zealand Parliament repealed the law that permitted private prison operation resulting in the termination of our contract for the management and operation of the Auckland Central Remand Prison or Auckland. We have operated this facility since July 2000. We ceased operating the facility upon the expiration of the contract on July 13, 2005. The accompanying consolidated financial statements and notes reflect the operations of Auckland as a discontinued operation.
      On January 1, 2006, the last day of our 2005 fiscal year, we completed the sale of a 72 bed private mental health hospital which we owned and operated since 1997 for approximately $11.5 million. We recognized a gain on the sale of this transaction of approximately $1.6 million. The accompanying consolidated financial statements and notes reflect the operations of the hospital and the related sale as a discontinued operation.

Share Purchase
      On July 9, 2003 we purchased all 12 million shares of our common stock beneficially owned by Group 4 Falck, our former 57% majority shareholder, for $132.0 million in cash pursuant to the terms of a share purchase agreement, dated April 30, 2003, by and among us, Group 4 Falck, our former parent company, The Wackenhut Corporation, or TWC, and Tuhnekcaw, Inc., an indirect wholly-owned subsidiary of Group 4 Falck. In connection with the share purchase, we internalized several functions previously outsourced to TWC, including payroll processing, human resources management, tax and information systems.
Sale of Our Joint Venture Interest in Premier Custodial Group Limited
      On July 2, 2003, we sold our one-half interest in Premier Custodial Group Limited, our former United Kingdom joint venture which we refer to as PCG, to Serco for approximately $80.7 million, on a pretax basis.
Variable Interest Entities
      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. Our 50% owned South African joint venture in South African Custodial Services Pty. Limited, which we refer to as SACS, is a variable interest entity. We determined that we are not the primary beneficiary of SACS and as a result are not required to consolidate SACS under FIN 46R. We account for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. “See Item 7. Financial Condition — Guarantees” for a discussion of our guarantees related to SACS. Separately, SACS entered into a long term operating contract with South African Custodial Management (Pty) Limited, which we refer to as SACM, to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. Our maximum exposure for loss under this contract is $24.1 million, which represents our initial investment and the guarantees discussed in Item 7. Management’s Discussion and Analysis of Financial Condition.
      In February 2004, CSC was awarded a contract by the Department of Homeland Security, Immigration and Customs Enforcement, or ICE, to develop and operate a 1,020 bed detention complex in Frio County, Texas. South Texas Local Development Corporation, referred to as STLDC, a non profit corporation, was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention complex. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development costs. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require that the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums, are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
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

      Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the cost incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.
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

Reserves for Insurance Losses
      Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa and Australia. There can be no assurance that our insurance coverage will be adequate to cover claims to which we may be exposed.
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
      The provision for income taxes for the fiscal year 2005 reflects a benefit of $1.7 million in the second quarter of 2005 related to the American Jobs Creation Act of 2004, or the AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Additionally, 2005 reflects a benefit of $6.5 million in the fourth quarter related to a step up in basis for an asset in Australia.

Property and Equipment
      As of January 1, 2006, we had approximately $282.2 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
      We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended January 1, 2006, other than the Michigan Facility charge. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Commitments and Contingencies.” Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

Idle Leased Facilities
      We have entered into ten year non cancelable operating leases with CentraCore Properties Trust, or CPV, for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through 2016. In the event that our facility management contract for any of these leased facilities is terminated, we would remain responsible for payments to CPV on the underlying lease. We will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, we will review our estimate for sublease income and record a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.
Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements accompanying this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors” and those included in other portions of this report.
      As further discussed above, the discussion of our results of operations below excludes the results of our discontinued operations resulting from the termination of our management contract with DIMIA, Auckland, and Atlantic Shores Hospital for all periods presented.
      For the purposes of the discussion below, “2005” means the 52 week fiscal year ended January 1, 2006, “2004” means the 53 week fiscal year ended January 2, 2005, and “2003” means the 52 week fiscal year ended December 28, 2003.

Overview
      GEO had diluted earnings per share of $0.70, $1.73 and $2.53 in 2005, 2004, and 2003 respectively. For fiscal year 2005, the $0.70 amount included ($1.54) per diluted share for certain items, as detailed below, compared to the fiscal year 2004 $1.73 amount, which included ($0.03) per diluted share for certain items detailed below. The fiscal year 2003 $2.53 amount included $1.58 per diluted share for certain items detailed below. Weighted average common shares outstanding for fiscal year 2004 reflects a full year of the effect of our purchase of 12 million shares of our common stock in the third quarter 2003.
      The following table sets forth certain items before tax which we consider relevant to the discussion below of our operating results for 2005, 2004 and 2003:

	Fiscal Year

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Certain Items (before income taxes)
Michigan correctional facility write-off	$(20,859)	$—	$—
Insurance reduction	1,300	4,150	—
Jena, Louisiana write-off	(4,255)	(3,000)	(5,000)
DIMIA insurance reserves	—	—	(3,600)
Write-off of acquisition costs	—	(1,306)	—
Gain on sale of UK joint venture	—	—	56,094
Write-off of deferred financing fees	(1,360)	(317)	(1,989)

Certain Items	$(25,174)	$(473)	$45,505
Amounts per diluted common share after-tax	$(1.54)	$(0.03)	$1.58
      The following table delineates where the total of certain items above are classified in our Consolidated Statements of Income.

	Fiscal Year

	2005	2004	2003

	(Dollars in thousands)
Certain Items represented in the various lines of the Consolidated Statements of Income
Operating Expenses	$(23,814)	$1,150	$(8,600)
General and Administrative Expenses	—	(1,306)	—
Write-off of deferred financing fees	(1,360)	(317)	(1,989)
Gain on Sale of UK joint venture	—	—	56,094

Certain Items	$(25,174)	$(473)	$45,505

2005 versus 2004

Revenues and Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$572,109	93.3%	$546,952	92.1%	$25,157	4.6%
Other	$40,791	6.7%	$47,042	7.9%	$(6,251)	(13.3)%

Total	$612,900	100.0%	$593,994	100.0%	$18,906	3.2%
      The increase in revenues in 2005 compared to 2004 is primarily attributable to five items: (i) Australian and South African revenues increased approximately $7.8 million, $2.6 million and $0.2 million of which was due to the strengthening of the Australian dollar and South African Rand, respectively, and $5.0 million of which was due to higher occupancy rates and contractual adjustments for inflation; (ii) the acquisition of CSC increased revenues $17.3 million; (iii) the McFarland facility was idle for all of 2004 and was re-opened in January 2005 resulting in an increase in revenues of approximately $3.1 million; (iv) domestic revenues also increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases offset a decrease in revenues due to the transition of the Queens contract from ICE to USMS, the closure of the Michigan Correctional Facility on October 14, 2005, the expiration of our operating contract for the Kyle Facility on August 31, 2005, and lower populations in our Val Verde, and San Diego Facilities; and (v) revenues decreased in 2005 because it contained 52 weeks compared to 2004, which contained 53 weeks.
      The number of compensated resident days in domestic facilities increased to 10.7 million in 2005 from 10.5 million in 2004. Compensated resident days in Australian and South African facilities remained constant at 2.0 million during 2005 and 2004. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our domestic, Australian and South African facilities combined was 97.5% of capacity in 2005 compared to 99.3% in 2004. The decrease in the average occupancy is due to an increase in the number of beds made available to us under our contracts and lower populations in our Val Verde and San Diego facilities.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$499,924	81.6%	$449,310	75.7%	$50,614	11.3%
Other	$40,204	6.5%	$45,916	7.7%	$(5,712)	(12.4)%

Total	$540,128	88.1%	$495,226	83.4%	$44,902	9.1%
      Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Operating expenses for fiscal year 2005 reflect an impairment charge of $20.9 million for the Michigan Correctional Facility. We own the 480-bed Michigan Correctional Facility and operated the facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two 5-year options. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the facility. As a result of the closure, our management contract with the MDOC was terminated. On October 3, 2005, the Michigan Department of Management & Budget provided a 60 day lease cancellation notice to us. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Commitments and Contingencies” for further discussion relating to our Michigan Correctional Facility. Additionally, 2005 operating expenses reflect an operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010.

      Operating expenses in 2005 were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. This favorable reduction was largely offset by higher than anticipated U.S. employee health insurance costs of approximately $1.7 million, transition expenses of approximately $0.8 million associated with our Queens New York Facility, start-up expenses at certain domestic facilities of approximately $0.6 million and adjustments of approximately $0.4 million to insurance reserves in our Australian operations.
      The $3.4 million reduction in insurance reserves was the result of revised actuarial projections related to loss estimates for the initial three years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We adjusted our reserves in the third quarter of 2005 to reflect the actuary’s improved expected loss projections. There can be no assurance that our improved claims experience and loss developments will continue. Similarly, 2004 operating expenses reflect a $4.2 million reduction in insurance reserves also attributable to improved actuarial loss projections.
      During 2005, we experienced adverse development in our employee health program. Since we are self-insured for employee healthcare, this adverse development resulted in additional claims expense and increased reserve requirements. During the third quarter of 2005, we completed a review of our employee health program and made adjustments to the plan to reduce future costs. The revised plan was effective November 1, 2005. There can be no assurance that these modifications will improve our claims experience.
      Operating expenses in 2004 reflect an additional provision for operating losses of approximately $3.0 million related to our inactive facility in Jena, Louisiana.
      The remaining increase in operating expenses is consistent with and proportional to the increase in revenues discussed above as a result of the CSC acquisition, the start-up of new facilities and the expansion of existing facilities.

Other
      Other primarily consists of revenues and related operating expenses associated with our mental health and construction businesses. The decrease in 2005 primarily relates to approximately $7.2 less construction revenue as compared to 2004. The construction revenue is related to our expansion of the South Bay Facility, one of the facilities that we manage. The expansion was completed at the end of the second quarter of 2005.
Other Unallocated Operating Expenses
General and Administrative Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
General and Administrative Expenses	$48,958	8.0%	$45,879	7.7%	$3,079	6.7%
      General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in expense reflects increased personnel and business development costs associated with the expansion of our mental health business. The increase also reflects costs associated with compliance with Sarbanes-Oxley requirements for management’s assessment over internal controls, which resulted in an increase in professional fees in 2005 of $0.9 million. The remaining increase in general and administrative costs relates to other increases in professional fees, travel, expenses associated with our acquisition program and rent expense for our corporate offices.

Non Operating Expenses
Interest Income and Interest Expense

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Interest Income	$9,154	1.5%	$9,568	1.6%	$(414)	(4.3)%
Interest Expense	$23,016	3.8%	$22,138	3.7%	$878	4.0%
      The decrease in interest income is primarily due to lower average invested cash balances. Interest income for 2005 and 2004 reflects income from interest rate swap agreements entered into September 2003 for our domestic operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of the Notes due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
      The increase in interest expense is primarily attributable to the refinancing of the term loan portion of our Senior Credit Facility.
Costs Associated with Debt Refinancing
      Deferred financing fees of $1.4 million were written off in 2005 in connection with the refinancing of the term loan portion of the Senior Credit Facility. In 2004, $0.3 million was written off in 2004 in connection with the $43.0 million payment related to the term loan portion of the Senior Credit Facility.
Provision for Income Taxes

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$(11,826)	(1.9)%	$8,231	1.4%	$(20,057)	(243.7)%
      Income taxes for 2005 reflect a benefit as a result of the loss before income taxes which primarily resulted from the $20.9 million impairment charge for the Michigan Facility and the $4.3 million charge to record the remaining lease obligation for the Jena lease with CPV.
      The income tax benefit for 2005 reflects a benefit of $6.5 million in the fourth quarter 2005 related to a step up in tax basis for an asset in Australia which resulted in a decreased deferred tax liability.
      The income tax benefit for 2005 also reflects a benefit of $1.7 million in the second quarter 2005 related to the American Jobs Creation Act of 2004, or the AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.
Equity in Earnings of Affiliate

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Equity in Earnings of Affiliate	$2,079	0.3%	$—	0.0%	$2,079	100.0%
      Equity in earnings of affiliate in 2005 reflects a one time tax benefit of $2.1 million related to a change in South African tax law.

Fiscal 2004 Compared with 2003

Revenues and Operating Expenses

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$546,952	92.1%	$519,246	94.5%	$27,706	5.3%
Other	$47,042	7.9%	$29,992	5.5%	$17,050	56.8%

Total	$593,994	100.0%	$549,238	100.0%	$44,756	8.1%
      The increase in revenues in 2004 compared to 2003 is primarily attributable to five items: (i) Australian and South African revenues increased approximately $17.7 million, $9.7 million and $2.2 million of which was due to the strengthening of the Australian dollar and South African Rand, respectively, and $5.8 million of which was due to higher occupancy rates and contractual adjustments for inflation; (ii) revenues derived from construction increased by $13.1 million in 2004 as compared to 2003 when construction revenue was insignificant. The construction revenue was related to our expansion of South Bay, one of the facilities that we manage, which was completed during the second quarter of 2005; (iii) the opening of new facilities, including Reeves and Sanders Estes, resulted in a $13.1 million increase in revenue. The increase in revenues also reflects $4.9 million of additional revenue in 2004 because the Lawrenceville Correctional Center, which opened in March 2003, was operational for the entire period; (iv) revenues increased in 2004 because it contained 53 weeks compared to 2003, which contained 52 weeks; and (v) domestic revenues also increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases were offset by $24.6 million of lost revenue due to the non renewal in January 2004 of the management contracts for the Willacy State Jail and John R. Lindsey State Jail, and the closure of the McFarland CCF State Correctional Facility on December 31, 2003. The McFarland facility was reactivated on January 1, 2005.
      The number of compensated resident days in domestic facilities increased to 10.5 million in 2004 from 9.7 million in 2003. Compensated resident days in Australian and South African facilities during 2004 increased to 2.0 million from 1.7 million for the comparable periods in 2003 primarily due to higher population levels. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our domestic, Australian and South African facilities combined was 99.3% of capacity in 2004 compared to 97.9% in 2003. The decrease in the average occupancy is primarily due to an increase in the number of beds made available to us under our contracts.

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$449,310	75.7%	$438,678	79.9%	$10,632	2.4%
Other	$45,916	7.7%	$28,340	5.1%	$17,576	62.0%

Total	$495,226	83.4%	$467,018	85.0%	$28,208	6.0%
      Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Fiscal 2004 operating expenses include a $4.2 million reduction in our general liability, auto liability and worker’s compensation insurance reserves that was made in the third quarter 2004.
      Operating expenses in 2004 also reflect an additional provision for operating losses of approximately $3.0 million related to our inactive facility in Jena, Louisiana.

      Operating expenses in 2003 reflect a provision for operating losses of approximately $5.0 million related to the Jena facility, and approximately $3.0 million primarily attributable to liability insurance expenses, related to the transitioning of the DIMIA contract.
      The remaining increase in operating expenses is consistent with and proportional to the increase in revenues discussed above as a result of the CSC acquisition, the start-up of new facilities and the expansion of existing facilities.

Other
      Other primarily consists of revenues and related operating expenses associated with our mental health business and construction business. The increase in 2004 primarily relates to approximately $13.1 of construction revenue as compared to 2003, when construction revenue was insignificant. The construction revenue is related to our expansion of the South Bay Facility, one of the facilities that we manage. The expansion was completed during the second quarter of 2005.
Other Unallocated Operating Expenses
General and Administrative Expenses

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
General and Administrative Expenses	$45,879	7.7%	$39,379	7.2%	$6,500	16.5%
      General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase also reflects costs associated with compliance with Sarbanes-Oxley requirements for management’s assessment over internal controls resulted in an increase in professional fees in 2004 of $1.0 million. Salary expense increased $5.0 million in 2004 as a result of increased incentive targets under our senior officer incentive plan and the internalization of functions and services previously outsourced to TWC. In addition, we were pursuing acquisition opportunities in 2004, and had capitalized direct and incremental costs related to potential acquisitions. During the fourth quarter of 2004, we determined that the related acquisitions were no longer probable, and wrote off the capitalized deferred acquisition costs of $1.3 million. Finally, the remaining increase in general and administrative costs relates to other increases in professional fees, travel and rent expense for our corporate offices. These increases were partially offset by reduced salary expense in 2004 as compared to 2003. In May 2004, we completed payments under employment agreements with certain key executives triggered by the change in control from the sale of TWC in May 2002, resulting in a $2.4 million reduction in salary expense in 2004.
Non Operating Expenses
Interest Income and Interest Expense

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Interest Income	$9,568	1.6%	$6,853	1.2%	$2,715	39.6%
Interest Expense	$22,138	3.7%	$17,896	3.3%	$4,242	23.7%
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
      The increase in interest expense is primarily attributable to the Notes, which began accruing interest on July 9, 2003. This resulted in a full year of interest expense in 2004 as compared to approximately six months in

2003. On June 25, 2004, we made a payment of approximately $43.0 million on the term loan portion of our Senior Credit Facility, eliminating interest expense on the term loan for the remainder of 2004. Further, interest expense reflects higher average interest rates during 2004.
Costs Associated with Debt Refinancing
      Deferred financing fees of $0.3 million were written off in 2004 in connection with the $43.0 million payment related to the term loan portion of the Senior Credit Facility on June 25, 2004. In 2003, the extinguishment of debt resulted in write-offs of deferred financing fees of $2.0 million.
Sale of Joint Venture
      Fiscal year 2003’s results of operations includes the sale of the UK joint venture for $80.7 million which resulted in a gain of $56.1 million.
Provision for Income Taxes

	2004	% of Revenue	2003	% of Revenue	$ Change	% Change

	(Dollars in thousands)
Income Taxes	$8,231	1.4%	$36,852	6.7%	$(28,621)	(77.7)%
      Provision for income taxes increased primarily due to the tax effect on the gain on sale of PCG in July 2003.
Financial Condition

Liquidity and Capital Resources
      Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $100.0 million revolving portion of our Senior Credit Facility. As of January 1, 2006, we had $56.3 million available for borrowing under the revolving portion of the Senior Credit Facility.
      We incurred substantial indebtedness in connection with the acquisition of CSC on November 4, 2005 and the share purchase in 2003. As of January 1, 2006, we had $225.1 million of consolidated debt outstanding, excluding $142.5 million of non-recourse debt. As of January 1, 2006, we also had outstanding eleven letters of guarantee totaling approximately $6.5 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.” However, our management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
      Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will not exceed $10.0 million during the next 12 months. We plan to fund these capital expenditures from cash from operations or borrowings under the Senior Credit Facility.

      We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives have indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.

The Senior Credit Facility
      On September 14, 2005, we amended and restated our Senior Credit Facility, to consist of a $75 million, six-year term-loan initially bearing interest at LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility initially bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC, which closed on November 4, 2005 for approximately $62 million in cash plus deal-related costs. As of January 1, 2006, we had borrowings of $74.8 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $43.7 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.
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
      Indebtedness under the revolving portion of the Senior Credit Facility bears interest at our option at the base rate plus a spread varying from 0.50% to 1.25% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of January 1, 2006, there were no borrowings currently outstanding under the revolving portion of the Senior Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00% or at the base rate plus 1.00%. Letters of credit outstanding under the revolving portion of the Senior Credit Facility bear interest at 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Available capacity under the revolving portion of the Senior Credit Facility bears interest at 0.38% to 0.5%. The term loan portion of the Senior Credit Facility bears interest at our option at either the base rate plus a spread of 0.75% to 1.00%, or at LIBOR plus a spread, varying from 1.75% to 2.00% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the term loan portion of the Senior Credit Facility currently bear interest at LIBOR plus a spread of 2.00%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.00% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.00% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.00% in excess of the rate then applicable to base rate loans.
      The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.50 to 1.00 through December 30, 2006, which reduces thereafter in 0.50 increments to 3.00 to 1.00 for the period from December 31, 2006 through December 27, 2007 and thereafter; a senior secured leverage ratio equal to or less than 2.50 to 1.00; and a fixed charge coverage ratio equal to or less than 1.05 to 1.00 until December 30, 2006, and thereafter a ratio of 1.10 to 1.00. In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $19.0 million in the aggregate during any fiscal year until 2009 and $24.0 million during each of the years 2010 and 2011, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year.
      The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of our capital stock, (viii) transact with affiliates, (ix) make changes to our accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on our assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business we conduct, and (xiii) materially impair our lenders’ security interests in the collateral for our loans. Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross defaults to certain other indebtedness, (vi) unsatisfied final judgments over a threshold to be determined, (vii) material environmental claims which are asserted against us, and (viii) a change of control.
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

Senior 8 1/4% Notes
      To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Under the terms of the Indenture, at any time on or prior to July 15, 2006, we may redeem up to 35% of the Notes with the proceeds from equity offerings at 108.25% of the principal amount to be redeemed plus the payment of accrued and unpaid interest, and any applicable liquidated damages. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.
      The covenants governing the Notes impose significant operating and financial restrictions which may substantially restrict and adversely affect our ability to operate our business. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We believe that we were in compliance with all of the covenants of the Indenture governing the Notes as of January 1, 2006.

Non-Recourse Debt

South Texas Detention Complex:
      In February 2004, CSC was awarded a contract by ICE to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
      Included in non-current restricted cash equivalents and investments is $12.2 million as of January 1, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center
      On June 30, 2003 CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington (the “Northwest Detention Center”), which CSC completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to CSC and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to CSC. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves.
      Included in non-current restricted cash equivalents and investments is $1.3 million as of January 1, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
      In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $40.3 million and $44.7 million as of January 1, 2006 and January 2, 2005, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees
      In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.5 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.
      We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $3.2 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
      In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. We have a liability of $0.6 million and $0.5 million related to this exposure as of January 1, 2006 and January 2, 2005, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility
      At January 1, 2006, we also had outstanding eleven letters of guarantee totaling approximately $6.5 million under separate international facilities. We do not have any off balance sheet arrangements.

Interest Rate Swaps
      Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of January 1, 2006 and January 2, 2005, the fair value of the swaps totaled approximately $(1.1) million and $0.7 million, respectively, and is included in other non-current assets and other non-current liabilities in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the years ended January 1, 2006 or January 2, 2005.
      Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of January 1, 2006 and January 2, 2005 was approximately $0.4 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.

Cash Flow
      Cash and cash equivalents as of January 1, 2006 were $57.1 million, a decrease of $34.9 million from January 2, 2005.
      Cash provided by operating activities of continuing operations in 2005, 2004 and 2003 was $31.8 million, $31.5 million, and $14.4 million, respectively. Cash provided by operating activities of continuing operations in 2005 was positively impacted by impairment charges of $20.9 million for our Michigan Correctional Facility and $4.3 million related to our Jena facility. Cash provided by operating activities of continuing operations in 2003 was positively impacted by an increase in accounts payable and accrued expenses and other liabilities. The increase in accounts payable and other accrued expenses is attributable to the increase in value of our Australian subsidiary’s accounts payable and accrued expenses due to an increase in foreign exchange rates and an increase in reserves for self insurance. The increase in other liabilities reflects an increase in the liability for the fair market value of our Australian subsidiary’s interest rate swap and an increase in certain pension obligations.
      Cash provided by operating activities of continuing operations in 2005 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable is attributable to the increase in value of our Australian subsidiary’s accounts receivable due to an increase in foreign exchange rates, the addition of the Lawrenceville Correctional Facility and slightly higher monthly billings reflecting a general increase in facility occupancy levels.
      Cash used in investing activities of continuing operations in 2005 was $104.9 million. Cash provided by investing activities in 2004 and 2003, was $42.1 million and $8.3 million, respectively. Cash used in investing activities in 2005 reflect the acquisition of CSC. In 2004, there was a decrease in the restricted cash balance of $52.0 million due to the payment of $43.0 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of PCG. This payment satisfied the restriction on cash imposed by the terms of the Senior Credit Facility and the remainder was reclassified to cash. Cash provided by investing activities in 2003 reflects the gross proceeds from the sale of PCG offset by restricted cash and capital expenditures in the normal course of business.
      Cash provided by financing activities in 2005 was $24.6 million. Cash used in financing activities in 2004 and 2003 was $47.1 million and $17.2 million, respectively. Cash provided by financing activities in 2005 reflect the payoff of $53.4 million and the refinancing of $75.0 million of the term loan portion of the Senior Credit Facility. Cash used in financing activities in 2004 reflect payments of $10.0 million on borrowings under the Revolving Credit Facility, $4.0 million in scheduled payments on the Term Loan Facility, and a one-time $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in PCG. The $10.0 million proceeds from debt reflect borrowings under the Revolving Credit Facility in 2004.

Contractual Obligations and Off Balance Sheet Arrangements
      The following is a table of certain of our contractual obligations, as of January 1, 2006, which requires us to make payments over the periods presented.

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-term debt obligations	$225,114	$1,051	$1,500	$19,125	$203,438
Capital lease obligations (includes imputed interest)	32,805	2,087	4,254	3,884	22,580
Operating lease obligations	206,879	37,233	69,730	33,306	66,610
Non-recourse debt	142,479	6,707	23,171	25,868	86,733
Estimated interest payments on debt(a)	176,146	24,937	48,371	46,103	56,735
Estimated payments on interest rate swaps(a)	(76)	(10)	(20)	(20)	(26)
Other long-term liabilities	12,749	11,047	112	248	1,342

Total	$796,096	$83,052	$147,118	$128,514	$437,412

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our credit facility and swap agreements were calculated using LIBOR rates of 4.61% and 4.73% based on our bank rates as of February 24, 2006 and January 13, 2006, respectively.
      We do not have any additional off balance sheet arrangements which would subject us to additional liabilities.
Commitments and Contingencies
      During 2000, our management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which is included in the correction and detention facilities segment, was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, we remain responsible for payments on our underlying lease of the inactive facility with CentraCore Properties Trust, (“CPV”) through January 2010. During the Third Quarter 2005, we determined the alternative uses being pursued were no longer probable and as a result revised our estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010 for a total reserve of $8.6 million. However, we plan to continue our efforts to reactivate the facility.
      We own the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. We operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the Michigan Facility. As a result of the closure of the Michigan Facility, our management contract with the MDOC to operate the Michigan Facility was terminated. On October 3, 2005, the Michigan Department of Management & Budget sent us a 60 day cancellation notice to terminate the lease for the Michigan Facility. Based in part on the language of certain provisions in the lease, we believe that the Governor does not have the authority to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, we filed a lawsuit against the State to enforce our rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against us and the other plaintiffs, The Village of Baldwin and Webber Township. The trial court ruled that the State lawfully cancelled the lease when the Governor exercised her line item veto of the legislative appropriation for the funding of the lease. We are in the process of appealing the summary judgment entered by the trial court. We have reviewed the Michigan Facility for impairment in accordance with FAS 144, Accounting for the

Impairment or Disposal of Long-Lived Assets, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million.
      We have entered into construction contracts with the Florida Department of Management Services, or DMS, to expand the Moorehaven Correctional Facility by 235 beds, which we operate for DMS, and build the 1,500 bed Graceville Correctional Facility, which we will operate for DMS upon final completion of the construction. Payment under these construction contracts is contingent on the receipt of proceeds from bonds being issued by the State of Florida to finance the projects. Subsequent to January 1, 2006, we may incur approximately $8.5 million in costs related to these projects prior to the financing being completed. These costs would be incurred in order to preserve construction prices and our development timeline. We expect the financing for these facilities to be completed by March 31, 2006. In the event the required financing is not completed, we will expense these costs during the first quarter of 2006 without an offsetting revenue source.

Inflation
      We believe that inflation, in general, did not have a material effect on our results of operations during 2005, 2004 and 2003. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.
Outlook
      The following discussion of our future performance contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, the “Forward-Looking Statements — Safe Harbor,” as well as the other disclosures contained in this Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue
      Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state at local levels has been as strong as it has been at any time during the last decade, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State recently cancelled our Baldwin Correctional Facility management contract based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2006. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2006 on favorable terms, or at all.
      Internationally, in the United Kingdom, we recently won our first contract since re-establishing operations. We believe that additional opportunities will become available in that market and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk. In South Africa, we anticipate that the government will seek to outsource the development and operation of one or more correctional facilities in the near future. We expect to bid on any suitable opportunities.
      With respect to our mental health residential treatment services business conducted through our wholly-owned subsidiary, GEO Care, Inc., we are currently pursuing a number of business development opportunities. In addition, we continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses
      Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2005, operating expenses totaled approximately 88.1% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2006 will be impacted by several factors. First, we could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $3.4 million in fiscal year 2005 and are now reflected in our current actuarial projections are a result of improved claims experience and loss development as compared to our results under our prior insurance program. Second, we may experience a reduction in employee healthcare costs following adjustments to our employee healthcare program in November 2005 intended to reduce costs relating to additional claims expense and increased reserve requirements. These potential reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our Clayton facility in New Mexico, our Lawton, Oklahoma prison expansion and our Florence West expansion project in Arizona. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.
      With respect to our future lease expense, we intend to restructure our relationship with CPV, now known as CentraCore Properties Trust, from whom we lease eleven facilities. In 1998, the original need for our sponsorship and creation of CPV was to provide us with a means to source capital for the development of new correctional and detention facilities. This need was prompted by the fact that TWC, our former parent company at the time, would not allow us to issue stock or incur indebtedness in order to finance our growth.
      Presently, as a fully independent public company, we believe that we have a number of avenues available to us to raise capital for the development of new facilities, including the equity markets, bank debt, corporate bonds and government sponsored bonds similar to those involved in several of our new facilities under development. All of these financial avenues currently provide a lower cost of capital than our present lease rates with CPV, which are approximately 12 percent at this time. Accordingly, we believe that we have a duty to our shareholders to seek the most cost-effective available sources of capital in order to best manage and grow the company. That duty has led us to make a number of decisions.
      Our first decision is to not renew GEO’s 15-year Right to Purchase Agreement with CPV when it expires in 2013, thus eliminating our obligation to provide CPV with the right to acquire future company-owned facilities that are covered by that agreement. Second, we do not anticipate developing any new projects using CPV financing. We expect that for the foreseeable future we will be able to achieve a lower cost of capital by accessing development capital through government-supported bond financing or other third party financing. Third, with regard to the Jena, Louisiana facility, unless we find a new client in the very near future allowing us to reactivate the facility on a profitable basis, we will not renew that lease, which is scheduled to expire in January 2010, and we will no longer be required to make the annual lease payment of approximately $2.1 million dollars after that date.
      Fourth, with respect to the other ten facilities that we lease from CPV, seven of those leases expire in April 2008, referred to as the Expiring Leases. We have until late October 2007 to exercise our option, in our discretion, to renew each of the Expiring Leases for an additional five-year term. We are under no obligation to renew any or all of the Expiring Leases, and may renew some of the Expiring Leases without renewing others.

If we opt to renew any of the Expiring Leases, the Expiring Leases will be renewed on identical terms, except that the rental rate will be equal to the fair market rental value of the facility being renewed, as mutually agreed to by us and CPT or, in the absence of such an agreement, as determined through binding arbitration.
      We have acquired property in close proximity to several of the properties leased from CPV and are researching available sites near the other CPV leased properties. These steps have put us in a position to conduct a comprehensive review of government-sponsored financing and third-party ownership alternatives that may be available to us with respect to the Expiring Leases. It is possible that we may elect to not exercise our exclusive option to renew certain of the Expiring Leases upon their expiration in favor of the construction and development through government-sponsored bonds or other third party financing of new replacement facilities in close proximity to the facilities covered by the Expiring Leases. In such cases, with our customers’ approval, we would transition our contracted inmate population to the new facilities prior to the expiration of the Expiring Leases in April 2008.
      We believe that these decisions with respect to our relationship with CPV will best serve our shareholders’ interests and allow us to better manage and grow our company by accessing the lowest cost of capital available to us.

General and Administrative Expenses
      General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We have recently incurred increasing general and administrative costs including increased costs associated with increases in business development costs, professional fees and travel costs, primarily relating to our mental health residential treatment services business. We expect this trend to continue as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources on the evaluation of potential acquisition targets.
Forward-Looking Statements — Safe Harbor
      This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand and diversify our correctional and mental health residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, CentraCore Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to grow our mental health residential treatment services industry;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
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
Interest Rate Risk
      We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the term loan portion of our Senior Credit Facility of $74.8 million as of January 1, 2006, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.7 million.
      Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the

Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. For every one percent increase in the interest rate applicable to the $50.0 million swap agreements on the Notes described above, our total annual interest expense would increase by $0.5 million.
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
Foreign Currency Exchange Rate Risk
      We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African Rand currency exchange rates. Based upon our foreign currency exchange rate exposure as of January 1, 2006 with respect to our international operations, every 10 percent change in historical currency rates would have approximately a $2.2 million effect on our financial position and approximately a $1.8 million impact on our results of operations over the next fiscal year.

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
      The consolidated financial statements have been audited by Ernst & Young LLP, independent registered certified public accountants, whose appointment was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board. As part of this audit, Ernst & Young LLP considered the Company’s system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.
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
Senior Vice President of Finance
and Chief Financial Officer

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
      On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (“CSC”), as discussed elsewhere in this report. For 2005, CSC represented 2.8% of the Company’s consolidated revenue and, as of January 1, 2006, CSC represented 34.7% of the Company’s total consolidated assets. In making management’s assessment of the effectiveness of its internal control over financial reporting, management has excluded CSC from its report on internal control over financial reporting as management did not have sufficient time to make an assessment of CSC’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act.
      The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of January 1, 2006, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of January 1, 2006, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 51.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Shareholders
of The GEO Group, Inc.
      We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. at January 1, 2006 and January 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The GEO Group, Inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Lauderdale, Florida
March 14, 2006

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Shareholders
of The GEO Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The GEO Group, Inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The GEO Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that The GEO Group, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The GEO Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 1, 2006, of The GEO Group, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Lauderdale, Florida
March 14, 2006

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$612,900	$593,994	$549,238
Operating Expenses	540,128	495,226	467,018
Depreciation and Amortization	15,876	13,898	13,341
General and Administrative Expenses	48,958	45,879	39,379

Operating Income	7,938	38,991	29,500
Interest Income	9,154	9,568	6,853
Interest Expense	(23,016)	(22,138)	(17,896)
Write-off of Deferred Financing Fees from Extinguishment of Debt	(1,360)	(317)	(1,989)
Gain on Sale of UK Joint Venture	—	—	56,094

Income (loss) Before Income Taxes, Minority Interest, Equity in Earnings of Affiliates, and Discontinued Operations	(7,284)	26,104	72,562
Provision (benefit) for Income Taxes	(11,826)	8,231	36,852
Minority Interest	(742)	(710)	(645)
Equity in Earnings of Affiliates, (net of income tax provision (benefit) of $(2,016), $0, and $634)	2,079	—	1,310

Income from Continuing Operations	5,879	17,163	36,375
Income (loss) from discontinued operations, (net of tax (benefit) provision of $895, $(181), and $1,544)	1,127	(348)	3,644

Net Income	$7,006	$16,815	$40,019

Weighted Average Common Shares Outstanding:
Basic	9,580	9,384	15,618

Diluted	10,010	9,738	15,829

Earnings (loss) per Common Share:
Basic:
Income from continuing operations	$0.61	$1.83	$2.33
Income (loss) from discontinued operations	0.12	(0.04)	0.23

Net income per share-basic	$0.73	$1.79	$2.56

Diluted:
Income from continuing operations	$0.59	$1.77	$2.30
Income (loss) from discontinued operations	0.11	(0.04)	0.23

Net income per share-diluted	$0.70	$1.73	$2.53

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
January 1, 2006 and January 2, 2005

	2005	2004

	(In thousands, except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$57,094	$92,005
Restricted cash	8,882	—
Short-term investments	—	10,000
Accounts receivable, less allowance for doubtful accounts of $224 and $907	127,612	90,386
Deferred income tax asset	19,755	12,891
Other current assets	15,826	12,083
Current assets of discontinued operations	123	5,401

Total current assets	229,292	222,766

Restricted Cash	17,484	3,908
Property and Equipment, Net	282,236	190,865
Assets Held for Sale	5,000	—
Direct Finance Lease Receivable	38,492	42,953
Goodwill and Other Intangible Assets, Net	52,127	615
Other Non Current Assets	14,880	13,282
Other Assets of Discontinued Operations	—	5,937

	$639,511	$480,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,762	$21,039
Accrued payroll and related taxes	26,985	24,595
Accrued expenses	70,177	53,104
Current portion of deferred revenue	1,894	1,844
Current portion of capital lease obligations, long-term debt and non-recourse debt	8,441	13,736
Current liabilities of discontinued operations	1,260	3,160

Total current liabilities	136,519	117,478

Deferred Revenue	3,267	4,320
Deferred Tax Liability	2,085	8,466
Minority Interest	1,840	1,194
Other Non Current Liabilities	19,601	19,978
Capital Lease Obligations	17,072	—
Long-Term Debt	219,254	186,198
Non-Recourse Debt	131,279	42,953
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,691,143 and 21,507,391 issued and 9,691,143 and 9,507,391 outstanding	97	95
Additional paid-in capital	70,784	67,005
Retained earnings	171,666	164,660
Accumulated other comprehensive loss	(2,073)	(141)
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	108,594	99,739

	$639,511	$480,326

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

	2005	2004	2003

	(In thousands)
Cash Flow from Operating Activities:
Income from continuing operations	$5,879	$17,163	$36,375
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Impairment charge	20,859	—	—
Idle facility charge	4,255	3,000	5,000
Depreciation and amortization	15,876	13,898	13,341
Amortization of debt issuance costs	449	303	607
Deferred tax liability (benefit)	(10,614)	3,433	230
Provision for doubtful accounts	—	229	170
Major maintenance reserve	290	465	296
Equity in earnings of affiliates, net of tax	(2,079)	—	(1,310)
Minority interests in earnings of consolidated entity	742	710	645
Other non-cash charges	—	141	—
Tax benefit related to employee stock options	731	773	330
Gain on sale of UK joint venture	—	—	(56,094)
Write-off of deferred financing fees from extinguishment of debt	1,360	317	1,989
Changes in assets and liabilities, net of acquisition
Accounts receivable	(7,238)	(6,688)	(12,517)
Other current assets	(3,235)	(1,283)	2,455
Other assets	(564)	1,442	(2,365)
Accounts payable and accrued expenses	4,918	(12,558)	24,341
Accrued payroll and related taxes	(996)	6,699	(3,005)
Deferred revenue	(1,003)	(1,844)	(1,891)
Other liabilities	1,763	5,282	5,787

Net cash provided by operating activities of continuing operations	31,393	31,482	14,384
Net cash provided by operating activities of discontinued operations	3,420	14,024	4,300

Net cash provided by operating activities	34,813	45,506	18,684

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(79,290)	—	—
Investments in and advances to affiliates	—	—	193
Proceeds from sale of assets	707	315	—
Proceeds from the sale of UK joint venture	—	—	80,678
Proceeds from sales of short-term investments	39,000	56,835	2,000
Purchases of short-term investments	(29,000)	(56,835)	(12,000)
Change in restricted cash	(4,406)	52,000	(55,794)
Capital expenditures	(31,465)	(10,235)	(6,791)

Net cash provided by (used in) investing activities of continuing operations	(104,454)	42,080	8,286

Net cash provided by investing activities of discontinued operations	11,500	—	—

Net cash provided by (used in) investing activities	(92,954)	42,080	8,286
Cash Flow from Financing Activities:
Proceeds from long-term debt and non-recourse debt	75,000	10,000	272,130
Debt issuance costs including original issue discount	—	—	(11,857)
Payments on long-term debt	(53,398)	(58,704)	(146,250)
Proceeds from the exercise of stock options	2,999	1,589	776
Purchase of common stock	—	—	(132,000)

Net cash provided by (used in) financing activities	24,601	(47,115)	(17,201)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,371)	1,575	5,734

Net Increase (Decrease) in Cash and Cash Equivalents	(34,911)	42,046	15,503
Cash and Cash Equivalents, beginning of period	92,005	49,959	34,456

Cash and Cash Equivalents, end of period	$57,094	$92,005	$49,959

Supplemental Disclosures:
Cash paid (received) during the year for:
Income taxes	$(636)	$8,906	$32,517

Interest	$21,181	$20,158	$5,920

Non-cash investing and financing activities
Fair value of assets acquired, net of cash acquired	$223,934	$—	$—
Total liabilities assumed	144,644	—	—

	$79,290	$—	$—

Sale of assets in exchange for note receivable	$2,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended January 2, 2006, January 1, 2005, and December 28, 2003

	Common Stock				Accumulated	Treasury Stock
			Additional		Other			Total
	Number		Paid-In	Retained	Comprehensive	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Equity

	(In thousands)
Balance, December 29, 2002	21,246	$212	$63,500	$107,826	$(21,323)	—	$—	$150,215
Proceeds from stock options exercised	87	1	775	—	—	—	—	776
Purchase of common stock	(12,000)	(120)	—	—	—	(12,000)	(131,880)	(132,000)
Tax benefit related to employee stock options	—	—	330	—	—	—	—	330
Comprehensive income:
Net income	—	—	—	40,019	—	—	—	—
Change in foreign currency translation, net of income tax expense of $3,876	—	—	—	—	6,062	—	—	—
Minimum pension liability adjustment, net of income tax benefit of $116	—	—	—	—	(263)	—	—	—
Unrealized loss on derivative instruments, net of income tax benefit of $476	—	—	—	—	(1,112)	—	—	—
Reclassification adjustment for losses on UK interest rate swaps included in net income related to the sale of the UK joint venture	—	—	—	—	13,298	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	58,004

Balance, December 28, 2003	9,333	93	64,605	147,845	$(3,338)	(12,000)	(131,880)	77,325
Proceeds from stock options exercised	174	2	1,589	—	—	—	—	1,591
Tax benefit related to employee stock options	—	—	773	—	—	—	—	773
Acceleration of vesting on employee stock options	—	—	38	—	—	—	—	38
Comprehensive income:
Net income	—	—	—	16,815	—	—	—	—
Change in foreign currency translation, net of income tax expense of $384	—	—	—	—	600	—	—	—
Minimum pension liability adjustment, net of income tax expense of $480	—	—	—	—	661	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $815	—	—	—	—	1,936	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	20,012

Balance, January 2, 2005	9,507	95	67,005	164,660	$(141)	(12,000)	(131,880)	99,739
Proceeds from stock options exercised	184	2	2,997	—	—	—	—	2,999
Tax benefit related to employee stock options	—	—	731	—	—	—	—	731
Acceleration of vesting on employee stock options	—	—	51	—	—	—	—	51
Comprehensive income:
Net income	—	—	—	7,006	—	—	—	—
Change in foreign currency translation, net of income tax benefit of $2,158	—	—	—	—	(3,375)	—	—	—
Minimum pension liability adjustment, net of income tax expense of $8	—	—	—	—	12	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $625	—	—	—	—	1,431	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	5,074

Balance, January 1, 2006	9,691	$97	$70,784	$171,666	$(2,073)	(12,000)	$(131,880)	$108,594

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

1.	Summary of Business Operations and Significant Accounting Policies
      The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and mental health residential treatment services facilities located in the United States, Australia and South Africa. Until July 9, 2003, the Company was a majority owned subsidiary of The Wackenhut Corporation, (“TWC”). TWC previously owned 12 million shares of the Company’s common stock.
      On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (CSC), a Florida-based provider of privatized jail, community corrections and alternative sentencing services. Management of the Company believes the acquisition is an excellent strategic fit, will have positive impact on earnings and broaden our existing client base. The acquisition was completed through the merger (the “Merger”) of CSC into GEO Acquisition, Inc., a wholly owned subsidiary of the Company. Under the terms of the Merger, the Company acquired for cash, 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share or approximately $62.1 million. As a result of the Merger, GEO will become responsible for supervising the operation of the sixteen adult correctional and detention facilities, totaling 8,037 beds, formerly run by CSC. Immediately following the purchase of CSC, the Company sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum. Principal and interest are due quarterly. The annual maturities are $0.6 million in 2006, $0.7 million in 2007, and $0.7 million in 2008.
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year
      The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal year 2004 included 53 weeks. Fiscal years 2005 and 2003 each included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Fair Value of Financial Instruments
      The carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt related to its Senior Credit Facility (See Note 10) and non-recourse debt approximates fair value based on the variable interest rates on the debt. For the Company’s 8 1/4% Senior Unsecured Notes, the stated value and fair value based on quoted market rates was $150.0 million and $147.4 million, respectively, at January 1, 2006. For the Company’s non-recourse debt related to CSC, the stated value and fair value based on quoted market rates was $102.2 million and $98.4 million, respectively, at January 1, 2006.

Cash and Cash Equivalents
      Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Short Term Investments
      Short-term investments consist of auction rate securities classified as available-for-sale, which are stated at estimated fair value. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. There were no unrealized gains or losses at January 1, 2006 and January 2, 2005. The Company had no short-term investments at January 1, 2006.

Accounts Receivable
      The Company extends credit to the governmental agencies it contracts with and other parties in the normal course of business as a result of billing and receiving payment for services thirty to sixty days in arrears. Further, management of the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. The Company does not require collateral for the credit it extends to its customers. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Inventories
      Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in “other current assets” in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of unamortized uniforms is included in “other current assets.” The long-term portion is included in “other non current assets” in the accompanying consolidated balance sheets.

Restricted Cash
      The Company had $8.9 million in current restricted cash and cash equivalents and $17.5 million in long-term restricted cash equivalents and investments. The balances in those accounts are attributable

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily to amounts held in escrow or in trust in connection with the 1,020-bed South Texas Detention Complex in Frio County, Texas and the 890-bed Northwest Detention Center in Tacoma, Washington.
      Additionally, the Company’s wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million. The term of the non-recourse debt is through 2017.

Costs of Acquisition Opportunities
      Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where we are the acquiring company are capitalized as part of the cost of the acquisition. As of January 1, 2006 the Company had no capitalized costs. During 2004, the Company wrote off approximately $1.3 million of costs. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

Property and Equipment
      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest cost was capitalized in 2005 or 2004.

Assets Held Under Capital Leases
      Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease and is included in depreciation expense.

Long-Lived Assets
      The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition, other than the Michigan Facility charge. See Note 12. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets
      The Company’s goodwill at January 1, 2006 consisted of $35.3 million related to the November 4, 2005 acquisition of CSC (See Note 2: Acquisition) and $0.6 million related to its Australian subsidiary and at January 2, 2005 consisted of $0.6 million associated with its Australian subsidiary. Goodwill related to CSC and Australia is included in the correction and detention facility segment. With the adoption of Financial Accounting Standard (“FAS”) No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test related to the goodwill associated with the Australian subsidiary. There was no impairment of goodwill as a result of adopting FAS No. 142, “Goodwill and Other Intangible Assets” or as a result of the annual impairment test completed during the fourth quarter of 2005 and 2004 related to goodwill associated with its Australian subsidiary. The annual impairment test for the goodwill related to the acquisition of CSC will be on the first day of the fourth quarter.
      Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets were recorded in connection with the acquisition of CSC and have finite lives ranging from 4-20 years and are amortized using a straight-line method. The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. See Note 8.

Idle Facilities
      The Company has entered into ten year non cancelable operating leases with CentraCore Properties Trust, or CPV, a Maryland real estate investment trust for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through 2016. In the event that the Company’s facility management contract for one of these leased facilities is terminated, the Company would remain responsible for payments to CPV on the underlying lease. The Company will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, the Company reviews its estimate for sublease income and records a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.

Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. Our 50% owned South African joint venture in South African Custodial Services Pty. Limited, which the Company refers to as SACS, is a variable interest entity. The Company determined that it is not the primary beneficiary of SACS and as a result it is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. Separately, SACS entered into a long term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
February 2002. The Company’s maximum exposure for loss under this contract is $24.1 million, which represents the Company’s initial investment and the guarantees discussed in Note 10.
      In February 2004, CSC was awarded a contract by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) to develop and operate a 1,020 bed detention center in Frio County Texas. South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention complex. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development. The Company determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the complex.

Deferred Revenue
      Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by the Company. The Company leases these properties back from CPV under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.

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
      Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.
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

Reserves for Insurance Losses
      Claims for which the Company is insured arising from its U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim. With respect to claims for which the Company is insured arising after October 1, 2002, the Company maintains a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004 the Company increased its deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. The Company also maintains insurance in amounts the Company’s management deems adequate to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. The Company’s Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. In addition, the Company carries various types of insurance with respect to its operations in South Africa and Australia.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Debt Issuance Costs
      Debt issuance costs totaling $7.0 million and $5.9 million at January 1, 2006, and January 2, 2005, respectively, are included in other non current assets in the consolidated balance sheets and are amortized into interest expense using the effective interest method, over the term of the related debt.

Comprehensive Income
      The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gain (loss) on derivative instruments, minimum pension liability adjustment, and a reclassification adjustment for losses on UK interest rate swaps related to the sale of the UK joint venture in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, short-term investments, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of January 1, 2006, and January 2, 2005, the Company had no significant concentrations of credit risk except as disclosed in Note 17.

Foreign Currency Translation
      The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive (loss) income and totaled $(0.9) million at January 1, 2006 and $2.5 million as of January 2, 2005.

Financial Instruments
      In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Total accumulated other comprehensive loss related to these cash flow hedges was $0.3 million and $1.7 million as of January 1, 2006 and January 2, 2005, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.
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

Accounting for Stock-Based Compensation
      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 (in thousands, except per share data):(1)

Pro Forma Disclosures	2005	2004	2003

	(In thousands, except per share data)
Net income	$7,006	$16,815	$40,019
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(397)	(765)	(935)
Pro forma net income	$6,609	$16,050	$39,084

Basic earnings per share
As reported	$0.73	$1.79	$2.56

Pro forma	$0.69	$1.71	$2.50

Diluted earnings per share
As reported	$0.70	$1.73	$2.53

Pro forma	$0.66	$1.65	$2.47

Risk free interest rates	3.96%	3.25%	1.73%-2.92%
Expected lives	3-7 years	3-7 years	3-7 years
Expected volatility	39%	40%	49%
Expected dividend	—	—	—
      In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” a revision of FAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of

(1)	See Note 15 for more information regarding the Company’s stock option plans.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement and related guidance, the Company will begin to recognize the expense attributable to stock options granted or vested subsequent to January 1, 2006 using the modified prospective method in the first quarter of 2006. The Company will continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company expects compensation expense during 2006 related to stock based awards consistent with the pro forma disclosures under FAS 123 above for the year ended January 1, 2006.

Recent Accounting Pronouncements
      In May 2005, FASB issued FAS No. 154, “Accounting for Changes and Error Corrections”. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material effect on the Company’s consolidated financial position or results of operations.
      In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision was effective no later than the end of fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material effect on the Company’s financial position, results of operations, and cash flows.

2.	Acquisition
      Under the purchase method of accounting, the purchase price for CSC was allocated to CSC’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The aggregate consideration for this transaction was approximately $79.3 million, comprised of approximately $62.1 million in cash to acquire 100% of the 10.2 million shares of outstanding common stock, approximately $7.0 million in payments of CSC debt and direct transactions costs of approximately $10.2 million. Independent valuation specialists have been engaged to perform valuations to assist in the determination of the fair values of a significant portion of CSC’s net assets. Immediately following the purchase of CSC, the Company sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum. Principal and interest are due quarterly. The annual maturities are $0.6 million in 2006, $0.7 million in 2007, and $0.7 million in 2008. The purchase price allocations related to property and equipment, other assets, capital lease obligations and certain tax elections are still tentative as the Company has not received information from our independent valuation specialists. This information is expected to be received in the first quarter of 2006. The purchase price allocation excludes the assets of Youth Services International, Inc.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The preliminary allocation of the purchase price is summarized below (in thousands):

	Purchase Price
	Allocation	Asset Life

Current Assets	$44,391
Property and Equipment	110,150	Various
Intangible assets	16,520	4-20 years
Goodwill	35,317	Indefinite
Other non-current assets	17,566

Total Assets acquired	223,934

Current liabilities	23,565
Other non-current liabilities	6,052
Debt and capital lease obligations	115,027

Total liabilities assumed	144,644

Net assets acquired, including direct transaction costs	$79,290

      None of the goodwill recorded in relation to this acquisition is deductible for tax purposes. Identifiable intangible assets purchased in the acquisition and their weighted average lives are as follows (in thousands):

	Description	Asset Life

Facility management contracts	$15,050	7-20 years
Covenants not to compete	1,470	4 years

Total	$16,520

      The fair values used in determining the purchase price allocation for the intangible assets were based on independent appraisal.
      The $35.3 million of goodwill related to the acquisition was assigned to the Correctional and Detention Facilities segment. See Note 17 for segment information.
      The results of operations of CSC are included in the Company’s results of operations beginning after November 4, 2005. CSC is part of the Company’s Correctional and Detention Facilities reportable segment. The following unaudited pro forma information combines the consolidated results of operations of the Company and CSC as if the acquisitions had occurred at the beginning of fiscal year 2004 and excludes the operations of Youth Services International, Inc. (in thousands, except per share data):

	2005	2004

Revenues	$692,545	$670,563
Income from continuing operations	5,719	21,662
Net income	4,402	9,571
Net income per share — basic	$0.46	$1.02
Net income per share — diluted	$0.44	$0.98

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Discontinued Operations
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
      In New Zealand, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the termination of the Company’s contract for the management and operation of the Auckland Central Remand Prison (“Auckland”). The Company has operated this facility since July 2000. The Company ceased operating the facility upon the expiration of the contract on July 13, 2005. The accompanying consolidated financial statements and notes reflect the operations of Auckland as a discontinued operation.
      On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997 for approximately $11.5 million. The Company recognized a gain on the sale of this transaction of approximately $1.6 million or $1.0 million net of tax. Pre-tax profit related to the 72 bed private mental health hospital was $0.1 million, $(0.2) million and $0.2 million in 2005, 2004 and 2003 respectively. The accompanying consolidated financial statements and notes reflect the operations of the hospital and the related sale as a discontinued operation.
      The following are the revenues related to DIMIA, Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	2005	2004	2003

	(In thousands)
Revenues — DIMIA	$20	$6,040	$62,673
Revenues — Auckland	7,256	12,940	10,492
Revenues — Atlantic Shores	8,602	7,614	7,711

4.	Property and Equipment
      Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2005	2004

	(Years)
		(In thousands)
Land	—	$6,195	$2,699
Buildings and improvements	2 to 40	258,008	168,855
Leasehold improvements	1 to 15	45,356	40,126
Equipment	3 to 7	32,541	23,106
Furniture and fixtures	3 to 7	9,309	3,432

		$351,409	$238,218
Less accumulated depreciation and amortization		(69,173)	(47,353)

		$282,236	$190,865

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At January 1, 2006, the Company had $17.3 million of assets recorded under capital leases including $16.6 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements with accumulated amortization of $0.1 million. There were no assets under capital leases at January 2, 2005.

5.	Assets Held for Sale
      In conjunction with the acquisition of CSC, the Company acquired a building and assets associated with a program that had been discontinued by CSC in October 2003. These assets meet the criteria to be classified as held for sale per the guidance of FAS No. 144 and have been recorded at their net realizable value at November 4, 2005. No depreciation has been recorded related to these assets in accordance with FAS No. 144.

6.	Investment in Direct Finance Leases
      The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company. The Company’s financial statements reflect the consolidated Australian’s subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $40.3 million and $44.7 as of January 1, 2006 and January 2, 2005, respectively.
      The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment

(In thousands)
2006	$5,630
2007	5,660
2008	5,705
2009	5,744
2010	5,792
Thereafter	39,433

Total minimum obligation	$67,964
Less unearned interest income	(27,670)
Less current portion of direct finance lease	(1,802)

Investment in direct finance lease	$38,492

7.	Derivative Financial Instruments
      Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of January 1, 2006 and January 2, 2005

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value of the swaps totaled approximately $(1.1) million and $0.7 million and is included in other non-current assets or liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal year ended January 1, 2006.
      The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of January 1, 2006 and January 2, 2005 was approximately $0.4 million and $2.5 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets, Net
      As of January 1, 2006 and January 2, 2005, the Company had $35.9 million and $0.6 million of goodwill, respectively.
      Intangible assets, net consisted of the following (in thousands):

	Useful Life
	in Years	2005

Facility Management Contracts	7-20	$15,050
Covenants not to compete	4	1,470

		$16,520
Less Accumulated Amortization		(289)

		$16,231

      Amortization expense was $0.3 million for the fiscal year ended 2005. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2006 through fiscal 2010 and thereafter are as follows:

Expense
Fiscal Year	Amortization

(In thousands)
2006	$1,754
2007	1,754
2008	1,754
2009	1,693
2010	1,387
Thereafter	7,889

$16,231

9.	Accrued Expenses
      Accrued expenses consisted of the following (dollars in thousands):

	2005	2004

Accrued interest	$7,193	$5,476
Accrued bonus	4,369	5,608
Accrued insurance	25,923	15,686
Accrued taxes	882	1,522
Jena idle facility lease reserve	8,257	5,847
Other	23,553	18,965

Total	$70,177	$53,104

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      Debt consisted of the following (dollars in thousands):

	2005	2004

Capital Lease Obligations	$17,755	$—
Senior Credit Facility:
Term loan	$74,813	$51,521
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(3,735)	(4,063)
Swap on Notes	(1,074)	746

Total Senior 8 1/4% Notes	$145,191	$146,683
Non Recourse Debt:
Non recourse debt	$142,479	$44,683
Discount on bonds	(4,493)	—

Total non recourse debt	137,986	44,683
Other debt	301	—

Total debt	$376,046	$242,887

Current portion of capital lease obligations, long-term debt and non-recourse debt	(8,441)	(13,736)
Capital lease obligations	(17,072)	—
Non recourse debt	(131,279)	(42,953)

Long term debt	$219,254	$186,198

The Senior Credit Facility
      On September 14, 2005, the Company amended its senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, (“LIBOR”) plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. The Company used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of Correctional Services Corporation (“CSC”) for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. As of January 1, 2006, the Company had borrowings of $74.8 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $43.7 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. As of January 1, 2006 the Company had $56.3 million available for borrowings under the revolving portion of the Senior Credit Facility.
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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Indebtedness under the Revolving Credit Facility bears interest at the Company’s option at the base rate plus a spread varying from 0.50% to 1.25% (depending upon a leverage-based pricing grid set forth in the Senior Credit Facility), or at LIBOR plus a spread, varying from 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). As of January 1, 2006, there were no borrowings outstanding under the Revolving Credit Facility. However, new borrowings would bear interest at LIBOR plus 2.00% or at the base rate plus 1.00%. Letters of credit outstanding under the revolving portion of the Senior Credit Facility bear interest at 1.50% to 2.25% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Available capacity under the revolving portion of the Senior Credit Facility bears interest at 0.38% to 0.5%. The Term Loan Facility bears interest at the Company’s option at the base rate plus a spread of 0.75% to 1.00%, or at LIBOR plus a spread, varying from 1.75% to 2.00% (depending upon a leverage-based pricing grid, as defined in the Senior Credit Facility). Borrowings under the Term Loan Facility currently bear interest at LIBOR plus a spread of 2.00%. If an event of default occurs under the Senior Credit Facility, (i) all LIBOR rate loans bear interest at the rate which is 2.00% in excess of the rate then applicable to LIBOR rate loans until the end of the applicable interest period and thereafter at a rate which is 2.00% in excess of the rate then applicable to base rate loans, and (ii) all base rate loans bear interest at a rate which is 2.00% in excess of the rate then applicable to base rate loans.
      The Senior Credit Facility contains financial covenants which require the Company to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period: a total leverage ratio equal to or less than 3.50 to 1.00 through December 30, 2006, which reduces thereafter in 0.50 increments to 3.00 to 1.00 for the period from December 31, 2006 through December 27, 2007 and thereafter; a senior secured leverage ratio equal to or less than 2.50 to 1.00; and a fixed charge coverage ratio equal to or less than 1.05 to 1.00 until December 30, 2006, and thereafter a ratio of 1.10 to 1.00. In addition, the Senior Credit Facility prohibits the Company from making capital expenditures greater than $19.0 million in the aggregate during any fiscal year until 2009 and $24.0 million during each of the years 2010 and 2011, provided that to the extent that the Company’s capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that the Company can make in the following year.
      The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell our assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of the Company’s capital stock, (viii) transact with affiliates, (ix) make changes to the Company’s accounting treatment, (x) amend or modify the terms of any subordinated indebtedness (including the Notes), (xi) enter into debt agreements that contain negative pledges on the Company’s assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business the Company conducts, and (xiii) materially impair the Company’s lenders’ security interests in the collateral for the Company’s loans. The covenants in the Senior Credit Facility can substantially restrict the Company’s business operations.
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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company is in compliance with all of the covenants of the Indenture governing the notes as of January 1, 2006.

Non-Recourse Debt

South Texas Detention Complex:
      In February 2004, CSC was awarded a contract by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) to develop and operate a 1,020 bed detention complex in Frio County Texas. South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development. The Company determined that it is the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. The bonds have a ten year term and are non-recourse to CSC and STLDC. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
      Included in non-current restricted cash equivalents and investments is $12.2 million as of January 1, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northwest Detention Center
      On June 30, 2003 CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington (the “Northwest Detention Center”), which CSC completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to CSC and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to CSC. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves.
      Included in non-current restricted cash equivalents and investments is $1.3 million as of January 1, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
      In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $40.3 million and $44.7 million as of January 1, 2006 and January 2, 2005, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
      As of January 1, 2006, the Notes are reflected net of the original issuer’s discount of approximately $3.7 million which is being amortized over the ten year term of the Notes using the effective interest method.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Debt repayment schedules under capital lease obligations, long term debt and non-recourse debt are as follows:

	Capital	Long Term	Non	Total Annual
Fiscal Year	Leases	Debt	Recourse	Repayment

				(In thousands)
2006	$2,087	$1,051	$6,707	$9,845
2007	2,135	750	11,272	14,157
2008	2,119	750	11,899	14,768
2009	1,975	750	12,606	15,331
2010	1,909	18,375	13,262	33,546
Thereafter	22,580	203,438	86,733	312,751

	$32,805	$225,114	$142,479	$400,398

Original issuer’s discount	—	(3,735)	(4,493)	(8,228)
Current portion	(683)	(1,051)	(6,707)	(8,441)
Interest imputed on Capital Leases	(15,050)	—	—	(15,050)
Swap	—	(1,074)	—	(1,074)

Non current portion	$17,072	$219,254	$131,279	$367,605

      At January 1, 2006 the Company also had outstanding eleven letters of guarantee totaling approximately $6.5 million under separate international facilities.

Guarantees
      In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.5 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.0 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $40.3 million and $44.7 million at January 1, 2006 and January 2, 2005, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2006, was approximately $3.7 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt. The debt amortization schedule requires annual repayments of $1.8 million in 2006, $2.0 million in 2007, $2.3 million in 2008, $2.5 million in 2009, $2.8 million in 2010 and $28.9 million thereafter. CSC non-recourse requires annual repayments of $4.9 million in 2006, $9.3 million in 2007, $9.7 million in 2008, $10.1 million in 2009, $10.3 million in 2010 and $57.9 million thereafter.

11.	Transactions with CentraCore Properties Trust (“CPV”)
      During fiscal 1998, 1999 and 2000, CPV acquired 11 correctional and detention facilities operated by the Company. There have been no purchase and sale transactions between the Company and CPV since 2000.
      Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPV. As the lease agreements are subject to contractual lease increases, the Company records operating lease expense for these leases on a straight-line basis over the term of the leases. Additionally, the lease contains three five-year renewal options based on fair market rental rates. The deferred unamortized net gain related to sales of the facilities to CPV at January 1, 2006, which is included in “Deferred Revenue” in the accompanying consolidated balance sheets is $5.2 million with $1.9 million short-term and $3.3 million long-term. The gain is being amortized over the ten-year lease terms. The Company recorded net rental expense related to the CPV leases of $21.6 million, $21.0 million and $20.0 million in 2005, 2004 and 2003, respectively, excluding the Jena rental expense (See Note 12).
      The future minimum lease commitments under the leases for these eleven facilities are as follows:

Fiscal Year	Annual Rental

(In thousands)
2006	$25,750
2007	27,292
2008	20,022
2009	10,617
2010	8,203
Thereafter	48,267

$140,151

      The Company operates the 1,918-bed Lawton Correctional Facility in Lawton Oklahoma and leases the facility under a ten year non-cancelable operating lease from CentraCore Properties Trust (CPV). The

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company completed the construction of a 300-bed expansion to the original 1,618 bed facility in 1999 and capitalized the expansion as a leasehold improvement. On May 27, 2005 the Company entered into an amended lease agreement with CPV which includes the purchase by CPV of the 300 bed expansion for $3.5 million and an additional 600-bed expansion for $23.0 million. The Company recognized a $1.0 million gain on the sale of the existing 300-bed expansion which is being deferred and amortized over the new lease term. The Company accounts for the construction of the new 600-bed expansion in accordance with EITF 97-10 “The Effect of Lessee Involvement in Asset Construction” and capitalized the construction costs through the completion of construction. On January 1, 2006, the Company had capitalized $8.9 million of construction costs. The Company expects the construction of the new 600-bed expansion to be completed sometime during the third quarter 2006, after which time a new ten year non-cancelable operating lease with CPV for the entire Lawton Correctional Facility will become effective.
      In February 2005, the Company appointed a new board member who previously served on CPV’s board of directors. Subsequently on February 8, 2006, the director resigned from the Company’s board of directors.

12.	Commitments and Contingencies
      During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which is included in the correction and detention facilities segment, was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for payments on the Company’s underlying lease of the inactive facility with CPV through January 2010. During the third quarter of 2005, the Company determined the alternative uses being pursued were no longer probable and as a result revised its estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010 for a total reserve of $8.6 million. This $4.3 million charge is included in the caption “Operating Expenses” in the Consolidated Statement of Income for the fiscal year ended January 1, 2006. However, the Company will continue its effort to reactivate the facility.
      The Company owns the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. The Company operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, the Company leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the Michigan Facility. As a result of the closure of the Michigan Facility, the Company’s management contract with the MDOC to operate the Michigan Facility was terminated. On October 3, 2005, the Michigan Department of Management & Budget sent the Company a 60 day cancellation notice to terminate the lease for the Michigan Facility. Based in part on the language of certain provisions in the lease, the Company believes that the Governor does not have the authority to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, the Company filed a lawsuit against the State to enforce the Company’s rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against the Company and the other plaintiffs, The Village of Baldwin and Webber Township. The trial court ruled that the State lawfully cancelled the lease when the Governor exercised her line item veto of the legislative appropriation for the funding of the lease. The Company is in the process of appealing the summary judgment entered by the trial court. The Company has reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has entered into construction contracts with the Florida Department of Management Services (“DMS”) to expand the Moorehaven Correctional Facility by 235 beds, which the Company operates for DMS, and build the 1,500 bed Graceville Correctional Facility, which the Company will operate for DMS upon final completion of the construction. Payment under these construction contracts is contingent on the receipt of proceeds from bonds being issued by the state of Florida to finance the projects. Subsequent to January 1, 2006, the Company incurred approximately $8.5 million in costs related to these projects prior to the financing being completed. We expect the financing to be completed by March 31, 2006. In the event the required financing is not completed, the Company will expense these costs during the first quarter of 2006 without an offsetting revenue source.

Operating Leases
      The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2005 and 2013. The future minimum commitments under these leases exclusive of lease commitments related to CPV, are as follows:

Fiscal Year	Annual Rental

(In thousands)
2006	$11,483
2007	11,353
2008	11,063
2009	8,583
2010	5,903
Thereafter	18,343

$66,728

      Rent expense was approximately $24.9 million, $14.4 million, and $12.5 million for fiscal 2005, 2004, and 2003 respectively.

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
      In June 2004, the Company received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the Company’s Australian subsidiary formerly operated pursuant to its discontinued operation. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, the Company received additional correspondence indicating that the insurance provider still intends to pursue the claim against our

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Australian subsidiary. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights with respect to this matter. While the the insurance provider has not quantified its damage claim and the outcome of this matter discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has accrued a reserve related to this claim based on its estimate of the most probable loss based on the facts and circumstances known to date, and the advice of its legal counsel.
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

Collective Bargaining Agreements
      The Company had approximately twenty percent of its workforce covered by collective bargaining agreements at January 1, 2006. Collective bargaining agreements with nine percent of employees are set to expire in less than one year.

13.	Share Purchase
      On July 9, 2003, the Company purchased all 12 million shares of the Company’s common stock beneficially owned by Group 4 Falck, the Company’s former 57% majority shareholder, for $132.0 million in cash.
      In April 1994, the Company’s Board of Directors authorized 10,000,000 shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share
      The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with FAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

Fiscal Year	2005	2004	2003

	(In thousands,
	except per share data)
Net income	$7,006	$16,815	$40,019
Basic earnings per share:
Weighted average shares outstanding	9,580	9,384	15,618

Per share amount	$0.73	$1.79	$2.56

Diluted earnings per share:
Weighted average shares outstanding	9,580	9,384	15,618
Effect of dilutive securities:
Employee and director stock options	430	354	211

Weighted average shares assuming dilution	10,010	9,738	15,829

Per share amount	$0.70	$1.73	$2.53

      For fiscal 2005, options to purchase 16,000 shares of the Company’s common stock with exercise prices ranging from $26.88 to $32.20 per share and expiration dates between 2006 and 2014 were outstanding at January 1, 2006, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.
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

15.	Stock Options
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

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the status of the Company’s stock option plans is presented below.

	2005		2004		2003

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
Fiscal Year	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,591,509	$15.49	1,614,374	$14.21	1,410,306	$14.26
Granted	13,500	32.20	160,374	22.00	305,000	12.67
Exercised	183,752	16.32	174,839	9.10	86,932	8.93
Forfeited/ Cancelled	14,600	16.70	8,400	22.93	14,000	17.36

Options outstanding at end of year	1,406,657	15.53	1,591,509	15.49	1,614,374	14.21

Options exercisable at end of year	1,260,492	$15.32	1,381,692	$15.26	1,443,032	$14.39

      The following table summarizes information about the stock options outstanding at January 1, 2006:

	Options Outstanding			Options Exercisable

		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7.88 - $7.88	2,000	4.3	$7.88	2,000	$7.88
$8.44 - $8.44	184,500	4.1	8.44	184,500	8.44
$9.30 - $9.30	172,500	5.1	9.30	172,500	9.30
$9.51 - $12.51	80,091	7.1	9.61	56,807	9.65
$14.00 - $14.00	184,182	7.3	14.00	134,732	14.00
$14.69 - $14.69	15,000	3.7	14.69	15,000	14.69
$15.40 - $15.40	264,000	6.1	15.40	264,000	15.40
$15.90 - $18.63	176,137	4.3	18.43	160,753	18.44
$20.25 - $22.93	159,000	3.7	22.30	120,600	22.10
$23.00 - $32.20	169,247	4.4	25.09	149,600	25.32

	1,406,657	5.2	$15.53	1,260,492	$15.32

      The Company had 13,000 options available to be granted at January 1, 2006 under the aforementioned stock plans.

16.	Retirement and Deferred Compensation Plans
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

THE GEO GROUP, INC.
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
      In accordance with FAS 132, the Company has also disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at January 1, 2006 or January 2, 2005. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.

	2005	2004

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$14,423	$13,408
Service Cost	437	313
Interest Cost	542	836
Plan Amendments	—	—
Actuarial Gain (Loss)	332	(102)
Benefits Paid	(32)	(32)

Projected Benefit Obligation, End of Year	$15,702	$14,423
Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	32	32
Benefits Paid	(32)	(32)

Plan Assets at Fair Value, End of Year	$—	$—
Reconciliation of Prepaid (Accrued) and Total Amount Recognized
Funded Status of the Plan	$(15,702)	$(14,423)
Unrecognized Prior Service Cost	204	1,141
Unrecognized Net Loss	2,930	2,719

Accrued Pension Cost	$(12,568)	$(10,563)
Accrued Benefit Liability	(12,568)	(11,748)
Intangible Asset	—	1,141
Accumulated Other Comprehensive Income	—	44

Total Recognized	$(12,568)	$(10,563)

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2005	Fiscal 2004

Components of Net Periodic Benefit Cost
Service Cost	$437	$314
Interest Cost	542	836
Amortization of:
Unrecognized Prior Service Cost	936	1,078
Unrecognized Net Loss	121	404

Net Periodic Pension Cost	$2,036	$2,632

Weighted Average Assumptions for Expense
Discount Rate	5.50%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	5.50%	5.50%
      The accumulated benefit obligation for all defined benefit plans was $12.6 million and $11.7 million at January 1, 2006 and January 2, 2005, respectively. The accrued benefit liability for the three plans at January 1, 2006 are as follows, $1.7 million for the executive retirement plan, $0.8 million for the officer retirement plan and $10.1 million for the three key executives’ plans.
      The Company has established a deferred compensation agreement for non-employee directors, which allow eligible directors to defer their compensation in either the form of cash or stock. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $(0.1) million, $0.1 and $0.1 million for 2005, 2004, and 2003, respectively. Payouts under the plan were $0.0 and $0.1 million in 2005 and 2004 respectively. The liability for the deferred compensation was $0.5 million and $0.5 million at year-end 2005 and 2004, respectively, and is included in “Accrued expenses” in the accompanying consolidated balance sheets.
      The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.1 million, $0.1 million and $0.1 million in 2005, 2004, and 2003, respectively. The liability for this plan at year-end 2005 and 2004 was $2.3 million and $2.1 million, respectively, and is included in accrued expense in the accompanying consolidated balance sheets.
      The Company expects to make the following benefit payments based on eligible retirement dates:

Pension
Fiscal Year	Benefits

(In thousands)
2006	$11,047
2007	53
2008	59
2009	118
2010	130
2011-2015	1,342

$12,749

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Segment and Geographic Information

Operating and Reporting Segment
      The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, Australia, South Africa and the United Kingdom. The segment information presented in the prior periods has been reclassified to conform to the current presentation.

Fiscal Year	2005	2004	2003

	(In thousands)
Revenues:
Correction and detention facilities	$572,109	$546,952	$519,246
Other	40,791	47,042	29,992

Total revenues	$612,900	$593,994	$549,238

Depreciation and amortization:
Correction and detention facilities	$15,617	$13,672	$13,237
Other	259	226	104

Total depreciation and amortization	$15,876	$13,898	$13,341

Operating Income:
Correction and detention facilities	$7,646	$38,092	$27,952
Other	292	899	1,548

Total operating income	$7,938	$38,991	$29,500

Segment assets:
Correction and detention facilities	$525,625	$343,505
Other	10,671	18,017

Total segment assets	$536,296	$361,522

      Fiscal 2005 segment operating expenses include net non cash charges of $23.8 million consisting of a $20.9 million impairment charge for the Michigan Correctional Facility and a $4.3 million charge for the remaining obligation for the inactive Jena Facility offset by a $1.3 million reduction in insurance reserves.
      Fiscal 2004 segment operating expenses includes a net non cash credit of $1.2 million, consisting of a $4.2 million reduction in our general liability, auto liability and worker’s compensation insurance reserves offset by an additional provision for operating losses of approximately $3.0 million related to our inactive facility in Jena, Louisiana. Fiscal 2003 operating expenses include net non cash charges of $8.6 million in 2003, consisting of a provision for operating losses of approximately $5.0 million related to the Jena facility, and approximately $3.6 million primarily attributable to liability insurance expenses, related to the transitioning of the DIMIA contract in Australia.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-Tax Income Reconciliation

Year Ended	2005	2004	2003

	(In thousands)
Total operating income from segment	$7,646	$38,092	$27,952
Unallocated amounts:
Net Interest Expense	(13,862)	(12,570)	(11,043)
Gain on sale of UK Joint Venture	—	—	56,094
Costs related to early extinguishment of debt	(1,360)	(317)	(1,989)
Other	292	899	1,548

Income (loss) before income taxes, equity in earnings of affiliates, Discontinued operations and Minority interest	$(7,284)	$26,104	$72,562

Asset Reconciliation

	2005	2004

Total segment assets	$525,625	$343,505
Cash	57,094	92,005
Short term investments	—	10,000
Deferred income tax-current	19,755	12,891
Restricted cash	26,366	3,908
Other	10,671	18,017

Total Assets	$639,511	$480,326

Geographic Information
      The Company’s international operation are conducted through the Company’s wholly owned Australian subsidiaries, and one of the Company’s joint ventures in South Africa, SACM. Through the Company’s wholly owned subsidiary, GEO Group Australia Pty. Limited, the Company currently manages five correctional facilities, including one police custody center. Through the Company’s joint venture SACM, the Company currently manages one facility.

Fiscal Year	2005	2004	2003

	(In thousands)
Revenues:
U.S. operations	$514,071	$502,989	$475,043
Australia operations	83,335	75,947	61,571
South African operations	15,494	15,058	12,624

Total revenues	$612,900	$593,994	$549,238

Long-lived assets:
U.S. operations	$275,415	$183,655
Australia operations	6,243	6,916
South African operations	578	294

Total long-lived assets	$282,236	$190,865

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sources of Revenue
      The Company’s derives most of its revenue from the management of privatized correction and detention facilities. The Company’s also derives revenue from the management of mental health hospitals and from the construction and expansion of new and existing correctional, detention and mental health facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2005	2004	2003

	(In thousands)
Revenues:
Correction and detention facilities	$572,109	$546,952	$519,246
Mental health	32,616	31,704	29,911
Construction	8,175	15,338	81

Total revenues	$612,900	$593,994	$549,238

Equity in Earnings of Affiliates
      Equity in earnings of affiliates for 2005 and 2004 include one of our joint ventures in South Africa, SACS. Equity in earnings of affiliates for 2003 represent the operations of the Company’s 50% owned joint ventures in the United Kingdom (Premier Custodial Group Limited) and SACS. These entities and their subsidiaries are accounted for under the equity method.
      The Company sold its interest in Premier Custodial Group Limited on July 2, 2003 for approximately $80.7 million and recognized a gain of approximately $56.0 million. Total equity in the undistributed earnings for Premier Custodial Group Limited, before income taxes, for fiscal 2003, and 2002 was $3.0 million, and $10.2 million, respectively.
      The following table summarizes certain financial information pertaining to this joint venture for the period from December 30, 2002 through the date of sale of the UK joint venture on July 2, 2003 and for the fiscal year ended December 29, 2002 (in thousands):

2003

Statement of Operations Data
Revenues	$104,080
Operating loss	$(2,981)
Net income	$3,486

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of financial data for SACS is as follows:

Fiscal Year	2005	2004	2003

	(In thousands)
Statement of Operations Data
Revenues	$33,179	$31,175	$24,801
Operating income	11,969	11,118	7,528
Net (loss) income	2,866	—	(817)
Balance Sheet Data
Current assets	13,212	14,250	8,154
Noncurrent assets	68,149	74,648	61,342
Current liabilities	4,187	5,094	2,896
Non current liabilities	73,645	83,474	69,749
Shareholders’ equity (deficit)	3,529	330	(3,150)
      SACS commenced operation in fiscal 2002. Total equity in undistributed loss for SACS before income taxes, for fiscal 2005, 2004 and 2003 was $0.9 million, $(0.1) million, and $(0.4) million, respectively.

Business Concentration
      Except for the major customers noted in the following table, no single customer provided more than 10% of the Company’s consolidated revenues during fiscal 2005, 2004 and 2003:

Customer	2005	2004	2003

Various agencies of the U.S. Federal Government	27%	27%	27%
Various agencies of the State of Texas	8%	9%	12%
Various agencies of the State of Florida	7%	12%	12%
      Concentration of credit risk related to accounts receivable is reflective of the related revenues.
18.     Income Taxes
      The United States and foreign components of income (loss) before income taxes, minority interest and equity income from affiliates are as follows:

	2005	2004	2003

	(In thousands)
Income (loss) before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
United States	$(20,395)	$9,627	$61,064
Foreign	13,111	16,477	11,498

	(7,284)	26,104	72,562

Discontinued operations:
Income (loss) from operation of discontinued business	2,022	(529)	5,188

Total	$(5,262)	$25,575	$77,750

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Taxes on income (loss) consist of the following components:

	2005	2004	2003

	(In thousands)
Federal income taxes:
Current	$(4,146)	$(72)	$29,182
Deferred	(4,151)	2,050	1,790

	(8,297)	1,978	30,972

State income taxes:
Current	(714)	643	2,332
Deferred	(756)	469	226

	(1,470)	1,112	2,558

Foreign:
Current	(3,304)	4,226	5,108
Deferred	1,245	915	(1,786)

	(2,059)	5,141	3,322

Total U.S. and foreign	(11,826)	8,231	36,852

Discontinued operations:
Income from operations of discontinued business	895	(181)	1,544

Total	$(10,931)	$8,050	$38,396

      A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2005	2004	2003

	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$(2,549)	$9,136	$25,396
State income taxes, net of federal tax benefit	(907)	723	1,650
Australia consolidation benefit	(6,460)	—	—
Basis difference PCG stock	—	(3,351)	8,639
Section 965 benefit	(1,704)	(197)	—
Non-performance based compensation	—	1,417	—
Other, net	(206)	503	1,167

Total continuing operations	(11,826)	8,231	36,852

Discontinued operations:
Taxes from operations of discontinued business	895	(181)	1,544

Provision (benefit) for income taxes	$(10,931)	$8,050	$38,396

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net current deferred income tax asset at fiscal year end are as follows:

	2005	2004

	(In thousands)
Revenue not yet taxed	$(260)	$—
Deferred revenue	574	—
Uniforms	(158)	(207)
Deferred loan costs	945	—
Other, net	6	—
Allowance for doubtful accounts	211	426
Accrued vacation	4,753	2,644
Accrued liabilities	13,684	10,028

Total	$19,755	$12,891

      The components of the net non-current deferred income tax liability at fiscal year end are as follows:

	2005	2004

	(In thousands)
Capital losses	$5,945	$—
Depreciation	(2,241)	(9,808)
Deferred loan costs	2,568	—
Deferred revenue	1,841	2,886
Bond Discount	(1,746)	—
Net operating losses	3,499	1,587
Tax credits	815	—
Intangible assets	(6,013)	—
Accrued liabilities	762	—
Deferred compensation	6,031	5,231
Residual U.S. tax liability on unrepatriated foreign earnings	(4,754)	(4,611)
Foreign deferred tax assets	—	(2,277)
Other, net	261	113
Valuation allowance	(9,053)	(1,587)

Total liability	$(2,085)	$(8,466)

      In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2005, the Company has recorded a valuation allowance of approximately $9.1 million. The valuation allowance includes $6.9 million reported as part of purchase accounting relating to deferred tax assets for capital losses, federal and state net operating losses and charitable contribution carryforwards from the CSC acquisition. A full valuation allowance was provided against capital losses and a partial valuation allowance was provided against net operating losses and charitable contribution carryovers from the acquisition. The remaining valuation allowance of $2.2 million relates to deferred tax assets for foreign net operating losses and state tax credits unrelated to the CSC acquisition.

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At fiscal year end 2005, the Company had $15.1 million of capital loss and $4.2 million of net operating loss carryforwards from the CSC acquisition. The capital loss carryforwards begin to expire in 2007 and the net operating loss carryforwards begin to expire in 2020. The utilization of these capital and net operating loss carryforwards are subject to annual usage limitations pursuant to Internal Revenue Code Section 382.
      Also at fiscal year end the Company had $6.1 million of foreign operating losses which carry forward indefinitely and state tax credits which begin to expire in 2006. The Company has recorded a full valuation allowance against these deferred tax assets.
      As a result of tax legislation in Australia, the Company realized an income tax benefit of $6.5 million in the fourth quarter 2005. The benefit is due to an elective tax step-up that in effect reestablishes tax basis that had previously been depreciated on an accelerated methodology. The permanent tax step-up was exempt from taxation and results in a decrease in the same amount in the deferred tax liability associated with the depreciable asset. Equity in earnings of affiliate in 2005 reflects a one time tax benefit of $2.1 million related to a change in South African tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. Beginning in 2005 Government revenues earned under the PPP are exempt from South African taxation. Additionally, prior year temporary differences that gave rise to deferred tax liabilities of the affiliate are exempt from tax in the future. Consequently, the affiliate eliminated these deferred tax liabilities which contributed to the one time tax benefit.
      On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (“AJCA”). A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In December 2004, the Company repatriated approximately $17.3 million in incentive dividends and recognized an income tax benefit of $1.7 million and $0.2 million in 2005 and 2004, respectively.
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
      In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. The company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the result of tax audits and general tax authority rulings.

19.	Related Party Transactions with The Wackenhut Corporation
      Related party transactions occurred in the past in the normal course of business between the Company and TWC. Such transactions included the purchase of goods and services and corporate costs for management support, office space, insurance and interest expense. No related party transactions occurred during fiscal years 2005 and 2004.
      The Company incurred the following expenses related to transactions with TWC in 2003 (in thousands):

Fiscal Year

General and administrative expenses	$1,750
Rent	501

$2,251

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

20.	Selected Quarterly Financial Data (Unaudited)
      The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First Quarter	Second Quarter

2005
Revenues	$148,255	$152,623
Operating income	$7,373	$7,588
Income from continuing operations	$2,391	$4,301
Income from discontinued operations, net of tax	$505	$173
Basic earnings per share
Income from continuing operations	$0.25	$0.45
Income from discontinued operations	$0.05	$0.02

Net income per share	$0.30	$0.47

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter

Diluted earnings per share
Income from continuing operations	$0.24	$0.43
Income from discontinued operations	$0.05	$0.02

Net income per share	$0.29	$0.45

		Fourth
	Third Quarter	Quarter(b)

Revenues	$147,148	$164,874
Operating income (loss)	$5,444	$(12,467)
Income (loss) from continuing operations	$510 (a)	$(1,323	)(c)
Income (loss) from discontinued operations, net of tax	$(67)	$516
Basic earnings per share
Income (loss) from continuing operations	$0.06	$(0.13)
Income (loss) from discontinued operations	$(0.01)	$0.05

Net income (loss) per share	$0.05	$(0.08)
Diluted earnings per share
Income (loss) from continuing operations	$0.05	$(0.13)
Income (loss) from discontinued operations	$(0.01)	$0.05

Net income (loss) per share	$0.04	$(0.08)

	First Quarter	Second Quarter

2004
Revenues	$140,837	$145,062
Operating income	$7,373	$9,992
Income from continuing operations	$1,899	$3,657
Income (loss) from discontinued operations, net of tax	$395	$(25)
Basic earnings per share
Income from continuing operations	$0.21	$0.39
Income from discontinued operations	$0.04	$0.00

Net income per share	$0.25	$0.39
Diluted earnings per share
Income from continuing operations	$0.20	$0.37
Income from discontinued operations	$0.04	$0.00

Net income per share	$0.24	$0.37

			Fourth
	Third Quarter		Quarter(e)

Revenues	$146,501		$161,594
Operating income	$13,785		$7,841
Income from continuing operations	$5,681	(d)	$5,926	(f)
Loss from discontinued operations, net of tax	$(46)		$(697)
Basic earnings per share
Income from continuing operations	$0.61		$0.62

THE GEO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fourth
	Third Quarter	Quarter(e)

Loss from discontinued operations	$(0.01)	$(0.07)
Net income per share	$0.60	$0.55
Diluted earnings per share
Income from continuing operations	$0.59	$0.60
Loss from discontinued operations	$(0.01)	$(0.07)
Net income per share	$0.58	$0.53

(a)	Includes a $4.3 million write-off for our Jena, Louisiana facility and a charge of approximately $1.4 million related to the write-off of deferred financing fees from the extinguishment of debt.

(b)	Includes operations of CSC from November 4, 2005 through January 1, 2006.

(c)	Includes a $20.9 million impairment charge for Michigan facility, a $6.5 million tax benefit in Australia and $2.0 million tax benefit in South Africa related to changes in law.

(d)	Includes a $4.2 million pre-tax reduction in our general liability, auto liability and worker’s compensation insurance reserves.

(e)	Includes 14 weeks of operations.

(f)	Includes a $3.0 million write-off for our Jena, Louisiana facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act), as of the end of the period covered by this report. On the basis of this review, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission, or the SEC, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
      It should be noted that the effectiveness of our system of disclosure controls and procedures is subject to certain limitations inherent in any system of disclosure controls and procedures, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Accordingly, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. As a result, by its nature, our system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Internal Control Over Financial Reporting
      (a) Management’s Annual Report on Internal Control Over Financial Reporting
      See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of January 1, 2006.
      (b) Attestation Report of the Registered Public Accounting Firm
      See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of January 1, 2006.
      (c) Changes in Internal Control over Financial Reporting
      Our management is responsible for reporting any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During fiscal year 2005, we made changes to our internal controls designed to address the material weaknesses in our internal control over financial reporting identified in our Form 10-K/ A for the year end January 2, 2005, filed on August 17, 2005. Due to these changes, all of the material weaknesses have been remediated. Other than these changes, management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III
Items 10, 11, 12, 13 and 14
      The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2006 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
PART IV

Item 15.	Exhibits, and Financial Statement Schedules
      (a) (1) Financial Statements.
      The following consolidated financial statements of GEO are filed under Item 8 of Part II of this report:
      Reports of Independent Registered Certified Public Accountants — Page 50
      Consolidated Balance Sheets — January 1, 2006 and January 2, 2005 — Page 54
      Consolidated Statements of Income — Fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 — Page 53
      Consolidated Statements of Cash Flows — Fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 — Page 55
      Consolidated Statements of Shareholders’ Equity and Comprehensive Income  — Fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 — Page 56
      Notes to Consolidated Financial Statements — Pages 57 through 89
      (2) Financial Statement Schedules.
      Schedule II — Valuation and Qualifying Accounts — Page 94
      All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.
      (3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/ A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	Director Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1/ A, filed on December 22, 1995)†
10.7	—	Senior Officer Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1/ A, filed on December 22, 1995)†
10.8	—	Form of Master Agreement to Lease between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-11/ A, filed on March 20, 1998)
10.9	—	Form of Lease Agreement between CPT Operating Partnership L.P. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-11/ A, filed on March 20, 1998)
10.10	—	Form of Right to Purchase Agreement between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-11/ A, filed on March 20, 1998)
10.11	—	Form of Option Agreement between the Company and CPT Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-11/ A, filed on March 20, 1998)
10.12	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.13	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004)†
10.14	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004)†
10.15	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.16	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†

Exhibit
Number		Description

10.17	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.18	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.19	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.20	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.21	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.22	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.23	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.24	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.25	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Donald H. Keens (incorporated herein by reference to Exhibit 10.25 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.26	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.27	—	Second Amended and Restated Credit Agreement, dated as of September 14, 2005, by and among The GEO Group, Inc., as Borrower, BNP Paribas, as Administrative Agent and Lead Arranger, Bank of America, N.A., as Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K, filed on September 21, 2005)
10.28	—	Asset Purchase Agreement, December 9, 2005, by and between GEO Care, Inc., a Florida corporation and Atlantic Shores Hospital, LLC*
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Ernst & Young LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ JOHN G. O’ROURKE

John G. O’Rourke
Senior Vice President of Finance &
Chief Financial Officer
Date: March 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 17, 2006

/s/ John G. O’Rourke John G. O’Rourke	Senior Vice President of Finance & Chief Financial Officer (principal financial officer)	March 17, 2006

/s/ Brian R. Evans Brian R. Evans	Chief Accounting Officer & Controller (principal accounting officer)	March 17, 2006

/s/ Wayne H. Calabrese Wayne H. Calabrese	Vice Chairman of the Board, President & Director	March 17, 2006

/s/ Norman A. Carlson Norman A. Carlson	Director	March 17, 2006

/s/ Anne N. Foreman Anne N. Foreman	Director	March 17, 2006

/s/ John M. Palms John M. Palms	Director	March 17, 2006

/s/ Richard H. Glanton Richard H. Glanton	Director	March 17, 2006

/s/ John M. Perzel John M. Perzel	Director	March 17, 2006

THE GEO GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period

	(In thousands)
YEAR ENDED JANUARY 1, 2006:
Allowance for doubtful accounts	$907	$—	$—	$(683)	$224
YEAR ENDED JANUARY 2, 2005:
Allowance for doubtful accounts	$954	$229	$—	$(276)	$907
YEAR ENDED December 28, 2003:
Allowance for doubtful accounts	$948	$170	$—	$(164)	$954
YEAR ENDED JANUARY 1, 2006:
Asset Replacement Reserve	$614	$290	$—	$(181)	$723
YEAR ENDED JANUARY 2, 2005:
Asset Replacement Reserve	$417	$465	$—	$(268)	$614
YEAR ENDED December 28, 2003:
Asset Replacement Reserve	$418	$296	$—	$(297)	$417