Form 10-Q
period 2006-04-02
GEO GROUP INC
filed 2006-05-08
CIK 923796

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2006
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
Yes ☐ No ☑
At May 1, 2006, 9,733,653 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
APRIL 2, 2006 AND APRIL 3, 2005
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Revenues	$185,881	$148,255
Operating expenses	153,746	125,813
Depreciation and amortization	5,664	3,668
General and administrative expenses	14,009	11,401

Operating income	12,462	7,373
Interest income	2,216	2,330
Interest expense	7,579	5,454

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	7,099	4,249
Provision for income taxes	2,693	1,723
Minority interest	(9)	(184)
Equity in earnings of affiliate, net of income tax expense (benefit) of $18 and $(16)	277	49

Income from continuing operations	4,674	2,391
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(65) and $187	(118)	505

Net income	$4,556	$2,896

Weighted-average common shares outstanding:
Basic	9,700	9,525

Diluted	10,034	10,002

Income per common share:
Basic:
Income from continuing operations	$0.48	$0.25
Income (loss) from discontinued operations	(0.01)	0.05

Net income per share-basic	$0.47	$0.30

Diluted:
Income from continuing operations	$0.46	$0.24
Income (loss) from discontinued operations	(0.01)	0.05

Net income per share-diluted	$0.45	$0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 2, 2006 AND JANUARY 1, 2006
(In thousands)

	April 2, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,169	$57,094
Restricted cash	10,633	8,882
Accounts receivable, less allowance for doubtful accounts of $224 and $224	137,468	127,612
Deferred income tax asset	19,756	19,755
Other current assets	12,366	15,826
Current assets of discontinued operations	6	123

Total current assets	236,398	229,292

Restricted Cash	20,317	17,484
Property and Equipment, Net	287,145	282,236
Assets Held for Sale	1,265	5,000
Direct Finance Lease Receivable	37,394	38,492
Goodwill and Other Intangible Assets, Net	56,780	52,127
Other Non Current Assets	14,680	14,880

	$653,979	$639,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$39,761	$27,762
Accrued payroll and related taxes	30,204	26,985
Accrued expenses	64,028	70,177
Current portion of deferred revenue	1,810	1,894
Current portion of capital lease obligations, long-term debt and non-recourse debt	12,399	8,441
Current liabilities of discontinued operations	1,216	1,260

Total current liabilities	149,418	136,519

Deferred Revenue	2,899	3,267
Deferred Tax Liability	2,121	2,085
Minority Interest	1,325	1,840
Other Non Current Liabilities	21,268	19,601
Capital Lease Obligations	17,262	17,072
Long-Term Debt	217,992	219,254
Non-Recourse Debt	126,245	131,279
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,723,653 and 21,691,143 issued and 9,723,653 and 9,691,143 outstanding	97	97
Additional paid-in capital	71,635	70,784
Retained earnings	176,221	171,666
Accumulated other comprehensive loss	(624)	(2,073)
Treasury stock 12,000,000 shares	(131,880)	(131,880)

Total shareholders’ equity	115,449	108,594

	$653,979	$639,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 2, 2006 AND APRIL 3, 2005
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Cash Flow from Operating Activities:
Income from continuing operations	$4,674	$2,391
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	5,664	3,668
Amortization of debt issuance costs	281	79
Stock-based compensation expense	177	—
Deferred tax liability (benefit)	(56)	534
Major maintenance reserve	57	41
Equity in earnings of affiliates, net of tax	(277)	(49)
Minority interests in earnings of consolidated entity	(515)	184
Tax benefit related to employee stock options	—	180
Changes in assets and liabilities
Accounts receivable	(10,180)	11,935
Other current assets	2,951	(8,024)
Other assets	(642)	1,928
Accounts payable and accrued expenses	5,764	(11,788)
Accrued payroll and related taxes	3,375	1,694
Deferred revenue	(452)	(461)
Other liabilities	636	351

Net cash provided by operating activities of continuing operations	11,457	2,663
Net cash provided by operating activities of discontinued operations	73	854

Net cash provided by operating activities	11,530	3,517

Cash Flow from Investing Activities:
Proceeds from sales of short-term investments	—	39,000
Purchases of short-term investments	—	(29,000)
Change in restricted cash	(4,666)	—
Proceeds from sale of assets	19	33
Capital expenditures	(7,432)	(1,841)

Net cash provided by (used in) investing activities	(12,079)	8,192

Cash Flow from Financing Activities:
Payments on long-term debt	(586)	(1,417)
Proceeds from the exercise of stock options	674	402

Net cash (used in) provided by financing activities	88	(1,015)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(464)	(564)

Net Increase (Decrease) in Cash and Cash Equivalents	(925)	10,130
Cash and Cash Equivalents, beginning of period	57,094	92,005

Cash and Cash Equivalents, end of period	$56,169	$102,135

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended January 1, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended April 2, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2006 for the fiscal year ended January 1, 2006, with the exception of the Company’s implementation of Financial Accounting Standards (“FAS”) No. 123(R) as discussed in Note 3 below. Certain amounts in the prior period have been reclassified to conform to the current presentation.
2. ACQUISITION
On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (“CSC”), a Florida-based provider of privatized jail, community corrections and alternative sentencing services. The allocation of purchase price at January 1, 2006 was preliminary. During the quarter ended April 2, 2006, the Company received information from its independent valuation specialists and finalized the purchase price allocation related to property and equipment, other assets and capital lease obligations. This information resulted in an increase in goodwill of $4.8 million. The purchase price allocations related to certain tax elections as well as certain exit activities are still tentative at this time and information that will enable the Company to finalize these items is expected to be received by the third quarter of 2006.
Additionally, in connection with the CSC acquisition and related sale of Youth Services International (“YSI”), the Company has determined that an adjustment will be made to the purchase price based on an unresolved matter relating to the closing balance sheet of YSI. The adjustment is expected to result in additional cash consideration to the Company and will reduce goodwill when finally determined, expected no later than the third quarter of 2006.
3. EQUITY INCENTIVE PLANS
On January 2, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” using the modified prospective method. FAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS No. 123(R), the Company will recognize compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 2, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The adoption of FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations, or earnings per share during the period. Financial statement disclosures relating to the Company’s various stock option plans under FAS 123(R) can be found in the Company’s annual report, which was filed with the Securities and Exchange Commission on March 17, 2006, for the year ended January 1, 2006.
Prior to January 2, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for all of the Company’s equity-based awards was measured under APB No. 25 on the date the shares were granted. Under APB No. 25, no compensation expense has been recognized for stock options.
During the thirteen weeks ended April 3, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of FAS No. 123, “Accounting for

Stock-based Compensation,” the Company’s net income and earnings per share would have been impacted as shown in the following table (in thousands, except per share data):

Thirteen Weeks Ended
April 3, 2005
Net income	$2,896
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(186)

Pro forma net income	$2,710
Basic earnings per share
As reported	$0.30
Pro forma	$0.28
Diluted earnings per share
As reported	$0.29
Pro forma	$0.27
     For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

Thirteen Weeks Ended
April 3, 2005
Risk free interest rates	3.96%
Expected lives	3.3 years
Expected volatility	39%
Expected dividend	—
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
A summary of the status of the Company’s stock option plans is presented below.

	April 2, 2006
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at beginning of period	1,407	$15.53		$
Granted	15	22.53
Exercised	33	20.75
Forfeited/Cancelled	33	22.65

Options outstanding at end of period	1,356	15.31	5.2	24,448

Options exercisable at end of period	1,233	$15.09	4.9	$22,496

     The weighted average grant date fair value of options granted during the thirteen weeks ended April 2, 2006 was $0.1 million.
     The total intrinsic value of options exercised during the thirteen weeks ended April 2, 2006 was $0.2 million.

The following table summarizes information about the stock options outstanding at April 2, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$7.88 - $7.88	2,000	4.1	$7.88	2,000	$7.88
$8.44 - $8.44	184,500	3.9	8.44	184,500	8.44
$9.30 - $9.30	172,500	4.9	9.30	172,500	9.30
$9.51 - $12.51	80,091	6.8	9.61	68,451	9.63
$14.00 - $14.00	182,182	7.1	14.00	132,732	14.00
$14.69 - $14.69	15,000	3.4	14.69	15,000	14.69
$15.40 - $15.40	264,000	5.9	15.40	264,000	15.40
$15.90 - $18.63	166,127	4.1	18.46	150,743	18.48
$20.25 - $23.00	135,800	5.0	22.29	108,654	22.14
$23.09 - $32.20	153,747	4.2	25.26	134,100	25.54

	1,355,947	5.2	$15.31	1,232,680	$15.09

The Company had 1,200 options available to be granted at April 2, 2006 under the aforementioned stock plans.
As of April 2, 2006, the Company had $1.9 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 7.6 years. Proceeds received from option exercises during the thirteen weeks ended April 2, 2006 were $0.7 million.
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
In New Zealand, the Company ceased operating the Auckland Central Remand Prison (“Auckland”) upon the expiration of the contract on July 13, 2005.
On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997 for approximately $11.5 million. The Company recognized a gain on the sale of this transaction of approximately $1.6 million or $1.0 million net of tax. The accompanying unaudited consolidated financial statements and notes reflect the operations of the DIMIA, Auckland and Atlantic Shores Hospital as discontinued operations. There were no cash flows from investing or financing activities for discontinued operations for the thirteen weeks ended April 2, 2006.
The following are the revenues related to DIMIA, Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Revenues—DIMIA	$—	$—
Revenues—Auckland	—	$3,797
Revenues—Atlantic Shores Hospital	—	$1,978

5. COMPREHENSIVE INCOME
     The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Net income	$4,556	$2,896
Change in foreign currency translation, net of income tax (expense) benefit of $(833), and $874, respectively	1,359	(1,338)
Minimum pension liability adjustment, net of income tax expense of $0, and $16, respectively	—	25
Unrealized gain on derivative instruments, net of income tax expense of $39, and $362, respectively	90	828

Comprehensive income	$6,005	$2,411

6. EARNINGS PER SHARE
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 2, 2006 and April 3, 2005 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Net income	$4,556	$2,896
Basic earnings per share:
Weighted average shares outstanding	9,700	9,525

Per share amount	$0.47	$0.30

Diluted earnings per share:
Weighted average shares outstanding	9,700	9,525
Effect of dilutive securities:
Employee and director stock options	334	477

Weighted average shares assuming dilution	10,034	10,002

Per share amount	$0.45	$0.29

Of 1,355,947 options outstanding at April 2, 2006, options to purchase 110,500 shares of the Company’s common stock, with exercise prices ranging from $25.06 to $32.20 per share and expiration dates between 2006 and 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,574,796 options outstanding at April 3, 2005, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 and an expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
     Changes in the Company’s goodwill balances for the thirteen weeks ended April 2, 2006 were as follows (in thousands):

		Goodwill resulting	Foreign
	Balance as of	from Business	Currency	Balance as of
	January 1, 2006	Combinations	Translation	April 2, 2006
Correction and detention facilities	$35,896	$5,107	$(12)	$40,991

Total Segments	$35,896	$5,107	$(12)	$40,991
     The goodwill increase of $4.8 million during the thirteen weeks ended April 2, 2006 is a result of the finalization of purchase price allocation related to property and equipment, other assets and capital lease obligations of the CSC acquisition.
     Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$15,050	7-20 years
Covenants not to compete	1,470	4 years

	$16,520
Less accumulated amortization	(731)

	$15,789

     Amortization expense was $0.4 million for the thirteen weeks ended April 2, 2006. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
8. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On September 14, 2005, the Company amended and restated its senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, (“LIBOR”) plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. The Company used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. As of April 2, 2006, the Company had borrowings of $74.6 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $46.5 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. As of April 2, 2006 the Company had $53.5 million available for borrowings under the revolving portion of the Senior Credit Facility.
Senior 8 1/4% Notes
     To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. The Company was in compliance with all of the covenants of the Indenture governing the notes as of April 2, 2006.
Non-Recourse Debt
South Texas Detention Complex:
In February 2004, CSC was awarded a contract by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) to develop and operate a 1,020 bed detention complex in Frio County Texas. South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5.0 million subordinated note to STLDC for initial development costs. The Company has determined that it is the primary beneficiary of STLDC and therefore, in accordance with FIN 46, has consolidated STLDC for accounting purposes. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. The bonds have a ten year term and are non-recourse to CSC and STLDC. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
Included in non-current restricted cash equivalents and investments is $10.9 million as of April 2, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $5.9 million as of April 2, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $39.0 million and $40.3 million as of April 2, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 2, 2006, was approximately $3.6 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd. (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of its prison in South Africa. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.8 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of the Senior Credit Facility.
The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.3 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not anticipate that such funding will ever be required by SACS. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. The Company has a liability of $0.6 million related to this exposure as of April 2, 2006 and January 1, 2006. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet.
At April 2, 2006, the Company also had outstanding seven letters of guarantee totaling approximately $5.4 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of April 2, 2006 and January 1, 2006 the fair value of the swaps totaled approximately $(2.2) million and $(1.1) million and is included in other non-current assets or liabilities and as an adjustment to the carrying value of the

Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended April 2, 2006.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of April 2, 2006 and January 1, 2006 was approximately $0.3 million and $0.4 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
9. COMMITMENTS AND CONTINGENCIES
     The Company owns the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. The Company operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, the Company leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated the Company’s management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. The Company believes that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, the Company filed a lawsuit against the State to enforce the Company’s rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against the Company and granted the Company leave to amend the complaint. The Company has filed an amended complaint and is proceeding with the lawsuit. The Company has reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
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

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Revenues:
Correction and detention facilities	$169,876	$136,339
Other	16,005	11,916

Total revenues	$185,881	$148,255

Depreciation and amortization:
Correction and detention facilities	$5,564	$3,600
Other	100	68

Total depreciation and amortization	$5,664	$3,668

Operating income:
Correction and detention facilities	$11,353	$7,276
Other	1,109	97

Total operating income	$12,462	$7,373

	Thirteen Weeks Ended
Pre-Tax Income Reconciliation	April 2, 2006	April 3, 2005
Total operating income from segment	$11,353	$7,276
Unallocated amounts:
Net interest expense	(5,363)	(3,124)
Other	1,109	97

Income before income taxes, equity in earnings of affiliates, Discontinued operations and minority interest	$7,099	$4,249

Sources of Revenue
     The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of mental health hospitals and from the construction and expansion of new and existing correctional, detention and mental health facilities. All of the Company’s revenue is generated from external customers.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Revenues:
Correction and detention facilities	$169,876	$136,339
Mental health	14,902	7,906
Construction	1,103	4,010

Total revenues	$185,881	$148,255

Equity in Earnings of Affiliate
     Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method. A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Statement of Operations Data
Revenues	$8,862	$8,383
Operating income	3,343	2,909
Net income (loss)	561	60
Balance Sheet Data
Current assets	10,728	12,684
Noncurrent assets	69,850	64,750
Current liabilities	4,477	3,610
Non current liabilities	71,895	73,616
Shareholders’ equity (deficit)	4,206	208
     SACS commenced operations in fiscal 2002. Total equity in undistributed loss for SACS before income taxes, for the thirteen weeks ended April 2, 2006 and April 3, 2005 was $0.6 million, and $0.0 million, respectively.
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
The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Service cost	$132	$109
Interest cost	244	136
Amortization of unrecognized net actuarial loss	36	30
Amortization of prior service cost	10	234

Net periodic benefit cost	$422	$509

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report and our earnings press release dated May 4, 2006 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and mental health residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, CentraCore Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
     We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.
FINANCIAL CONDITION
Reference is made to Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 1, 2006, filed with the SEC on March 17, 2006, for further discussion and analysis of information pertaining to our results of operations, liquidity and capital resources.
CRITICAL ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements on Form 10-K for the year ended January 1, 2006.
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
PROPERTY AND EQUIPMENT
     As of April 2, 2006, we had approximately $287.1 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight- line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
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
COMMITMENTS AND CONTINGENCIES
     We own the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. We operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated our management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. We believe that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, we filed a lawsuit against the State to enforce our rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against us and granted us leave to amend the complaint. We have filed an amended complaint and are proceeding with the lawsuit. We have reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
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
Comparison of Thirteen Weeks Ended April 2, 2006 and Thirteen Weeks Ended April 3, 2005

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$169,876	91.4%	$136,339	92.0%	$33,537	24.6%
Other	16,005	8.6%	11,916	8.0%	4,089	34.3%

Total	$185,881	100.0%	$148,255	100.0%	$37,626	25.4%

     The increase in revenues in the thirteen weeks ended April 2, 2006 (“First Quarter 2006”) compared to the thirteen weeks ended April 3, 2005 (“First Quarter 2005”) is primarily attributable to four items: (i) the acquisition in November 2005 of Correctional Services Corporation, referred to as CSC, increased revenues by $27.7 million; (ii) revenues increased approximately $2.7 million in First Quarter 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) Australian and South African revenues decreased approximately $0.2 million each. The weakening of the Australian dollar and South African Rand resulted in a decrease of $1.1 million, while higher occupancy rates and contractual adjustments for inflation accounted for an increase of $0.7 million; and (iv) domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
     The number of compensated resident days in domestic facilities increased to 3.5 million in First Quarter 2006 from 2.6 million in

First Quarter 2005. Compensated resident days in Australian and South African facilities during First Quarter 2006 remained consistent at 0.5 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our domestic, Australian and South African facilities combined was 100.5% of capacity in First Quarter 2006 compared to 99.0% in First Quarter 2005, excluding our vacant Michigan and Jena facilities.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$138,925	74.7%	$114,062	76.9%	$24,863	21.8%
Other	14,821	8.0%	11,751	7.9%	3,070	26.1%

Total	$153,746	82.7%	$125,813	84.9%	$27,933	22.2%

     Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in operating expenses primarily reflects the acquisition of CSC in November 2005. There was also an increase in utilities expense, which was offset by a decrease in health insurance. Operating expenses remained at a consistent percentage of revenues in First Quarter 2006 compared to First Quarter 2005.
Other
     Other primarily consists of revenues and related operating expenses associated with our mental health residential treatment and construction businesses. There was an increase of $7.0 million related to revenue from two new mental health facilities, the South Florida Evaluation & Treatment Center in Miami, Florida and the Fort Bayard Medical Center in Fort Bayard, New Mexico. The increase in 2006 is offset by approximately $2.9 million less construction revenue as compared to 2005. The construction revenue is related to our expansion of the South Bay Facility and the South Florida Evaluation & Treatment Center, two facilities that we manage. The expansion of South Bay was completed at the end of the second quarter of 2005, while the South Florida Evaluation & Treatment Center began in the fourth quarter of 2005.
Other Unallocated Operating Expenses
General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$14,009	7.5%	$11,401	7.7%	$2,608	22.9%
     General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained at a consistent percentage of revenues in First Quarter 2006 compared to First Quarter 2005. The increase in general and administrative costs relates to increases in direct labor costs due to increased headcount, travel, an increase in the bonus accrual due to an increase in earnings and an increase in professional fees.

Non Operating Expenses
Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,211	1.2%	$2,330	1.6%	$(119)	-5.1%
Interest Expense	$7,579	4.1%	$5,454	3.7%	$2,125	39.0%
     The decrease in interest income is primarily due to lower average invested cash balances. Interest income for 2006 and 2005 reflects income from interest rate swap agreements entered into September 2003 for our domestic operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of our outstanding senior unsecured 8 1/4% notes, referred to as the Notes, due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
     The increase in interest expense is primarily attributable to the refinancing of the term loan portion of our senior credit facility, referred to as the Senior Credit Facility, in connection with the completion of the CSC acquisition.
Provision for Income Taxes

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$2,693	1.4%	$1,723	1.2%	$970	56.3%
     The effective tax rate for First Quarter 2006 was 38% comparable to 39% in First Quarter 2005.
Liquidity and Capital Resources
     Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $100.0 million revolving portion of our Senior Credit Facility. As of April 2, 2006, we had $53.5 million available for borrowing under the revolving portion of the Senior Credit Facility.
     We incurred substantial indebtedness in connection with the acquisition of CSC on November 4, 2005 and the share purchase in 2003. As of April 2, 2006, we had $224.9 million of consolidated debt outstanding, excluding $141.2 million of non-recourse debt. As of April 2, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.4 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in our Form 10-K for the year ended January 1, 2006 filed on March 17, 2006. However, our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
     Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will not exceed $10.0 million during the next 12 months. We plan to fund these capital expenditures from cash from operations and/or borrowings under the Senior Credit Facility.

     We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives has indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
The Senior Credit Facility
     On September 14, 2005, we amended and restated our Senior Credit Facility, to consist of a $75 million, six-year term-loan initially bearing interest at LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility initially bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC, which closed on November 4, 2005 for approximately $62 million in cash plus deal-related costs. As of April 2, 2006, we had borrowings of $74.6 million outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $46.5 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility.
Senior 8 1/4% Notes
     To facilitate the completion of the purchase of the 12 million shares from Group 4 Falck, our former majority shareholder, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture.
Non-Recourse Debt
South Texas Detention Complex:
     In February 2004, CSC was awarded a contract by ICE to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5.0 million subordinated note to STLDC for initial development. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
     Included in non-current restricted cash equivalents and investments is $10.9 million as of April 2, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
     On June 30, 2003 CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which CSC completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to CSC and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to CSC.

     The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves.
     Included in non-current restricted cash equivalents and investments is $5.9 million as of April 2, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
     In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $39.0 million and $40.3 million as of April 2, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2006, was approximately $3.6 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees
     In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $9.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $1.1 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.
     We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $3.3 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
     In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.1 million commencing in 2017. We have a liability of $0.6 million related to this exposure as of April 2, 2006 and January 1, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility
     At April 2, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.4 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
     Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of April 2, 2006 and January 1, 2006, the fair value of the swaps totaled approximately $(2.2) million and $(1.1) million, respectively, and is included in other non-current assets and other non-current liabilities in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended April 2, 2006.
     Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of April 2, 2006 and January 1, 2006 was approximately $0.3 million and $0.4 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.

Cash Flows
Cash and cash equivalents as of April 2, 2006 were $56.2 million, a decrease of $0.9 million from January 1, 2006.
Cash provided by operating activities of continuing operations amounted to $11.5 million in the First Quarter 2006 versus cash provided by operating activities of continuing operations of $2.7 million in the First Quarter 2005. Cash provided by operating activities of continuing operations in First Quarter 2006 was positively impacted by an increase in accounts payable and accrued payroll and a decrease in other current assets. Cash provided by operating activities of continuing operations in First Quarter 2006 was negatively impacted by an increase in accounts receivable. Cash provided by operating activities of continuing operations in First Quarter 2005 was positively impacted by an increase in accrued payroll and a decrease in accounts receivable. Cash provided by operating activities of continuing operations in First Quarter 2005 was negatively impacted by an increase in other current assets and a decrease in accounts payable.
Cash used in investing activities amounted to $12.1 million in the First Quarter 2006 compared to cash provided by investing activities of $8.2 million in the First Quarter 2005. Cash used in investing activities in the First Quarter 2006 reflects capital expenditures of $7.4 million and an increase in restricted cash. Cash provided by investing activities in the First Quarter 2005 reflect sales of short term investments of $39.0 million and purchases of short term investments of $29.0 million. Capital expenditures amounted to $1.8 million.
Cash provided by financing activities in the First Quarter 2006 amounted to $0.1 million compared to cash used in financing activities of $1.0 million in the First Quarter 2005. Cash provided by financing activities in the First Quarter 2006 reflects proceeds received from the exercise of stock options of $0.7 million and payments on long-term debt of $0.6 million. Cash used in financing activities in the First Quarter 2005 reflect payments on long-term debt of $1.4 million and proceeds received from the exercise of stock options of $0.4 million.
Outlook
     The following discussion of our future performance contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K, the “Forward-Looking Statements — Safe Harbor,” as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue
     Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State recently cancelled our Baldwin Correctional Facility management contract based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2006. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2006 on favorable terms, or at all.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Monthly payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $74.6 million as of April 2, 2006, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $0.7 million.
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
We have entered into certain interest rate swap arrangements for hedging purposes, fixing the interest rate on our Australian non-

recourse debt to 9.7%. The difference between the floating rate and the swap rate on these instruments is recognized in interest expense within the respective entity. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point change in the current interest rate would not have a material impact on our financial condition or results of operations.
Foreign Currency Exchange Rate Risk
We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand currency exchange rates. Based upon our foreign currency exchange rate exposure at April 2, 2006, every 10 percent change in historical currency rates would have approximately a $2.3 million effect on our financial position and approximately a $0.2 million impact on our results of operations over the next fiscal year.
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
(b) Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the thirteen weeks ended April 2, 2006, there were no material changes to the risk factors previously disclosed in our Form 10-K, filed on March 17, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits —
31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K — The Company filed a Form 8-K, Item 8, on January 6, 2006. The Company filed a Form 8-K/A, Item 9, on January 20, 2006. The Company filed a Form 8-K, Item 5, on February 14, 2006. The Company filed a Form 8-K, Items 2 and 9, on March 17, 2006. The Company filed a Form 8-K, Items 4 and 9, on March 27, 2006. The Company filed a Form 8-K/A, Items 4 and 9, on March 31, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     THE GEO GROUP, INC.
Date: May 8, 2006

/s/ John G. O’Rourke

John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)