Form 10-Q
period 2006-07-02
GEO GROUP INC
filed 2006-08-11
CIK 923796

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-14260
The GEO Group, Inc.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of	65-0043078
incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700,
Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip code)
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
Yes ☐     No ☑
     At August 7, 2006, 21,972,002 shares of the registrant’s common stock were issued and 12,972,002 were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 2, 2006 AND JULY 3, 2005
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues	$208,688	$152,623	$394,569	$300,878
Operating expenses	172,415	128,717	326,161	254,530
Depreciation and amortization	6,024	3,645	11,688	7,313
General and administrative expenses	14,292	12,673	28,301	24,074

Operating income	15,957	7,588	28,419	14,961
Interest income	2,807	2,347	5,023	4,677
Interest expense	(7,829)	(5,340)	(15,408)	(10,794)
Write off of deferred financing fees from extinguishment of debt	(1,295)	(127)	(1,295)	(127)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	9,640	4,468	16,739	8,717
Provision (benefit) for income taxes	3,595	(393)	6,288	1,330
Minority interest	35	(175)	26	(359)
Equity in earnings (loss) of affiliate, net of income tax expense of $22, $206, $40 and $222	351	(385)	628	(336)

Income from continuing operations	6,431	4,301	11,105	6,692
Income (loss) from discontinued operations, net of tax expense (benefit) of $(61), $79, $(126) and $266	(113)	173	(231)	678

Net income	$6,318	$4,474	$10,874	$7,370

Weighted-average common shares outstanding:
Basic	10,442	9,550	10,071	9,538

Diluted	10,924	9,944	10,446	9,992

Income per common share:
Basic:
Income from continuing operations	$0.62	$0.45	$1.10	$0.70
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.07

Net income per share-basic	$0.61	$0.47	$1.08	$0.77

Diluted:
Income from continuing operations	$0.59	$0.43	$1.06	$0.67
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.07

Net income per share-diluted	$0.58	$0.45	$1.04	$0.74

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 2, 2006 AND JANUARY 1, 2006
(In thousands)

	July 2, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$98,716	$57,094
Restricted cash	13,299	8,882
Accounts receivable, less allowance for doubtful accounts of $476 and $224	144,485	127,612
Deferred income tax asset	19,755	19,755
Other current assets	13,105	15,826
Current assets of discontinued operations	6	123

Total current assets	289,366	229,292

Restricted Cash	17,471	17,484
Property and Equipment, Net	288,248	282,236
Assets Held for Sale	1,265	5,000
Direct Finance Lease Receivable	38,051	38,492
Goodwill and Other Intangible Assets, Net	55,051	52,127
Other Non Current Assets	13,369	14,880

	$702,821	$639,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,665	$27,762
Accrued payroll and related taxes	29,485	26,985
Accrued expenses	70,165	70,177
Current portion of deferred revenue	1,810	1,894
Current portion of capital lease obligations, long-term debt and non-recourse debt	12,058	8,441
Current liabilities of discontinued operations	1,263	1,260

Total current liabilities	162,446	136,519

Deferred Revenue	2,446	3,267
Deferred Tax Liability	1,724	2,085
Minority Interest	1,161	1,840
Other Non Current Liabilities	23,463	19,601
Capital Lease Obligations	17,019	17,072
Long-Term Debt	143,491	219,254
Non-Recourse Debt	127,101	131,279
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,972,002 and 21,691,143 issued and 12,972,002 and 9,691,143 outstanding	130	97
Additional paid-in capital	141,448	70,784
Retained earnings	182,539	171,666
Accumulated other comprehensive loss	(1,237)	(2,073)
Treasury stock 9,000,000 and 12,000,000 shares	(98,910)	(131,880)

Total shareholders’ equity	223,970	108,594

	$702,821	$639,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JULY 2, 2006 AND JULY 3, 2005
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005
Cash Flow from Operating Activities:
Income from continuing operations	$11,105	$6,692
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	11,688	7,313
Amortization of debt issuance costs	568	160
Amortization of unearned compensation	234	—
Stock-based compensation expense	257	—
Write-off of deferred financing fees	1,295	127
Deferred tax liability	24	1,157
Provision for doubtful accounts	262	—
Major maintenance reserve	102	125
Equity in earnings (losses) of affiliates, net of tax	(628)	336
Minority interests in earnings (losses) of consolidated entity	(679)	359
Income tax benefit of equity compensation	(643)	281
Changes in assets and liabilities
Accounts receivable	(17,289)	(9,432)
Other current assets	2,092	(8,798)
Other assets	(1,053)	2,258
Goodwill	1,311	—
Accounts payable and accrued expenses	21,000	(1,182)
Accrued payroll and related taxes	2,393	(62)
Deferred revenue	(841)	37
Other liabilities	824	714

Net cash provided by operating activities of continuing operations	32,022	85
Net cash provided by operating activities of discontinued operations	120	1,732

Net cash provided by operating activities	32,142	1,817

Cash Flow from Investing Activities:
Proceeds from sales of short-term investments	—	39,000
Purchases of short-term investments	—	(29,000)
Change in restricted cash	(4,353)	—
Proceeds from sale of assets	42	27
Capital expenditures	(13,883)	(4,189)

Net cash provided by (used in) investing activities	(18,194)	5,838

Cash Flow from Financing Activities:
Payments on long-term debt	(75,677)	(12,324)
Proceeds from the exercise of stock options	2,592	682
Income tax benefit of equity compensation	643	—
Proceeds from long-term debt	111	—
Proceeds from equity offering	99,941	—

Net cash (used in) provided by financing activities	27,610	(11,642)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	64	(1,691)

Net Increase (Decrease) in Cash and Cash Equivalents	41,622	(5,678)
Cash and Cash Equivalents, beginning of period	57,094	92,005

Cash and Cash Equivalents, end of period	$98,716	$86,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended January 1, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the twenty-six weeks ended July 2, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2006 for the fiscal year ended January 1, 2006, with the exception of the Company’s implementation of Financial Accounting Standards (“FAS”) No. 123(R) during the quarter ended April 2, 2006, as discussed in Note 4 below. Certain amounts in the prior period have been reclassified to conform to the current presentation.
2. EQUITY OFFERING
On June 12, 2006, the Company sold in a follow-on public offering 3,000,000 shares of its common stock at a price of $35.46 per share. All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and estimated expenses) were approximately $100 million. The Company utilized approximately $74.6 million of the proceeds to repay all outstanding debt under its term loan portion of its senior secured credit facility. See Note 9 Long Term Debt and Derivative Financial Instruments – The Senior Credit Facility for further discussion. In addition, the Company may use up to $5.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that are currently outstanding and exercisable, and which are due to expire within the next three years. The balance of the net proceeds, if any, will be used for general corporate purposes which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.
3. ACQUISITION
On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (“CSC”), a Florida-based provider of privatized corrections/detention, community corrections and alternative sentencing services. The allocation of the purchase price for this transaction at January 1, 2006 was preliminary. During the quarter ended April 2, 2006, the Company received information from its independent valuation specialists and finalized the purchase price allocation related to property and equipment, other assets and capital lease obligations. This information resulted in an increase in goodwill of $5.1 million. The purchase price allocations related to certain tax elections are still tentative at this time and information that will enable the Company to finalize these items is expected to be received by the third quarter of 2006.
Additionally, during the quarter ended July 2, 2006, in connection with the CSC acquisition and related sale of Youth Services International (“YSI”), the Company received approximately $1.3 million in additional sales proceeds based on an unresolved matter relating to the closing balance sheet of YSI. This reduced goodwill by $1.3 million. This matter is still not fully resolved and the Company expects an additional purchase price adjustment. This additional adjustment is expected to result in additional cash consideration to the Company and will further reduce goodwill when finally determined, expected no later than the third quarter of 2006.
4. EQUITY INCENTIVE PLANS
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

The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The adoption of FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations, or earnings per share during the twenty-six weeks ended July 2, 2006.
Prior to January 2, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. APB No. 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for all of the Company’s equity-based awards was measured under APB No. 25 on the date the shares were granted. Under APB No. 25, no compensation expense was recognized for stock options.
During the thirteen and twenty-six weeks ended July 3, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of FAS No. 123, “Accounting for Stock-based Compensation,” the Company’s net income and earnings per share would have been impacted as shown in the following table (in thousands, except per share data):

	Thirteen Weeks	Twenty-six
	Ended	Weeks Ended
	July 3, 2005	July 3, 2005
Net income:
As reported	$4,474	$7,370
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(267)

Pro forma net income	$4,395	$7,103

Basic earnings per share:
As reported	$0.47	$0.77

Pro forma	$0.46	$0.74

Diluted earnings per share:
As reported	$0.45	$0.74

Pro forma	$0.44	$0.71

For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Thirteen and Twenty-six
	Weeks Ended
	July 3, 2005
Risk free interest rates		3.96%
Expected lives	3.3	years
Expected volatility		39%
Expected dividend		—
The Company had three stock option plans at April 2, 2006: The Wackenhut Corrections Corporation 1994 Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan). The Company had 1,200 options available to be granted at July 2, 2006 under the Fourth Plan.
On May 4, 2006, the board of directors adopted and the shareholders approved The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant options or restricted shares to key employees and non-employee directors for up to 300,000 shares.
Under the Second Plan and Fourth Plan, the Company may grant options to key employees for up to 1,500,000 and 1,150,000 shares of common stock, respectively. Under the terms of these plans, the exercise price per share and vesting period is determined by the language of the plan. All options that have been granted under these plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% immediately for the Chief Executive Officer. All options under the Second Plan and Fourth Plan expire no later than ten years after the date of the grant.

Under the Third Plan, the Company may grant up to 110,000 shares of common stock to non-employee directors of the Company. Under the terms of this plan, options are granted at the fair market value of the common stock at the date of the grant, become exercisable immediately, and expire ten years after the date of the grant.
A summary of the status of the Company’s stock option plans is presented below.

	July 2, 2006
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	1,407	$15.53		$
Granted	16	22.00
Exercised	131	19.81
Forfeited/Canceled	36	22.68

Options outstanding at July 2, 2006	1,256	14.97	5.0	25,220

Options exercisable at July 2, 2006	1,167	$14.74	4.9	$23,702

For the three and six month period ending July 2, 2006, the amount of stock-based compensation expense was not material.
The weighted average grant date fair value of options granted during the twenty-six weeks ended July 2, 2006 was $0.1 million.
The total intrinsic value of options exercised during the twenty-six weeks ended July 2, 2006 was $1.8 million.
The following table summarizes information about the stock options outstanding at July 2, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 7.88 - $ 7.88	2,000	3.8	$7.88	2,000	$7.88
$ 8.44 - $ 8.44	174,500	3.6	8.44	174,500	8.44
$ 9.30 - $ 9.30	170,000	4.6	9.30	170,000	9.30
$ 9.51 - $11.95	77,091	6.6	9.57	65,451	9.58
$14.00 - $14.00	182,182	6.8	14.00	157,457	14.00
$14.69 - $14.69	15,000	3.2	14.69	15,000	14.69
$15.40 - $15.40	257,000	5.6	15.40	257,000	15.40
$15.90 - $18.63	147,627	4.0	18.46	132,243	18.48
$21.50 - $23.49	144,700	5.8	22.65	107,154	22.52
$25.06 - $32.20	86,000	2.7	26.29	86,000	26.29

	1,256,100	5.0	$14.97	1,166,805	$14.74

As of July 2, 2006, the Company had $1.6 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 7.5 years. Proceeds received from option exercises during the twenty-six weeks ended July 2, 2006 were $2.6 million.
Restricted Stock
As of July 2, 2006, the Company had granted 150,000 shares of non-vested restricted stock to key employees and non-employee directors. Restricted shares are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted during the quarter have a vesting period of four years, which begins one year from the date of grant. A summary of restricted stock issued as of July 2, 2006 and changes during the quarter ended July 2, 2006 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at April 2, 2006	—	$—
Granted	150,000	39.20
Vested	—	—
Forfeited/Canceled	(500)	39.20

Restricted stock outstanding at July 2, 2006	149,500	39.20

During the quarter ended July 2, 2006, the Company recognized $0.2 million of compensation expense related to the restricted shares and had $5.6 million of unrecognized compensation expense.
5. DISCONTINUED OPERATIONS
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
In New Zealand, the Company ceased operating the Auckland Central Remand Prison (“Auckland”) upon the expiration of the contract on July 13, 2005.
On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997 for approximately $11.5 million. The Company recognized a gain on the sale of the hospital of approximately $1.6 million, or $1.0 million net of tax. The accompanying unaudited consolidated financial statements and notes reflect the operations of the DIMIA, Auckland and Atlantic Shores Hospital as discontinued operations. There were no cash flows from investing or financing activities for discontinued operations for the twenty-six weeks ended July 2, 2006.
The following are the revenues related to DIMIA, Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues – DIMIA	$—	$—	$—	$—
Revenues – Auckland	$—	$3,368	$—	$7,165
Revenues – Atlantic Shores Hospital	$—	$2,188	$—	$4,166

6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$6,318	$4,474	$10,874	$7,370
Change in foreign currency translation, net of income tax (expense) benefit of ($76), $455, ($592) and $1,311, respectively	200	(712)	1,559	(2,050)
Minimum pension liability adjustment, net of income tax (expense) benefit of $0, $2, $0 and $(14), respectively	95	(2)	95	23
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $396, $127, $490 and $(235), respectively	(908)	(291)	(818)	537

Comprehensive income	$5,705	$3,469	$11,710	$5,880

7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earning per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 2, 2006 and July 3, 2005 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$6,318	$4,474	$10,874	$7,370
Basic earnings per share:
Weighted average shares outstanding	10,442	9,550	10,071	9,538

Per share amount	$0.61	$0.47	$1.08	$0.77

Diluted earnings per share:
Weighted average shares outstanding	10,442	9,550	10,071	9,538
Effect of dilutive securities:
Employee and director stock options	482	394	375	454

Weighted average shares assuming dilution	10,924	9,944	10,446	9,992

Per share amount	$0.58	$0.45	$1.04	$0.74

Thirteen Weeks
Of 1,256,100 options outstanding at July 2, 2006, there were no options that were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,551,783 options outstanding at July 3, 2005, options to purchase 26,000 shares of the Company’s common stock, with an exercise prices ranging from $26.13 to $32.20 per share and expiration dates between 2008 and 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Twenty-six Weeks
Of 1,256,100 options outstanding at July 2, 2006, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and expiration year of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 1,551,783 options outstanding at July 3, 2005, options to purchase 13,500 shares of the Company’s common stock, with an exercise price of $32.20 per share and expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Of 149,500 restricted shares outstanding at July 2, 2006, none were included in the computation of diluted EPS because their effect would be anti-dilutive.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the twenty-six weeks ended July 2, 2006 were as follows (in thousands):

		Goodwill resulting	Foreign
	Balance as of	from Business	Currency	Balance as of
	January 1, 2006	Combinations	Translation	July 2, 2006
Correction and detention facilities	$35,896	$3,796	$8	$39,700

Total Segments	$35,896	$3,796	$8	$39,700

The goodwill increase of $3.8 million during the twenty-six weeks ended July 2, 2006 is a result of a $5.1 million increase in goodwill as a result of the finalization of purchase price allocation related to property and equipment, other assets and capital lease obligations of the CSC acquisition during the first quarter of 2006 as well as a $1.3 million decrease in goodwill relating to additional proceeds received related to the sale of YSI during the second quarter of 2006.
Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$15,050	7-20 years
Covenants not to compete	1,470	4 years

	$16,520
Less accumulated amortization	(1,169)

	$15,351

Amortization expense was $0.9 million for the twenty-six weeks ended July 2, 2006. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
9. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On September 14, 2005, the Company amended and restated its senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, (“LIBOR”) plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. The Company used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. On June 13, 2006, the Company used approximately $74.6 million of the proceeds of the equity offering (see Note 2 Equity Offering) to repay all outstanding debt under its term loan portion of its senior secured credit facility. The Company wrote-off approximately $1.3 million of deferred financing fees related to this extinguishment of debt. As of July 2, 2006, the Company had no borrowings outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $46.3 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. As of July 2, 2006 the Company had $53.7 million available for borrowings under the revolving portion of the Senior Credit Facility.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. The Company was in compliance with all of the covenants of the Indenture governing the notes as of July 2, 2006.
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
Included in non-current restricted cash equivalents and investments is $9.2 million as of July 2, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $4.6 million as of July 2, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $40.0 million and $40.3 million as of July 2, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 2, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd. (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of its prison in South Africa. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.4 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $0.9 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of the Senior Credit Facility.
The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $2.8 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not anticipate that such funding will ever be required by SACS. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.2 million commencing in 2017. The Company has a liability of $0.6 million related to this exposure as of July 2, 2006 and January 1, 2006. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet.
At July 2, 2006, the Company also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 2, 2006 and January 1, 2006 the fair value of the swaps totaled approximately $(3.0) million and $(1.1) million and is included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended July 2, 2006.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of July 2, 2006 and January 1, 2006 was approximately $1.6 million and $0.4 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
10. COMMITMENTS AND CONTINGENCIES
The Company owns the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. The Company operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, the Company leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated the Company’s management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. The Company believes that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, the Company filed a lawsuit against the State to enforce the Company’s rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against the Company and granted the Company leave to amend the complaint. The Company has filed an amended complaint and is proceeding with the lawsuit. The Company reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
In 2005, the Company’s equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. During the Second Quarter 2006 the South African legislature has taken up a bill that once promulgated would have the effect of removing the exemption from taxation. All indications are that such new law would be effective beginning in 2007. The law change if enacted would impact the equity in earnings of affiliate beginning in 2007. Additionally, upon enactment of the new law, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of $2.3 million which may impact equity in earnings of affiliate during late 2006 or during 2007.
Legal
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the Company’s Australian subsidiary formerly operated pursuant to its discontinued operation. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, the Company received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights with respect to this matter. While the insurance provider has not quantified its damage claim and the outcome of this matter discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has accrued a reserve related to this claim based on its estimate of the most probable costs that may be incurred based on the facts and circumstances known to date, and the advice of its legal counsel.
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least $12,700,000 by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which the Company’s had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by GEO. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Company will continue to investigate this matter and intend to defend the Company’s rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believe that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.
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
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segment
The Company operates in one industry segment encompassing the development and management of privatized government institutions located in the United States, Australia, South Africa and the United Kingdom. The segment information presented in the prior periods has been reclassified to conform to the current presentation.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Correction and detention facilities	$175,622	$141,718	$345,498	$278,057
Other	33,066	10,905	49,071	22,821

Total revenues	$208,688	$152,623	$394,569	$300,878

Depreciation and amortization:
Correction and detention facilities	$5,879	$3,575	$11,423	$7,175
Other	145	70	245	138

Total depreciation and amortization	$6,024	$3,645	$11,688	$7,313

Operating income:
Correction and detention facilities	$14,714	$8,304	$26,067	$15,580
Other	1,243	(716)	2,352	(619)

Total operating income	$15,957	$7,588	$28,419	$14,961

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Pre-Tax Income Reconciliation	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Total operating income from segment	$14,714	$8,304	$26,067	$15,580
Unallocated amounts:
Net interest expense	(5,022)	(2,993)	(10,385)	(6,117)
Write off of deferred financing fees from extinguishment of debt	(1,295)	(127)	(1,295)	(127)
Other	1,243	(716)	2,352	(619)

Income before income taxes, equity in earnings of affiliates, Discontinued operations and minority interest	$9,640	$4,468	$16,739	$8,717

Sources of Revenue
The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of mental health hospitals and from the construction and expansion of new and existing correctional, detention and mental health facilities. All of the Company’s revenue is generated from external customers.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Correction and detention facilities	$175,622	$141,718	$345,498	$278,057
Residential treatment	15,530	7,917	30,432	15,823
Construction	17,536	2,988	18,639	6,998

Total revenues	$208,688	$152,623	$394,569	$300,878

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method.
A summary of financial data for SACS is as follows (in thousands):

	Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005
Statement of Operations Data
Revenues	$17,625	$14,037
Operating income	6,735	4,247
Net income (loss)	1,269	(510)
Balance Sheet Data
Current assets	13,554	9,575
Noncurrent assets	59,621	64,289
Current liabilities	4,628	3,495
Non current liabilities	64,294	74,644
Shareholders’ equity (deficit)	4,253	(4,275)
SACS commenced operations in fiscal 2002. Total equity in undistributed income (loss) for SACS before income taxes, for the twenty-six weeks ended July 2, 2006 and July 3, 2005 was $1.3 million, and $(0.2) million, respectively.
12. BENEFIT PLANS
During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.
The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$133	$109	$265	$218
Interest cost	64	135	308	271
Amortization of unrecognized net actuarial loss	36	31	72	61
Amortization of prior service cost	10	234	20	468

Net periodic benefit cost	$243	$509	$665	$1,018

13. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on the Company’s financial condition, results of operations, cash flows or disclosures.
14. SUBSEQUENT EVENTS
On August 10, 2006, the Company’s Board of Directors declared a 3-for-2 stock split of the Company’s common stock. The stock split will take effect on October 2, 2006 with respect to stockholders of record on September 15, 2006. Following the stock split, the Company’s shares outstanding will increase from 13.0 million to 19.5 million.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and our earnings press release dated August 10, 2006 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility with the owner of the property, CentraCore Properties Trust, or CPV;

•	our ability to accurately project the size and growth of the domestic and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
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
PROPERTY AND EQUIPMENT
As of July 2, 2006, we had $288.2 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight- line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended July 2, 2006. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
As of July 2, 2006, we also had $1.3 million in assets held for sale. These assets have been recorded at their net realizable value and depreciation has been discontinued.
IDLE LEASED FACILITIES
We have entered into ten year non-cancelable operating leases with CentraCore Properties Trust, or CPV, for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through 2016. In the event that our facility management contract for any of these leased facilities is terminated prior to the expiration of the then-current lease term, we would remain responsible for payments to CPV on the underlying lease. We will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, we will review our estimate for sublease income and record a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.
COMMITMENTS AND CONTINGENCIES
We own the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. We operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated our management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. We believe that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, we filed a lawsuit against the State to enforce our rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against us and granted us leave to amend the complaint. We have filed an amended complaint and are proceeding with the lawsuit. We reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
In 2005, our equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. During the Second Quarter 2006 the South African legislature has taken up a bill that once promulgated would have the effect of removing the exemption from taxation. All indications are that such new law would be effective beginning in 2007. The law change if enacted would impact the equity in earnings of affiliate beginning in 2007. Additionally, upon enactment of the new law, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of $2.3 million which may impact equity in earnings of affiliate during late 2006 or during 2007.

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
Comparison of Thirteen Weeks Ended July 2, 2006 and Thirteen Weeks Ended July 3, 2005

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$175,622	84.2%	$141,718	92.9%	$33,904	23.9%
Other	33,066	15.8%	10,905	7.1%	22,161	203.2%

Total	$208,688	100.0%	$152,623	100.0%	$56,065	36.7%

The increase in revenues in the thirteen weeks ended July 2, 2006 (“Second Quarter 2006”) compared to the thirteen weeks ended July 3, 2005 (“Second Quarter 2005”) is primarily attributable to five items: (i) the acquisition in November 2005 of Correctional Services Corporation, referred to as CSC, increased revenues by $29.1 million; (ii) revenues increased approximately $3.0 million in Second Quarter 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) Australian and South African revenues decreased approximately $1.4 million and $0.2 million, respectively. The weakening of the Australian dollar and South African Rand resulted in a decrease of $0.6 million, while lower occupancy rates accounted for a decrease of $1.0 million; (iv) revenues decreased approximately $4.6 million in Second Quarter 2006 as a result of the Michigan Correctional Facility contract termination; and (v) domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated resident days in domestic facilities increased to 3.4 million in Second Quarter 2006 from 2.7 million in Second Quarter 2005 due to the additional capacity of the acquired CSC facilities of 0.6 million. Compensated resident days in Australian and South African facilities during Second Quarter 2006 remained consistent at 0.5 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our domestic, Australian and South African facilities combined was 96.7% of capacity in Second Quarter 2006 compared to 99.4% in Second Quarter 2005, excluding our vacant Michigan and Jena facilities.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$140,762	67.5%	$117,165	76.8%	$23,597	20.1%
Other	31,653	15.1%	11,552	7.5%	20,101	174.0%

Total	$172,415	82.6%	$128,717	84.3%	$43,698	33.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in operating expenses primarily reflects the acquisition of CSC in November 2005. The increase in operating expenses also relates to the New Castle Correctional Facility, opened in January 2006, as well as general increases in labor costs and utilities. Operating expenses as a percentage of revenues decreased slightly in Second Quarter 2006 compared to Second Quarter 2005 due to higher occupancy and higher margins in certain facilities, such as San Diego, as well as the overall increase in revenue during the Second Quarter 2006.
Other
“Other” primarily consists of revenues and related operating expenses associated with our mental health/residential treatment and construction businesses. There was an increase in revenue of $7.6 million in our mental health/residential treatment business primarily related to revenue from two new facilities, the South Florida Evaluation & Treatment Center in Miami, Florida and the Fort Bayard Medical Center in Fort Bayard, New Mexico. There was also an increase in revenue in our construction business of approximately $14.5 million in Second Quarter 2006 as compared to Second Quarter 2005. The construction revenue is related to our expansion of the Moore Haven Facility and the new construction of the Graceville Facility, two facilities which we manage. Furthermore, approximately $13.3 million of operating expenses relates to the construction of the Graceville Facility. Offsetting this increase was the completion of the expansion of South Bay at the end of the second quarter of 2005, which represented $3.0 million of construction revenue during the thirteen week period ending July 3, 2005.

Other Unallocated Operating Expenses
General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$14,292	6.8%	$12,673	8.3%	$1,619	12.8%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $1.6 million in Second Quarter 2006 compared to Second Quarter 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during Second Quarter 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs of approximately $2.1 million as a result of increased administrative staff and higher estimated annual bonus payments under the Company’s incentive compensation plans due to an increase in earnings. There was also additional expense of $0.3 million related to amortization of deferred compensation and expensing of stock options. These increases were offset by a $0.7 million decrease in general corporate professional fees including legal and audit related expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,807	1.3%	$2,347	1.5%	$460	19.6%
Interest Expense	$7,829	3.8%	$5,340	3.5%	$2,489	46.6%
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
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR.
Provision (Benefit) for Income Taxes

	2006	% of Pre-tax	2005	% of Pre-tax
			(Dollars in thousands)
Income Taxes	$3,595	37.3%	$(393)	(8.8)%
The income tax expense is based on an estimated annual effective tax rate for Second Quarter 2006 of 38% and was comparable to 39% in Second Quarter 2005. Additionally, during Second Quarter 2006 the Company received certain state income tax refunds that were not previously benefited, whereas during Second Quarter 2005 the Company recognized an additional tax benefit of $1.7 million related to the American Jobs Creation Act of 2004.
Comparison of Twenty-six Weeks Ended July 2, 2006 and Twenty-six Weeks Ended July 3, 2005

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
Correctional and Detention Facilities	$345,498	87.6%	$278,057	92.4%	$67,441	24.3%
Other	49,071	12.4%	22,821	7.6%	26,250	115.0%

Total	$394,569	100.0%	$300,878	100.0%	$93,691	31.1%

The increase in revenues in the twenty-six weeks ended July 2, 2006 (“First Half 2006”) compared to the twenty-six weeks ended July 3, 2005 (“First Half 2005”) is primarily attributable to five items: (i) the acquisition in November 2005 of Correctional Services Corporation, referred to as CSC, increased revenues by $56.8 million; (ii) revenues increased approximately $5.7 million in First Half 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) Australian and South African revenues decreased approximately $1.7 million and $1.1 million, respectively. The weakening of the Australian dollar and South African Rand resulted in a decrease of $1.7 million, while lower occupancy rates accounted for a decrease of $1.1 million; (iv) revenues decreased approximately $9.3 million in First Half 2006 as a result of the Michigan Correctional Facility contract termination; and (v) domestic revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated resident days in domestic facilities increased to 6.7 million in First Half 2006 from 5.3 million in First Half 2005 due to the additional capacity of the acquired CSC facilities of 1.1 million. Compensated resident days in Australian and South African facilities during First Half 2006 remained consistent at 1.0 million for the comparable periods. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our domestic, Australian and South African facilities combined was 96.4% of capacity in First Half 2006 compared to 99.2% in First Half 2005, excluding our vacant Michigan and Jena facilities.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expenses
Correctional and Detention Facilities	$279,687	70.9%	$231,227	76.9%	$48,460	21.0%
Other	46,474	11.8%	23,303	7.7%	23,171	99.4%

Total	$326,161	82.7%	$254,530	84.6%	$71,631	28.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in operating expenses primarily reflects the acquisition of CSC. The increase in operating expenses relates to the New Castle Correctional Facility, opened in January 2006, as well as general increases in labor costs and utilities. Operating expenses as a percentage of revenues decreased slightly in First Half 2006 compared to First Half 2005 due to higher occupancy and higher margins in certain facilities, such as San Diego, as well as the overall increase in revenue during the First Half 2006.
Other
“Other” primarily consists of revenues and related operating expenses associated with our mental health/residential treatment and construction businesses. There was an increase in revenue of $14.6 million in our mental health/residential treatment business primarily related to revenue from two new facilities, the South Florida Evaluation & Treatment Center in Miami, Florida and the Fort Bayard Medical Center in Fort Bayard, New Mexico. There was also an increase in revenue in our construction business of approximately $11.6 million in First Half 2006 as compared to First Half 2005. The construction revenue is related to our expansion of the Moore Haven Facility and the new construction of the Graceville Facility, two facilities which we are under contract to manage. Furthermore, approximately $13.3 million of operating expenses relates to the construction of the Graceville Facility. Offsetting this increase was the completion of the expansion of South Bay at the end of the second quarter of 2005, which represented $7.0 million of construction revenue during the thirteen week period ending July 3, 2005.

Other Unallocated Operating Expenses
General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$28,301	7.2%	$24,074	8.0%	$4,227	17.6%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.2 million in First Half 2006 compared to First Half 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during First Half 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs of approximately $3.1 million as a result of increased headcount of administrative staff and higher estimated annual bonus payments under the Company’s incentive compensation plans due to an increase in earnings. There was also additional expense of $0.5 million related to amortization of deferred compensation and expensing of stock options. These increases were offset by a $0.4 million decrease in general corporate professional fees including legal and audit related expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,023	1.3%	$4,677	1.6%	$346	7.4%
Interest Expense	$15,408	3.9%	$10,794	3.6%	$4,614	42.7%
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
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR.
Provision for Income Taxes

	2006	% of Pre-tax	2005	% of Pre-tax
			(Dollars in thousands)
Income Taxes	$6,288	37.6%	$1,330	15.3%
The income tax expense is based on an estimated effective annual tax rate for First Half 2006 of 38% and was comparable to 39% in First Half 2005. Additionally, during First Half 2006 the Company received certain state income tax refunds that were not previously benefited, whereas during the First Half 2005 the Company recognized an additional tax benefit of $1.7 million related to the American Jobs Creation Act of 2004.
Liquidity and Capital Resources
Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $100.0 million revolving portion of our Senior Credit Facility. As of July 2, 2006, we had $53.7 million available for borrowing under the revolving portion of the Senior Credit Facility.
We incurred substantial indebtedness in connection with the acquisition of CSC on November 4, 2005 and the share purchase in 2003.

As of July 2, 2006, we had $150.4 million of consolidated debt outstanding, excluding $142.2 million of non-recourse debt. As of July 2, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in our Form 10-K for the year ended January 1, 2006 filed on March 17, 2006. However, our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will be in the range of $38 million to $42 million during the next 12 months, including approximately $28 million for the expansion of our Val Verde facility. We plan to fund these capital expenditures from cash from operations and/or borrowings under the Senior Credit Facility.
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
The Senior Credit Facility
On September 14, 2005, we amended and restated our Senior Credit Facility, to consist of a $75 million, six-year term-loan bearing interest at LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. On June 13, 2006, we used approximately $74.6 million of the proceeds of the equity offering (see Note 2 Capital Stock) to repay all outstanding debt under our term loan portion of our senior secured credit facility. We wrote-off approximately $1.3 million in deferred financing fees related to this extinguishment of debt. As of July 2, 2006, we had no borrowings outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $46.3 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. As of July 2, 2006 we had $53.7 million available for borrowings under the revolving portion of the Senior Credit Facility.
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
Included in non-current restricted cash equivalents and investments is $9.2 million as of July 2, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $4.6 million as of July 2, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $40.0 million and $40.3 million as of July 2, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 2, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.4 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $0.9 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $2.8 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.2 million commencing in 2017. We have a liability of $0.6 million related to this exposure as of July 2, 2006 and January 1, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
At July 2, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 2, 2006 and January 1, 2006, the fair value of the swaps totaled approximately $(3.0) million and $(1.1) million, respectively, and is included in other non-current assets and other non-current liabilities in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended July 2, 2006.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap liability as of July 2, 2006 and January 1, 2006 was approximately $1.6 million and $0.4 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
Cash Flows
Cash and cash equivalents as of July 2, 2006 were $98.7 million, an increase of $41.6 million from January 1, 2006.
Cash provided by operating activities of continuing operations amounted to $32.0 million in the First Half 2006 versus cash provided by operating activities of continuing operations of $0.1 million in the First Half 2005. Cash provided by operating activities of continuing operations in First Half 2006 was positively impacted by an increase in accounts payable and accrued payroll and a decrease in other current assets. Cash provided by operating activities of continuing operations in First Half 2006 was negatively impacted by an increase in accounts receivable and deferred revenue. Cash provided by operating activities of continuing operations in First Half 2005 was positively impacted by an increase in other assets and other liabilities. Cash provided by operating activities of continuing operations in First Half 2005 was negatively impacted by an increase in accounts receivable and other current assets and a decrease in accounts payable and accrued expenses.
Cash used in investing activities amounted to $18.2 million in the First Half 2006 compared to cash provided by investing activities of

$5.8 million in the First Half 2005. Cash used in investing activities in the First Half 2006 reflects capital expenditures of $13.8 million and a decrease in restricted cash. Cash provided by investing activities in the First Half 2005 reflect sales of short term investments of $39.0 million and purchases of short term investments of $29.0 million. Capital expenditures for the First Half 2005 amounted to $4.2 million.
Cash provided by financing activities in the First Half 2006 amounted to $27.6 million compared to cash used in financing activities of $11.6 million in the First Half 2005. Cash provided by financing activities in the First Half 2006 reflects proceeds received from an equity offering of $99.9 million and proceeds received from the exercise of stock options of $2.6 million. Cash used by financing activities in the First Half 2006 related to payments on long-term debt of $75.7 million. Cash used in financing activities in the First Half 2005 reflect payments on long-term debt of $12.3 million and proceeds received from the exercise of stock options of $0.6 million.
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
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State recently cancelled our Michigan Facility management contract based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2006. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2006 on favorable terms, or at all. Further, it is not possible to accurately predict the continued high level of interest in, or willingness of the federal government to fund, increased security at our country’s borders.
Internationally, in the United Kingdom, we recently won our first contract since re-establishing operations. We believe that additional opportunities will become available in that market and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk. In South Africa, we continue to promote government procurements for the private development and operation of one or more correctional facilities in the near future. We expect to bid on any suitable opportunities.
With respect to our mental health/residential treatment services business conducted through our wholly-owned subsidiary, GEO Care, Inc., we are currently pursuing a number of business development opportunities. In addition, we continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2005, operating expenses totaled approximately 88.1% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2006 will be impacted by several factors. First, we could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $3.4 million in fiscal year 2005 and are now reflected in our current actuarial projections are a result of improved claims experience and loss development as compared to our results under our prior insurance program. Second, we may experience a reduction in employee healthcare costs following adjustments to our employee healthcare program in November 2005 intended to reduce costs relating to additional claims expense and increased reserve requirements. These potential reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our proposed Clayton facility in New Mexico, our Lawton, Oklahoma prison expansion and our Florence West expansion project in Arizona. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.

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
Presently, as a fully independent public company, we believe that we have a number of avenues available to us to raise capital for the development of new facilities, including the equity markets, bank debt, corporate bonds and government sponsored, non-recourse bonds similar to those involved in several of our new facilities under development. All of these financial avenues currently provide a lower cost of capital than our present lease rates with CPV, which are approximately 12 percent at this time. Accordingly, we believe that we have a duty to our shareholders to seek the most cost-effective available sources of capital in order to best manage and grow the company. That duty has led us to make a number of decisions.
Our first decision is to not renew GEO’s 15-year Right to Purchase Agreement with CPV when it expires in 2013, thus eliminating our obligation to provide CPV with the right to acquire future company-owned facilities that are covered by that agreement. Second, we do not anticipate developing any new projects using CPV financing. We expect that for the foreseeable future we will be able to achieve a lower cost of capital by accessing development capital through government sponsored, non-recourse bond financing or other third party financing. Third, with regard to the Jena, Louisiana facility, unless we find a new client in the very near future allowing us to reactivate the facility on a profitable basis, we will not renew that lease, which is scheduled to expire in January 2010, and we will no longer be required to make the annual lease payment of approximately $2.1 million dollars after that date.
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
We have acquired property in close proximity to several of the properties leased from CPV and are researching available sites near the other CPV leased properties. These steps have put us in a position to conduct a comprehensive review of government sponsored, non-recourse financing and third-party ownership alternatives that may be available to us with respect to the Expiring Leases. It is possible that we may elect to not exercise our exclusive option to renew certain of the Expiring Leases upon their expiration in favor of the construction and development through government sponsored, non-recourse bonds or other third party financing of new replacement facilities in close proximity to the facilities covered by the Expiring Leases. In such cases, with our customers’ approval, we would transition our contracted inmate population to the new facilities prior to the expiration of the Expiring Leases in April 2008.
We believe that these decisions with respect to our relationship with CPV will best serve our shareholders’ interests and allow us to better manage and grow our company by accessing the lowest cost of capital available to us.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We have recently incurred increasing general and administrative costs including increased costs associated with increases in business development costs, professional fees and travel costs, primarily relating to our mental health/residential treatment services business. We expect this trend to continue as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health/residential treatment services business. We also plan to continue expending resources on the evaluation of potential acquisition targets.
Recent Accounting Developments
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this interpretation will have on our financial condition, results of operations, cash flows or disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. As of July 2, 2006, there were no amounts outstanding, as we used approximately $74.6 million of the proceeds of the equity offering to repay all outstanding debt under our term loan portion of our senior secured credit facility.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand and the U.K. pound currency exchange rates. Based upon our foreign currency exchange rate exposure at July 2, 2006, every 10 percent change in historical currency rates would have approximately a $2.5 million effect on our financial position and approximately a $0.4 million impact on our results of operations over the next fiscal year.
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
THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, we received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights with respect to this matter. However, although the insurance provider has not quantified its damage claim and the outcome of this matter cannot be predicted with certainty, based on information known to date, and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have accrued a reserve related to the claim based on our estimate of the most probable amount of costs that may be incurred based on the facts and circumstances known to date and the advice of our legal counsel.
On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, we and CCA overbilled the State of Florida by an amount of at least $12,700,000 by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which we operate in Florida, (ii) our staffing patterns in filling vacant security positions at those facilities, and (iii) our alleged failure to meet the conditions of certain waivers granted to us by the State of Florida from the payment of liquidated damages penalties relating to our staffing patterns at those facilities. The portion of the complaint relating to us arises out of our operations at our South Bay and Moore Haven correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that we and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by GEO. Although this determination is not dispositive of the recently initiated litigation, we believe it supports our position that we have valid defenses in this matter. We will continue to investigate this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to us, we believe that this matter, if settled unfavorably to us, could have a material adverse effect on our financial condition and results of operations.
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
ITEM 1A. RISK FACTORS
Other than as set forth below, during the twenty-six weeks ended July 2, 2006, there were no material changes to the risk factors previously disclosed in our Form 10-K, for the year ended January 1, 2006, filed on March 17, 2006.
The restructuring of our relationship with CPV may have material adverse consequences.
     We recently announced our intention to restructure our relationship with CPV, from whom we lease eleven of our correctional and detention facilities, in an effort to reduce our cost of capital for those facilities. At the same time, we announced several key decisions that we have made with respect to our relationship with CPV. For a detailed discussion of those decisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Operating Expenses.”
     The restructuring of our relationship poses several risks. First, with respect to seven of our leases with CPV which are scheduled to expire in April 2008, referred to as the Expiring Leases, we are in the process of conducting a comprehensive review of the possibility of developing replacement facilities in close proximity to the facilities covered by the Expiring Leases as a potential alternative to exercising our exclusive option to renew the Expiring Leases. We may not be able to successfully develop replacement facilities acceptable to our government customers in sites proximate to those covered by the Expiring Leases. If we do not develop replacement facilities, we may be forced to renew some or all of the Expiring Leases, potentially on terms less favorable to us than currently apply, which could have a dilutive impact on our earnings. Even if we are able to successfully develop replacement facilities, we cannot assure that such development will be completed prior to the expiration of the Expiring Leases, or at a cost of capital that is lower than that which CPV currently provides us. Further, if we opt not to renew some or all of the Expiring Leases, CPV may lease the facilities we vacate to our competitors or directly to some of our government customers, which may cause us to either lose some of our facility management contracts or to reduce our margins in order to retain contracts.
     With respect to the Right to Purchase Agreement between us and CPV, CPV has claimed that the agreement gives it the right to acquire certain of the facilities now under our management as a result of the CSC acquisition. We do not believe that the Right to Purchase Agreement gives CPV the right to acquire any of the facilities involved in the CSC acquisition and intend to vigorously defend our rights with respect to those facilities. Nevertheless, in the event that CPV were to successfully establish a claim to those facilities, or to any other facilities that we may operate in the future, we may be forced to sell and lease back such facilities from CPV. Any such leasebacks could be completed at rates that are higher than those which we currently pay to use the same facilities. Any future sale/leaseback transactions with CPV at higher than then prevailing market rates or our then current costs could have a material adverse impact on financial condition and our results of operations. The restructuring of our relationship with CPV could also have unintended consequences, including causing litigation between us and CPV, which could be costly and have a negative impact on our stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual shareholders meeting was held on May 4, 2006 in Boca Raton, Florida. The following is a summary of matters voted on by the shareholders.
1. Election of Directors

	Votes For	Votes Withheld
Wayne H. Calabrese	9,163,574	43,309
Norman A. Carlson	9,162,942	43,941
Anne N. Foreman	9,165,863	41,020
Richard H. Glanton	9,024,920	181,963
John M. Palms	9,074,527	132,356
John M. Perzel	9,166,313	40,570
George C. Zoley	9,155,574	51,309
2. Ratification of Grant Thornton LLP as Independent Certified Public Accountants

For	Against	Abstain	Broker Non-Vote
9,199,398	5,589	1,896	501,131
3. Approval of The GEO Group Inc. 2006 Incentive Plan

For	Against	Abstain	Broker Non-Vote
7,403,225	511,338	54,908	1,738,543
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits —
31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K — The Company filed a Form 8-K, Items 2 and 9, on May 10, 2006. The Company filed a Form 8-K, Items 8 and 9, on June 1, 2006. The Company filed a Form 8-K, Items 1, 8 and 9, on June 8, 2006. The Company filed a Form 8-K, Items 8 and 9, on June 19, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GEO GROUP, INC.
Date: August 11, 2006

/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)