Form 10-Q
period 2006-10-01
GEO GROUP INC
filed 2006-11-09
CIK 923796

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____________ to _____________
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
Large accelerated filer ☐      Accelerated filer ☑      Non accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
At November 6, 2006, 32,819,428 shares of the registrant’s common stock were issued and 19,319,428 were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
OCTOBER 1, 2006 AND OCTOBER 2, 2005
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues	$218,909	$147,148	$613,478	$448,026
Operating expenses	181,771	126,371	507,932	380,901
Depreciation and amortization	6,080	3,614	17,768	10,927
General and administrative expenses	14,073	11,719	42,374	35,793

Operating income	16,985	5,444	45,404	20,405
Interest income	2,783	2,196	7,806	6,873
Interest expense	(6,587)	(5,300)	(21,995)	(16,094)
Write off of deferred financing fees from extinguishment of debt	—	(1,233)	(1,295)	(1,360)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	13,181	1,107	29,920	9,824
Provision for income taxes	4,854	551	11,142	1,881
Minority interest	(71)	(181)	(45)	(540)
Equity in earnings (loss) of affiliate, net of income tax expense of $15, $20, $55 and $41	410	135	1,038	(201)

Income from continuing operations	8,666	510	19,771	7,202
Income (loss) from discontinued operations, net of tax expense (benefit) of $(13), $15, $(139) and $281	(24)	(67)	(255)	611

Net income	$8,642	$443	$19,516	$7,813

Weighted-average common shares outstanding:
Basic	19,263	14,376	16,493	14,330

Diluted	20,010	15,009	17,124	14,996

Income per common share:
Basic:
Income from continuing operations	$0.45	$0.04	$1.20	$0.51
Income (loss) from discontinued operations	0.00	(0.01)	(0.02)	0.04

Net income per share-basic	$0.45	$0.03	$1.18	$0.55

Diluted:
Income from continuing operations	$0.43	$0.03	$1.15	$0.48
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.04

Net income per share-diluted	$0.43	$0.03	$1.14	$0.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2006 AND JANUARY 1, 2006
(In thousands, except share data)

	October 1, 2006	January 1, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$100,163	$57,094
Restricted cash	19,220	8,882
Accounts receivable, less allowance for doubtful accounts of $471 and $224	150,152	127,612
Deferred income tax asset	19,755	19,755
Other current assets	14,448	15,826
Current assets of discontinued operations	—	123

Total current assets	303,738	229,292

Restricted Cash	14,441	17,484
Property and Equipment, Net	275,646	282,236
Assets Held for Sale	1,265	5,000
Direct Finance Lease Receivable	37,716	38,492
Goodwill and Other Intangible Assets, Net	54,620	52,127
Other Non Current Assets	15,903	14,880

	$703,329	$639,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,320	$27,762
Accrued payroll and related taxes	29,831	26,985
Accrued expenses	70,970	70,177
Current portion of deferred revenue	2,014	1,894
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,252	8,441
Current liabilities of discontinued operations	1,251	1,260

Total current liabilities	159,638	136,519

Deferred Revenue	1,994	3,267
Deferred Tax Liability	2,793	2,085
Minority Interest	1,140	1,840
Other Non Current Liabilities	20,907	19,601
Capital Lease Obligations	16,823	17,072
Long-Term Debt	144,897	219,254
Non-Recourse Debt	121,840	131,279
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 32,818,428 and 32,536,715 issued and 19,318,428 and 14,536,715 outstanding	130	97
Additional paid-in capital	140,099	70,784
Retained earnings	191,181	171,666
Accumulated other comprehensive gain/(loss)	797	(2,073)
Treasury stock 13,500,000 and 18,000,000 shares	(98,910)	(131,880)

Total shareholders’ equity	233,297	108,594

	$703,329	$639,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
OCTOBER 1, 2006 AND OCTOBER 2, 2005
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005
Cash Flow from Operating Activities:
Income from continuing operations	$19,771	$7,202
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	17,768	10,927
Amortization of debt issuance costs	880	243
Amortization of unearned compensation	601	—
Stock-based compensation expense	317	—
Write-off of deferred financing fees	1,295	1,360
Deferred tax liability	32	1,045
Provision for doubtful accounts	262	39
Major maintenance reserve	171	190
Equity in earnings (losses) of affiliates, net of tax	(1,038)	201
Minority interests in earnings (losses) of consolidated entity	(700)	540
Income tax benefit of equity compensation	(1,660)	543
Changes in assets and liabilities
Accounts receivable	(23,178)	(4,265)
Other current assets	500	(4,957)
Other assets	(2,850)	(2,871)
Accounts payable and accrued expenses	13,002	(720)
Accrued payroll and related taxes	2,756	(13)
Deferred revenue	(1,075)	(471)
Other liabilities	3,097	1,260

Net cash provided by operating activities of continuing operations	29,951	10,253
Net cash provided by operating activities of discontinued operations	114	1,800

Net cash provided by operating activities	30,065	12,053

Cash Flow from Investing Activities:
Proceeds from sales of short-term investments	—	39,000
Purchases of short-term investments	—	(29,000)
Change in restricted cash	(7,295)	(30,621)
YSI purchase price adjustment	1,311	—
Sale of assets	19,345	12
Capital expenditures	(25,812)	(10,173)

Net cash used in investing activities	(12,451)	(30,782)

Cash Flow from Financing Activities:
Payments on long-term debt	(76,140)	(52,740)
Proceeds from the exercise of stock options	3,759	2,179
Income tax benefit of equity compensation	1,660	—
Proceeds from long-term debt	111	75,000
Repurchase of stock options from employees and directors	(3,955)	—
Proceeds from equity offering, net	99,936	—

Net cash provided by financing activities	25,371	24,439

Effect of Exchange Rate Changes on Cash and Cash Equivalents	84	(761)

Net Increase in Cash and Cash Equivalents	43,069	4,949
Cash and Cash Equivalents, beginning of period	57,094	92,005

Cash and Cash Equivalents, end of period	$100,163	$96,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended January 1, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirty-nine weeks ended October 1, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2006 for the fiscal year ended January 1, 2006, with the exception of the Company’s implementation of Financial Accounting Standards (“FAS”) No. 123(R) during the quarter ended April 2, 2006, as discussed in Note 5 below. Certain amounts in the prior period have been reclassified to conform to the current presentation.
2. EQUITY OFFERING
On June 12, 2006, the Company sold in a follow-on public offering 3,000,000 shares of its common stock at a price of $35.46 per share (4,500,000 shares of its common stock at a price of $23.64 reflecting the 3 for 2 stock split as discussed in Note 4). All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and estimated expenses) were approximately $100 million. On June 13, 2006, the Company utilized approximately $74.6 million of the proceeds to repay all outstanding debt under its term loan portion of its senior secured credit facility. See Note 10 Long Term Debt and Derivative Financial Instruments — The Senior Credit Facility for further discussion. In addition, on August 11, 2006, the Company used $4.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that were currently outstanding and exercisable, and which were due to expire within the next three years. See Note 5 Equity Incentive Plans for further discussion. The balance of the net proceeds will be used for general corporate purposes which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.
3. ACQUISITION
On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (“CSC”), a Florida-based provider of privatized corrections/detention, community corrections and alternative sentencing services. The allocation of the purchase price for this transaction at January 1, 2006 was preliminary. During the quarter ended April 2, 2006, the Company received information from its independent valuation specialists and finalized the purchase price allocation related to property and equipment, other assets and capital lease obligations. This information resulted in an increase in goodwill of $5.1 million. The purchase price allocations related to certain tax elections made during the quarter are still tentative at this time and information that will enable the Company to finalize these items is expected to be received in the fourth quarter of 2006.
Additionally, during the quarter ended July 2, 2006, in connection with the CSC acquisition and related sale of Youth Services International (“YSI”), the Company received approximately $1.3 million in additional sales proceeds based on an unresolved matter relating to the closing balance sheet of YSI. This reduced goodwill by $1.3 million. This matter has subsequently been resolved and will not result in an additional purchase price adjustment.
4. STOCK SPLIT
On August 10, 2006, the Company’s Board of Directors declared a 3-for-2 stock split of the Company’s common stock. The stock split took effect on October 2, 2006 with respect to stockholders of record on September 15, 2006. Following the stock split, the Company’s shares outstanding increased from 13.0 million to 19.5 million.

5. EQUITY INCENTIVE PLANS
On January 2, 2006, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” using the modified prospective method. FAS No. 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS No. 123(R), the Company will recognize compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 2, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The adoption of FAS No. 123(R) did not have a significant impact on income from continuing operations, income before income taxes, net income, cash flow from operations, or earnings per share during the thirty-nine weeks ended October 1, 2006.
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
During the thirteen and thirty-nine weeks ended October 2, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of FAS No. 123, “Accounting for Stock-based Compensation,” the Company’s net income and earnings per share would have been impacted as shown in the following table (in thousands, except per share data):

	Thirteen Weeks	Thirty-nine
	Ended	Weeks Ended
	October 2, 2005	October 2, 2005
Net income:
As reported	$443	$7,813
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(67)	(333)

Pro forma net income	$376	$7,480

Basic earnings per share:
As reported	$0.03	$0.55

Pro forma	$0.03	$0.52

Diluted earnings per share:
As reported	$0.03	$0.52

Pro forma	$0.03	$0.50

For the purposes of the pro forma calculations above, the fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

Thirteen and Thirty-nine
Weeks Ended
October 2, 2005
Risk free interest rates	4.0%
Expected lives	3.3 years
Expected volatility	39%
Expected dividend	—
The Company had three stock option plans at April 2, 2006: The Wackenhut Corrections Corporation 1994 Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan). The Company had 300 options available to be granted at October 1, 2006 under the Fourth Plan.
On May 4, 2006, the board of directors adopted and the shareholders approved The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, the Company may grant options or restricted shares to key employees and non-employee directors for up to 450,000 shares.
Under the Second Plan and Fourth Plan, the Company may grant options to key employees for up to 2,250,000 and 1,725,000 shares of common stock, respectively. Under the terms of these plans, the exercise price per share and vesting period is determined by the language of the plan. All options that have been granted under these plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% immediately for the Chief Executive Officer. All options under the Second Plan and Fourth Plan expire no later than ten years after the date of the grant.
Under the Third Plan, the Company may grant up to 165,000 shares of common stock to non-employee directors of the Company. Under the terms of this plan, options are granted at the fair market value of the common stock at the date of the grant, become exercisable immediately, and expire ten years after the date of the grant.
A summary of the status of the Company’s stock option plans is presented below.

	October 1, 2006
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	2,110	$10.35		$
Granted	26	15.42
Exercised	282	13.35
Forfeited/Canceled	333	14.13

Options outstanding at October 1, 2006	1,521	9.06	5.4	29,065

Options exercisable at October 1, 2006	1,396	$8.79	5.3	$27,040

For the three and nine month period ending October 1, 2006, the amount of stock-based compensation expense was $0.4 million and $0.9 million, respectively.
The weighted average grant date fair value of options granted during the thirty-nine weeks ended October 1, 2006 was $0.1 million.
The total intrinsic value of options exercised during the thirty-nine weeks ended October 1, 2006 was $3.2 million.
The following table summarizes information about the stock options outstanding at October 1, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$5.25 - $5.25	3,000	3.6	$5.25	3,000	$5.25
$5.63 - $5.63	254,625	3.4	5.63	254,625	5.63
$6.20 - $6.20	255,000	4.4	6.20	255,000	6.20
$6.34 - $7.97	115,637	6.3	6.38	98,177	6.39
$9.33 - $9.33	273,273	6.6	9.33	236,184	9.33
$10.27 - $10.27	373,500	5.4	10.27	373,500	10.27
$10.60 - $15.29	165,190	6.8	13.53	112,687	13.15
$15.39 - $15.66	59,250	7.6	15.53	41,850	15.51
$21.47 - $21.47	20,250	8.4	21.47	20,250	21.47
$27.48 - $27.48	1,500	9.8	27.48	300	27.48

	1,521,225	5.4	$9.06	1,395,573	$8.79

As of October 1, 2006, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 7.2 years. Proceeds received from option exercises during the thirty-nine weeks ended October 1, 2006 were $3.8 million.
Restricted Stock
As of October 1, 2006, the Company had granted 225,000 shares of non-vested restricted stock under the 2006 Plan to key employees and non-employee directors during the thirty-nine weeks ended October 1, 2006. Restricted shares are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted during the year have a vesting period of four years, which begins one year from the date of grant. A summary of restricted stock issued as of October 1, 2006 and changes during the thirty-nine weeks ended October 1, 2006 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at January 2, 2006	—	$—
Granted	225,000	26.13
Vested	—	—
Forfeited/Canceled	(750)	26.13

Restricted stock outstanding at October 1, 2006	224,250	26.13

During the three and nine month period ended October 1, 2006, the Company recognized $0.4 million and $0.6 million of compensation expense related to the restricted shares and had $5.3 million of unrecognized compensation expense.
6. DISCONTINUED OPERATIONS
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
In New Zealand, the Company ceased operating the Auckland Central Remand Prison (“Auckland”) upon the expiration of the contract on July 13, 2005.
On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997 for approximately $11.5 million. The Company recognized a gain on the sale of the hospital of approximately $1.6 million, or $1.0 million net of tax. The accompanying unaudited consolidated financial statements and notes reflect the operations of the DIMIA, Auckland and Atlantic Shores Hospital as discontinued operations. There were no cash flows from investing or financing activities for discontinued operations for the thirty-nine weeks ended October 1, 2006.
The following are the revenues related to DIMIA, Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues — DIMIA	$—	$—	$—	$—
Revenues — Auckland	$—	$115	$—	$7,280
Revenues — Atlantic Shores Hospital	$—	$2,309	$—	$6,475
7. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$8,642	$443	$19,516	$7,813
Change in foreign currency translation, net of income tax (expense) benefit of $252, $219, $(704) and $1,405, respectively	(411)	(343)	1,148	(2,393)
Minimum pension liability adjustment, net of income tax (expense) benefit of $0, $2, $0 and $(12), respectively	—	(5)	95	18
Unrealized gain on derivative instruments, net of income tax expense of $1,068, $280, $578 and $515, respectively	2,445	640	1,627	1,177

Comprehensive income	$10,676	$735	$22,386	$6,615

8. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earning per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.
Basic and diluted earnings per share (“EPS”) is provided to show the effects of the stock split as if it had occurred as of the beginning of the periods presented, and were calculated for the thirteen and thirty-nine weeks ended October 1, 2006 and October 2, 2005 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$8,642	$443	$19,516	$7,813
Basic earnings per share:
Weighted average shares outstanding	19,263	14,376	16,493	14,330

Per share amount	$0.45	$0.03	$1.18	$0.55

Diluted earnings per share:
Weighted average shares outstanding	19,263	14,376	16,493	14,330
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	747	633	631	666

Weighted average shares assuming dilution	20,010	15,009	17,124	14,996

Per share amount	$0.43	$0.03	$1.14	$0.52

Thirteen Weeks
Of 1,521,225 options outstanding at October 1, 2006, there were no options that were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 2,208,405 options outstanding at October 2, 2005, options to purchase 20,250 shares of the Company’s common stock, with an exercise price of $21.47 per share and expiration dates of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Of 224,250 restricted shares outstanding at October 1, 2006, 24,285 were included in the computation of diluted EPS because their effect would be dilutive.
Thirty-nine Weeks
Of 1,521,225 options outstanding at October 1, 2006, options to purchase 1,500 shares of the Company’s common stock, with an exercise price of $27.48 per share and expiration year of 2016, were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 2,208,405 options outstanding at October 2, 2005, options to purchase 20,250 shares of the Company’s common stock, with an exercise price of $21.47 per share and expiration date of 2015, were not included in the computation of diluted EPS because their effect would be anti-dilutive.
Of 224,250 restricted shares outstanding at October 1, 2006, 13,110 were included in the computation of diluted EPS because their effect would be dilutive.
9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirty-nine weeks ended October 1, 2006 were as follows (in thousands):

		Goodwill resulting	Foreign
	Balance as of	from Business	Currency	Balance as of
	January 1, 2006	Combinations	Translation	October 1, 2006
U.S. correction and detention	$35,350	$3,796	$—	$39,146
International correction and detention	546	—	10	556

Total Segments	$35,896	$3,796	$10	$39,702

The goodwill increase of $3.8 million during the thirty-nine weeks ended October 1, 2006 is a result of a $5.1 million increase in goodwill as a result of the finalization of purchase price allocation related to property and equipment, other assets and capital lease obligations of the CSC acquisition during the first quarter of 2006 as well as a $1.3 million decrease in goodwill relating to additional proceeds received related to the sale of YSI during the second quarter of 2006.

Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$15,050	7-20 years
Covenants not to compete	1,470	4 years

	$16,520
Less accumulated amortization	(1,602)

	$14,918

Amortization expense was $1.3 million for the thirty-nine weeks ended October 1, 2006. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
10. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On September 14, 2005, the Company amended and restated its senior secured credit facility (the “Senior Credit Facility”), to consist of a $75 million, six-year term-loan bearing interest at London Interbank Offered Rate, (“LIBOR”) plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. The Company used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. On June 13, 2006, the Company used approximately $74.6 million of the proceeds of the equity offering (see Note 2 Equity Offering) to repay all outstanding debt under the term loan portion of its senior secured credit facility. The Company wrote-off approximately $1.3 million of deferred financing fees related to this extinguishment of debt. As of October 1, 2006, the Company had no borrowings outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $45.7 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. The letters of credit are related to the Company’s insurance policies, due to the fact that they have high deductible amounts, guarantees related to the financing, construction and operation of the Company’s facility in South Africa, which are discussed below, as well as for other business purposes. As of October 1, 2006 the Company had $54.3 million available for borrowings under the revolving portion of the Senior Credit Facility.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. The Company was in compliance with all of the covenants of the Indenture governing the notes as of October 1, 2006.
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

Included in non-current restricted cash equivalents and investments is $8.1 million as of October 1, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $2.6 million as of October 1, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $39.7 million $40.3 million as of October 1, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at October 1, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd. (“SACS”), the Company entered into certain guarantees related to the financing, construction and operation of its prison in South Africa. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.8 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $0.8 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under the revolving loan portion of the Senior Credit Facility.
The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $2.6 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not anticipate that such funding will ever be required by SACS. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.2 million commencing in 2017. The Company has a liability of $0.6 million related to this exposure as of October 1, 2006 and January 1, 2006. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet.

At October 1, 2006, the Company also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of October 1, 2006 and January 1, 2006 the fair value of the swaps totaled approximately $(1.7) million and $(1.1) million and is included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended October 1, 2006.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of October 1, 2006 was approximately $1.9 million and is recorded as a component of other assets within the consolidated financial statements. The total value of the swap liability as of January 1, 2006 was approximately $0.4 million, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
11. COMMITMENTS AND CONTINGENCIES
The Company owns the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. The Company operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, the Company leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated the Company’s management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. The Company believes that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, the Company filed a lawsuit against the State to enforce the Company’s rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against the Company and granted the Company leave to amend the complaint. The Company filed an amended complaint and on September 13, 2006, the trial court granted summary judgment on the amended complaint in favor of the State and against the Company. The Company has filed a notice of appeal and is proceeding with the appeal. The Company reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
In 2005, the Company’s equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change has the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. It is anticipated that the South African legislature will take up a bill that once promulgated would have the effect of removing the exemption from taxation. Such new law may be effective as early as the beginning of 2007. The expected law change would impact the equity in earnings of affiliate beginning in 2007. Additionally, upon enactment of such law, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of $2.3 million which may impact equity in earnings of affiliate during late 2006 or during 2007.

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
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least $12,700,000 by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which the Company’s had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this matter for $0.3 million. This amount is included in accrued expenses as of October 1, 2006. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Company will continue to investigate this matter and intends to defend the Company’s rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believes that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The Company’s insurance carrier has posted supersedeas bonds to cover the total amount of its exposure related to this matter. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company plans to vigorously pursue its post-trial remedies to have the verdict set aside and, if necessary, the Company will pursue all of its rights to appeal and overturn the judgment.
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
12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company has revised its reporting segments to reflect growth in the business as well as management’s view of its operating segments. The Company operates in three segments encompassing the development and management of privatized correction and detention facilities located in the United States, the development and management of international privatized correction and detention facilities in Australia, South Africa and the United Kingdom and the development and management of privatized residential treatment facilities. The segment information presented in the prior periods has been reclassified to conform to the current presentation.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues:
U.S. correction and detention	$153,873	$114,228	$451,354	$342,355
International correction and detention	26,801	24,448	74,818	74,378
Residential Treatment	19,770	8,329	50,202	24,152
Other	18,465	143	37,104	7,141

Total revenues	$218,909	$147,148	$613,478	$448,026

Depreciation and amortization:
U.S. correction and detention	$5,192	$3,009	$15,222	$8,845
International correction and detention	723	529	2,136	1,868
Residential Treatment	165	76	410	214
Other	—	—	—	—

Total depreciation and amortization	$6,080	$3,614	$17,768	$10,927

Operating income:
U.S. correction and detention	$13,517	$3,344	$36,226	$13,230
International correction and detention	1,666	2,325	5,024	8,019
Residential Treatment	1,594	(225)	3,932	(990)
Other	208	—	222	146

Total operating income	$16,985	$5,444	$45,404	$20,405

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Pre-Tax Income Reconciliation	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Total operating income from segments	$16,777	$5,444	$45,182	$20,259
Unallocated amounts:
Net interest expense	(3,804)	(3,104)	(14,189)	(9,221)
Write off of deferred financing fees from extinguishment of debt	—	(1,233)	(1,295)	(1,360)
Other	208	—	222	146

Income before income taxes, equity in earnings of affiliates, Discontinued operations and minority interest	$13,181	$1,107	$29,920	$9,824

U.S. correction and detention segment operating expenses were impacted by reductions in the Company’s reserves for general liability, auto liability, and workers compensation insurance of $4.0 million and $3.4 million in the third quarters of 2006 and 2005, respectively. Additionally, 2005 U.S. correction and detention segment operating expenses reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010.
The reductions in insurance reserves were the result of revised actuarial projections related to loss estimates for the initial four years of the Company’s insurance program which was established on October 2, 2002. Prior to October 2, 2002, the insurance coverage was provided through an insurance program established by TWC, the Company’s former parent company. The Company experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, the Company made significant operational changes and began to aggressively manage risk in a proactive manner. These changes have resulted in improved claims experience and loss development. As a result of improving loss trends, the Company’s independent actuary reduced its expected losses for claims arising since October 2, 2002 during the annual actuarial review process occurring during the third quarter of both 2006 and 2005. The Company has adjusted its reserve at October 1, 2006 and October 2, 2005 to reflect the actuary’s expected loss.
International correction and detention segment operating expenses were impacted by reductions in the reserves related to the contract with DIMIA, which was discontinued in February 2004. The Company has exposure to general liability claims under the previous contract for seven years following the discontinuation of the contract. The Company reduced its reserves for this exposure $0.5 million and $0.9 million in second quarter 2006 and second quarter 2005, respectively. The remaining reserve balance at October 1, 2006 is approximately $1.5 million and approximately 4 years remain until the tail period expires.
Sources of Revenue
The Company derives most of its revenue from the management of privatized correctional and detention facilities. The Company also derives revenue from the management of residential treatment facilities and from the construction and expansion of new and existing correctional, detention and residential treatment facilities. All of the Company’s revenue is generated from external customers.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues:
Correctional and detention	$180,674	$138,676	$526,172	$416,733
Residential treatment	19,770	8,329	50,202	24,152
Construction	18,465	143	37,104	7,141

Total revenues	$218,909	$147,148	$613,478	$448,026

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method.
A summary of financial data for SACS is as follows (in thousands):

	Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005
Statement of Operations Data
Revenues	$25,866	$24,764
Operating income	9,956	8,822
Net income	2,093	255
Balance Sheet Data
Current assets	9,946	9,131
Noncurrent assets	54,433	63,581
Current liabilities	4,415	3,842
Non current liabilities	55,311	70,600
Shareholders’ equity (deficit)	4,653	(1,730)
SACS commenced operations in fiscal 2002. Total equity in undistributed income (loss) for SACS before income taxes, for the thirty-nine weeks ended October 1, 2006 and October 2, 2005 was $2.2 million, and $0.5 million, respectively.
13. BENEFIT PLANS
During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of FAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FAS Statements No. 87, 88 and 106 and a Revision of FAS Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.

The following table summarizes the components of net periodic benefit cost for the Company (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$133	$109	$398	$327
Interest cost	171	135	479	406
Amortization of unrecognized net actuarial loss	36	31	108	92
Amortization of prior service cost	10	234	30	702

Net periodic benefit cost	$350	$509	$1,015	$1,527

14. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for our fiscal year ending 2006, the Company will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, the Company will be required to measure a plan’s assets and liabilities as of the end of the fiscal year. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.
15. CENTRACORE PROPERTIES TRUST ACQUISITION
On September 20, 2006, the Company entered into an Agreement and Plan of Merger by and among the Company and CentraCore Properties Trust (“CPT”). Under the terms of the definitive agreement approved by the boards of directors of both the Company and CPT, shareholders of CPT will receive $32.00 cash per common share or approximately $356.1 million, and the Company will refinance CPT’s debt at closing which is estimated to be $40.0 million. In addition, CPT shareholders will receive a pro-rated dividend for the quarter in which the merger is effected through the closing date. The closing of the acquisition is targeted for late 2006 or early 2007 and is subject to shareholder and regulatory approval. The Company plans to finance the acquisition of CPT through the use of approximately $13 million in net cash and $405 million in debt to be arranged by BNP Paribas.
16. SUBSEQUENT EVENTS
On October 13, 2006, the Company acquired United Kingdom based Recruitment Solutions International (“RSI”) for approximately $2.3 million plus transaction related expenses. RSI is a privately-held provider of transportation services to The Home Office Nationality and Immigration Directorate.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and our earnings press release dated November 9, 2006 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to reactivate our Jena, Louisiana facility, or to sublease or coordinate the sale of the facility;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.
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

RESERVES FOR INSURANCE LOSSES
Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are fully insured up to an aggregate limit of between $25.0 million and $55.0 million, depending on the nature of the claim. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice and automobile liability. Our Australian subsidiary is required to carry tail insurance through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa and Australia. There can be no assurance that our insurance coverage will be adequate to cover claims to which we may be exposed.
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
PROPERTY AND EQUIPMENT
As of October 1, 2006, we had $275.6 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended October 1, 2006. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
As of October 1, 2006, we also had $1.3 million in assets held for sale. These assets have been recorded at their net realizable value and depreciation has been discontinued.

IDLE LEASED FACILITIES
We have entered into ten year non-cancelable operating leases with CentraCore Properties Trust, or CPT, for eleven facilities with initial terms that expire at various times beginning in April 2008 and extending through 2016. In the event that our facility management contract for any of these leased facilities is terminated prior to the expiration of the then-current lease term, we would remain responsible for payments to CPT on the underlying lease. We will account for idle periods under any such lease in accordance with FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Specifically, we will review our estimate for sublease income and record a charge for the difference between the net present value of the sublease income and the lease expense over the remaining term of the lease.
COMMITMENTS AND CONTINGENCIES
We own the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. We operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated our management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate our lease for the Michigan Facility. We believes that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, we filed a lawsuit against the State to enforce our rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against us and granted us leave to amend the complaint. We filed an amended complaint and on September 13, 2006, the trial court granted summary judgment on the amended complaint in favor of the State and against us. We have filed a notice of appeal and are proceeding with the appeal. We reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.
In 2005, our equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change has the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. It is anticipated that the South African legislature will take up a bill that once promulgated would have the effect of removing the exemption from taxation. Such new law may be effective as early as the beginning of 2007. The expected law change would impact the equity in earnings of affiliate beginning in 2007. Additionally, upon enactment of such law, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of $2.3 million which may impact equity in earnings of affiliate during late 2006 or during 2007.
In June 2004, we received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that our Australian subsidiary formerly operated pursuant to its discontinued operation. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, we received additional correspondence indicating that the insurance provider still intends to pursue the claim against our Australian subsidiary. Although the claim is in the initial stages and we are still in the process of fully evaluating its merits, we believe that we have defenses to the allegations underlying the claim and intend to vigorously defend our rights with respect to this matter. While the insurance provider has not quantified its damage claim and the outcome of this matter discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. We have accrued a reserve related to this claim based on our estimate of the most probable costs that may be incurred based on the facts and circumstances known to date, and the advice of our legal counsel.
On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, we and CCA overbilled the State of Florida by an amount of at least $12,700,000 by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which we operate in Florida, (ii) our staffing patterns in filling vacant security positions at those facilities, and (iii) our alleged failure to meet the conditions of certain waivers granted to us by the State of Florida from the payment of liquidated damages penalties relating to our staffing patterns at those facilities. The portion of the complaint relating to us arises out of our operations at our South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that us and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by us. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We and DMS then agreed to settle this matter for $0.3 million. This amount is included in accrued expenses as of October 1, 2006. Although this determination is not dispositive of the recently initiated litigation, we believe it supports our position that we have valid defenses in this matter. We will continue to investigate this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to us, we believe that this matter, if settled unfavorably to us, could have a material adverse effect on our financial condition and results of operations.
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. Our insurance carrier has posted supersedeas bonds to cover the total amount of our exposure related to this matter. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. We plan to vigorously pursue our post-trial remedies to have the verdict set aside and, if necessary, we will pursue all of our rights to appeal and overturn the judgment.
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
Comparison of Thirteen Weeks Ended October 1, 2006 and Thirteen Weeks Ended October 2, 2005

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue
U.S. Correction and Detention	$153,873	70.3%	$114,228	77.6%	$39,645	34.7%
International Correction and Detention	26,801	12.2%	24,448	16.6%	2,353	9.6%
Residential Treatment	19,770	9.0%	8,329	5.7%	11,441	137.4%
Other	18,465	8.4%	143	0.1%	18,322	12,812.6%

Total	$218,909	100.0%	$147,148	100.0%	$71,761	48.8%

U.S. Correctional and Detention
The increase in revenues for U.S. correctional and detention facilities in the thirteen weeks ended October 1, 2006 (“Third Quarter 2006”) compared to the thirteen weeks ended October 2, 2005 (“Third Quarter 2005”) is primarily attributable to six items: (i) the acquisition in November 2005 of Correctional Services Corporation, referred to as CSC, increased revenues by $31.3 million; (ii) revenues increased approximately $3.2 million in Third Quarter 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) revenues increased approximately $3.8 million in Third Quarter 2006 as a result of improved contractual terms at the San Diego facility; (iv) revenues decreased approximately $4.5 million in Third Quarter 2006 as a result of the Michigan Correctional Facility contract termination; (v) revenues decreased approximately $1.1 million due to performance requirements of a certain contract, which is currently being reviewed with the client; and (vi) U.S. revenues also increased due to contr of contracts.
The number of compensated resident days in U.S. correction and detention facilities increased to 3.4 million in Third Quarter 2006 from 2.6 million in Third Quarter 2005 due to the additional capacity of the acquired CSC facilities of 0.6 million. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 97.7% of capacity in Third Quarter 2006 compared to 98.1% in Third Quarter 2005, excluding our vacant Michigan and Jena facilities.
International Correctional and Detention
The increase in revenues for international correctional and detention facilities in the Third Quarter 2006 compared to the Third Quarter 2005 was mainly due to the June 2006 commencement of the Campsfield House contract in the United Kingdom which increased revenues approximately $2.5 million. Australian revenues remained consistent during Third Quarter 2006 and Third Quarter 2005 while South African revenues decreased approximately $0.3 million. Fluctuations in foreign currency exchange rates were minimal during the period.
The number of compensated resident days in international correctional and detention facilities remained consistent at 0.5 million during Third Quarter 2006 and Third Quarter 2005. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international correctional and detention facilities was 98.5% of capacity in Third Quarter 2006 compared to 100.7% in Third Quarter 2005.
Residential Treatment
The increase in revenues for residential treatment in the Third Quarter 2006 compared to the Third Quarter 2005 is prereatment Center in Miami, Florida, which commenced in January 2006, the Palm Beach County Jail in Palm Beach County, Florida, which commenced in May 2006, the Fort Bayard Medical Center in Fort Bayard, New Mexico, which commenced in January 2006, and the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Operating Expenses
U.S. Correction and Detention	$121,092	55.3%	$96,134	65.3%	$24,958	26.0%
International Correction and Detention	24,411	11.2%	21,618	14.7%	2,793	12.9%
Residential Treatment	18,012	8.2%	8,476	5.8%	9,536	112.5%
Other	18,256	8.3%	143	0.1%	18,113	12,666.4%

Total	$181,771	83.0%	$126,371	85.9%	$55,400	43.8%

U.S. Correctional and Detention
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in operating expense primarily reflects the acquisition of CSC in November 2005, the New Castle Correctional Facility, opened in January 2006, as well as general increases in labor costs and utilities. Operating expense as a percentage of revenues decreased slightly in Third Quarter 2006 compared to Third Quarter 2005 due to higher margins at certain facilities as well as the overall increase in revenue during the Third Quarter 2006.
Third Quarter 2006 operating expenses were favorably impacted by a $4.0 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. This favorable reduction was largely offset by higher than anticipated employee health insurance costs of approximately $1.0 million and increases to our legal reserve of $2.9 million.
The $4.0 million reduction in insurance reserves related to general liability, auto and workers compensation was the result of revised actuarial projections related to loss estimates for the initial four years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have adjusted our reserve at October 1, 2006 and October 2, 2005 to reflect the actuary’s expected loss.
Third Quarter 2005 operating expense reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010. Third Quarter 2005 operating expenses were also effected by higher than anticipated employee health insurance costs of approximately $1.7 million as well as transition expenses of approximately $0.8 million associated with our Queens New York Facility. Third Quarter 2005 operating expenses were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers compensation insurance.
International Correctional and Detention
Operating expenses for international correctional and detention facilities increased in the Third Quarter 2006 compared to the Third Quarter 2005 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. Australian operating expenses decreased slightly during Third Quarter 2006 due to a Third Quarter 2005 insurance reserve adjustment which increased expenses during that period by approximately $0.4 million. South African operating expenses remained consistent overall for the Third Quarter 2006 and the Third Quarter 2005.
Residential Treatment
Operating expenses for residential treatment increased approximately $9.5 million during Third Quarter 2006 from Third Quarter 2005 primarily due to the new contracts discussed above.
Other Revenue and Operating Expense
“Other” primarily consists of revenues and related operating expenses associated with our construction businesses. There was an increase in revenue in our construction business of approximately $17.4 million in Third Quarter 2006 as compared to Third Quarter 2005. The construction revenue is primarily related to our expansion of the Moore Haven Facility, which we currently manage, and the new construction of the Graceville Facility, which we will manage upon completion expected in the third quarter of 2007. Furthermore, operating expenses relating to the construction of both the Graceville Facility and Moore Haven Facility were approximately $14.1 and $3.4 million, respectively. Offsetting this increase was the completion of the expansion of South Bay at the end of the third quarter of 2005, which represented $0.1 million of construction revenue during the thirteen week period ending October 2, 2005.
Other Unallocated Operating Expenses
General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$14,073	6.4%	$11,719	8.0%	$2,354	20.1%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.4 million in Third Quarter 2006 compared to Third Quarter 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during Third Quarter 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs and related taxes of approximately $1.3 million as a result of increased administrative staff and higher estimated annual bonus payments under the Company’s incentive compensation plans due to an increase in earnings. Amortization of deferred compensation and expense related to stock options increased general and administrative expense $0.4 million. Administrative costs and professional fees including legal and audit related expenses increased approximately $0.5 million.

Non Operating Expenses
Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,783	1.3%	$2,196	1.5%	$587	26.7%
Interest Expense	$6,587	3.0%	$5,300	3.6%	$1,287	24.3%
The increase in interest income is primarily due to higher average invested cash balances. Interest income for 2006 and 2005 reflects income from interest rate swap agreements entered into September 2003 for our U.S. operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of our outstanding senior unsecured 8 1/4% notes, referred to as the Notes, due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR.
Provision (Benefit) for Income Taxes

	2006	% of Pre-tax	2005	% of Pre-tax
	(Dollars in thousands)
Income Taxes	$4,854	36.8%	$551	49.8%
The income tax expense is based on an estimated annual effective tax rate for Third Quarter 2006 of approximately 38% and was comparable to 37% in Third Quarter 2005. Additionally, during Third Quarter 2006 the filing of various income tax returns for 2005 resulted in the identification of additional US tax credits and tax benefits related to a step up in tax basis for an asset in Australia that were previously not benefited. For the Third Quarter 2005, certain write-offs resulted in lower book income which amplified the impact of non-deductible items.
Comparison of Thirty-nine Weeks Ended October 1, 2006 and Thirty-nine Weeks Ended October 2, 2005

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Revenue
U.S. Correction and Detention	$451,354	73.6%	$342,355	76.4%	$108,999	31.8%
International Correction and Detention	74,818	12.2%	74,378	16.6%	440	0.6%
Residential Treatment	50,202	8.2%	24,152	5.4%	26,050	107.9%
Other	37,104	6.0%	7,141	1.6%	29,963	419.6%

Total	$613,478	100.0%	$448,026	100.0%	$165,452	36.9%

U.S. Correctional and Detention
The increase in revenues for U.S. correctional and detention facilities in the Thirty-nine weeks ended October 1, 2006 (“Nine Months 2006”) compared to the Thirty-nine weeks ended October 2, 2005 (“Nine Months 2005”) is primarily attributable to six items: (i) the acquisition in November 2005 of Correctional Services Corporation, referred to as CSC, increased revenues by $88.2 million; (ii) revenues increased approximately $8.9 million in Nine Months 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) revenues increased approximately $10.1 million in Nine Months 2006 as a result of improved contractual terms at the San Diego facility; (iv) revenues decreased approximately $13.8 million in Nine Months 2006 as a result of the Michigan Correctional Facility contract termination; (v) revenues decreased approximately $1.1 million due to performance requirements of a certain contract, which are currently being reviewed with the client; and (vi) U.S. revenues also increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated resident days in U.S. correctional and detention facilities increased to 9.9 million in Nine Months 2006 from 7.9 million in Nine Months 2005 due to the additional capacity of the acquired CSC facilities of 1.7 million. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 97.0% of capacity in Nine Months 2006 compared to 99.0% in Nine Months 2005, excluding our vacant Michigan and Jena facilities.
International Correction and Detention
Revenues for international corrections and detention facilities remained consistent in Nine Months 2006 compared to Nine Months 2005. Revenues increased by $3.3 million as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. However, this increase was offset by the weakening of the Australian dollar and South African Rand, which resulted in a decrease of $1.7 million and $0.5 million, respectively, while lower occupancy rates in Australia and South Africa accounted for a decrease in $0.0 million and $0.7 million, respectively for 2006.
The number of compensated resident days in international correction and detention facilities remained consistent at 1.5 million during Nine Months 2006 and Nine Months 2005. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international correction and detention facilities was 97.9% of capacity in Nine Months 2006 compared to 100.6% in Nine Months 2005.
Residential Treatment
The increase in revenues for residential treatment in the Nine Months 2006 compared to the Nine Months 2005 is primarily attributable to three new contracts, the South Florida Evaluation & Treatment Center in Miami, Florida, which commenced in January 2006, the Palm Beach County Jail in Palm Beach County, Florida, which commenced in May 2006, the Fort Bayard Medical Center in Fort Bayard, New Mexico, which commenced in January 2006, and the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Operating Expense
U.S. Correction and Detention	$357,532	58.3%	$284,485	63.5%	$73,047	25.7%
International Correction and Detention	67,658	11.0%	64,494	14.4%	3,164	4.9%
Residential Treatment	45,861	7.5%	24,927	5.6%	20,934	84.0%
Other	36,881	6.0%	6,995	1.6%	29,886	427.2%

Total	$507,932	82.8%	$380,901	85.1%	$127,031	33.4%

U.S. Correction and Detention
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. The increase in operating expenses primarily reflects the acquisition of CSC, the New Castle Correctional Facility, opened in January 2006, as well as general increases in labor costs and utilities. Operating expenses as a percentage of revenues decreased slightly in Nine Months 2006 compared to Nine Months 2005 due to higher occupancy and higher margins in certain facilities as well as the overall increase in revenue during Nine Months 2006.
Nine Months 2006 operating expenses were favorably impacted by a $4.0 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. This favorable reduction was largely offset by higher than anticipated employee health insurance costs of approximately $1.6 million and increases to our legal reserve of $2.9 million.
The $4.0 million reduction in insurance reserves related to general liability, auto and workers compensation was the result of revised actuarial projections related to loss estimates for the initial four years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have adjusted our reserve at October 1, 2006 and October 2, 2005 to reflect the actuary’s expected loss.
Nine Months 2005 operating expense reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010. Nine Months 2005 operating expenses were also effected by higher than anticipated employee health insurance costs of approximately $1.7 million as well as transition expenses of approximately $0.8 million associated with our Queens New York Facility. Nine Months 2005 operating expenses were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers compensation insurance.

International Correction and Detention
Operating expenses for international correction and detention facilities increased in Nine Months 2006 compared to Nine Months 2005 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. Australian operating expenses decreased slightly during Nine Months 2006 due to a Nine Months 2005 insurance reserve adjustment which increased expenses during that period by approximately $0.4 million. South African operating expenses remained consistent overall for Nine Months 2006 and Nine Months 2005.
International correction and detention segment operating expenses were impacted by reductions in the reserves related to the contract with DIMIA discontinued in February 2004. The company has exposure to general liability claims under the previous contract for seven years following the discontinuation of the contract. The Company reduced its reserves for this exposure $0.5 million and $0.9 million in the second quarter 2006 and second quarter 2005, respectively. The remaining reserve balance at October 1, 2006 is approximately $1.5 million and approximately 4 years remain until the tail period expires
Residential Treatment
Operating expenses for residential treatment increased approximately $20.9 million during Nine Months 2006 from Nine Months 2005 primarily due to the activation of the new contracts discussed above.
Other Revenue and Operating Expense
“Other” primarily consists of revenues and related operating expenses associated with our construction businesses. There was an increase in revenue in our construction business of approximately $28.1 million in Nine Months 2006 as compared to Nine Months 2005. The construction revenue is related to our expansion of the Moore Haven Facility, which we currently manage, and the new construction of the Graceville Facility, which we will manage upon completion in the third quarter of 2007. Furthermore, operating expenses relating to the construction of both the Graceville Facility and Moore Haven Facility were approximately $27.3 and $7.3 million, respectively. Offsetting this increase was the completion of the expansion of South Bay at the end of the third quarter of 2005, which represented $6.9 million of construction revenue during the thirty-nine week period ending October 2, 2005.
Other Unallocated Operating Expenses
General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General & Administrative Expenses	$42,374	6.9%	$35,793	8.0%	$6,581	18.4%
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $6.6 million in Nine Months 2006 compared to Nine Months 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during Nine Months 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs and related taxes of approximately $4.4 million as a result of increased headcount of administrative staff and higher estimated annual bonus payments under the Company’s incentive compensation plans due to an increase in earnings. Amortization of deferred compensation and expense related to stock options increased general and administrative expense $0.9 million. Administrative costs as well as general increases in travel expense increased approximately $1.3 million.
Non Operating Expenses
Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,806	1.3%	$6,873	1.5%	$933	13.6%
Interest Expense	$21,995	3.6%	$16,094	3.6%	$5,901	36.7%
The increase in interest income is primarily due to higher average invested cash balances. Interest income for 2006 and 2005 reflects income from interest rate swap agreements entered into September 2003 for our U.S. operations, which increased interest income. The interest rate swap agreements in the aggregate notional amounts of $50.0 million are hedges against the change in the fair value of a designated portion of our outstanding senior unsecured 8 1/4% notes, referred to as the Notes, due to changes in the underlying interest rates. The interest rate swap agreements have payment and expiration dates and call provisions that coincide with the terms of the Notes.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR.
Provision for Income Taxes

	2006	% of Pre-tax	2005	% of Pre-tax
	(Dollars in thousands)
Income Taxes	$11,142	37.2%	$1,881	19.1%
The income tax expense is based on an estimated effective annual tax rate for Nine Months 2006 of approximately 38% and was comparable to 39% in Nine Months 2005. Additionally, during Nine Months 2006 the Company received certain state income tax refunds and the filing of various income tax returns for 2005 resulted in the identification of additional US tax credits and tax benefits related to a step up in tax basis for an asset in Australia that were previously not benefited. During Nine Months 2005 the Company recognized an additional tax benefit of $1.7 million related to the American Jobs Creation Act of 2004.
Liquidity and Capital Resources
Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $100.0 million revolving portion of our Senior Credit Facility. As of October 1, 2006, we had $54.3 million available for borrowing under the revolving portion of the Senior Credit Facility.
We incurred substantial indebtedness in connection with the acquisition of CSC on November 4, 2005 and the share purchase in 2003.
As of October 1, 2006, we had $150.4 million of consolidated debt outstanding, excluding $141.9 million of non-recourse debt. As of October 1, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international credit facilities. Our significant debt service obligations could, under certain circumstances, have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in our Form 10-K for the year ended January 1, 2006 filed on March 17, 2006. However, our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.
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
Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will be in the range of $38 million to $42 million during the next 12 months, including approximately $30 million for the expansion of our Val Verde facility. We plan to fund these capital expenditures from cash from operations and/or borrowings under the Senior Credit Facility. In addition, we plan to finance the acquisition of CentraCore Properties Trust (“CPT”) through the use of approximately $13 million in net cash and $405 million in debt to be arranged by BNP Paribas. If we complete the acquisition of CPT, we will have significant indebtedness, which could have a material impact on our future liquidity.
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

The Senior Credit Facility
On September 14, 2005, we amended and restated our Senior Credit Facility, to consist of a $75 million, six-year term-loan bearing interest at LIBOR plus 2.00%, and a $100 million, five-year revolving credit facility bearing interest at LIBOR plus 2.00%. We used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. On June 13, 2006, we used approximately $74.6 million of the proceeds of the equity offering (see Note 2 Equity Offering) to repay all outstanding debt under our term loan portion of our senior secured credit facility. We wrote-off approximately $1.3 million in deferred financing fees related to this extinguishment of debt. As of October 1, 2006, we had no borrowings outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $45.7 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. The letters of credit are related to our insurance policies, due to the fact that they have high deductible amounts, guarantees related to the financing, construction and operation of our facility in South Africa, which are discussed below, as well as for other business purposes. As of October 1, 2006 we had $54.3 million available for borrowings under the revolving portion of the Senior Credit Facility.
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
Included in non-current restricted cash equivalents and investments is $8.1 million as of October 1, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.
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

Included in non-current restricted cash equivalents and investments is $2.6 million as of October 1, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. We have consolidated the subsidiary’s direct finance lease receivable from the state government and related non-recourse debt each totaling approximately $37.7 million and $40.3 million as of October 1, 2006 and January 1, 2006, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at October 1, 2006, was approximately $3.7 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 6.5 million South African Rand, or approximately $0.8 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $2.6 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.2 million commencing in 2017. We have a liability of $0.6 million related to this exposure as of October 1, 2006 and January 1, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
At October 1, 2006, we also had outstanding seven letters of guarantee totaling approximately $5.6 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of October 1, 2006 and January 1, 2006, the fair value of the swaps totaled approximately $(1.7) million and $(1.1) million, respectively, and is included in other non-current assets and other non-current liabilities in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended October 1, 2006.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of October 1, 2006 was approximately $1.9 million and is recorded as a component of other assets within the consolidated financial statements. The total value of the swap liability as of January 1, 2006 was approximately $0.4 million, and is recorded as a component of other liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.
Cash Flows
Cash and cash equivalents as of October 1, 2006 were $100.2 million, an increase of $43.1 million from January 1, 2006.
Cash provided by operating activities of continuing operations amounted to $30.7 million in the Nine Months 2006 versus cash provided by operating activities of continuing operations of $10.3 million in the Nine Months 2005. Cash provided by operating activities of continuing operations in Nine Months 2006 was positively impacted by an increase in accounts payable and accrued payroll and a decrease in other current assets. Cash provided by operating activities of continuing operations in Nine Months 2006 was negatively impacted by an increase in accounts receivable and deferred revenue. Cash provided by operating activities of continuing operations in Nine Months 2005 was positively impacted by an increase in other assets and other liabilities. Cash provided by operating activities of continuing operations in Nine Months 2005 was negatively impacted by an increase in accounts receivable and other current assets and a decrease in accounts payable and accrued expenses.
Cash used in investing activities amounted to $13.2 million in the Nine Months 2006 compared to cash used in investing activities of $30.8 million in the Nine Months 2005. Cash used in investing activities in the Nine Months 2006 primarily reflects capital expenditures of $26.5 million and a decrease in restricted cash. Cash used in investing activities in the Nine Months 2005 primarily reflect sales of short term investments of $39.0 million and purchases of short term investments of $29.0 million. Capital expenditures for the Nine Months 2005 amounted to $10.2 million.
Cash provided by financing activities in the Nine Months 2006 amounted to $25.4 million compared to cash provided by financing activities of $24.4 million in the Nine Months 2005. Cash provided by financing activities in the Nine Months 2006 reflects proceeds received from an equity offering of $99.9 million and proceeds received from the exercise of stock options of $3.8 million. Cash provided by financing activities in the Nine Months 2006 related to payments on long-term debt of $76.1 million. Cash provided by financing activities in the Nine Months 2005 reflect payments on long-term debt of $52.7 million and proceeds received from the exercise of stock options of $2.2 million.
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
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2005, operating expenses totaled approximately 88.1% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2006 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $4.0 million and $3.4 million in fiscal years 2006 and 2005, respectively, and are now reflected in our current actuarial projections are a result of improved claims experience and loss development as compared to our results under our historical loss projections. This potential reduction in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our proposed Clayton facility in New Mexico, and our Florence West expansion project in Arizona. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.
Our operating expenses will be impacted by the acquisition of CentraCore Properties Trust (“CPT”). On September 20, 2006, we entered into an Agreement and Plan of Merger with CPT. Upon completion of the acquisition of CPT our operating expenses will be reduced as we will no longer have lease payments related to the facilities we currently lease from CPT. However we plan to finance the acquisition of CPT through the use of cash and $405 million in debt. The increase in debt will result in additional interest expense. Additionally since we will own the facilities we will incur additional depreciation expense.
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
Recent Accounting Developments
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the impact this interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact this standard will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year. We are currently evaluating the impact this standard will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this standard will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operations, or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. As of October 1, 2006, there were no amounts outstanding, as we used approximately $74.6 million of the proceeds of the equity offering to repay all outstanding debt under our term loan portion of our senior secured credit facility.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks, related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African rand and the U.K. pound currency exchange rates. Based upon our foreign currency exchange rate exposure at October 1, 2006, every 10 percent change in historical currency rates would have approximately a $6.9 million effect on our financial position and approximately a $0.8 million impact on our results of operations over the next fiscal year.
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
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least $12,700,000 by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which the Company’s had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this matter for $0.3 million. This amount is included in accrued expenses as of October 1, 2006. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Company will continue to investigate this matter and intends to defend the Company’s rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believes that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The Company’s insurance carrier has posted supersedeas bonds to cover the total amount of its exposure related to this matter. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company plans to vigorously pursue its post-trial remedies to have the verdict set aside and, if necessary, the Company will pursue all of its rights to appeal and overturn the judgment.
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
ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Form 10-K, for the year ended January 1, 2006, filed on March 17, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits —

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

(b)	Reports on Form 8-K — The Company filed a Form 8-K, Items 2 and 9, on August 19, 2006. The Company filed a Form 8-K, Items 1, 8 and 9, on September 21, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GEO GROUP, INC.
Date: November 9, 2006

/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President -- Finance and Chief Financial Officer (Principal Financial Officer)