Form 10-K
period 2006-12-31
GEO GROUP INC
filed 2007-03-02
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by a check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

The aggregate market value of the 8,159,812 shares of common stock held by non-affiliates of the registrant as of June 30, 2006 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $35.05 per share) was approximately $286,001,411.

As of February 23, 2007 the registrant had 19,753,084 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2006 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.

Our business was founded in 1984 as a division of The Wackenhut Corporation, or TWC, a multinational provider of global security services. We were incorporated in 1988 as a wholly-owned subsidiary of TWC. In July 1994, we became a publicly-traded company. In 2002, TWC was acquired by Group 4 Falck A/S, which became our new parent company. In July 2003, we purchased all of our common stock owned by Group 4 Falck A/S and became an independent company. In November 2003, we changed our corporate name to ”The GEO Group, Inc.” We currently trade on the New York Stock Exchange under the ticker symbol “GEO.”

As of December 31, 2006, we operated a total of 62 correctional, detention and mental health and residential treatment facilities and had over 54,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 96.1% for the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2006, we had consolidated revenues of $860.9 million and consolidated operating income of $64.2 million.

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

Our mental health facilities and residential treatment services primarily involve the provision of acute mental health and related administrative services to mentally ill patients that have been placed under public sector supervision and care. At these mental health facilities, we employ psychiatrists, physicians, nurses, counselors, social workers and other trained personnel to deliver active psychiatric treatment designed to diagnose, treat and rehabilitate patients for community reintegration.

Business Segments

We conduct our business through three reportable business segments: our U.S. corrections segment; our international services segment; and our GEO Care segment. We have identified these three reportable segments to reflect our current view that we operate three distinct business lines, each of which constitutes a material part of our overall business. This treatment also reflects how we have discussed our business with investors and analysts. The U.S. corrections segment primarily encompasses our U.S.-based privatized corrections and detention business. The International services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the United Kingdom. This segment also operates our recently acquired United Kingdom-based prisoner transportation business and reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. Our GEO Care segment, which is operated by our wholly-owned subsidiary GEO Care, Inc., comprises our privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. Financial information about these segments for fiscal years 2004, 2005 and 2006 is contained in “Note 16- Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

On June 12, 2006, we sold in a follow-on public offering 3,000,000 shares of our common stock at a price of $35.46 per share (4,500,000 shares of its common stock at a price of $23.64 reflecting the 3 for 2 stock split). All shares were issued from treasury. The aggregate net proceeds (after deducting underwriter’s discounts and expenses) was approximately $100 million. On June 13, 2006, we utilized approximately $74.6 million of the proceeds to repay all outstanding debt under the term loan portion of our Senior Credit Facility. In addition, on August 11, 2006, we used $4.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that were currently outstanding and exercisable, and which were due to expire within the next three years. The balance of the net proceeds was used for general corporate purposes including working capital, capital expenditures and the acquisition of CPT.

On August 10, 2006, our board of directors declared a 3-for-2 stock split of our common stock. The stock split took effect on October 2, 2006 with respect to shareholders of record on September 15, 2006. Following the stock split, the shares outstanding increased from 13.0 million to 19.5 million. All relevant share and per share data has been adjusted to reflect the stock split.

On September 20, 2006, we entered into an Agreement and Plan of Merger by and among us and CentraCore Properties Trust, which we refer to as CPT. On January 24, 2007, we completed the acquisition of CPT pursuant to an Agreement and Plan of Merger, dated as of September 19, 2006, referred to as the Merger Agreement, by and among us, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of GEO, and CPT. Under the terms of the Merger Agreement, CPT merged with and into GEO Acquisition II, Inc., referred to as the Merger, with GEO Acquisition II, Inc., being the surviving corporation of the Merger.

As a result of the Merger, each share of common stock of CPT was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. We paid an aggregate purchase price of approximately $427.6 million for the acquisition of CPT, inclusive of the payment of approximately $367.6 million in exchange for the common stock and the options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $20.0 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $62.6 million in cash on hand.

On October 13, 2006, we acquired United Kingdom based Recruitment Solutions International (RSI) for approximately $2.3 million plus transaction related expenses. RSI is a privately-held provider of transportation services to The Home Office Nationality and Immigration Directorate. The acquisition of RSI did not materially impact our 2006 result of operations.

Additional information regarding significant events affecting us during the fiscal year ended December 31, 2006 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 97.9% in fiscal year 2006. Approximately 66% of our 2006 U.S. corrections revenue was derived from ACA accredited facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.

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

Governmental agencies responsible for correctional and detention facilities generally procure goods and services through requests for proposals. A typical request for proposal requires bidders to provide detailed information, including, but not limited to, descriptions of the following: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services, which services may include the renovation, improvement or expansion of an existing facility, or the planning, design and construction of a new facility.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 31, 2006, we had provided services for the design and construction of forty-three facilities and for the redesign and renovation of thirteen facilities.

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

We may also act as a source of financing or as a facilitator with respect to the financing of the construction of a facility. In these cases, the construction of such facilities may be financed through various methods including the following:

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

When designing a facility, our architects use, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce cost overruns and construction delays and to reduce the number of correctional officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Our facility designs also maintain security because they increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.

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

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 19 years, the State of California for 18 years, the State of Texas for 18 years, various Australian state government entities for 14 years and the State of Florida for 12 years. These customers accounted for approximately 54.9% of our consolidated revenues for the fiscal year ended December 31, 2006. Our strong operating track record has enabled us to achieve a high renewal rate for contracts. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

Full-Service Facility Developer

We have developed comprehensive expertise in the design, construction and financing of high quality correctional, detention and mental health facilities. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, healthcare, security, supervision, treatment and education of inmates. We believe that the breadth of our service offerings gives us the flexibility and resources to respond to customers’ needs as they develop. We believe that the relationships we foster when offering these additional services also help us win new contracts and renew existing contracts.

Experienced, Proven Senior Management Team

Our top three senior executives have over 57 years of combined industry experience, have worked together at our company for more than 15 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues have grown from $40.0 million in 1991 to $860.9 million in 2006. Our Chief Executive Officer, George C. Zoley, is one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational experience and expertise.

Business Strategies

Provide High Quality, Essential Services at Lower Costs

Our objective is to provide federal, state and local governmental agencies with high quality, essential services at a lower cost than they themselves could achieve.

Maintain Disciplined Operating Approach

We manage our business on a contract by contract basis in order to maximize our operating margins. We typically refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. Generally, we do not engage in speculative development and do not build facilities without having a corresponding management contract award in place, although we may opt to do so in select situations when we believe attractive business development opportunities may become available. In addition, we have elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

Expand Into Complementary Government-Outsourced Services

We intend to capitalize on our long-term relationships with governmental agencies to continue to grow our correctional, detention and mental health facilities management services and to become a preferred provider of complementary government-outsourced services. These opportunities may include services which leverage our existing competencies and expertise, including the design, construction and management of large facilities, the training and management of a large workforce and our ability to service the needs and meet the requirements of government clients. We believe that government outsourcing of currently internalized functions will increase largely as a result of the public sector’s desire to maintain quality service levels amid governmental budgetary constraints. We believe that our successful expansion into the mental health and residential treatment services sector is an example of our ability to deliver higher quality services at lower costs in new areas of privatization.

Pursue International Growth Opportunities

As a global international provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have operations in Australia, the United Kingdom, South Africa and Canada. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive. For example, during the fourth quarter of 2004, we opened an office in the United Kingdom to vigorously pursue new business opportunities in England, Wales and Scotland. In March 2006, we entered into a contract to manage the operations of the 198-bed Campsfield House in Kidlington, United Kingdom. We began operations under this contract in the second quarter of 2006.

Selectively Pursue Acquisition Opportunities

We consider acquisitions that are strategic in nature and enhance our geographic platform on an ongoing basis. On November 4, 2005, we acquired Correctional Services Corporation or CSC, bringing over 8,000 additional adult correctional and detention beds under our management. We will continue to review acquisition opportunities that may become available in the future, both in the privatized corrections, detention, mental health and residential treatment services sectors, and in complementary government outsourced services areas.

Facilities

The following table summarizes certain information with respect to facilities that GEO (or a subsidiary or joint venture of GEO) operated under a management contract or had an award to manage as of December 31, 2006:

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Domestic Contracts:
Allen Correctional Center
Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	October 2003	3 years	One, Two-year	Manage only
Arizona State Prison Florence West
Florence, AZ	750	ADC	State DUI/RTC Correctional Facility	Minimum/ Medium	October 2002	10 years	Two, Five-year	Lease

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Central Arizona Correctional Facility
Florence, AZ	1,000	ADC	State Sex Offender Correctional Facility	Minimum/ Medium	December 2006	10 years	Two, Five-year	Lease
Arizona State Prison Phoenix West
Phoenix, AZ	450	ADC	State DWI Correctional Facility	Minimum/ Medium	July 2002	10 years	Two, Five-year	Lease
Aurora ICE Processing Center
Aurora, CO	400	ICE	Federal Detention Facility	Minimum/ Medium	October 2006	8 months	Four, One-year	Own(7)
Bill Clayton Detention Center
Littlefield, TX	310	Littlefield, TX/ IDOC	Local/State Correctional/ Detention Facility	Minimum/ Medium	January 2004 July 2006	10 years 2 years	Two, Five-year Unlimited One-year	Manage Only
Bridgeport Correctional Center
Bridgeport, TX	520	TDCJ	State Correctional Facility	Minimum/ Medium	September 2005	3 year	Two, One-year	Manage Only
Bronx Community Re-entry Center
Bronx, NY	130	BOP	Federal Halfway House	Minimum	April 2002	2 years	Three, One-year	Lease
Brooklyn Community Corrections Center
Brooklyn, NY	174	BOP	Federal Halfway House	Minimum	February 2005	2 years	Three, One-year	Lease
Broward Transition Center
Deerfield Beach, FL	600	ICE	Federal Detention Facility	Minimum	October 2003	1 year	Four, One-year	Own(7)
Central Texas Detention Facility
San Antonio, TX(2)	688	Bexar County/ICE & USMS	Local & Federal Detention Facility	All Levels	January 2002	3 years	One, Two-year	Lease- County
Central Valley MCCF
McFarland, CA	625	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Own(7)
Cleveland Correctional Center
Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum/ Medium	January 2004	3 year	Two, One-year	Manage Only
Coke County JJC
Bronte, TX	200	TYC	State Juvenile Correctional Facility	Medium/ Maximum	September 2004	2 year	One, Two-year	Lease
Colorado Medium Custody Prison(6)
TBD	1,504		State Correctional Facility
Desert View MCCF
Adelanto, CA	643	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Own(7)

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Dickens County Correctional Center
Spur, TX	489	Dickens County/ IDOC/ ICE/Other Counties	Local/State Federal Correctional Facility	All Levels	August 2001 (IDOC) July 2006	15 years 2 years	N/A Unlimited One-year	Manage Only
East Mississippi Correctional Facility
Meridian, MS	1,000	MDOC	State Correctional Facility	Mental Health All Levels	August 2006	2 years	Two, One-year	Manage only
Fort Worth Community Corrections Facility
Fort Worth, TX	225	TDCJ	State Halfway House	Minimum	September 2003	2 years	Two, Two-year	Leased
Frio County Detention Center
Pearsall, TX	391	Frio County/ Other Counties	Local Detention Facility	All Levels	December 1997	12 years	One, Five-year	Part Leased/ Part Owned
George W. Hill Correctional Facility
Thornton, PA	1,883	Delaware County	Local Detention Facility	All Levels	June 2006	19 months	Successive, Two-year	Manage Only
Golden State MCCF
McFarland, CA	625	CDCR	State Correctional Facility	Medium	December 1997	10 years	N/A	Own(7)
Graceville Correctional Facility
Graceville, FL	1,500	DMS	State Correctional Facility	Medium/ Close	N/A	3 years	Successive, Two-year	N/A
Guadalupe County Correctional Facility
Santa Rosa, NM(3)	600	Guadalupe County/ NMCD	Local/State Correctional Facility	Medium	September 1998	3 years (revised term)	Five, one-year extensions beginning 2004	Own
Jefferson County Downtown Jail
Beaumont, TX	500	Jefferson County/ TDCJ/ ICE/USMS	Local/State Federal Detention Facility	All Levels	September 1998	Month to Month	Unlimited, One-month	Manage Only
Karnes Correctional Center
Karnes City, TX(2)	679	Karnes County/ ICE & USMS	Local & Federal Detention Facility	All Levels	January 1998	30 years	N/A	Own(7)
Lawrenceville Correctional Center
Lawrenceville, VA	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 years	Ten, One-year	Manage Only
Lawton Correctional Facility
Lawton, OK	2,518	ODOC	State Correctional Facility	Medium	July 2003	1 year	Four, One-year	Own(7)
Lea County Correctional Facility
Hobbs, NM(3)	1,200	Lea County/ NMCD	Local/State Correctional Facility	All Levels	September 1998	3 years	Five, One-year beginning 2003	Own(7)

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Lockhart Secure Work Program Facilities
Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum	January 2004	3 years	Two, One-year	Manage Only
Marshall County Correctional
Holly Springs, MS	1,000	MDOC	State Correctional Facility	Medium	September 2006	2 years	Two, One-year	Manage Only
McFarland CCF
McFarland, CA	224	CDCR	State Correctional Facility	Minimum	January 2006	5 years	Two, Five-year	Own(7)
Migrant Operations Center
Guantanamo Bay NAS, Cuba	130	ICE	Federal Migrant Center	Minimum	November 2006	11 Months	Four, One-year	Manage Only
Moore Haven Correctional Facility
Moore Haven, FL	750 + 235 exp.	DMS	State Correctional Facility	Medium	January 2000	2 years	Unlimited, Two-year	Manage Only
New Castle Correctional Facility
New Castle, IN	2,416	IDOC	State Correctional Facility	Medium	January 2006	4 years	Three, Two-year	Manage Only
Newton County Correctional Center
Newton, TX	872	Newton County/ TDCJ	Local/State Correctional Facility	All Levels	February 2002	5 years	Two, Five-year	Manage Only
Northeast New Mexico Detention Facility
Clayton, NM	625	Clayton/ NMCD	Local/State Correctional Facility	Medium	open	5 years	Five, One-year	open
North Texas ISF
Fort Worth, TX	400	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Four, One-year	Lease
Northwest Detention Center
Tacoma, WA	1,000	ICE	Federal Detention Facility	Minimum/ Medium	April 2004	1 year	Four, One-year	Own
Queens Detention Facility
Jamaica, NY	229	OFDT/USMS	Federal Detention Facility	Minimum/ Medium	April 2002	1 year	Four, One-year	Own(7)
Reeves County Detention Complex R1/R2
Pecos, TX(2)	2,200	Reeves County/ BOP	Federal Correctional Facility	Low	April 2005	9 years	Unlimited, Ten-year	Manage Only
Reeves County Detention Complex R3
Pecos, TX(2)	1,356	Reeves County/BOP	Federal Correctional Facility	Low	April 2005	9 years	Unlimited, Ten-year	Manage Only
Rivers Correctional Institution
Winton, NC	1,200	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Sanders Estes Unit
Venus, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2004	3 years	Two, One-year	Manage Only
South Bay Correctional Facility
South Bay, FL	1,862	DMS	State Correctional Facility	Medium/ Close	July 2006	3 years	Unlimited, Two-year	Manage Only
South Texas Detention Complex
Pearsall, TX	1,904	ICE	Federal Detention Facility	Minimum/ Medium	June 2005	1 year	Four, One-year	Lease
South Texas ISF
Houston, TX	450	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Two, One-year	Manage Only
Taft Correctional Institution
Taft, CA	2,048	BOP	Federal Correctional Facility	Low/ Minimum	December 1997	3 years	Seven, One-year	Manage Only
Tri-County Justice & Detention Center
Ullin, IL	226	Pulaski County/ ICE	Local & Federal Detention Facility	All Levels	July 2004	6 years	Two, Five-year	Manage Only
Val Verde Correctional Facility
Del Rio, TX(2)	784 + 576 exp	Val Verde County/ USMS/ ICE	Local & Federal Detention Facility	All Levels	January 2001	20 years	Unlimited, Five-year	Own
Western Region Detention Facility at San Diego
San Diego, CA	700	USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease
International Contracts:
Arthur Gorrie Correctional Centre
Wacol, Australia	710 + 180 exp	QLD DCS	Reception & Remand Centre	High/ Maximum	December 2002	5 years	One, Five-year	Manage Only
Fulham Correctional Centre
Victoria, Australia	717	VIC MOC	State Prison	Minimum/ Medium	September 2005	3 years	Four, Three-year	Manage Only
Junee Correctional Centre
Junee, Australia	790	NSW	State Prison	Minimum/ Medium	April 2001	5 years	One, Three-year	Manage Only
Kutama-Sinthumule Correctional Centre Northern Province,
Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	July 1999	25 years	None	Manage Only
Melbourne Custody Centre
Melbourne, Australia	67	VIC CC	State Jail	All Levels	March 2005	3 years	Two, One-year	Manage Only
New Brunswick Youth Centre
Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term	Duration	Option	Ownership

Pacific Shores Healthcare
Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	December 2003	3 years	Four, Six-months	Manage Only
Campsfield House Immigration Removal Centre
Kidlington, England	198	UK Home Office of Immigration	Detention Centre	Minimum	May 2006	3 years	One, Two-year	Manage Only
GEO Care Services:
Florida Civil Commitment Center
Arcadia, FL	680/40	FL — DCF	State Civil Commitment	All Levels	July 2006	5 years	Three, Five-year	Manage Only
Palm Beach County Jail
Palm Beach, FL	N/A	PBC as Subcontractor To Healthcare Armor	Mental Health Services to County Jail	All Levels	May 2006	5 years	N/A	Manage Only
South Florida State Hospital
Pembroke Pines, FL	335	FL- DCF	State Psychiatric Hospital	Mental Health	July 2003	5 years	Two, Five-year	Manage Only
Fort Bayard Medical Center
Ft. Bayard, NM	230	State of NM, Department of Health	Special Needs Long-Term Care Facility	Special Needs & Long-Term Care	November 2005	3 years	Four, Five-year	Manage Only
South Florida Evaluation and Treatment Center
Miami, FL	213	FL — DCF	State Forensic Hospital	Mental Health	July 2005	5 years	Two, Five-year	Manage Only
South Florida Evaluation and Treatment Center — Annex
Miami, FL	100	FL — DCF	State Forensic Hospital	Mental Health	March 2007	5 years	One, Four-year	Manage Only

Customer Legend:

Abbreviation	Customer

LA DPS&C	Louisiana Department of Public Safety & Corrections
ADOC	Arizona Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
WDOC	Wyoming Department of Corrections
TDCJ	Texas Department of Criminal Justice
CDCR	California Department of Corrections
CDOC	Colorado Department of Corrections
TYC	Texas Youth Commission
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
DMS	Florida Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
IDOC	Indiana Department of Corrections

Abbreviation	Customer

QLD DCS	Department of Corrective Services of the State of Queensland
OFDT	Office of Federal Detention Trustees
VIC MOC	Minister of Corrections of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families

(1)	GEO also owns facilities in Jena, LA and Baldwin, MI that were not in use during fiscal year 2006. Both of these facilities remain inactive. See Note 12 of the Financial Statements.

(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, for the county, USMS, ICE, BOP, and other state jurisdictions.

(3)	GEO has a five-year contract with four one-year options to operate this facility on behalf of the county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to 9 government-operated prisons under this contract.

(6)	GEO provided notice of award from CDOC for medium security prison. No contracts have been signed as of this date.

(7)	GEO acquired these facilities from CPT on January 24, 2007. Prior to this date these facilities were leased by GEO from CPT.

Government Contracts — Rebids

The following table sets forth the number of contracts that are subject to renewal or re-bid in each of the next five years:

Year	Re-bid(1)	Total Number of Beds up for Renewal

2007	9	6,260
2008	7	6,744
2009	12	8,381
2010	5	3,665
2011	7	6,979
Thereafter	21	17,117

	61	49,146

(1)	Many of our contracts with our government customers have an initial fixed term and are thereafter subject to periodic renewals at the unilateral option of the customer. This table assumes that all of our government customers will exercise their unilateral renewal options under each existing facility management contract and, accordingly, that each contract will not be up for renewal or re-bid, as the case may be, until the full stated term of the contract, including the exercise of all applicable renewal options, has run. Although our historical contract renewal rate exceeds 90%, we cannot assure you that our customers will in fact exercise all of their unilateral renewal options under existing contracts. In addition, our government contracts can generally be terminated by our government customers at any time without cause. See “Risk Factors — We are subject to the termination or non-renewal of our government contracts, which could adversely affect our results of operations and liquidity, and our ability to secure new facility management contracts from other government customers.”

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

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies that are responsible for the operation of correctional, detention and mental health and residential treatment facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. corrections and international services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Cornell Companies, Inc.; Management and Training Corporation; Group 4 Securicor, Global Solutions, and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the mental health and residential treatment services industry. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2006, we had 10,253 full-time employees. Of such full-time employees, 195 were employed at our headquarters and regional offices and 10,058 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 535 and 916 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

Our training program for domestic facilities begins with approximately 40 hours of instruction regarding our policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each of our employees, who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

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

Insurance

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance.

Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are commercially insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim and the applicable policy terms and conditions. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. corrections operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. GEO Care, Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. We also maintain various levels of insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, Australia and the United Kingdom. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

International Operations

Our international operations for fiscal years 2006 and 2005 consisted of the operations of our wholly-owned Australian subsidiaries, and of our consolidated joint venture in South Africa (South African Custodial Management Pty. Limited, or SACM). Through our wholly-owned subsidiary, GEO Group Australia Pty. Limited, we currently manage five facilities in Australia. We operate one facility in South Africa through SACM. During the fourth quarter of 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. On March 6, 2006, we were awarded a contract to manage the operations of the 198 bed Campsfield House in Kidlington, United Kingdom. We began operations under this contract in the second quarter of 2006. See Item 7 for more information on SACM. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 16 Business Segment and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no single customer provided more than 10% of our consolidated revenues during fiscal years 2006, 2005 or 2004:

Customer	2006	2005	2004

Various agencies of the U.S. Federal Government	30%	27%	27%
Various agencies of the State of Florida	5%	7%	12%

Concentration of credit risk related to accounts receivable is reflective of the related revenues.

Available Information

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

We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of December 31, 2006 was $145.0 million, excluding non recourse debt of $131.7 million and capital lease liability balances of $16.6 million. In addition, as of December 31, 2006, we had $54.5 million outstanding in letters of credit under the revolving loan portion of our senior secured credit facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $45.5 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

Additionally, on January 24, 2007, we completed the refinancing of our senior secured credit facility, referred to as the Senior Credit Facility through the execution of a Third Amended and Restated Credit Agreement, referred to as the Amended Senior Credit Facility. The Amended Senior Credit Facility consists of a $365 million 7-year term loan referred to as the Term Loan B and a $150 million 5-year revolver, expiring September 14, 2010, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.5% and the Revolver would bear interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, we used the $365 million in borrowings under the Term Loan B to finance our acquisition of CPT. After giving effect to these borrowings, we currently have approximately $515 million in total consolidated long-term indebtedness, excluding non recourse debt of $131.7 million and capital lease liability balances of $16.6 million. Based on our debt covenants and the amount of indebtedness we have outstanding, we currently have the ability to borrow an additional approximately $55 million under our Amended Senior Credit Facility.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Amended Senior Credit Facility and the indenture governing our outstanding 8 1/4 % Senior Unsecured Notes, referred to as the Notes.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above. Future indebtedness issued pursuant to our universal shelf registration statement could have rights superior to those of our existing or future indebtedness.

The terms of the indenture governing the Notes and our Amended Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. In addition, we may refinance all or a portion of our indebtedness, including borrowings under our Amended Senior Credit Facility, and incur more indebtedness as a result. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. Additionally, on January 28, 2004, our universal shelf registration statement on Form S-3 was declared effective by the SEC. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of up to $200.0 million aggregate amount of certain of our securities, including our debt securities. On June 12, 2006 we completed a public offering of 4.5 million shares of our common stock (reflecting our recent 3-for-2 stock split) for approximately $110 million under the universal shelf registration statement. As a result, we have approximately $90 million remaining for the offer and sale by us of certain of our securities including our debt securities. Such debt securities could have rights superior to those of our existing indebtedness.

The covenants in the indenture governing the Notes and our Amended Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indenture governing the Notes and our Amended Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and or distributions on our capital stock, repurchase, redeem or retire our capital stock, prepay subordinated indebtedness, make investments;

•	issue preferred stock of subsidiaries;

•	make certain types of investments;

•	guarantee other indebtedness;

•	create liens on our assets;

•	transfer and sell assets;

•	create or permit restrictions on the ability of our restricted subsidiaries to make dividends or make other distributions to us;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	merge or consolidate with another company or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Amended Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining maximum senior and total leverage ratios, a minimum fixed charge coverage ratio, a minimum net worth and a limit on the amount of our annual capital expenditures. Some of these financial ratios become more restrictive over the life of the Amended Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Our failure to comply with any of the covenants under our Amended Senior Credit Facility and the indenture governing the Notes could cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Amended Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or new debt securities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all.

Because portions of our indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Our Amended Senior Credit Facility bears interest at a variable rate. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to our Amended Senior Credit Facility. Our estimated total annual interest expense based on borrowings outstanding as of January 24, 2007 reflecting the acquisition of CPT is approximately $25.1 million. Based on estimated borrowings of $365 million outstanding under the Amended Senior Credit Facility, a one percent increase in the interest rate applicable to the Senior Credit Facility, will increase interest expense by $3.7 million.

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

We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the fiscal year ended December 31, 2006, our subsidiaries accounted for 28.8% of our consolidated revenues, and, as of December 31, 2006 our subsidiaries accounted for 20.3% of our consolidated total assets.

Risks Related to Our Business and Industry

We are subject to the termination or non-renewal of our government contracts, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

Governmental agencies may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower fee for per diem rates. They also generally have the right to renew facility contracts at their option. Notwithstanding any contractual renewal option, as of December 31, 2006, nine of our facility management contracts are scheduled to expire on or before December 31, 2007. These contracts represented 14.5% of our consolidated revenues for the fiscal year ended December 31, 2006. Some or all of these contracts may not be renewed by the corresponding governmental agency. See “Business — Government Contracts — Rebids.” In addition, governmental agencies may determine not to exercise renewal options with respect to any of our contracts in the future. In the event any of our management contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal or termination of any of our contracts with governmental agencies could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

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

We may not be able to secure financing and land for new facilities, which could adversely affect our results of operations and future growth.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our 32 governmental clients, six customers accounted for over 50% of our consolidated revenues for the fiscal year ended December 31, 2006. In addition, the three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, the Bureau of Immigration and Customs Enforcement, which we refer to as ICE, and the Marshals Service, accounted for approximately 29.5% of our total consolidated revenues for the fiscal year ended December 31, 2006, with the Bureau of Prisons accounting for approximately 9.8% of our total consolidated revenues for such period, the Marshals Service accounting for approximately 9.6% of our total consolidated revenues for such period, and ICE accounting for approximately 10.1% of our total consolidated revenues for such period. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, or the U.S. Marshals Service or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility, in a timely manner. The Governor of the State of Michigan’s veto in October 2005 of appropriations for our Michigan Correctional Facility in October 2005 is an example of this risk. See Item 3. Legal Proceedings. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending. Accordingly, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. In addition, it may become more difficult to renew our existing contracts on favorable terms or at all.

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the Notes and the Amended Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations.

Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are commercially insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim and the applicable policy terms and conditions. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. corrections operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, the United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability and auto liability policies and a $2.0 million per claim deductible under our workers’ compensation policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Our management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development based on both GEO’s own historical experience and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

Certain GEO facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles of up to $3.0 million. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.

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

For the fiscal year ended December 31, 2006, our international operations accounted for approximately 12% of our consolidated revenues. We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Wayne H. Calabrese, our Vice Chairman and President, and John G. O’Rourke, our Chief Financial Officer. Under the terms of their retirement agreements, each of these executives is currently eligible to retire at any time from GEO and receive significant lump sum retirement payments. The unexpected loss of any of these individuals could materially adversely affect our business, financial condition or results of operations. We do not maintain key-man life insurance to protect against the loss of any of these individuals.

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

We have an active acquisition program, the objective of which is to identify suitable acquisition targets that will enhance our growth. The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions. Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. We may also assume liabilities in connection with acquisitions that we would otherwise not be exposed to.

Risks Related to our Common Stock

Fluctuations in the stock market as well as general economic, market and industry conditions may harm the market price of our common stock.

The market price of our common stock has been subject to significant fluctuation. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors, including:

•	actual or anticipated quarterly fluctuations in our financial results, particularly if they differ from investors’ expectations;

•	changes in financial estimates and recommendations by securities analysts;

•	general economic, market and political conditions, including war or acts of terrorism, not related to our business;

•	actions of our competitors and changes in the market valuations, strategy and capability of our competitors;

•	our ability to successfully integrate acquisitions and consolidations; and

•	changes in the prospects of the privatized corrections and detention industry.

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, may harm the market price of our common stock, regardless of our operating results.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock that we may issue and our ability to raise funds in new securities offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

Various anti-takeover protections applicable to us may make an acquisition of us more difficult and reduce the market value of our common stock.

We are a Florida corporation and the anti-takeover provisions of Florida law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our shareholders. In addition, provisions of our articles of incorporation may make an acquisition of us more difficult. Our articles of incorporation authorize the issuance by our board of directors of “blank check” preferred stock without shareholder approval. Such shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our common stock, making a takeover of us more difficult and expensive. We also have adopted a shareholder rights plan, commonly known as a “poison pill,” which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company and, accordingly, could discourage potential acquirors. In addition to discouraging takeovers, the anti-takeover provisions of Florida law and our articles of incorporation, as well as our shareholder rights plan, may have the impact of reducing the market value of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

If we fail to maintain the adequacy of our internal controls, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain effective internal controls could have an adverse effect on the price of our common stock.

We may issue additional debt securities that could limit our operating flexibility and negatively affect the value of our common stock.

In the future, we may issue additional debt securities which may be governed by an indenture or other instrument containing covenants that could place restrictions on the operation of our business and the execution of our business strategy in addition to the restrictions on our business already contained in the agreements governing our existing debt. In addition, we may choose to issue debt that is convertible or exchangeable for other securities, including our common stock, or that has rights, preferences and privileges senior to our common stock. Because any decision to issue debt securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future debt financings and we may be required to accept unfavorable terms for any such financings. Accordingly, any future issuance of debt could dilute the interest of holders of our common stock and reduce the value of our common stock.

Because we do not intend to pay dividends, shareholders will benefit from an investment in our common stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders purchase their shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Boca Raton, Florida, under a 10-year lease expiring 2013. In addition, we lease office space for our eastern regional office in Palm Beach Gardens, Florida; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space in Sydney, Australia, through our overseas affiliates, in Sandton, South Africa, and in Theale, England to support our Australian, South African, and UK operations, respectively.

See “Facilities” listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, we and CCA overbilled the State of Florida by an amount of at least $12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which we operate in Florida, (ii) our staffing patterns in filling vacant security positions at those facilities, and (iii) our alleged failure to meet the conditions of certain waivers granted to us by the State of Florida from the payment of liquidated damages penalties relating to our staffing patterns at those facilities. The portion of the complaint relating to us arises out of our operations at our South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that us and CCA overbilled the State of Florida by over $12 million.

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

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The lawsuit is being administered under an insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General, exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict in the lawsuit is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedes bond in the amount at approximately $60.0 million to cover the judgment.

We own the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. We operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, we leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated the our management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. We believe that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, we filed a lawsuit against the State to enforce our rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against us and granted us leave to amend the complaint. We filed an amended complaint and on September 13, 2006, the trial court granted summary judgment on the amended complaint in favor of the State and against us. We have filed a notice of appeal and are proceeding with the appeal. We reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value.

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

The nature of the our business exposes us to various types of claims or litigation, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the thirteen weeks ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2006 and 2005 and reflects the effect of the October 2, 2006 stock split. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 23, 2007, was 130 which includes shares held in street name.

	2006		2005
Quarter	High	Low	High	Low

First	$22.23	$14.74	$21.47	$17.07
Second	26.44	21.53	19.15	15.35
Third	30.68	21.92	19.30	16.77
Fourth	40.00	28.21	17.07	13.81

We did not pay any cash dividends on our common stock for fiscal years 2006 and 2005. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may consider relevant. In addition, the indenture governing our $150.0 million 8 1/4% senior notes due in 2013, and our $175.0 million senior credit facility also place material restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis, Cash Flow and Liquidity” and “Item 8. Financial Statements — Note 10-Debt” for further description of these restrictions.

We did not buy back any of our common stock during 2006 and 2005. On August 10, 2006, our Board of Directors declared a 3-for-2 stock split of our common stock. The stock split took effect on October 2, 2006 with respect to stockholders of record on September 15, 2006. Following the stock split, our shares outstanding increased from 13.0 million to 19.5 million. All per share amounts have been retro-actively restated to reflect the 3-for-2 stock split.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006, including our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, our 2006 Stock Incentive Plan and our 1995 Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	1,538,819	$9.22	225,300

Equity compensation plans not approved by security holders	—	—	—

Total	1,538,819	$9.22	225,300

Performance Graph

The following performance graph compares the performance of our common stock to the New York Stock Exchange Composite Index and to an index of peer companies we selected, and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Wilshire 500 Equity, and
S&P 500 Commercial Services and Supplies Indexes
(Performance through December 31, 2006)

			S&P 500 Commercial
	The GEO	Wilshire 5000	Services and
Date	Group, Inc.	Equity	Supplies
December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	$80.16	$79.14	$78.81
December 31, 2003	$164.50	$104.19	$97.45
December 31, 2004	$191.77	$117.20	$104.95
December 31, 2005	$165.44	$124.69	$109.59
December 31, 2006	$406.06	$144.36	$125.04

Assumes $100 invested on December 31, 2001 in The GEO Group, Inc. common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2006		2005		2004		2003		2002

Results of Continuing Operations:
Revenues	$860,882	100.0%	$612,900	100.0%	$593,994	100.0%	$549,238	100.0%	$501,982	100.0%
Operating income from continuing operations	64,201	7.5%	7,938	1.3%	38,991	6.6%	29,500	5.4%	23,195	4.6%
Income from continuing operations	$30,308	3.5%	$5,879	1.0%	$17,163	2.9%	$36,375	6.6%	$17,617	3.5%

Income from continuing operations per common share:
Basic:	$1.76		$0.41		$1.22		$1.55		$0.56

Diluted:	$1.70		$0.39		$1.17		$1.53		$0.55

Weighted Average Shares Outstanding:
Basic	17,221		14,370		14,076		23,427		31,722
Diluted	17,872		15,015		14,607		23,744		32,046
Financial Condition:
Current assets	$322,754		$229,292		$222,766		$191,811		$142,839
Current liabilities	173,703		136,519		117,478		118,704		79,360
Total assets	743,453		639,511		480,326		505,341		405,378
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	154,259		220,004		198,204		245,086		125,000
Shareholders’ equity	$248,610		$108,594		$99,739		$77,325		$150,215
Operational Data:
Contracts/awards	73		59		47		43		50
Facilities in operation	62		56		41		38		50
Design capacity of contracts	54,548		48,370		34,813		38,287		40,757
Compensated resident days(2)	15,788,208		12,607,525		12,458,102		11,389,821		10,591,019

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have not been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 3 Discontinued Operations.”

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom for fiscal years 2002 to 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.

Our business was founded in 1984 as a division of The Wackenhut Corporation, or TWC, a multinational provider of global security services. We were incorporated in 1988 as a wholly-owned subsidiary of TWC. In July 1994, we became a publicly-traded company. In 2002, TWC was acquired by Group 4 Falck A/S, which became our new parent company. In July 2003, we purchased all of our common stock owned by Group 4 Falck A/S and became an independent company. In November 2003, we changed our corporate name to ”The GEO Group, Inc.” We currently trade on the New York Stock Exchange under the ticker symbol “GEO.”

As of December 31, 2006, we operated a total of 62 correctional, detention and mental health and residential treatment facilities and had over 54,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 96.1% for the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2006, we had consolidated revenues of $860.9 million and consolidated operating income of $64.2 million.

Recent Developments

On September 20, 2006, we entered into an Agreement and Plan of Merger by and among us and CentraCore Properties Trust, which we refer to as CPT. On January 24, 2007, we completed the acquisition of CPT pursuant to the Agreement and Plan of Merger, dated as of September 19, 2006, referred to as the Merger Agreement, by and among us, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of GEO, and CPT. Under the terms of the Merger Agreement, CPT merged with and into GEO Acquisition II, Inc., referred to as the Merger, with GEO Acquisition II, Inc., being the surviving corporation of the Merger.

As a result of the Merger, each share of common stock of CPT was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. We paid an aggregate purchase price of approximately $427.6 million for the acquisition of CPT, inclusive of the payment of approximately $367.6 million in exchange for the common stock and the options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $20.0 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $62.6 million in cash on hand. As a result of the acquisition we will no longer have ongoing lease expense related to the properties we previously leased from CPT. However, we will have increased depreciation expense reflecting our ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

RSI Acquisition

On October 13, 2006, we acquired United Kingdom based Recruitment Solutions International (RSI) for approximately $2.3 million plus transaction related expenses. RSI is a privately-held provider of transportation services to The Home Office Nationality and Immigration Directorate. The acquisition of RSI did not materially impact 2006 results of operations.

CSC Acquisition

On November 4, 2005, we completed the acquisition of Correctional Services Corporation, or CSC, a Florida-based provider of privatized corrections/detention, community corrections and alternative sentencing services. The acquisition was completed through the merger of CSC into GEO Acquisition, Inc., a wholly owned subsidiary of GEO, referred to as the Merger. Under the terms of the Merger, we acquired 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share, or approximately $62.1 million in cash. As a result of the Merger, we became responsible for supervising the operation of the 16 adult correctional/detention facilities, totaling 8,037 beds, formerly run by CSC. Immediately following the purchase of CSC, we sold Youth Services International, Inc., (YSI) the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which will be paid in the form of a promissory note accruing interest at a rate of 6% per annum. During 2006, in connection with the CSC acquisition and related sale of YSI, we received approximately $2.0 million in additional sales proceeds, $1.5 million in cash and $0.5 million as additional promissory note, based on an unresolved matter relating to the closing balance sheet of YSI. This reduced goodwill by $2.0 million. The financial information included in the discussion below for fiscal year 2005 reflects the operations of CSC from November 4, 2005 through January 1, 2006.

Recent Financings

On January 24, 2007, we completed the refinancing of our Senior Credit Facility through the execution of the Amended Senior Credit Facility. The Amended Senior Credit Facility consists of a $365 million 7-year term loan referred to as the Term Loan B and a $150 million 5-year revolver, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.50% and the Revolver would bear interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, GEO used the $365 million in borrowings under the Term Loan B to finance GEO’s acquisition of CPT. See Item 7 Management’s Discussion and Analysis, Financial Condition — Cash and Liquidity for further discussion of the Amended Senior Credit facility.

On June 12, 2006, we sold in a follow-on public offering 3,000,000 shares of our common stock at a price of $35.46 per share (4,500,000 shares of its common stock at a price of $23.64 reflecting the 3 for 2 stock split). All shares were issued from treasury. The aggregate net proceeds (after deducting underwriter’s discounts and expenses) was approximately $100 million. On June 13, 2006, we utilized approximately $74.6 million of the proceeds to repay all outstanding debt under the term loan portion of our Senior Credit Facility. In addition, on August 11, 2006, we used $4.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that were currently outstanding and exercisable, and which were due to expire within the next three years. The balance of the net proceeds was used for general corporate purposes including working capital, capital expenditures and the acquisition of CPT.

Stock Split

On August 10, 2006, our board of directors declared a 3-for-2 stock split of our common stock. The stock split took effect on October 2, 2006 with respect to shareholders of record on September 15, 2006. Following the stock split, our shares outstanding increased from 13.0 million to 19.5 million.

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

On January 1, 2006, the last day of our 2005 fiscal year, we completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which we owned and operated since 1997 for approximately $11.5 million. We recognized a gain on the sale of this transaction of approximately $1.6 million or $1.0 million net of tax.

The accompanying consolidated financial statements and notes reflect the operations of DIMIA, Auckland and Atlantic Shores Hospital as discontinued operations.

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

On June 12, 2006 we completed a public offering of 4.5 million shares of our common stock for approximately $110 million under the universal shelf registration statement. As a result, we have approximately $90 million remaining for the offer and sale by us of certain of our securities including our debt securities.

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

Reserves for Insurance Losses

Claims for which we are insured arising from our U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are commercially insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim and the applicable policy terms and conditions. With respect to claims for which we are insured arising after October 1, 2002, we maintain a general liability policy for all U.S. corrections operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. GEO Care, Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, the United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability and auto liability policies and a $2.0 million per claim deductible under our workers’ compensation policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Our management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development based on both GEO’s own historical experience and industry experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

Certain GEO facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles of up to $3.0 million. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.

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

Property and Equipment

As of December 31, 2006, we had approximately $287.4 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended December 31, 2006. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

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

For the purposes of the discussion below, “2006” means the 52 week fiscal year ended December 31, 2006, “2005” means the 52 week fiscal year ended January 1, 2006, and “2004” means the 53 week fiscal year ended January 2, 2005.

  Overview

  2006 versus 2005

     Revenues and Operating Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue
U.S. Corrections	$612,810	71.2%	$473,280	77.3%	$139,530	29.5%
International Services	$103,553	12.0%	$98,829	16.1%	$4,724	4.8%
GEO Care	$70,379	8.2%	$32,616	5.3%	$37,763	115.8%
Other	$74,140	8.6%	$8,175	1.3%	$65,965	806.9%

Total	$860,882	100.0%	$612,900	100.0%	$247,982	40.5%

     U.S. Corrections Services

The increase in revenues for U.S. corrections facilities in 2006 compared to 2005 is primarily attributable to five items: (i) revenues increased $104.5 million as a result of the acquisition of Correctional Services Corporation, referred to as CSC, in November 2005; (ii) revenues increased $12.1 million in 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) revenues increased approximately $12.6 million in 2006 as a result of improved contractual terms at the San Diego facility; (iv) revenues decreased approximately $13.8 million in 2006 as a result of the Michigan Correctional Facility contract termination in October 2005; and (v) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.

The number of compensated resident days in U.S. corrections facilities increased to 13.4 million in 2006 from 10.7 million in 2005 due to the additional capacity of the acquired CSC facilities of 2.0 million. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. corrections facilities was 96.0% of capacity in 2006 compared to 95.7% in 2005, excluding our vacant Michigan and Jena facilities.

International Services

Revenues for international services facilities remained consistent in 2006 compared to 2005. Revenues increased by $4.7 million as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. However, this increase was offset by the weakening of the Australian dollar and South African Rand, which resulted in a decrease of $1.0 million and $0.8 million, respectively, while lower occupancy rates in Australia and South Africa accounted for a decrease in $0.2 million and $0.5 million, respectively for 2006.

The number of compensated resident days in international services facilities remained consistent at 2.0 million during 2006 and 2005. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international service facilities was 98.1% of capacity in 2006 compared to 99.6% in 2005.

GEO Care

The increase in revenues for GEO Care in 2006 compared to 2005 is primarily attributable to four new contracts which commenced operation in 2006. In January 2006, the South Florida Evaluation & Treatment Center in Miami, Florida and the Fort Bayard Medical Center in Fort Bayard, New Mexico commenced operations increasing revenues by $23.9 million and $3.3 million, respectively. The Palm Beach County Jail in Palm Beach County, Florida commenced operations in May 2006 and increased revenues $1.7 million. Annual revenues are expected to be approximately $2.7 million. In July 2006, we commenced operations of the Florida Civil Commitment Center in Arcadia, Florida, which contributed revenues of $8.3 million. Annual revenues are expected to be approximately $20 million.

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Operating Expenses
U.S. Corrections	$485,583	56.4%	$415,978	67.9%	$69,605	16.7%
International Services	$94,068	10.9%	$85,634	14.0%	$8,434	9.8%
GEO Care	$63,799	7.4%	$30,203	4.9%	$33,596	111.2%
Other	$74,728	8.7%	$8,313	1.4%	$66,415	798.9%

Total	$718,178	83.4%	$540,128	88.2%	$178,050	33.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other”.

U.S. Corrections

The increase in U.S. corrections operating expenses primarily reflects the acquisition of CSC (which increased operating expenses by $71.1 million in fiscal 2006), the New Castle Correctional Facility, opened in January 2006, as well as general increases in labor costs and utilities. Operating expenses as a percentage of revenues decreased in 2006 compared to 2005 primarily as a result of $20.9 million impairment charge related to the Michigan facility and a $4.3 million charge related to the Jena lease.

Operating expenses in 2006 were favorably impacted by a $4.0 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. The $4.0 million reduction in insurance reserves related to general liability, auto and workers compensation was the result of revised actuarial projections related to loss estimates for the initial four years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We have adjusted our reserve at October 1, 2006 and October 2, 2005 to reflect the actuary’s expected loss. Similarly, 2005 operating expenses were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers’ compensation insurance. Fiscal year 2005 operating expense reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010. Fiscal year 2005 operating expenses were also effected by higher than anticipated employee health insurance costs of approximately $1.7 million as well as start-up expenses of approximately $0.8 million associated with transitioning customers at our Queens, New York Facility.

International Services

Operating expenses for international services facilities increased in 2006 compared to 2005 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. Australian operating expenses decreased slightly during 2006 due to a 2005 insurance reserve adjustment which increased expenses by approximately $0.4 million in 2005. South African operating expenses remained consistent overall for 2006 and 2005.

International services segment operating expenses were impacted by reductions in the reserves related to the contract with DIMIA that was discontinued in February 2004. The company has exposure to general liability claims under the previous contract for seven years following the discontinuation of the contract. The Company reduced its reserves for this exposure $0.5 million and $0.9 million in the second quarter 2006 and second quarter 2005, respectively. The remaining reserve balance at December 31, 2006 is approximately $1.2 million and approximately 4 years remain until the tail period expires.

GEO Care

Operating expenses for GEO Care increased approximately $33.6 million during 2006 from 2005 primarily due to the activation of the new contracts discussed above.

Other Revenue and Operating Expense

“Other” primarily consists of revenues and related operating expenses associated with our construction business. There was an increase in revenue in our construction business of approximately $66.0 million in 2006 as compared to 2005. The construction revenue is related to our expansion of the Moore Haven Facility, which we currently manage, and the new construction of the Graceville Facility, which we will manage upon completion in the third quarter of 2007. Furthermore, operating expenses relating to the construction of both the Graceville Facility and Moore Haven Facility were approximately $50.4 and $11.9 million, respectively. Offsetting this increase was the completion of the expansion of South Bay at the end of the third quarter of 2005, which represented $7.1 million of construction revenue in 2005.

Other Unallocated Operating Expenses

General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$56,268	6.5%	$48,958	8.0%	$7,310	14.9%

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $7.3 million in 2006 compared to 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs and related taxes of approximately $4.8 million as a result of increased headcount of administrative staff and higher estimated annual bonus payments under the Company’s incentive compensation plans due to an increase in earnings. Amortization of deferred compensation and expense related to stock options increased general and administrative expenses $1.4 million. Administrative costs as well as general increases in travel expense increased approximately $1.7 million.

Non Operating Expenses

Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$10,687	1.2%	$9,154	1.5%	$1,533	16.8%
Interest Expense	$28,231	3.3%	$23,016	3.8%	$5,215	22.7%

The increase in interest income is primarily due to higher average invested cash balances.

The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR rates.

Provision for Income Taxes

	2006	Effective Rate	2005	Effective Rate
		(Dollars in thousands)

Income Taxes	$16,505	36.4%	$(11,826)	N/A

Income taxes for 2006 include certain one time items of $0.7 million resulting in an effective tax rate of 36.4%. Without such items the rate would have been approximately 38%.

Income taxes for 2005 reflect a benefit as a result of the loss before income taxes which primarily resulted from the $20.9 million impairment charge for the Michigan Facility and the $4.3 million charge to record the remaining lease obligation for the Jena lease with CPT. The income tax benefit for 2005 reflects a benefit of $6.5 million in the fourth quarter 2005 related to a step up in tax basis for an asset in Australia which resulted in a decreased deferred tax liability. The income tax benefit for 2005 also reflects a benefit of $1.7 million in the second quarter 2005 related to the American Jobs Creation Act of 2004, or the AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

Minority Interest

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
			(Dollars in thousands)

Minority Interest	$(125)	(0.0)%	$(742)	(0.1)%	$617	(83.2)%

Decrease in minority interest reflects reduced performance during 2006 as a result of lower revenues during the first and second quarter of 2006 related to facility modifications which resulted in reduced capacity and related billings.

Equity in Earnings of Affiliate

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
			(Dollars in thousands)

Equity in Earnings of Affiliate	$1,576	0.2%	$2,079	0.3%	$(503)	(24.2)%

Equity in earnings of affiliates in 2006 reflects the normal operations of South African Custodial Services Pty. Limited (“SACS”).

Equity in earnings of affiliate in 2005 reflects a one time tax benefit of $2.1 million related to a change in South African tax law.

In 2005, our equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change has the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007 the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenue. The law change will impact the equity in earnings of affiliate beginning in 2007. The Company is in the process of fully assessing the impact of the new legislation. However, as a result of the new legislation, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of up to $2.3 million in the first quarter of 2007.

2005 versus 2004

Revenues and Operating Expenses

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)

Revenue
U.S. Corrections	$473,280	77.3%	$455,947	76.8%	$17,333	3.8%
International Services	$98,829	16.1%	$91,005	15.3%	$7,824	8.6%
GEO Care	$32,616	5.3%	$31,704	5.3%	$912	2.9%
Other	$8,175	1.3%	$15,338	2.6%	$(7,163)	(46.7)%

Total	$612,900	100.0%	$593,994	100.0%	$18,906	3.2%

U.S. Corrections

The increase in revenues for U.S. corrections facilities in 2005 compared to 2004 is primarily attributable to four items: (i) the acquisition of CSC in November 2005 increased revenues $17.3 million; (ii) the McFarland facility was idle for all of 2004 and was re-opened in January 2005 resulting in an increase in revenues of approximately $3.1 million; (iii) domestic revenues also increased due to contractual adjustments for inflation, slightly higher occupancy rates and improved terms negotiated into a number of contracts. These increases offset a decrease in revenues due to the transition of the Queens contract from ICE to USMS, the closure of the Michigan Correctional Facility on October 14, 2005, the expiration of our operating contract for the Kyle Facility on August 31, 2005, and lower populations in our Val Verde, and San Diego Facilities; and revenues decreased in 2005 because it contained 52 weeks compared to 2004, which contained 53 weeks.

The number of compensated resident days in U.S. corrections facilities increased to 10.7 million in 2005 from 10.5 million in 2004. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. corrections facilities was 97.5% of capacity in 2005 compared to 99.3% in 2004. The decrease in the average occupancy is due to an increase in the number of beds made available to us under our contracts and lower populations in our Val Verde and San Diego facilities.

International Services

Revenues for international services facilities in 2005 compared to 2004 increased approximately $7.8 million, $2.6 million and $0.2 million of which was due to the strengthening of the Australian dollar and South African Rand, respectively, and $5.0 million of which was due to higher occupancy rates and contractual adjustments for inflation.

The number of compensated resident days in international services facilities remained consistent at 2.0 million during 2005 and 2004. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 99.6% of capacity in 2005 compared to 100.0% in 2004, excluding the Auckland facility.

GEO Care

The revenues for GEO Care in 2005 compared to 2004 remained consistent at $30 million. The revenues in 2005 and 2004 primarily reflect the operations of a single facility.

	2005	% of Revenue	2004	% of Revenue	$ Change	% Change
			(Dollars in thousands)

Operating Expenses
U.S. Corrections	$415,978	67.9%	$375,590	63.2%	$40,388	10.8%
International Services	$85,634	14.0%	$75,043	12.6%	$10,591	14.1%
GEO Care	$30,203	4.9%	$29,567	5.0%	$636	2.2%
Other	$8,313	1.4%	$15,026	2.5%	$(6,713)	(44.7)%

Total	$540,128	88.2%	$495,226	83.3%	$44,902	9.1%

U.S. Corrections

U.S. corrections operating expenses for fiscal year 2005 reflect an impairment charge of $20.9 million for the Michigan Correctional Facility. We own the 480-bed Michigan Correctional Facility and operated the facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. On September 30, 2005, the Governor of the State of Michigan announced her decision to close the facility and as a result our management contract with the MDOC was terminated. Additionally, 2005 operating expenses reflect an operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010.

Operating expenses in 2005 were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers’ compensation insurance. This favorable reduction was largely offset by higher than anticipated U.S. employee health insurance costs of approximately $1.7 million, transition expenses of approximately $0.8 million associated with our Queens, New York Facility, and start-up expenses at certain domestic facilities of approximately $0.6 million.

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

During 2005, we experienced an adverse development in our employee health program. Since we are self-insured for employee healthcare, this adverse development resulted in additional claims expense and increased reserve requirements. During the third quarter of 2005, we completed a review of our employee health program and made adjustments to the plan to reduce future costs. The revised plan was effective November 1, 2005. There can be no assurance that these modifications will improve our claims experience.

Operating expenses in 2004 reflect an additional provision for operating losses of approximately $3.0 million related to our inactive facility in Jena, Louisiana.

The remaining increase in operating expenses is consistent with and proportional to the increase in revenues discussed above as a result of the CSC acquisition, the start-up of new facilities and the expansion of existing facilities.

International Services

Operating expenses for international services facilities increased in 2005 compared to 2004 as a result of the strengthening of the Australian dollar and South African Rand. Australian operating expenses increased slightly during 2005 due to a 2005 insurance reserve adjustment which increased expenses by approximately $0.4 million in 2005. South African operating expenses remained consistent overall for 2005 and 2004.

International services segment operating expenses were impacted by reductions in the reserves related to the contract with DIMIA discontinued in February 2004. The company has exposure to general liability claims under the previous contract for seven years following the discontinuation of the contract. The Company reduced its reserves for this exposure $0.9 million and $0.9 million in the second quarter 2005 and second quarter 2004, respectively.

GEO Care

The operating expenses for GEO Care in 2005 compared to 2004 remained consistent and primarily reflect the operations of a single facility.

Other Revenue and Operating Expense

“Other” primarily consists of revenues and related operating expenses associated with our construction business. The decrease in 2005 primarily relates to approximately $7.2 million less construction revenue as compared to 2004. The construction revenue is related to our expansion of the South Bay Facility, one of the facilities that we manage. The expansion was completed at the end of the second quarter of 2005.

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

Costs Associated with Debt Refinancing

Deferred financing fees of $1.4 million were written off in 2005 in connection with the refinancing of the term loan portion of the Senior Credit Facility. In 2004, $0.3 million was written off in connection with the $43.0 million payment related to the term loan portion of the Senior Credit Facility.

Provision for Income Taxes

	2005	Effective Rate	2004	Effective Rate
		(Dollars in thousands)

Income Taxes	$(11,826)	N/A	$8,231	31.5%

Income taxes for 2005 reflect a benefit as a result of the loss before income taxes which primarily resulted from the $20.9 million impairment charge for the Michigan Facility and the $4.3 million charge to record the remaining lease obligation for the Jena lease with CPT.

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

Financial Condition

Liquidity and Capital Resources

On January 24, 2007, we completed the refinancing of our Senior Credit Facility through the execution of the Amended Senior Credit Facility, by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp, as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Amended Senior Credit Facility consists of a $365 million 7-year term loan referred to as the Term Loan B and a $150 million 5-year revolver, expiring September 14, 2010, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.50%. The Revolver would bear interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, GEO used the $365 million in borrowings under the Term Loan B to finance GEO’s acquisition of CPT.

Current cash requirements consist of amounts needed for working capital, debt service, capital expenditures, supply purchases and investments in joint ventures. Our primary source of liquidity to meet these requirements is cash flow from operations and, after January 24, 2007, borrowings from the $150 million Revolver under our Amended Senior Credit Facility. As of December 31, 2006, we had $45.5 million available for borrowing under the revolving portion of the Senior Credit Facility.

We incurred substantial indebtedness in connection with the acquisition CPT on January 24, 2007, CSC on November 4, 2005 and the share purchase in 2003. As of December 31, 2006, we had $150.0 million of consolidated debt outstanding, excluding $147.3 million of non-recourse debt. As of December 31, 2006, we also had outstanding seven letters of guarantee totaling approximately $6.1 million under separate international credit facilities. As a result of the refinancing of our Senior Credit Facility we have $515 million consolidated debt outstanding, excluding non-recourse debt. After giving effect to these borrowings, we currently have approximately $515 million in total consolidated long-term indebtedness, excluding non recourse debt of $131.7 million and capital lease liability balances of $16.6 million. Based on our debt covenants and the amount of indebtedness we have outstanding, we currently have the ability to borrow an additional approximately $55 million under our Amended Senior Credit Facility. Our significant debt service obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.” However, our management believes that cash on hand, cash flows from operations and our Senior Credit Facility will be adequate to support currently planned business expansion and various obligations incurred in the operation of our business, both on a near and long-term basis.

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

Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered. Based on current estimates of our capital needs, we anticipate that our capital expenditures will range from $50 million to $150 million during the next 12 months. We are in the process of a 576 bed expansion of Val Verde Correctional Facility in Del Rio, Texas for approximately $20 million. The expansion is expected to be completed in the third quarter of 2007. Additionally, as a result of the acquisition of CPT, we will fund an expansion of Delaney Hall, a facility which we do not operate, for approximately $10 million, with expected completion in the first quarter 2008. Capital expenditures related to other facility expansions and normal operating activities are expected to range between $20 million and $40 million. Our range of $50 million to $150 million for capital needs includes potential capital expenditures related to expansion of existing facilities if we receive new contracts or contract modifications. We plan to fund these capital expenditures from cash from operations, borrowings under the Amended Senior Credit Facility or other financings.

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

We are exposed to various commitments and contingencies which may have a material adverse effect on our financial condition and results of operations. See Item 3. Legal Proceedings.

The Amended Senior Credit Facility

On January 24, 2007, we completed the Amended Senior Credit Facility and used the $365 million in borrowings under the Term Loan B to finance the acquisition of CPT. GEO has no current borrowings under the Revolver and intends to use future borrowings thereunder for the purposes permitted under the Amended senior Credit Facility, including to fund general corporate purposes.

All of the obligations under the Amended Senior Credit Facility are unconditionally guaranteed by each of GEO’s existing material domestic subsidiaries. The Amended Senior Credit Facility and the related guarantees are secured by substantially all of GEO’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by GEO and each guarantor, and (ii) perfected first-priority security interests in all of GEO’s present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

Borrowings	LIBOR plus 2.25% or base rate plus 1.25%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings	0.38% to 0.5%.

The Amended Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Leverage Ratio

Through December 30, 2008	Total leverage ratio ≤ 5.50 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 4.75 to 1.00, to 3.00 to 1.00
Through December 30, 2008	Senior secured leverage ratio ≤ 4.00 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 3.25 to 1.00, to 2.00 to 1.00
Four quarters ending June 29, 2008, to December 30, 2009	Fixed charge coverage ratio of 1.00, thereafter increases to 1.10 to 1.00

In addition, the Amended Senior Credit Facility prohibits us from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of any future equity offerings, are not subject to numerical limitations.

The Amended Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict GEO’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of capital stock, (viii) transact with affiliates, (ix) make changes in accounting treatment, (x) amend or modify the terms of any subordinated indebtedness, (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than contained in the Amended Senior Credit Facility, (xii) alter the business GEO conducts, and (xiii) materially impair GEO’s lenders’ security interests in the collateral for its loans.

Events of default under the Amended Senior Credit Facility include, but are not limited to, (i) GEO’s failure to pay principal or interest when due, (ii) GEO’s material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against GEO, and (viii) a change of control.

The covenants governing our Amended Senior Credit Facility, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

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

The covenants governing the Notes impose significant operating and financial restrictions which may substantially restrict and adversely affect our ability to operate our business. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We are in compliance with all of the covenants of the Indenture governing the Notes as of December 31, 2006.

Non-Recourse Debt

South Texas Detention Complex:

In February 2004, CSC was awarded a contract by ICE to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities for the operation of the facility resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.

Included in current and non-current restricted cash is $18.6 million as of December 31, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.

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

Included in current and non-current restricted cash is $11.1 million as of December 31, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at December 31, 2006, was approximately $3.9 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.6 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $2.9 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or approximately $2.2 million commencing in 2017. We have a liability of $0.7 million and $0.6 million related to this exposure as of December 31, 2006 and January 1, 2006, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility

At December 31, 2006, we also had outstanding seven letters of guarantee totaling approximately $6.1 million under separate international facilities. We do not have any off balance sheet arrangements.

Derivatives

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of December 31, 2006 and January 1, 2006, the fair value of the swaps totaled approximately $(1.7) million and $(1.1) million, respectively, and is included in other non-current liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swaps for the years ended December 31, 2006 or January 1, 2006.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap as of December 31, 2006 and January 1, 2006 was approximately $3.2 million and ($0.4) million, respectively, and is recorded as a component of other non-current assets and of other non-current liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which will result in the reclassification into earnings of gains or losses associated with this swap that are currently reported in accumulated other comprehensive loss.

Cash Flow

Cash and cash equivalents as of December 31, 2006 were $111.5 million, an increase of $54.4 million from January 1, 2006.

Cash provided by operating activities of continuing operations in 2006, 2005 and 2004 was $45.8 million, $31.4 million, and $31.5 million, respectively. Cash provided by operating activities of continuing operations in 2006 was positively impacted by $22.2 million of depreciation and amortization expense as well as an increase in accounts payable and accrued expenses. Cash provided by operating activities of continuing operations in 2005 was positively impacted by impairment charges of $20.9 million for our Michigan Correctional Facility and $4.3 million related to our Jena facility. Cash provided by operating activities of continuing operations in 2004 was positively impacted by an increase in accrued payroll and related taxes and other liabilities as well as a $3.0 million charge related to our Jena facility.

Cash provided by operating activities of continuing operations in 2006 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable is attributable to the increase in value of our Australian subsidiary’s accounts receivable due to an increase in foreign exchange rates, the addition of CSC for the entire year, new contracts at New Castle, the South Florida Evaluation and Treatment Center, Fort Bayard Medical Center and Campsfield House as well as slightly higher billings reflecting a general increase in facility occupancy levels.

Cash used in investing activities of continuing operations in 2006 was $16.9 million. Cash used by investing activities in 2005 was $104.5 million and cash provided by investing activities in 2004 was $42.1 million, respectively. Cash used in investing activities in 2006 relate to capital expenditures partially offset by purchase price adjustments related to the sale of YSI. Cash used in investing activities in 2005 reflect the acquisition of CSC. In 2004, there was a decrease in the restricted cash balance of $52.0 million due to the payment of $43.0 million of the term loan portion of the Senior Credit Facility with the net proceeds of the sale of PCG. This payment satisfied the restriction on cash imposed by the terms of the Senior Credit Facility and the remainder was reclassified to cash.

Cash provided by financing activities in 2006 was $21.7 million and reflects proceeds received from the equity offering of $99.9 million and proceeds received from the exercise of stock options of $5.4 million offset by payments of debt of $82.6 million. Cash provided by financing activities in 2005 was $24.6 million. Cash used in financing activities in 2004 was $47.1 million. Cash provided by financing activities in 2005 reflects the payoff of $53.4 million and the refinancing of $75.0 million of the term loan portion of the Senior Credit Facility. Cash used in financing activities in 2004 reflects payments of $10.0 million on borrowings under the Revolving Credit Facility, $4.0 million in scheduled payments on the Term Loan Facility, and a one-time $43.0 million payment on the Term Loan Facility from the net proceeds from the sale of our interest in PCG.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of December 31, 2006, which requires us to make payments over the periods presented.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Long-term debt obligations	$150,111	$28	$56	$27	$150,000
Capital lease obligations (includes imputed interest)	30,757	2,195	4,123	3,864	20,575
Operating lease obligations	42,908	10,112	17,130	7,629	8,037
Non-recourse debt	147,260	11,873	25,930	29,049	80,408
Estimated interest payments on debt (a)	133,213	20,116	38,721	36,183	38,193
Estimated payments on interest rate swaps (a)	(2,054)	(316)	(632)	(632)	(474)
Other long-term liabilities	14,297	11,947	220	301	1,829

Total	$516,492	$55,955	$85,548	$76,421	$298,568

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our credit facility and swap agreements were calculated using LIBOR rates of 5.30% and 5.38% based on our bank rates as of February 15, 2007 and January 12, 2007, respectively.

We do not have any additional off balance sheet arrangements which would subject us to additional liabilities.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2006, 2005 and 2004. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

The private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs over the past five years. Since year-end 2000, the number of federal inmates held at private correctional and detention facilities has increased over 50 percent. At midyear 2005, the private sector housed approximately 14.4% of federal inmates. Approximately 57% of the estimated 2.2 million individuals incarcerated in the United States at year-end 2004 were held in state prisons. At midyear 2005, the private sector housed approximately 5.6% of all state inmates. In addition to our strong position in the U.S. market, we are the only publicly traded U.S. correctional company with international operations. We believe that our existing international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2006, we announced 10 new projects representing 4,934 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known client. We also plan to leverage our experience to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

  Revenue

Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state at local levels has been as strong as it has been at any time during the last decade, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states, most recently California and Arizona, and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State cancelled our Baldwin Correctional Facility management contract in 2005 based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2007. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2007 on favorable terms, or at all.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2006, operating expenses totaled approximately 83.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2007 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $4.0 million in fiscal year 2006 and are now reflected in our current actuarial projections are a result of improved claims experience and loss development as compared to our results under our prior insurance program. In addition, as a result of our CPT acquisition, we will no longer incur lease expense relating to the eleven facilities that we purchased in that transaction which we formerly leased from CPT. As a result, our operating expenses will decrease by the aggregate amount of that lease expense, which totaled $23.0 million in fiscal year 2006. These potential reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our Clayton facility in New Mexico, our Lawton, Oklahoma prison expansion and our Florence West expansion project in Arizona. Overall, excluding start-up expenses and the elimination of lease expense as a result of the CPT acquisition, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.

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

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to grow our mental health and residential treatment services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Amended Senior Credit Facility of $365.0 million as of January 24, 2007, immediately following the acquisition of CPT, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $3.7 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar and the South African Rand and the U.K. pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2006 with respect to our international operations, every 10 percent change in historical currency rates would have approximately a $3.3 million effect on our financial position and approximately a $1.1 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board. As part of this audit, Grant Thornton LLP considered the Company’s system of internal controls to the degree they deemed necessary to determine the nature, timing, and extent of their audit tests which support their opinion on the consolidated financial statements.

The Audit Committee of the Board of Directors meets periodically with representatives of management, the independent registered public accountants and our internal auditors to review matters relating to financial reporting, internal accounting controls and auditing. Both the internal auditors and the independent registered certified public accountants have unrestricted access to the Audit Committee to discuss the results of their reviews.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2006, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2006, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on page 61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheet of The GEO Group, Inc. (a Florida corporation) and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As described in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123R, Share-Based Payment. As described in Notes 1 and 16, to the consolidated financial statements, the Company recognized the funded status of its benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Miami, FL
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The GEO Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The GEO Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that The GEO Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The GEO Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Miami, FL
February 27, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheet of The GEO Group, Inc. as of January 1, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended January 1, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended January 1, 2006 listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. at January 1, 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for each of the two years in the period ended January 1, 2006.

/s/ Ernst & Young LLP

West Palm Beach, Florida
March 14, 2006

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004
	(In thousands, except per share data)

Revenues	$860,882	$612,900	$593,994
Operating Expenses	718,178	540,128	495,226
Depreciation and Amortization	22,235	15,876	13,898
General and Administrative Expenses	56,268	48,958	45,879

Operating Income	64,201	7,938	38,991
Interest Income	10,687	9,154	9,568
Interest Expense	(28,231)	(23,016)	(22,138)
Write-off of Deferred Financing Fees from Extinguishment of Debt	(1,295)	(1,360)	(317)

Income (loss) Before Income Taxes, Minority Interest, Equity in Earnings of Affiliates, and Discontinued Operations	45,362	(7,284)	26,104
Provision (benefit) for Income Taxes	16,505	(11,826)	8,231
Minority Interest	(125)	(742)	(710)
Equity in Earnings of Affiliates, (net of income tax provision (benefit) of $56, $(2,016), and $0)	1,576	2,079	—

Income from Continuing Operations	30,308	5,879	17,163
Income (loss) from discontinued operations, (net of tax (benefit) provision of $(151), $895, and $(181))	(277)	1,127	(348)

Net Income	$30,031	$7,006	$16,815

Weighted Average Common Shares Outstanding:
Basic	17,221	14,370	14,076

Diluted	17,872	15,015	14,607

Earnings (loss) per Common Share:
Basic:
Income from continuing operations	$1.76	$0.41	$1.22
Income (loss) from discontinued operations	(0.02)	0.08	(0.03)

Net income per share — basic	$1.74	$0.49	$1.19

Diluted:
Income from continuing operations	$1.70	$0.39	$1.17
Income (loss) from discontinued operations	(0.02)	0.08	(0.02)

Net income per share — diluted	$1.68	$0.47	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and January 1, 2006

	2006	2005
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$111,520	$57,094
Restricted cash	13,953	8,882
Accounts receivable, less allowance for doubtful accounts of $926 and $224	162,867	127,612
Deferred income tax asset	19,492	19,755
Other current assets	14,922	15,826
Current assets of discontinued operations	—	123

Total current assets	322,754	229,292

Restricted Cash	19,698	17,484
Property and Equipment, Net	287,374	282,236
Assets Held for Sale	1,610	5,000
Direct Finance Lease Receivable	39,271	38,492
Deferred Income Tax Assets	4,941	—
Goodwill and Other Intangible Assets, Net	41,554	52,127
Other Non Current Assets	26,251	14,880

	$743,453	$639,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,890	$27,762
Accrued payroll and related taxes	31,320	26,985
Accrued expenses	77,675	70,177
Current portion of deferred revenue	1,830	1,894
Current portion of capital lease obligations, long-term debt and non-recourse debt	12,685	8,441
Current liabilities of discontinued operations	1,303	1,260

Total current liabilities	173,703	136,519

Deferred Revenue	1,755	3,267
Deferred Tax Liability	—	2,085
Minority Interest	1,297	1,840
Other Non Current Liabilities	24,816	19,601
Capital Lease Obligations	16,621	17,072
Long-Term Debt	144,971	219,254
Non-Recourse Debt	131,680	131,279
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 33,248,584 and 32,536,715 issued and 19,748,584 and 14,536,715 outstanding	197	145
Additional paid-in capital	143,233	70,736
Retained earnings	201,697	171,666
Accumulated other comprehensive income (loss)	2,393	(2,073)
Treasury stock 13,500,000 and 18,000,000 shares	(98,910)	(131,880)

Total shareholders’ equity	248,610	108,594

	$743,453	$639,511

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004
		(In thousands)
Cash Flow from Operating Activities:
Income from continuing operations	$30,308	$5,879	$17,163
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Impairment charge	—	20,859	—
Idle facility charge	—	4,255	3,000
Amortization of unearned compensation	966	—	—
Stock-based compensation expense	374	—	—
Depreciation and amortization expenses	22,235	15,876	13,898
Amortization of debt issuance costs	1,089	449	303
Deferred tax liability (benefit)	(5,080)	(10,614)	3,433
Provision for doubtful accounts	762	—	229
Major maintenance reserve	193	290	465
Equity in earnings (losses) of affiliates, net of tax	(1,576)	(2,079)	—
Minority interests in earnings (losses) of consolidated entity	125	742	710
Dividend to minority interest	(757)	—	—
Other non-cash charges	—	—	141
Income tax benefit of equity compensation	(2,793)	731	773
Write-off of deferred financing fees from extinguishment of debt	1,295	1,360	317
Changes in assets and liabilities, net of acquisition
Accounts receivable	(35,733)	(7,238)	(6,688)
Other current assets	36	(3,235)	(1,283)
Other assets	(366)	(564)	1,442
Accounts payable and accrued expenses	30,688	4,918	(12,558)
Accrued payroll and related taxes	3,797	(996)	6,699
Deferred revenue	(1,576)	(1,003)	(1,844)
Other liabilities	1,799	1,763	5,282

Net cash provided by operating activities of continuing operations	45,786	31,393	31,482
Net cash provided by operating activities of discontinued operations	166	3,420	14,024

Net cash provided by operating activities	45,952	34,813	45,506

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(2,578)	(79,290)	—
YSI purchase price adjustment	15,080	—	—
Proceeds from sale of assets	20,246	707	315
Proceeds from sales of short-term investments	—	39,000	56,835
Purchases of short-term investments	—	(29,000)	(56,835)
Change in restricted cash	(7,285)	(4,406)	52,000
Insurance proceeds related to hurricane demage	781	—	—
Capital expenditures	(43,165)	(31,465)	(10,235)

Net cash provided by (used in) investing activities of continuing operations	(16,921)	(104,454)	42,080

Net cash provided by investing activities of discontinued operations	—	11,500	—

Net cash provided by (used in) investing activities	(16,921)	(92,954)	42,080
Cash Flow from Financing Activities:
Proceeds from equity offering, net	99,936	—	—
Proceeds from long-term debt	111	75,000	10,000
Income tax benefit of equity compensation	2,793	—	—
Repurchase of stock options from employees and directors	(3,955)	—	—
Payments on long-term debt	(82,627)	(53,398)	(58,704)
Proceeds from the exercise of stock options	5,405	2,999	1,589

Net cash provided by (used in) financing activities	21,663	24,601	(47,115)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,732	(1,371)	1,575

Net Increase (Decrease) in Cash and Cash Equivalents	54,426	(34,911)	42,046
Cash and Cash Equivalents, beginning of period	57,094	92,005	49,959

Cash and Cash Equivalents, end of period	$111,520	$57,094	$92,005

Supplemental Disclosures:
Cash paid (received) during the year for:
Income taxes	$(853)	$(636)	$8,906

Interest	$25,740	$21,181	$20,158

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$2,578	$223,934	$—
Total liabilities assumed	—	144,644	—

	$—	$79,290	$—

Sale of assets in exchange for note receivable	$—	2,000	—

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-In	Retained	Comprehensive	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Equity
				(In thousands)

Balance, December 28, 2003	14,000	$140	$64,558	$147,845	$(3,338)	(18,000)	$(131,880)	$77,325
Proceeds from stock options exercised	261	3	1,588	—	—	—	—	1,591
Tax benefit related to employee stock options	—	—	773	—	—	—	—	773
Acceleration of vesting on employee stock options	—	—	38	—	—	—	—	38
Comprehensive income:
Net income	—	—	—	16,815	—	—	—	—
Change in foreign currency translation, net of income tax expense of $384	—	—	—	—	600	—	—	—
Minimum pension liability adjustment, net of income tax expense of $480	—	—	—	—	661	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $815	—	—	—	—	1,936	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	20,012

Balance, January 2, 2005	14,261	143	66,957	164,660	(141)	(18,000)	(131,880)	99,739
Proceeds from stock options exercised	276	2	2,997	—	—	—	—	2,999
Tax benefit related to employee stock options	—	—	731	—	—	—	—	731
Acceleration of vesting on employee stock options	—	—	51	—	—	—	—	51
Comprehensive income:
Net income	—	—	—	7,006	—	—	—	—
Change in foreign currency translation, net of income tax benefit of $2,158	—	—	—	—	(3,375)	—	—	—
Minimum pension liability adjustment, net of income tax expense of $8	—	—	—	—	12	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $625	—	—	—	—	1,431	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	5,074

Balance, January 1, 2006	14,537	145	70,736	171,666	(2,073)	(18,000)	(131,880)	108,594
Proceeds from stock options exercised	487	5	5,400	—	—	—	—	5,405
Tax benefit related to employee stock options	—	—	2,793	—	—	—	—	2,793
Stock based compensation expense	—	—	374	—	—	—	—	374
Restricted stock granted	225	2	(2)	—	—	—	—	—
Amortization of restricted stock	—	—	966	—	—	—	—	966
Issuance of treasury stock in conjunction with offering	4,500	45	66,921	—	—	4,500	32,970	99,936
Buyout of stock options	—	—	(3,955)	—	—	—	—	(3,955)
Comprehensive income:
Net income	—	—	—	30,031	—	—	—	—
Change in foreign currency translation, net of income tax expense of $2,356	—	—	—	—	3,846	—	—	—
Minimum pension liability adjustment, net of income tax benefit of $1,259	—	—	—	—	(1,933)	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $1,121	—	—	—	—	2,553	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	34,497

Balance, December 31, 2006	19,749	$197	$143,233	$201,697	$2,393	(13,500)	$(98,910)	$248,610

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and mental health residential treatment services facilities located in the United States, Australia, South Africa, the United Kingdom and Canada. Until July 9, 2003, the Company was a majority owned subsidiary of The Wackenhut Corporation, (“TWC”). TWC previously owned 12 million shares of the Company’s common stock.

On January 24, 2007, the Company completed its previously announced acquisition of CentraCore Properties Trust (“CPT”), a Maryland real estate investment trust, pursuant to an Agreement and Plan of Merger, dated as of September 19, 2006 (the “Merger Agreement”), by and among the Company, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”) and CPT. Under the terms of the Merger Agreement, CPT merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving corporation of the Merger.

As a result of the Merger, each share of common stock of CPT (collectively, the “Shares”) was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock (collectively, the “Options”) having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. The Company paid an aggregate purchase price of approximately $427.6 million for the acquisition of CPT, inclusive of the payment of approximately $367.6 million in exchange for the Shares and the Options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $20.0 million in transaction related fees and expenses. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $62.6 million in cash on hand. As a result of the Acquisition, the Company will no longer have ongoing lease expense related to the properties the Company previously leased from CPT. However, the Company will have increased depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

On June 12, 2006, the Company sold in a follow-on public offering 3,000,000 shares of its common stock at a price of $35.46 per share (4,500,000 shares of its common stock at a price of $23.64 reflecting the 3 for 2 stock split). All shares were issued from treasury. The aggregate net proceeds (after deducting underwriter’s discounts and expenses) was approximately $100 million. On June 13, 2006, the Company utilized approximately $74.6 million of the proceeds to repay all outstanding debt under the term loan portion of the Company’s Senior Credit Facility. In addition, on August 11, 2006, the Company used $4.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that were currently outstanding and exercisable, and which were due to expire within the next three years. The balance of the net proceeds was used for general corporate purposes including working capital, capital expenditures and the acquisition of CPT.

On August 10, 2006, the Board of Directors declared a 3-for-2 stock split of the Company’s common stock. The stock split took effect on October 2, 2006 with respect to stockholders of record on September 15, 2006. Following the stock split, the shares outstanding increased from 13.0 million to 19.5 million. All share and per share data has been adjusted to reflect the stock split.

On November 4, 2005, the Company completed the acquisition of Correctional Services Corporation (CSC), a Florida-based provider of privatized jail, community corrections and alternative sentencing services. Under the terms of the merger, the Company acquired for cash, 100% of the 10.2 million outstanding shares of CSC common stock for $6.00 per share or approximately $62.1 million. As a result of the merger, the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company became responsible for supervising the operation of the sixteen adult correctional and detention facilities, totaling 8,037 beds, formerly run by CSC. Immediately following the purchase of CSC, the Company sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum. Principal and interest are due quarterly. The annual maturities are $0.7 million in 2007, and $0.7 million in 2008.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2006 and 2005 each included 52 weeks. Fiscal year 2004 included 53 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. Investments in 50% owned affiliates, which the Company does not control, are accounted for under the equity method of accounting. Intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, employer group health insurance, percentage of completion and estimated cost to complete, allowance for doubtful accounts and accrued vacation. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt related to its Senior Credit Facility (See Note 10) and non-recourse debt approximates fair value based on the variable interest rates on the debt. For the Company’s 8 1/4% Senior Unsecured Notes, the stated value and fair value based on quoted market rates was $150.0 million and $153.8 million, respectively, at December 31, 2006. For the Company’s non-recourse debt related to the South Texas Detention Complex and Northwest Detention Center, the stated value and fair value based on quoted market rates was $97.3 million and $93.2 million, respectively, at December 31, 2006.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in “other current assets” in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of unamortized uniforms is included in “other current assets’’ and the long-term portion is included in “other non current assets” in the accompanying consolidated balance sheets.

Restricted Cash

The Company had $14.0 million in current restricted cash and cash equivalents and $19.7 million in long-term restricted cash equivalents at December 31, 2006. The balances in those accounts are attributable primarily to amounts held in escrow or in trust in connection with the 1,020-bed South Texas Detention Complex in Frio County, Texas and the 890-bed Northwest Detention Center in Tacoma, Washington.

Additionally, the Company’s wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, approximately $3.9 million at December 31, 2006. The term of the non-recourse debt is through 2017.

Costs of Acquisition Opportunities

Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where the Company is the acquiring company are capitalized as part of the cost of the acquisition. As of December 31, 2006 the Company had $1.1 million of capitalized costs. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur. During 2004, the Company wrote off approximately $1.3 million of costs.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $0.2 million of interest cost was capitalized in 2006 related to the expansion of an existing facility. No interest cost was capitalized in 2005 and 2004.

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

Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition. In 2005, the Company recorded a charge of $20.9 million related to the Michigan Facility. See Note 12. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. The book value of the Michigan Facility at December 31, 2006 is $12.6 million.

Goodwill and Other Intangible Assets

The Company’s goodwill at December 31, 2006 consisted of $24.0 million related to the November 4, 2005 acquisition of CSC (See Note 2: Acquisition), $2.5 million related to the October 12, 2006 acquisition of RSI and $0.6 million related to its Australian subsidiary and at January 1, 2006 consisted of $35.3 million related to the November 4, 2005 acquisition of CSC and $0.6 million associated with its Australian subsidiary. Goodwill related to CSC is included in the U.S. corrections segment and goodwill related to RSI and Australia is included in the International Services segment. With the adoption of Financial Accounting Standard (“FAS”) No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment test completed during the fourth quarter of 2006 and 2005 related to goodwill associated with CSC or the Company’s Australian subsidiary. The annual impairment test for the goodwill related to the acquisition of RSI will be on the first day of the fourth quarter of 2007.

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets were recorded in connection with the acquisition of CSC and have finite lives ranging from 4-17 years and are amortized using a straight-line method. The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. See Note 8.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. The Company’s 50% owned South African joint venture in South African Custodial Services Pty. Limited, which the Company refers to as SACS, is a variable interest entity. The Company determined that it is not the primary beneficiary of SACS and as a result it is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $15.6 million, which represents the Company’s initial investment and the guarantees discussed in Note 10.

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

Deferred Revenue

Deferred revenue primarily represents the unamortized net gain on the development of properties and on the sale and leaseback of properties by the Company. The Company leases these properties back from CPT under operating leases. Deferred revenue is being amortized over the lives of the leases and is recognized in income as a reduction of rental expenses.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes.” (“FAS 109”) Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS 109.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. On October 1, 2006 the Company initiated a 3-for-2 stock split. All earnings per share amounts and common shares amounts have been restated to reflect the stock split. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.

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

  Reserves for Insurance Losses

Claims for which the Company is insured arising from its U.S. operations that have an occurrence date of October 1, 2002 or earlier are handled by TWC and are commercially insured up to an aggregate limit of between $25.0 million and $50.0 million, depending on the nature of the claim and the applicable policy terms and conditions. With respect to claims for which the Company is insured arising after October 1, 2002, the Company maintains a general liability policy for all U.S. corrections operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, the Company increased its deductible on this general liability policy from $1.0 million to $3.0 million for each claim that occurs after October 1, 2004. GEO Care,

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. The Company also maintains insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. The Company’s Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. The Company also carries various types of insurance with respect to its operations in South Africa, the United Kingdom and Australia. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which the Company may be exposed.

Since the Company’s insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under the general liability and auto liability policies and a $2.0 million per claim deductible under the workers’ compensation policy), losses are recorded as reported and a provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. The Company’s management uses judgments in assessing loss estimates based on actuarial studies, which include actual claim amounts and loss development based on both the Company’s own historical experience and industry experience. If actual losses related to insurance claims significantly differ from the estimates, the Company’s financial condition and results of operations could be materially impacted.

Certain of the Company’s facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles of up to $3.0 million. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent the Company from insuring all facilities to full replacement value.

  Debt Issuance Costs

Debt issuance costs totaling $4.8 million and $7.0 million at December 31, 2006, and January 1, 2006, respectively, are included in other non current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

  Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gain (loss) on derivative instruments, and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, short-term investments, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of December 31, 2006, and January 1, 2006, the Company had no significant concentrations of credit risk except as disclosed in Note 16.

  Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income (loss) and totaled $2.2 million at December 31, 2006 and $(0.9) million as of January 1, 2006.

  Financial Instruments

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. Total accumulated other comprehensive income (loss) related to these cash flow hedges was $2.2 million and $(0.3) million as of December 31, 2006 and January 1, 2006, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

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

  Stock-Based Compensation Expense

On January 2, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” (FAS 123R), which revises FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company adopted FAS 123R using the modified prospective method. Under this method the Company recognizes compensation cost for all share-based payments granted after January 2, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The impact of the adoption of FAS 123R on the Company’s Consolidated Statement of Income for fiscal year 2006 is as follows (in thousands, except per share data):

2006

Stock-based compensation expense included in general and administrative expenses	$374
Tax benefit	(148)

Stock-based compensation expense related to employee stock options, net of tax	$226

Effect of FAS 123R on basic earnings per share	$(0.01)
Effect of FAS 123R on diluted earnings per share	$(0.01)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 2, 2006, the Company recognized the cost of employee services received in exchange for equity instruments under the intrinsic value method in accordance with APB 25 and its related interpretations, which measured compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for all of the Company’s equity-based awards was measured on the date the shares were granted. Accordingly, in accordance with APB 25 compensation expense for stock option awards was not recognized in the Consolidated Statements of Income for fiscal years 2005 and 2004.

The following table reflects pro forma net income and earnings per share for the fiscal years ended January 1, 2006 and January 2, 2005, had the Company elected to recognize the cost of employee services received in exchange for equity instruments based on the grant date fair value of those instruments in accordance with FAS 123 (in thousands, except per share data).

	2005	2004

Net income — as reported	$7,006	$16,815
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(397)	(765)

Net income — pro forma	$6,609	$16,050

Basic earnings per share:
As reported	$0.49	$1.19

Pro forma	$0.46	$1.14

Diluted earnings per share:
As reported	$0.47	$1.15

Pro forma	$0.44	$1.10

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2006, 2005 and 2004, respectively:

	2006	2005	2004

Risk free interest rates	4.65%	3.96%	3.25%
Expected lives	3-4 years	3-7 years	3-7 years
Expected volatility	41%	39%	40%
Expected dividend	—	—	—

Expected volatilities are based on the historical and implied volatility of the Company’s common stock. The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected lives of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The risk-free rate for the periods within the contractual life of the award is based on the rate for ten year U.S. Treasury Bonds. See Note 14.

  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157 (FAS 157), “Fair Value Measurements”, which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)” (FAS 158). FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). The Company was required to recognize the funded status of its defined benefit post-retirement benefit plans in its financial statements for its fiscal year ended December 31, 2006. The adoption of this standard reduced comprehensive income by $1.9 million as of December 31, 2006. FAS 158 also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Since the Company currently has a measurement date of December 31 for all plans, this provision will not have a material impact in the year of adoption.

In June, 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that based solely on its technical merits is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is required to be implemented at the beginning of a fiscal year and is effective for the Company for fiscal 2007. The Company is finalizing, but has not yet determined, the impact of adopting FIN 48 on the financial statements for fiscal 2007.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin Number 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company was required to adopt SAB 108 in its current fiscal year and there was no impact to its financial statements as a result of adoption.

2.	Acquisition

On November 4, 2005, the Company completed the acquisition of CSC, a Florida-based provider of privatized corrections/detention, community corrections and alternative sentencing services. The allocation of the purchase price for this transaction at January 1, 2006 was preliminary. During 2006, the Company received information from its independent valuation specialists and finalized the purchase price allocation related to property and equipment, other assets and capital lease obligations. This information resulted in an increase in goodwill of $3.8 million net of tax. Additionally during 2006 the Company completed certain tax elections and finalized the purchase price allocation related to taxes for these elections. The Company is continuing to

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review additional tax matters related to the acquisition that, when finalized, may result in additional purchase price adjustments.

In addition, during 2006, in connection with the CSC acquisition and related sale of Youth Services International (“YSI”), the Company received approximately $2.0 million in additional sales proceeds, consisting of approximately $1.5 million in cash and a $0.5 million increase in the promissory note related to the final purchase price of YSI. This reduced goodwill by $2.0 million. Finally, in 2006, the completion of certain tax elections related to the CSC acquisition decreased goodwill $13.2 million. The Company expects to finalize additional tax elections related to a CSC subsidiary during first quarter 2007 which may result in additional adjustments to goodwill.

On October 13, 2006, the Company acquired United Kingdom based Recruitment Solutions International (RSI) for approximately $2.3 million plus transaction related expenses. RSI is a privately-held provider of transportation services to The Home Office Nationality and Immigration Directorate. The acquisition of RSI did not materially impact 2006 results of operations.

As discussed in Note 1 above, the Company completed the acquisition of CPT on January 24, 2007. In connection with the acquisition, the Company acquired all of CPT’s assets and liabilities. Total assets at December 31, 2006 for CPT were approximately $252.1 million consisting primarily of net property and equipment with a net book value of $240.8 million. Total liabilities acquired were approximately $42.4 million at December 31, 2006.

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

On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997 for approximately $11.5 million. The Company recognized a gain on the sale of this transaction of approximately $1.6 million or $1.0 million net of tax. Pre-tax profit related to the 72 bed private mental health hospital was $0.1 million, and $(0.2) million in 2005 and 2004, respectively. The accompanying consolidated financial statements and notes reflect the operations of the hospital and the related sale as a discontinued operation.

The Company does not expect material future impacts related to these discontinued operations.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the revenues related to DIMIA, Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	2006	2005	2004
		(In thousands)

Revenues — DIMIA	$—	$20	$6,040
Revenues — Auckland	—	7,256	12,940
Revenues — Atlantic Shores	—	8,602	7,614

4.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2006	2005
	(Years)	(In thousands)

Land	—	$12,911	$6,195
Buildings and improvements	2 to 40	249,079	258,008
Leasehold improvements	1 to 15	54,000	45,356
Equipment	3 to 10	42,243	32,541
Furniture and fixtures	3 to 7	7,326	9,309

		$365,559	$351,409
Less accumulated depreciation and amortization		(78,185)	(69,173)

		$287,374	$282,236

At December 31, 2006, the Company had $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements with accumulated amortization of $1.3 million. At January 1, 2006, the Company had $17.3 million of assets recorded under capital leases including $16.6 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements with accumulated amortization of $0.1 million.

5.	Assets Held for Sale

In conjunction with the acquisition of CSC, the Company acquired a building and assets associated with a program that had been discontinued by CSC in October 2003. The Company also owns land in Australia that it intends to sell. These assets meet the criteria to be classified as held for sale per the guidance of FAS No. 144 and have been recorded at their net realizable value of approximately $1.6 million at December 31, 2006. No depreciation has been recorded related to these assets in accordance with FAS No. 144.

6.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment
(In thousands)

2007	$6,093
2008	6,142
2009	6,184
2010	6,235
2011	6,300
Thereafter	36,150

Total minimum obligation	$67,104
Less unearned interest income	(25,667)
Less current portion of direct finance lease	(2,166)

Investment in direct finance lease	$39,271

7.	Derivative Financial Instruments

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of December 31, 2006 and January 1, 2006 the fair value of the swaps totaled approximately $(1.7) million and $(1.1) million and is included in other non-current assets or liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal year ended December 31, 2006.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income (loss), net of applicable income taxes. The total value of the swap liability as of December 31, 2006 and January 1, 2006 was approximately $3.2 million and $(0.4) million, respectively, and is recorded as a component of other non-current assets and other non-current liabilities in the accompanying consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

8.	Goodwill and Other Intangible Assets, Net

As of December 31, 2006 and January 1, 2006, the Company had $27.1 million and $35.9 million of goodwill, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s goodwill balances for 2006 were as follows (in thousands):

	Balance as of	Goodwill resulting	Foreign	Balance as of
	January 1,	from Business	Currency	December 31,
	2006	Combinations	Translation	2006

U.S. corrections	$35,350	$(11,351)	$—	$23,999
International services	546	2,487	42	3,075

Total Segments	$35,896	$(8,864)	$42	$27,074

The U.S. corrections’ goodwill decreased $11.4 million during 2006 as a result of (i) a $3.8 million increase in goodwill as a result of the finalization of purchase price allocation related to property and equipment, other assets and capital lease obligations of the CSC acquisition during the first quarter of 2006; (ii) $2.0 million decrease in goodwill relating to additional cash proceeds and an increase in the promissory note related to the sale of YSI; (iii) a $13.2 million decrease in goodwill due to the completion of certain tax elections related to the CSC acquisition and related sale of YSI.

International services goodwill increased $2.5 million as a result of the completion of the RSI acquisition in October 2006. The Company has not finalized its purchase price allocation related to the RSI acquisition related to intangible assets, other assets, accrued liabilities and income taxes.

Intangible assets consisted of the following (in thousands):

	Useful Life
	in Years	2006	2005

Facility Management Contracts	7-17	$15,050	$15,050
Covenants not to compete	4	1,470	1,470

		$16,520	$16,520
Less Accumulated Amortization		(2,040)	(289)

		$14,480	$16,231

Amortization expense was $1.8 million for the fiscal year ended 2006. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2007 through fiscal 2011 and thereafter are as follows:

Expense
Fiscal Year	Amortization
(In thousands)

2007	$1,754
2008	1,754
2009	1,693
2010	1,387
2011	1,387
Thereafter	6,505

$14,480

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	2006	2005

Accrued interest	$7,224	$7,193
Accrued bonus	8,504	4,369
Accrued insurance	24,430	25,923
Accrued income taxes	7,792	882
Jena idle facility lease reserve	6,971	8,257
Other	22,754	23,553

Total	$77,675	$70,177

10.	Debt

Debt consisted of the following (dollars in thousands):

	2006	2005

Capital Lease Obligations	$17,405	$17,755
Senior Credit Facility:
Term loan	$—	$74,813
Senior 8 1/4% Notes:
Notes Due in 2013	$150,000	$150,000
Discount on Notes	(3,376)	(3,735)
Swap on Notes	(1,736)	(1,074)

Total Senior 8 1/4% Notes	$144,888	$145,191
Non Recourse Debt:
Non recourse debt	$147,260	$142,479
Discount on bonds	(3,707)	(4,493)

Total non recourse debt	143,553	137,986
Other debt	111	301

Total debt	$305,957	$376,046

Current portion of capital lease obligations, long-term debt and non-recourse debt	(12,685)	(8,441)
Capital lease obligations	(16,621)	(17,072)
Non recourse debt	(131,680)	(131,279)

Long term debt	$144,971	$219,254

The Amended Senior Credit Facility

On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Amended Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. Previously, on September 14, 2005, the Company amended its senior secured credit facility to consist of a $75 million, six-year term-loan bearing interest at LIBOR plus 2.00%, and a $100 million, five-year

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility bearing interest at LIBOR plus 2.00%. The Company used the borrowings under the Senior Credit Facility to fund general corporate purposes and to finance the acquisition of CSC for approximately $62 million plus transaction-related costs. The acquisition of CSC closed in the fourth quarter of 2005. As of December 31, 2006, the Company had no borrowings outstanding under the term loan portion of the Senior Credit Facility, no amounts outstanding under the revolving portion of the Senior Credit Facility, and $54.5 million outstanding in letters of credit under the revolving portion of the Senior Credit Facility. As of December 31, 2006 the Company had $45.5 million available for borrowings under the revolving portion of the Senior Credit Facility.

The Amended Senior Credit Facility consists of a $365 million 7-year term loan (the “Term Loan B”) and a $150 million 5-year revolver (the “Revolver”). The initial interest rate for the Term Loan B is LIBOR plus 1.5% and the Revolver bears interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, the Company used the $365 million in borrowings under the Term Loan B to finance its acquisition of CPT, as further discussed below. The Company has no current borrowings under the Revolver and intends to use future borrowings thereunder for the purposes permitted under the Amended Senior Credit Facility, including to fund general corporate purposes.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

Borrowings	LIBOR plus 2.25% or base rate plus 1.25%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings	0.38% to 0.5%.

The Amended Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Leverage Ratio

Through December 30, 2008	Total leverage ratio ≤ 5.50 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 4.75 to 1.00, to 3.00 to 1.00
Through December 30, 2008	Senior secured leverage ratio ≤ 4.00 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 3.25 to 1.00, to 2.00 to 1.00
Four quarters ending June 29, 2008, to December 30, 2009	Fixed charge coverage ratio of 1.00, thereafter 1.10 to 1.00

All of the obligations under the Amended Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Amended Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in all of the Company’s present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

The Amended Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of capital stock, (viii) transact with affiliates, (ix) make changes in accounting treatment, (x) amend or modify

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of any subordinated indebtedness, (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than contained in the Amended Senior Credit Facility, (xii) alter the business it conducts, and (xiii) materially impair the Company’s lenders’ security interests in the collateral for its loans.

Events of default under the Amended Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against it, and (viii) a change of control.

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

The Company is in compliance with all of the covenants of the Indenture governing the notes as of December 31, 2006. As of December 31, 2006, the Notes are reflected net of the original issuer’s discount of approximately $3.4 million which is being amortized over the ten year term of the Notes using the effective interest method.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in current and non-current restricted cash is $18.6 million as of December 31, 2006 as funds held in trust with respect to the STLDC for debt service and other reserves.

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

Included in current and non-current restricted cash is $11.1 million as of December 31, 2006 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, the wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at December 31, 2006, was approximately $3.9 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Debt repayment schedules under capital lease obligations, long-term debt and non-recourse debt are as follows:

	Capital	Long Term	Non	Total Annual
Fiscal Year	Leases	Debt	Recourse	Repayment
		(In thousands)

2007	$2,195	$28	$11,873	$14,096
2008	2,167	28	12,571	14,766
2009	1,956	28	13,359	15,343
2010	1,932	27	14,104	16,063
2011	1,932	—	14,945	16,877
Thereafter	20,575	150,000	80,408	250,983

	$30,757	$150,111	$147,260	$328,128

Original issuer’s discount	—	(3,376)	(3,707)	(7,083)
Current portion	(784)	(28)	(11,873)	(12,685)
Interest imputed on Capital Leases	(13,352)	—	—	(13,352)
Swap	—	(1,736)	—	(1,736)

Non current portion	$16,621	$144,971	$131,680	$293,272

At December 31, 2006 the Company also had outstanding seven letters of guarantee totaling approximately $6.1 million under separate international facilities.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.6 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.

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

In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is CAD 2.5 million, or approximately $2.2 million commencing in 2017. We have a liability of $0.7 million and $0.6 million related to this exposure as of December 31, 2006 and January 1, 2006, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities in its consolidated balance sheet.

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $50.0 million and $40.3 million at December 31, 2006 and January 1, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at December 31, 2006, was approximately $3.9 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt.

11.	Transactions with CentraCore Properties Trust (“CPT”)

On January 24, 2007, the Company completed its previously announced acquisition of CPT. As a result of the acquisition of CPT, the Company has no on going rent commitment for the facilities acquired as part of the Merger.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 1998, 1999 and 2000, CPT acquired 11 correctional and detention facilities operated by the Company. In 2006, CPT financed the 600-bed expansion of the Lawton Correctional Facility in Lawton Oklahoma for approximately $20.0 million.

Simultaneous with the purchases, the Company entered into ten-year operating leases of these facilities from CPT. As the lease agreements are subject to contractual lease increases, the Company recorded operating lease expense for these leases on a straight-line basis over the term of the leases. Additionally, the lease contains three five-year renewal options based on fair market rental rates. The deferred unamortized net gain related to sales of the facilities to CPT at December 31, 2006, which is included in “Deferred Revenue” in the accompanying consolidated balance sheets is $3.6 million with $1.8 million short-term and $1.8 million long-term. The balance of the deferred revenue as of December 31, 2006 will be accounted for in the purchase price allocation of the acquisition. Previously the gain was amortized over the ten-year lease terms. The Company recorded net rental expense related to the CPT leases of $23.0 million, $21.6 million and $21.0 million in 2006, 2005 and 2004, respectively, excluding the Jena rental expense (See Note 12).

12.	Commitments and Contingencies

The Company owns the 480-bed Michigan Correctional Facility in Baldwin, Michigan, referred to as the Michigan Facility. The Company operated the Michigan Facility from 1999 until October 2005 pursuant to a management contract with the Michigan Department of Corrections, or the MDOC. Separately, the Company leased the Michigan Facility, as lessor, to the State, as lessee, under a lease with an initial term of 20 years followed by two five-year options. In September 2005, the Governor of the State of Michigan closed the Michigan Facility and terminated the Company’s management contract with the MDOC. In October 2005, the State of Michigan also sought to terminate its lease for the Michigan Facility. The Company believes that the State did not have the right to unilaterally terminate the Michigan Facility lease. As a result, in November 2005, the Company filed a lawsuit against the State to enforce the Company’s rights under the lease. On February 24, 2006, the Ingham County Circuit Court, the trial court with jurisdiction over the case, granted summary judgment in favor of the State and against the Company and granted the Company leave to amend the complaint. The Company filed an amended complaint and on September 13, 2006, the trial court granted summary judgment on the amended complaint in favor of the State and against the Company. The Company has filed a notice of appeal and is proceeding with the appeal. The Company reviewed the Michigan Facility for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and recorded an impairment charge in the fourth quarter of 2005 for $20.9 million based on an independent appraisal of fair market value. The book value of the Michigan Facility at December 31, 2006 is $12.6 million.

In 2005, the Company’s equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change had the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007 the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. The law change will impact the equity in earnings of affiliate beginning in 2007. The Company is in the process of fully assessing the impact of the new legislation. However, as a result of the new legislation, deferred tax liabilities will have to be established at the applicable tax rate of 29%. This is estimated to result in a one time tax charge of up to $2.3 million in the first quarter of 2007.

During 2000, the Company’s management contract at the 276-bed Jena Juvenile Justice Center in Jena, Louisiana, which is included in the U.S. corrections segment, was discontinued by the mutual agreement of the parties. Despite the discontinuation of the management contract, the Company remains responsible for

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments on the Company’s underlying lease of the inactive facility with CPT through January 2010. During the third quarter of 2005, the Company determined that the alternative uses being pursued were no longer probable and as a result revised its estimated sublease income and recorded an operating charge of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010 for a total reserve of $8.6 million. This $4.3 million charge is included in the caption “Operating Expenses” in the Consolidated Statement of Income for the fiscal year ended January 1, 2006. The balance of the reserve at December 31, 2006 of $7.0 million will be included in the purchase price allocation of the acquisition of CPT.

Operating Leases

The Company leases correctional facilities, office space, computers and vehicles under non-cancelable operating leases expiring between 2007 and 2013. The future minimum commitments under these leases, exclusive of lease commitments related to CPT, are as follows:

Fiscal Year	Annual Rental
(In thousands)

2007	$10,112
2008	9,805
2009	7,325
2010	4,645
2011	2,984
Thereafter	8,037

$42,908

Rent expense was approximately $25.7 million, $24.9 million, and $14.4 million for fiscal 2006, 2005, and 2004 respectively.

Litigation, Claims and Assessments

On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least $12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA overbilled the State of Florida by over $12 million.

Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which the Company’s had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter for $0.3 million. This amount is included in accrued expenses as of December 31, 2006. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Company will continue to investigate this matter and intends to defend the Company’s rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believes that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedes bond in the amount at approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2002 and 2001 at several detention facilities that the Company’s Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In May 2005, the Company received additional correspondence indicating that the insurance provider still intends to pursue the claim against the Company’s Australian subsidiary. Although the claim is in the initial stages and the Company is still in the process of fully evaluating its merits, the Company believes that it has defenses to the allegations underlying the claim and intends to vigorously defend the Company’s rights with respect to this matter. While the insurance provider has not quantified its damage claim and the outcome of this matter discussed above cannot be predicted with certainty, based on information known to date, and management’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has accrued a reserve related to this claim based on its estimate of the most probable costs that may be incurred based on the facts and circumstances known to date, and the advice of its legal counsel.

The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by the customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceedings net of applicable insurance, to have a material adverse effect on its financial condition, results of operations or cash flows.

Collective Bargaining Agreements

The Company had approximately 14% of its workforce covered by collective bargaining agreements at December 31, 2006. Collective bargaining agreements with nine percent of employees are set to expire in less than one year.

13.	Shareholders’ Equity

Earnings Per Share

The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with FAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

Fiscal Year	2006	2005	2004
	(In thousands, except
	per share data)

Net income	$30,031	$7,006	$16,815
Basic earnings per share:
Weighted average shares outstanding	17,221	14,370	14,076

Per share amount	$1.74	$0.49	$1.19

Diluted earnings per share:
Weighted average shares outstanding	17,221	14,370	14,076
Effect of dilutive securities:
Employee and director stock options and restricted stock	651	645	531

Weighted average shares assuming dilution	17,872	15,015	14,607

Per share amount	$1.68	$0.47	$1.15

For fiscal 2006, options to purchase 1,500 shares of the Company’s common stock with an exercise price of $27.48 per share and an expiration date of July 2016 were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Of 222,750 restricted shares outstanding at December 31, 2006, 35,373 were included in the computation of diluted EPS because their effect would be dilutive.

For fiscal 2005, options to purchase 24,000 shares of the Company’s common stock with exercise prices ranging from $17.92 to $21.47 per share and expiration dates between 2006 and 2014 were outstanding at January 1, 2006, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

For fiscal 2004, options to purchase 543,671 shares of the Company’s common stock with exercise prices ranging from $14.33 to $17.92 per share and expiration dates between 2006 and 2014 were outstanding at January 2, 2005, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

In April 1994, the Company’s Board of Directors authorized 10 million shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

Rights Agreement

On October 9, 2003, the Company entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of the Company’s common stock carries with it one preferred share purchase right. If the rights become exercisable pursuant to the rights agreement, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right is exercised, the holder of the right has no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights trade automatically with shares of our common stock, and may only be exercised in connection with certain attempts to acquire the Company. The rights are designed to protect the interests of the Company and its shareholders against coercive acquisition tactics and encourage potential acquirers to negotiate with our board of directors before attempting an acquisition. The rights may, but are not intended to, deter acquisition proposals that may be in the interests of the Company’s shareholders.

14.	Equity Incentive Plans

The Company has three stock option plans in force at December 31, 2006: The Wackenhut Corrections Corporation 1994 Stock Option Plan (Second Plan), the 1995 Non-Employee Director Stock Option Plan (Third Plan) and the Wackenhut Corrections Corporation 1999 Stock Option Plan (Fourth Plan).

Under the Second Plan and Fourth Plan, the Company may grant options to key employees for up to 2,250,000 and 1,725,000 shares of common stock, respectively. Under the terms of these plans, the exercise price per share and vesting period is determined by the language of the plan. All options that have been granted under these plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion and has granted options that vest 100% immediately. All options under the Second Plan and Fourth Plan expire no later than ten years after the date of the grant. The Company had 300 options available to be granted at December 31, 2006 under the Fourth Plan.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Company’s stock options plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Outstanding at December 28, 2003	2,422	$9.47
Granted	240	14.67
Exercised	(262)	6.07
Forfeited/Canceled	(13)	15.29

Options outstanding at January 2, 2005	2,387	$10.33	5.7	$17,647
Granted	21	21.47
Exercised	(276)	10.88
Forfeited/Canceled	(22)	11.13

Options outstanding at January 1, 2006	2,110	$10.35	4.9	$10,778
Granted	26	15.42
Exercised	(487)	11.10
Forfeited/Cancelled	(333)	14.13

Options outstanding at December 31, 2006	1,316	$9.22	5.3	$37,241

Options exercisable at December 31, 2006	1,195	$8.95	5.1	$34,141

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the company’s closing stock price on the last trading day of fiscal year 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair value of the company’s stock. The total intrinsic value of options exercised during the year ended December 31, 2006 was $9.5 million.

Cash received from stock options exercises for 2006, 2005 and 2004 was $5.4 million, $3.0 million and $1.6 million, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted stock activity for 2006, 2005 and 2004 totaled $2.8 million, $0.7 million and $0.8 million, respectively.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2006, was $0.1 million.

At December 31, 2006, the Company had $1.4 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 6.95 years.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$5.25 — $5.25	3,000	3.3	$5.25	3,000	$5.25
$5.62 — $5.62	188,625	3.1	5.62	188,625	5.62
$6.20 — $6.20	223,500	4.1	6.20	223,500	6.20
$6.34 — $7.97	95,213	6.1	6.39	77,753	6.40
$9.33 — $9.33	247,091	6.3	9.33	210,001	9.33
$10.27 — $10.27	328,500	5.1	10.27	328,500	10.27
$10.60 — $15.29	154,540	6.5	13.43	104,737	13.02
$15.39 — $15.66	53,850	7.3	15.54	38,250	15.52
$21.47 — $21.47	20,250	8.1	21.47	20,250	21.47
$27.48 — $27.48	1,500	9.6	27.48	300	27.48

	1,316,069			1,194,916

Restricted Stock

On May 4, 2006, the Company granted 225,000 shares of non-vested restricted stock under the 2006 Plan to key employees and non-employee directors. Restricted shares are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The restricted shares that were granted during the year have a vesting period of four years, which begins one year from the date of grant. A summary of the activity of restricted stock during the fiscal year ended December 31, 2006 is as follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock outstanding at January 1, 2006	—	$—
Granted	225,000	26.13
Vested	—	—
Forfeited/Canceled	(2,250)	26.13

Restricted stock outstanding at December 31, 2006	222,750	26.13

As of December 31, 2006, there was $4.9 million of unrecognized compensation cost related to unvested restricted shares. The Company recognized $1.0 million in compensation expense related to the restricted shares during its fiscal year ended December 31, 2006.

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

In September, 2006 the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS No. 158 requires an employer to measure the funded status of a plan as of its year-end date and is first effective for fiscal 2006 for the Company and is reflected in the following presentation of the Company’s defined benefit plans. Upon adoption of this standard the Company recorded a charge of $1.9 million, net of tax, to other comprehensive income and a $3.3 million credit to non-current liabilities.

FAS 158 also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Since the Company currently has a measurement date of December 31 for all plans, this provision will not have a material impact in the year of adoption.

The following table summarizes key information related to these pension plans and retirement agreements which includes information as required by FAS 158. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

In accordance with FAS 158, the Company has also disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at December 31, 2006 or January 1, 2006. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.

	2006	2005

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$15,702	$14,423
Service Cost	671	437
Interest Cost	546	542
Plan Amendments	—	—
Actuarial Gain	215	332
Benefits Paid	(36)	(32)

Projected Benefit Obligation, End of Year	$17,098	$15,702

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	36	32
Benefits Paid	(36)	(32)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(17,098)	$(15,702)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized Prior Service Cost	164		N/A
Unrecognized Net Loss	3,028		N/A

Accrued Pension Cost	$3,192	$	N/A

	Fiscal 2006	Fiscal 2005

Components of Net Periodic Benefit Cost
Service Cost	$671	$437
Interest Cost	546	542
Amortization of:
Unrecognized Prior Service Cost	39	936
Unrecognized Net Loss	144	121

Net Periodic Pension Cost	$1,400	$2,036

Weighted Average Assumptions for Expense
Discount Rate	5.75%	5.50%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	5.50%	5.50%

The projected benefit liability for the three plans at December 31, 2006 are as follows, $4.1 million for the executive retirement plan, $1.4 million for the officer retirement plan and $11.6 million for the three key executives’ plans. Although these individuals have reached the eligible age for retirement the liabilities for the plans at year-end 2006 and 2005 is included in other long-term liabilities based on actuarial assumption and expected retirement payments.

The Company has established a deferred compensation agreement for non-employee directors, which allow eligible directors to defer their compensation. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $0.6 million, $(0.1) and $0.1 million for 2006, 2005, and 2004, respectively. There were no payouts under the plan in 2006 and 2005. The liability for the deferred compensation was $1.1 million and $0.5 million at year-end 2006 and 2005, respectively, and is included in “Other non current liabilities” in the accompanying consolidated balance sheets. Subsequent to December 31, 2006 the Company terminated the plan and paid the participants a lump sum amount.

The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.2 million, $0.1 million and $0.1 million in 2006, 2005, and 2004, respectively. The liability for this plan at year-end 2006 and 2005 was $2.5 million and $2.3 million, respectively, and is included in “Other non current liabilities” in the accompanying consolidated balance sheets.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to make the following benefit payments based on eligible retirement dates:

Pension
Fiscal Year	Benefits
(In thousands)

2007	$11,947
2008	82
2009	138
2010	149
2011	152
2012-2016	1,829

$14,297

16.	Business Segment and Geographic Information

Operating and Reporting Segments

The Company conducts its business through three reportable business segments: U.S. corrections segment; international services segment; and GEO Care segment. The Company has identified these three reportable segments to reflect the current view that the Company operates three distinct business lines, each of which constitutes a material part of its overall business. This treatment also reflects how the Company has discussed its business with investors and analysts. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. This segment also operates a recently acquired United Kingdom-based prisoner transportation business and reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the U.S.

“Other” primarily consists of activities associated with the Company’s construction business. The segment information presented in the prior periods has been reclassified to conform to the current presentation.

Fiscal Year	2006	2005	2004
	(In thousands)

Revenues:
U.S. corrections	$612,810	$473,280	$455,947
International services	103,553	98,829	91,005
GEO Care	70,379	32,616	31,704
Other	74,140	8,175	15,338

Total revenues	$860,882	$612,900	$593,994

Depreciation and amortization:
U.S. corrections	$20,848	$12,980	$11,298
International services	803	2,601	2,374
GEO Care	584	295	226
Other	—	—	—

Total depreciation and amortization	$22,235	$15,876	$13,898

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year	2006	2005	2004
	(In thousands)

Operating Income:
U.S. corrections	$106,380	$44,122	$70,384
International services	8,682	10,595	13,587
GEO Care	5,996	2,317	588

Operating income from segments	121,058	57,034	84,559
Corporate Expenses	(56,268)	(48,958)	(45,879)
Other	(589)	(138)	311

Total operating income	$64,201	$7,938	$38,991

Segment assets:
U.S. corrections	$457,545	$464,813
International services	79,641	60,827
GEO Care	15,606	10,028
Other	21,057	627

Total segment assets	$573,849	$536,295

Fiscal 2006 U.S. corrections operating expenses include a $4.0 million reduction in general liability and workers compensation reserves offset by $1.7 million in unbudgeted employee insurance reserve adjustments. Fiscal 2005 U.S. corrections segment operating expenses include net non cash charges of $23.8 million consisting of a $20.9 million impairment charge for the Michigan Correctional Facility and a $4.3 million charge for the remaining obligation for the inactive Jena Facility offset by a $1.3 million reduction in insurance reserves. Fiscal 2004 U.S. corrections segment operating expenses includes a net non cash credit of $1.2 million, consisting of a $4.2 million reduction in the Company’s general liability, auto liability and workers’ compensation insurance reserves offset by an additional provision for operating losses of approximately $3.0 million related to the inactive facility in Jena, Louisiana.

Pre-Tax Income Reconciliation

Year Ended	2006	2005	2004
	(In thousands)

Operating income from segments	$121,058	$57,034	$84,559
Unallocated amounts:
Corporate Expenses	(56,268)	(48,958)	(45,879)
Net Interest Expense	(17,544)	(13,862)	(12,570)
Costs related to early extinguishment of debt	(1,295)	(1,360)	(317)
Other	(589)	(138)	311

Income (loss) before income taxes, equity in earnings of affiliates, Discontinued operations and Minority interest	$45,362	$(7,284)	$26,104

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Reconciliation

	2006	2005

Reportable segment assets	$552,792	$535,669
Cash	111,520	57,094
Deferred income tax	24,433	19,755
Restricted cash	33,651	26,366
Other	21,057	627

Total Assets	$743,453	$639,511

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

Fiscal Year	2006	2005	2004
		(In thousands)

Revenues:
U.S. operations	$757,329	$514,071	$502,989
Australia operations	82,156	83,335	75,947
South African operations	14,569	15,494	15,058
United Kingdom	6,828	—	—

Total revenues	$860,882	$612,900	$593,994

Long-lived assets:
U.S. operations	$279,685	$275,415
Australia operations	6,445	6,243
South African operations	642	578
United Kingdom	602	—

Total long-lived assets	$287,374	$282,236

Sources of Revenue

The Company’s derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of GEO Care facilities and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2006	2005	2004
		(In thousands)

Revenues:
Correction and detention	$716,363	$572,109	$546,952
GEO Care	70,379	32,616	31,704
Construction	74,140	8,175	15,338

Total revenues	$860,882	$612,900	$593,994

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2006, 2005 and 2004 include one of the joint ventures in South Africa, SACS. This entity is accounted for under the equity method.

A summary of financial data for SACS is as follows:

Fiscal Year	2006	2005	2004
		(In thousands)

Statement of Operations Data
Revenues	$34,152	$33,179	$31,175
Operating income	13,301	11,969	11,118
Net income	3,124	2,866	—
Balance Sheet Data
Current assets	15,396	13,212	14,250
Noncurrent assets	60,023	68,149	74,648
Current liabilities	5,282	4,187	5,094
Non current liabilities	63,919	73,645	83,474
Shareholders’ equity	6,217	3,529	330

SACS commenced operation in fiscal 2002. Total equity in undistributed income/(loss) for SACS before income taxes, for fiscal 2006, 2005 and 2004 was $3.3 million, $0.9 million, and $(0.1) million, respectively.

Business Concentration

Except for the major customers noted in the following table, no single customer provided more than 10% of the Company’s consolidated revenues during fiscal 2006, 2005 and 2004:

Customer	2006	2005	2004

Various agencies of the U.S. Federal Government	30%	27%	27%
Various agencies of the State of Florida	5%	7%	12%

Concentration of credit risk related to accounts receivable is reflective of the related revenues.

17.	Income Taxes

The United States and foreign components of income (loss) before income taxes, minority interest and equity income from affiliates are as follows:

	2006	2005	2004
		(In thousands)

Income (loss) before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
United States	$32,968	$(20,395)	$9,627
Foreign	12,394	13,111	16,477

	45,362	(7,284)	26,104

Discontinued operations:
Income (loss) from operation of discontinued business	(428)	2,022	(529)

Total	$44,934	$(5,262)	$25,575

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes on income (loss) consist of the following components:

	2006	2005	2004
	(In thousands)

Federal income taxes:
Current	$15,876	$(4,146)	$(72)
Deferred	(4,635)	(4,151)	2,050

	11,241	(8,297)	1,978

State income taxes:
Current	2,667	(714)	643
Deferred	(36)	(756)	469

	2,631	(1,470)	1,112

Foreign:
Current	3,042	(3,304)	4,226
Deferred	(409)	1,245	915

	2,633	(2,059)	5,141

Total U.S. and foreign	16,505	(11,826)	8,231

Discontinued operations:
Income from operations of discontinued business	(151)	895	(181)

Total	$16,354	$(10,931)	$8,050

A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2006	2005	2004
		(In thousands)

Continuing operations:
Provisions using statutory federal income tax rate	$15,877	$(2,549)	$9,136
State income taxes, net of federal tax benefit	1,466	(907)	723
Australia consolidation benefit	(228)	(6,460)	—
Basis difference PCG stock	—	—	(3,351)
UK Tax Benefit	(977)	—	—
Section 965 benefit	—	(1,704)	(197)
Non-performance based compensation	—	—	1,417
Other, net	367	(206)	503

Total continuing operations	16,505	(11,826)	8,231

Discontinued operations:
Taxes from operations of discontinued business	(151)	895	(181)

Provision (benefit) for income taxes	$16,354	$(10,931)	$8,050

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net current deferred income tax asset (liability) at fiscal year end are as follows:

	2006	2005
	(In thousands)

Book revenue not yet taxed	$(284)	$(260)
Deferred revenue	706	574
Uniforms	(337)	(158)
Deferred loan costs	301	945
Other, net	(26)	6
Allowance for doubtful accounts	357	211
Accrued vacation	4,938	4,753
Accrued liabilities	13,837	13,684

Total asset (liability)	$19,492	$19,755

The components of the net non-current deferred income tax asset (liability) at fiscal year end are as follows:

	2006	2005
	(In thousands)

Capital losses	$—	$5,945
Depreciation	109	(2,241)
Deferred loan costs	2,774	2,568
Deferred revenue	1,000	1,841
Bond Discount	(1,431)	(1,746)
Net operating losses	3,162	3,499
Tax credits	625	815
Intangible assets	(5,232)	(6,013)
Accrued liabilities	651	762
Deferred compensation	7,003	6,031
Residual U.S. tax liability on unrepatriated foreign earnings	(2,026)	(4,754)
Prepaid Lease	880	—
Other, net	409	261
Valuation allowance	(2,983)	(9,053)

Total asset (liability)	$4,941	$(2,085)

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2006 and 2005, the Company has recorded a valuation allowance of approximately $3.0 million and $9.1 million, respectively. At the fiscal year end 2006 and 2005, the valuation allowance includes $0.1 million and $6.9 million, respectively reported as part of purchase accounting relating to deferred tax assets for capital losses, federal and state net operating losses and charitable contribution carryforwards from the CSC acquisition. Current accounting pronouncements provide that a reduction of a valuation allowance related to tax assets recorded as part of purchase accounting are to reduce goodwill. At fiscal year end 2005 a full valuation allowance was provided against capital losses. Certain tax elections made during the 3rd quarter of 2006 in connection with the CSC acquisition and related sale of Youth Services International, Inc. “YSI” changed the character of tax losses

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the transactions. As a result tax losses were carried back and resulted in a federal tax refund of $13.2 million which reduced goodwill. At fiscal year end 2006 there are no capital loss carryforwards and consequently the related valuation allowance was reduced by $5.9 million. At fiscal year end 2006 and 2005 a partial valuation allowance was provided against net operating losses from the acquisition. At fiscal year end 2005 a partial valuation allowance was also provided against certain charitable loss carryforwards that required further investigation. The remaining valuation allowance of $2.9 million and $2.2 million, for 2006 and 2005, respectively, relates to deferred tax assets for foreign net operating losses and state tax credits unrelated to the CSC acquisition.

At fiscal year end 2006, the Company had $2.2 million of net operating loss carryforwards from the CSC acquisition, which begin to expire in 2020. The utilization of these capital and net operating loss carryforwards are subject to annual usage limitations pursuant to Internal Revenue Code Section 382.

Also at fiscal year end 2006 the Company had $7.5 million of foreign operating losses which carry forward indefinitely and state tax credits which begin to expire in 2007. The Company has recorded a full valuation allowance against these deferred tax assets.

During the fourth quarter the Company’s Australian, South African and UK subsidiaries made dividend distributions in excess of their 2006 earnings in anticipation of the completion of the CPT acquisition which was consummated on January 24th, 2007. Residual US taxes in excess of foreign tax credits related to the dividend distributions of prior year foreign earnings are now currently due and to that extent are no longer reflected as part of the deferred tax liability for residual US taxes on unrepatriated foreign earnings.

During 2006 the Company’s UK subsidiary received UK income tax refunds related to several tax years ending prior to 2003 totaling $1 million. The Company provides for residual US taxes on unrepatriated foreign earnings when earned. The Company studied the impact of the UK tax refund on its foreign tax credit position under US tax law for the prior tax years at issue and concluded that it does not give rise to additional incremental US taxes that would work to offset the benefit of the UK tax refund.

As a result of tax legislation in Australia, the Company realized an income tax benefit of $6.5 million in the fourth quarter 2005 and $0.2 million in the third quarter 2006. The benefit is due to an elective tax step-up that in effect reestablishes tax basis that had previously been depreciated on an accelerated methodology. The permanent tax step-up was exempt from taxation and results in a decrease in the same amount in the deferred tax liability associated with the depreciable asset. Equity in earnings of affiliate in 2005 reflects a one time tax benefit of $2.1 million related to a change in South African tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change had the effect that beginning in 2005 Government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007 the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. The law change will impact the equity in earnings of affiliate beginning in 2007. The Company is in the process of fully assessing the impact of the new legislation. However, as a result of the new legislation, deferred tax liabilities will have to be established at the applicable rate of 29%. This is estimated to result in a one time tax charge of up to $2.3 million in the first quarter of 2007.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based payment” (FAS 123R), which revises FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company adopted FAS 123R using the modified prospective method. Under this method the Company recognizes compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2, 2006 that remain unvested at that time. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. The Company has elected to use the transition method described in FASB Staff Position 123(R)-3 (“FSP FAS 123(R)-3”.) In accordance with FSP FAS 123(R)-3, the tax benefit on awards that vested prior to January 2, 2006 but that were exercised on or after January 2, 2006 “Fully Vested Awards” are credited directly to additional paid-in-capital. On awards that vested on or after January 2, 2006 and that were exercised on or after January 2, 2006, “Partially vested Awards” the total tax benefit first reduces the related deferred tax asset associated with the compensation cost recognized under 123(R) and any excess tax benefit, if any, is credited to additional paid-in capital. Special considerations apply and which are addressed in the FSP FAS 123(R)-3, if the ultimate tax benefit upon exercise is less than the related deferred tax asset underlying the award. At fiscal year end 2006 the deferred tax asset related to unexercised stock options was $0.1 million.

In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the result of tax audits and general tax authority rulings.

18.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First Quarter	Second Quarter

2006
Revenues	$185,881	$208,668
Operating income	$12,462	$15,957
Income from continuing operations	$4,674	$6,431
Loss from discontinued operations, net of tax	$(118)	$(113)
Basic earnings per share:
Income from continuing operations	$0.32	$0.41
Loss from discontinued operations	$(0.01)	$(0.01)

Net income per share	$0.31	$0.40
Diluted earnings per share:
Income from continuing operations	$0.31	$0.39
Loss from discontinued operations	$(0.01)	$(0.01)

Net income per share	$0.30	$0.39

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter	Fourth Quarter

Revenues	$218,909	$247,404
Operating income	$16,985	$18,797
Income from continuing operations	$8,666	$10,537
Loss from discontinued operations, net of tax	$(24)	$(22)
Basic earnings per share:
Income from continuing operations	$0.45	$0.54
Loss from discontinued operations	$0.00	$0.00

Net income per share	$0.45	$0.54
Diluted earnings per share:
Income from continuing operations	$0.43	$0.52
Loss from discontinued operations	$0.00	$0.00

Net income per share	$0.43	$0.52

	First Quarter	Second Quarter

2005
Revenues	$148,255	$152,623
Operating income	$7,373	$7,588
Income from continuing operations	$2,391	$4,301
Income from discontinued operations, net of tax	$505	$173
Basic earnings per share:
Income from continuing operations	$0.17	$0.30
Income from discontinued operations	$0.03	$0.01

Net income per share	$0.20	$0.31
Diluted earnings per share:
Income from continuing operations	$0.16	$0.29
Income from discontinued operations	$0.03	$0.01

Net income per share	$0.19	$0.30

	Third Quarter	Fourth Quarter(b)

Revenues	$147,148	$164,874
Operating income (loss)	$5,444	$(12,467)
Income (loss) from continuing operations	$510 (a)	$(1,323	)(c)
Income (loss) from discontinued operations, net of tax	$(67)	$516
Basic earnings per share:
Income (loss) from continuing operations	$0.04	$(0.09)
Income (loss) from discontinued operations	$(0.01)	$0.03

Net income (loss) per share	$0.03	$(0.06)
Diluted earnings per share:
Income (loss) from continuing operations	$0.03	$(0.09)
Income (loss) from discontinued operations	$(0.00)	$0.04

Net income (loss) per share	$0.03	$(0.05)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes a $4.3 million write-off for the Jena, Louisiana facility and a charge of approximately $1.4 million related to the write-off of deferred financing fees from the extinguishment of debt.

(b)	Includes operations of CSC from November 4, 2005 through January 1, 2006.

(c)	Includes a $20.9 million impairment charge for Michigan facility, a $6.5 million tax benefit in Australia and $2.0 million tax benefit in South Africa related to changes in law.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2006.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2006.

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

None.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(a)(1) Financial Statements.

The following consolidated financial statements of GEO are filed under Item 8 of Part II of this report:

Reports of Independent Registered Certified Public Accountants — Page 60

Consolidated Balance Sheets — December 31, 2006 and January 1, 2006 — Page 64

Consolidated Statements of Income — Fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 — Page 63

Consolidated Statements of Cash Flows — Fiscal years ended December 31, 2006, January 1, 2006 and January 1, 2005 — Page 65

Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 — Page 66

Notes to Consolidated Financial Statements — Pages 67 through 104

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 110

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated as of September 19, 2006, among the Company, GEO Acquisition II, Inc. and CentraCore Properties Trust (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 21, 2006)
3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	Director Deferral Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.7	—	Senior Officer Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.8	—	Form of Master Agreement to Lease between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.9	—	Form of Lease Agreement between CPT Operating Partnership L.P. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.10	—	Form of Right to Purchase Agreement between the Company and CPT Operating Partnership L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.11	—	Form of Option Agreement between the Company and CPT Operating Partnership L.P (incorporated herein by reference to Exhibit 10.5 to the Company’s registration statement on Form S-11/A, filed on March 20, 1998)
10.12	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.13	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004)†
10.14	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004)†
10.15	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.16	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.17	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.18	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.19	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†

Exhibit
Number		Description

10.20	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.21	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.22	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.23	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.24	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.25	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Donald H. Keens (incorporated herein by reference to Exhibit 10.25 to the Company’s report on Form 10-K, filed on March 23, 2005)*†
10.26	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.27	—	Asset Purchase Agreement, December 9, 2005, by and between GEO Care, Inc., a Florida corporation and Atlantic Shores Hospital, LLC (incorporated herein by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 17, 2006)
10.28	—	The GEO Group, Inc. 2006 Stock Incentive Plan*†
10.29	—	Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among The GEO Group, Inc., as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on January 30, 2007)
10.30	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 6, 2007)
10.31	—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 20, 2007)
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Grant Thornton LLP, independent registered certified public accountants
23.2	—	Consent of Ernst & Young LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/  JOHN G. O’ROURKE
John G. O’Rourke
Senior Vice President of Finance &
Chief Financial Officer

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 2, 2007

/s/ John G. O’Rourke John G. O’Rourke	Senior Vice President of Finance & Chief Financial Officer (principal financial officer)	March 2, 2007

/s/ Brian R. Evans Brian R. Evans	Chief Accounting Officer & Controller (principal accounting officer)	March 2, 2007

/s/ Wayne H. Calabrese Wayne H. Calabrese	Vice Chairman of the Board, President & Director	March 2, 2007

/s/ Norman A. Carlson Norman A. Carlson	Director	March 2, 2007

/s/ Anne N. Foreman Anne N. Foreman	Director	March 2, 2007

/s/ John M. Palms John M. Palms	Director	March 2, 2007

/s/ Richard H. Glanton Richard H. Glanton	Director	March 2, 2007

/s/ John M. Perzel John M. Perzel	Director	March 2, 2007

THE GEO GROUP, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2006, January 1, 2006, and January 2, 2005

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period
	(In thousands)

YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$224	$762	$—	$(60)	$926
YEAR ENDED JANUARY 1, 2006:
Allowance for doubtful accounts	$907	$—	$—	$(683)	$224
YEAR ENDED JANUARY 2, 2005:
Allowance for doubtful accounts	$954	$229	$—	$(276)	$907
YEAR ENDED DECEMBER 31, 2006:
Asset Replacement Reserve	$723	$258	$—	$(213)	$768
YEAR ENDED JANUARY 1, 2006:
Asset Replacement Reserve	$614	$290	$—	$(181)	$723
YEAR ENDED JANUARY 2, 2005:
Asset Replacement Reserve	$417	$465	$—	$(268)	$614