Form 10-Q
period 2007-04-01
GEO GROUP INC
filed 2007-05-04
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                 to
Commission file number 1-14260
The GEO Group, Inc.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of	65-0043078
incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700,	33487
Boca Raton, Florida	(Zip code)
(Address of principal executive offices)
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
Yes ☐       No ☑
At May 1, 2007, 25,211,720 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
APRIL 1, 2007 AND APRIL 2, 2006
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Revenues	$237,004	$185,881
Operating expenses	194,105	153,746
Depreciation and amortization	7,281	5,664
General and administrative expenses	15,053	14,009

Operating income	20,565	12,462
Interest income	3,240	2,216
Interest expense	(11,064)	(7,579)
Write off of deferred financing fees from extinguishment of debt	4,794	—

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	7,947	7,099
Provision for income taxes	3,141	2,693
Minority interest	(92)	(9)
Equity in earnings of affiliate, net of income tax provision of $209 and $18	383	277

Income from continuing operations	5,097	4,674
Income (loss) from discontinued operations, net of tax provision (benefit) of $109 and $(65)	167	(118)

Net income	$5,264	$4,556

Weighted-average common shares outstanding:
Basic	20,069	14,550

Diluted	20,781	15,051

Income per common share:
Basic:
Income from continuing operations	$0.25	$0.32
Income (loss) from discontinued operations	0.01	(0.01)

Net income per share-basic	$0.26	$0.31

Diluted:
Income from continuing operations	$0.25	$0.31
Income (loss) from discontinued operations	0.00	(0.01)

Net income per share-diluted	$0.25	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 1, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	April 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,875	$111,520
Restricted cash	13,168	13,953
Accounts receivable, less allowance for doubtful accounts of $810 and $926	154,625	162,867
Deferred income tax asset, net	19,492	19,492
Other current assets	16,676	14,922

Total current assets	287,836	322,754

Restricted cash	15,422	19,698
Property and equipment, net	696,210	287,374
Assets held for sale	2,597	1,610
Direct finance lease receivable	41,592	39,271
Deferred income tax assets, net	4,701	4,941
Goodwill and other intangible assets, net	41,147	41,554
Other non current assets	29,503	26,251

	$1,119,008	$743,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,958	$48,890
Accrued payroll and related taxes	28,068	31,320
Accrued expenses	64,204	77,675
Current portion of deferred revenue	—	1,830
Current portion of capital lease obligations, long-term debt and non-recourse debt	16,644	12,685
Current liabilities of discontinued operations	—	1,303

Total current liabilities	162,874	173,703

Deferred revenue	—	1,755
Minority interest	1,663	1,297
Other non current liabilities	24,303	24,816
Capital lease obligations	16,415	16,621
Long-term debt	306,853	144,971
Non-recourse debt	128,573	131,680
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 33,253,534 and 33,248,584 issued and 25,218,284 and 19,748,584 outstanding	252	197
Additional paid-in capital	331,465	143,233
Retained earnings	204,490	201,697
Accumulated other comprehensive income	1,008	2,393
Treasury stock 8,037,500 and 13,500,000 shares	(58,888)	(98,910)

Total shareholders’ equity	478,327	248,610

	$1,119,008	$743,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 1, 2007 AND APRIL 2, 2006
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Cash Flow from Operating Activities:
Income from continuing operations	$5,097	$4,674
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	7,281	5,664
Amortization of debt issuance costs	676	281
Amortization of unearned compensation	379	—
Stock-based compensation expense	194	177
Write-off of deferred financing fees	4,794	—
Deferred tax expense (benefit)	240	(56)
Major maintenance reserve	—	57
Equity in earnings of affiliates, net of tax	(383)	(277)
Minority interests in earnings (losses) of consolidated entity	92	(515)
Income tax benefit of equity compensation	(78)	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	8,242	(10,180)
Other current assets	(1,755)	2,951
Other assets	(1,624)	(642)
Accounts payable and accrued expenses	(1,615)	5,764
Accrued payroll and related taxes	(3,252)	3,375
Deferred revenue	(152)	(452)
Other liabilities	730	636

Net cash provided by operating activities of continuing operations	18,866	11,457
Net cash provided by (used in) operating activities of discontinued operations	(1,303)	73

Net cash provided by operating activities	17,563	11,530

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	(409,943)	—
Change in restricted cash	5,160	(4,666)
Proceeds from sale of assets	56	19
Capital expenditures	(19,714)	(7,432)

Net cash used in investing activities	(424,441)	(12,079)

Cash Flow from Financing Activities:
Payments on long-term debt	(214,438)	(586)
Proceeds from the exercise of stock options	111	674
Income tax benefit of equity compensation	78	—
Proceeds from long-term debt	375,000	—
Debt issuance costs	(8,932)	—
Proceeds from equity offering, net	227,547	—

Net cash provided by financing activities	379,366	88

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(133)	(464)

Net Decrease in Cash and Cash Equivalents	(27,645)	(925)
Cash and Cash Equivalents, beginning of period	111,520	57,094

Cash and Cash Equivalents, end of period	$83,875	$56,169

Supplemental Disclosures:
Non-cash investing and financing activities
Extinguishment of pre-acquisition liabilities	$11,003	$—

Total liabilities assumed in acquisition	$2,558	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended April 1, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2007.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2007 for the fiscal year ended December 31, 2006.
2. EQUITY OFFERING
On March 23, 2007, the Company sold in a follow-on public offering 5,462,500 shares of its common stock at a price of $43.99 per share. All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and expenses of $12.7 million) were $227.5 million. On March 26, 2007, the Company utilized $200.0 million of the net proceeds to repay outstanding debt under the term loan portion of its senior secured credit facility. The balance of the proceeds will be used for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets. See Note 8 — Long Term Debt and Derivative Financial Instruments — The Senior Credit Facility for further discussion.
3. ACQUISITION
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
As a result of the Merger, each share of common stock of CPT (collectively, the “Shares”) was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock (collectively, the “Options”) having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. The Company paid an aggregate purchase price of $421.1 million for the acquisition of CPT, inclusive of the payment of $368.3 million in exchange for the Shares and the Options, the repayment of $40.0 million in CPT debt and the payment of $12.8 million in transaction related fees. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new seven year term loan, referred to as Term Loan B and approximately $65.0 million in cash on hand. The Company deferred debt issuance costs of $8.9 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the merger, the Company will no longer have ongoing lease expense related to the properties the Company previously leased from CPT. However; the Company will have increased depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.
The allocation of the purchase price for this transaction at April 1, 2007 is preliminary. The purchase price allocations related to certain tax items are still tentative at this time and information that will enable the Company to finalize these items is expected to be received during 2007. The preliminary allocation of purchase price is summarized below (in thousands):

Current assets, net of cash acquired of $11,125	$1,365
Property and equipment	400,124
Other non-current assets	9
Total assets acquired	401,498

Other non-current liabilities	2,558

Total liabilities assumed	2,558

Net assets acquired, including direct transaction costs	$398,940

The fair values used in determining the purchase price allocation for the tangible assets were based on independent appraisal. The fair market value of the identifiable net assets acquired exceeded the cost of the acquisition by approximately $15.7 million. The excess over cost was allocated on a pro rata basis to reduce the amounts assigned related to property and equipment.
The results of operations of CPT are included in the Company’s results of operations beginning after January 24, 2007. CPT is part of the Company’s US Corrections reportable segment. See Note 10 for segment information. The following unaudited pro forma information combines the consolidated results of operations of the Company and CPT as if the acquisition had occurred at the beginning of fiscal year 2006 Pro forma results are not presented for the thirteen weeks ended April 2, 2007 as the acquisition was at or near the beginning of the period and the results would be immaterial:

Thirteen
Weeks Ended
April 2006
Revenues	$186,887
Income from continuing operations	2,846
Loss from discontinued operations	(118)
Net income	2,728

Net income per share — basic
Income from continuing operations	$0.20
Loss from discontinued operations	(0.01)

Net income per share — basic	$0.19

Net income per share — diluted
Loss from continuing operations	$0.19
Loss from discontinued operations	(0.01)

Net income per share — diluted	$0.18

4. EQUITY INCENTIVE PLANS
In January 2006, the Company adopted Financial Accounting Standard (“FAS”) No. 123(R), (“FAS 123R”), “Share-Based Payment” using the modified prospective method. Under the modified prospective method of adopting FAS No. 123(R), the Company recognizes compensation cost for all share-based payments granted after January 1, 2006, plus any prior awards granted to employees that remained unvested at that time. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The assumptions used to value options granted during the interim period were comparable to those used at December 31, 2006. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.
The Company had four equity compensation plans at April 1, 2007: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”), the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”) and the GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
Except for 222,000 shares of restricted stock issued under the 2006 Plan as of April 1, 2007, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of April 1, 2007, the Company had the ability to issue awards with respect to 9,500 shares of common stock pursuant to the 2006 Plan.
Under the terms of the Company Plans, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each plan. All stock options that have been granted under the Company Plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. In addition, stock options granted to non-employee directors under the 1995 Plan become exercisable immediately. All stock options awarded under the Company Plans expire no later than ten years after the date of the grant.
The 2006 Plan was approved by the Board of Directors and by the Company’s shareholders on May 4, 2006. Under the 2006 Plan, the Company may grant various different types of awards, including stock options or shares of restricted stock, to key employees and non-employee directors for up to 450,000 shares.
On May 1, 2007, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 250,000 shares of the Company’s common stock pursuant to awards granted under the plan, and specifying that up to 150,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock.
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

	April 1, 2007
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	1,316	$9.22		$
Granted	215	42.94
Exercised	(7)	15.35
Forfeited/canceled	—	—

Options outstanding at April 1, 2007	1,524	$13.96	5.7	$47,804

Options exercisable at April 1, 2007	1,264	$10.11	5.0	$44,501

For the thirteen week period ending April 1, 2007, the amount of stock-based compensation expense was $0.6 million. The weighted average grant date fair value of options granted during the thirteen weeks ended April 1, 2007 was $17.47 per share. The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2007 was $0.2 million.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at April 1, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$5.25 - $5.25	3,000	3.1	$5.25	3,000	$5.25
$5.63 - $5.63	188,625	2.9	5.63	188,625	5.63
$6.20 - $6.20	223,500	3.9	6.20	223,500	6.20
$6.34 - $7.97	95,212	5.8	6.39	95,213	6.39
$9.33 - $9.33	247,091	6.1	9.33	210,001	9.33
$10.27 - $10.27	328,500	4.9	10.27	328,500	10.27
$10.60 - $15.39	171,191	6.3	13.61	133,518	13.51
$15.66 - $27.48	51,750	7.5	18.27	38,550	18.80
$41.25 - $41.25	20,000	9.8	41.25	4,000	41.25
$43.11 - $43.11	195,500	9.9	43.11	39,100	43.11

	1,524,369	5.7	$13.96	1,264,007	$10.11

As of April 1, 2007, the Company had $3.7 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.8 years. Proceeds received from option exercises during the thirteen weeks ended April 1, 2007 were $0.1 million.

Restricted Stock
During fiscal year 2006, the Company granted 225,000 shares of non-vested restricted stock under the 2006 Plan to key employees and non-employee directors. Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock that were granted during fiscal year 2006 under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of April 1, 2007 and changes during the thirteen weeks ended April 1, 2007 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at January 1, 2007	222,750	$26.13
Granted	—	—
Vested	—	—
Forfeited/canceled	(750)	26.13

Restricted stock outstanding at April 1, 2007	222,000	$26.13

During the thirteen weeks ended April 1, 2007, the Company recognized $0.4 million of compensation expense related to its outstanding shares of restricted stock and as of April 1. 2007 had $4.5 million of unrecognized compensation expense. No restricted stock was outstanding at April 2, 2006.
5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Net income	$5,264	$4,556
Change in foreign currency translation, net of income tax (expense) benefit of $1,151, and $(833), respectively	(1,912)	1,359
Minimum pension liability adjustment, net of income tax expense of $30, and $0, respectively	46	—
Unrealized gain on derivative instruments, net of income tax expense of $210, and $39, respectively	481	90

Comprehensive income	$3,879	$6,005

6. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 1, 2007 and April 2, 2006 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Net income	$5,264	$4,556
Basic earnings per share:
Weighted average shares outstanding	20,069	14,550

Per share amount	$0.26	$0.31

Diluted earnings per share:
Weighted average shares outstanding	20,069	14,550
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	712	501

Weighted average shares assuming dilution	20,781	15,051

Per share amount	$0.25	$0.30

Of 1,524,369 stock options outstanding at April 1, 2007, no options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 2,033,921 stock options outstanding at April 2, 2006, options to purchase 165,750 shares of the Company’s common stock with exercise prices ranging from $16.71 to $21.47 per share and expiration dates between 2006 and 2015 were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 222,000 shares of restricted stock outstanding at April 1, 2007, options to purchase 141,358 shares of common stock were not included in the computation of diluted EPS because their effect would be anti-dilutive.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirteen weeks ended April 1, 2007 were as follows (in thousands):

		Goodwill resulting	Foreign
	Balance as of	from Business	Currency	Balance as of
	December 31, 2006	Combinations	Translation	April 1, 2007
U.S. Corrections	$23,999	$—	$—	$23,999
International Services	3,075	—	32	3,107

Total Segments	$27,074	$—	$32	$27,106

No goodwill resulted from the acquisition of CPT during the first quarter of 2007.
Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$15,050	7-17 years
Covenants not to compete	1,470	4 years

	$16,520
Less accumulated amortization	(2,479)

	$14,041

Amortization expense was $0.4 million and $0.4 million for the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.

8. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
Senior Debt
The Senior Credit Facility
On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consists of a $365 million, seven-year term loan (the “Term Loan B”) and a $150 million five-year revolver (the “Revolver”). The initial interest rate for the Term Loan B is at the London Interbank Offered Rate, (“LIBOR”) plus 1.5% and the Revolver bears interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, the Company used the $365 million in borrowings under the Term Loan B to finance its acquisition of CPT, as discussed in Note 3 — Acquisition.
On March 26, 2007, the Company used $200.0 million of the aggregate net proceeds of $227.5 million from its recent offering of 5,462,500 shares of its common stock to repay debt outstanding under the Term Loan B. As a result of the debt repayment, the Company wrote off approximately $4.8 million in deferred financing fees during the quarter ended April 1, 2007. As of April 1, 2007, the Company had $165.0 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $54.2 million outstanding in letters of credit under the Revolver and $95.8 million available under the Revolver. The Company intends to use future borrowings thereunder for general corporate purposes.
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
The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of capital stock, (viii) transact with affiliates, (ix) make changes in accounting treatment, (x) amend or modify the terms of any subordinated indebtedness, (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than those contained in the Senior Credit Facility, (xii) alter the business it conducts, and (xiii) materially impair the Company’s lenders’ security interests in the collateral for its loans.
Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company was in compliance with all of the covenants of the Indenture governing the notes as of April 1, 2007.
Non-Recourse Debt
South Texas Detention Complex
On February 1, 2007, the Company made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to the South Texas Local Development Corporation (“STLDC”) operating agreement and bond indenture. As of April 1, 2007, the remaining balance of the debt service requirement is $45.3 million, out of which $4.3 million is due within the next twelve months. Previously, in February 2004, Correctional Services Corporation (“CSC”), which the Company acquired in November 2005, was awarded a contract by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided $5.0 million of subordinated notes to STLDC for initial development. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
Included in non-current restricted cash is $5.5 million as of April 1, 2007 as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which CSC completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to CSC and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to CSC.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves.
Included in non-current restricted cash equivalents and investments is $5.9 million as of April 1, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, the Company’s wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, the Company is required to maintain a restricted cash balance of Australian Dollar (“AUD”) 5.0 million, which, at April 1, 2007, was approximately $4.0 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.3 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or approximately $2.8 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
The Company has also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. The Company secured its guarantee to the security trustee by ceding its rights to claims against SACS in respect of any loans or other finance agreements, and by pledging the Company’s shares in SACS. The Company’s liability under the guarantee is limited to the cession and pledge of shares. The guarantee expires upon expiration of the cession and pledge agreements.
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.2 million commencing in 2017. The Company has a liability of $0.7 million related to this exposure as of April 1, 2007 and December 31, 2006. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet. The Company does not currently operate or manage this facility.

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $51.1 million and $50.0 million at April 1, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at April 1, 2007, was approximately $4.0 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt.
At April 1, 2007, the Company also had outstanding seven letters of guarantee totaling approximately $6.3 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of April 1, 2007 and December 31, 2006 the fair value of the swaps totaled approximately $(1.3) million and $(1.7) million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended April 1, 2007.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of April 1, 2007 and December 31, 2006 was approximately $3.9 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
9. COMMITMENTS AND CONTINGENCIES
In 2005, the Company’s equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change had the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007, the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. As a result of the new legislation, SACS will be subject to South African taxation going forward at the applicable tax rate of 29%. The increase in the applicable income tax rate results in an increase in net deferred tax liabilities which were calculated at a rate of 0% during the period the government revenues were exempt. The effect of the increase in the deferred tax liability of the equity affiliate is a charge to equity in earnings of affiliate in the amount of $2.4 million. The law change also has the effect of reducing a previously recorded liability for unrecognized tax benefits as provided under FIN 48, Accounting for Uncertainties in Income Taxes resulting in an increase to equity in earnings of affiliate. The respective decrease and increase to equity in earnings of affiliate are substantially offsetting in nature.
Legal Proceedings
Florida Department of Management Services Matter
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least

$12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA overbilled the State of Florida by over $12.0 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which the Company’s had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this matter for $0.3 million. This amount was accrued at December 31, 2006 and paid in the first quarter of 2007. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Florida Department of Law Enforcement is currently investigating this matter and the Company is cooperating with the investigation. The Company will continue to monitor this matter and intends to defend its rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believes that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006.
Other Legal Proceedings
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
10. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through three reportable business segments: its U.S. corrections segment; its international services segment; and its GEO Care segment. The Company has identified these three reportable segments to reflect the current view that the Company operates three distinct business lines, each of which constitutes a material part of its overall business. This treatment also reflects how the Company has discussed its business with investors and analysts. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The international services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. This segment also operates our recently acquired United Kingdom-based prisoner transportation business and reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the United States. “Other” primarily consists of activities associated with the Company’s construction business. Set forth below is certain financial and other information regarding each of the Company’s reportable segments. The segment information presented below with respect to prior periods has been reclassified to conform to the Company’s current presentation.

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Revenues:
U.S. corrections	$164,349	$146,764
International services	28,842	23,112
GEO Care	22,134	14,902
Other	21,679	1,103

Total revenues	$237,004	$185,881

Depreciation and amortization:
U.S. corrections	$6,834	$4,914
International services	259	650
GEO Care	188	100
Other	—	—

Total depreciation and amortization	$7,281	$5,664

Operating income:
U.S. corrections	$32,404	$22,429
International services	1,739	1,822
GEO Care	1,636	2,217
Other	(161)	3

Operating income from segments	35,618	26,471
Corporate expenses	(15,053)	(14,009)

Total operating income	$20,565	$12,462

	April 1, 2007	December 31, 2006
Segment assets:
U.S. corrections	$867,311	$457,545
International services	83,459	79,641
GEO Care	16,262	15,606
Other	15,318	21,057

Total segment assets	$982,350	$573,849

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks ended April 1, 2007 and April 2, 2006, respectively.

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Total operating income from segments	$35,618	$26,471
Unallocated amounts:
Corporate expenses	(15,053)	(14,009)
Net interest expense	(7,824)	(5,363)
Write off of deferred financing fees from extinguishment of debt	(4,794)	—

Income before income taxes, equity in earnings of affiliates, Discontinued operations and minority interest	$7,947	$7,099

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of April 1, 2007 and December 31, 2006, respectively.

	April 1, 2007	December 31, 2006
Reportable segment assets	$967,032	$552,792
Cash	83,875	111,520
Deferred tax asset, net	24,193	24,433
Restricted cash	28,590	33,651
Other	15,318	21,057

Total Assets	$1,119,008	$743,453

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

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Revenues:
Correction and detention	$193,191	$169,876
GEO Care	22,134	14,902
Construction	21,679	1,103

Total revenues	$237,004	$185,881

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Statement of Operations Data
Revenues	$8,380	$8,862
Operating income	3,357	3,343
Net income	796	561
Balance Sheet Data
Current assets	11,985	10,728
Non current assets	51,463	69,850
Current liabilities	4,914	4,477
Non current liabilities	57,479	71,895
Shareholders’ equity	1,055	4,206
SACS commenced operations in fiscal 2002. Total equity in undistributed income for SACS before income taxes, as of April 1, 2007 and April 2, 2006 was $1.2 million and $0.6 million, respectively.

11. BENEFIT PLANS
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
The Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS 158”) at December 31, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 requires an employer to measure the funded status of a plan as of its year-end date.
FAS 158 also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Since the Company currently has a measurement date of December 31 for all plans, this provision did not have a material impact in the year of adoption.
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at April 1, 2007 or December 31, 2006. All changes as a result of the adjustments to the accumulated benefit obligation are included below and are shown net of tax as a component of comprehensive income in Note 5 — Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.
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

	April 1,	December 31,
	2007	2006
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,098	$15,702
Service cost	138	671
Interest cost	126	546
Plan amendments	—	—
Actuarial gain	—	215
Benefits paid	—	(36)

Projected benefit obligation, end of period	$17,362	$17,098

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	11	36
Benefits paid	(11)	(36)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,362)	$(17,098)

Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized prior service cost	153	164
Unrecognized net loss	3,068	3,028

Accrued pension cost	$3,221	$3,192

	April 1, 2007	April 2, 2006
Components of Net Periodic Benefit Cost
Service cost	$138	$132
Interest cost	125	244
Amortization of:
Unrecognized prior service cost	10	10
Unrecognized net loss	76	36

Net periodic pension cost	$349	$422

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.50%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	5.50%	5.50%
12. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities, ” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted the provisions of FIN 48, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately a $2.5 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.
The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. As a result of a South African tax law change enacted during the first quarter of 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits. The reduction in the liability resulted in an increase to equity in earnings of affiliate. See Note 9 — Commitments and Contingencies for a discussion of the tax law change.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2002 through 2004 in the third quarter of 2005 that is anticipated to be completed during 2008. The Company does not expect to recognize any further significant changes to the total amount of unrecognized tax benefits during the remaining quarters of the year.
In adopting FIN 48, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, the Company’s first quarter 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. The Company accrued approximately $0.9 million for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.
13. SUBSEQUENT EVENTS
On April 26, 2007, the Company announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which has been managed by the Company since 1997, to another private operator. The management contract, which was competitively re-bid, will be transitioned to the alternative operator effective August 20, 2007. The Company does not expect the loss of this contract to have a material adverse effect on its financial condition or results of operations.
On May 1, 2007, the Company’s shareholders approved several amendments to the GEO Group, Inc. 2006 Stock Incentive Plan, including an amendment providing for the issuance of an additional 250,000 shares of GEO common stock pursuant to awards granted under the plan, and specifying that up to 150,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock.
On May 1, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The stock split will take effect on June 1, 2007 with respect to stockholders of record on May 17, 2007. Following the stock split, the Company’s shares outstanding will increase from 25.2 million to 50.4 million.

THE GEO GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This report, our other filings with the Securities and Exchange Commission, which we refer to as the SEC, and our earnings press release dated May 1, 2007 contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility and the Jena Juvenile Justice Center;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to grow our mental health and residential treatment services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the SEC including, but not limited to, those detailed in this quarterly report on Form 10-Q, our annual report on Form 10-K and our Form 8-Ks filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 2, 2007. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q.
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
As of April 1, 2007, we operated a total of 58 correctional, detention and mental health and residential treatment facilities and had over 58,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 97.2% for the thirteen weeks ended April 1, 2007 excluding our vacant Michigan and Jena facilities.
Reference is made to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on March 2, 2007, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 31, 2006.
Recent Developments
On January 24, 2007, we completed the acquisition of CentraCore Properties Trust, which we refer to as CPT, pursuant to the merger of CPT with and into GEO Acquisition II, Inc., our wholly-owned subsidiary. We paid an aggregate purchase price of $421.1 million for the acquisition of CPT, inclusive of the payment of $368.3 million in exchange for the outstanding CPT common stock and stock options, the repayment of $40.0 million in CPT debt and the payment of $12.8 million in transaction related fees. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and $65.0 million in cash on hand. The Company deferred debt issuance costs of $8.9 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the merger we will no longer have ongoing lease expense related to the properties we previously leased from CPT. However, we will have increased depreciation expense reflecting our ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

Recent Financings
     On January 24, 2007, in connection with our acquisition of CPT, we completed the refinancing of our senior credit facility through the execution of an amended senior credit facility, which we refer to as the Senior Credit Facility. The Senior Credit Facility initially consisted of a $365.0 million seven-year term loan, referred to as the Term Loan B, and a $150 million five-year revolver, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.50% and any future borrowings under the Revolver would bear interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, we used the $365.0 million in borrowings under the Term Loan B to finance our acquisition of CPT.
     On March 23, 2007, we sold in a follow-on public equity offering 5,462,500 shares of our common stock at a price of $43.99 per share. All shares were issued from treasury. The aggregate net proceeds to us from the offering (after deducting underwriter’s discounts and expenses of $12.7 million) were $227.5 million. On March 26, 2007, we utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Senior Credit Facility. As a result, as of April 1, 2007, we had reduced our total Term Loan B borrowings to $165.0 million. We intend to use the balance of the proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.
Variable Interest Entities
     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. Our 50% owned South African joint venture in South African Custodial Services Pty. Limited, which we refer to as SACS, is a variable interest entity. We determined that we are not the primary beneficiary of SACS and as a result are not required to consolidate SACS under FIN 46R. We account for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25-year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantees” for a discussion of our guarantees related to SACS. Separately, SACS entered into a long term operating contract with South African Custodial Management (Pty) Limited, which we refer to as SACM, to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. Our maximum exposure for loss under this contract is $15.6 million, which represents our initial investment and the guarantees discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     In February 2004, Correctional Services Corporation, now our wholly-owned subsidiary which we refer to as CSC, was awarded a contract by the Department of Homeland Security, Immigration and Customs Enforcement, or ICE, to develop and operate a 1,020 bed detention complex in Frio County, Texas. South Texas Local Development Corporation, referred to as STLDC, a non profit corporation, was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention complex. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development costs. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require that the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums, are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
Shelf Registration Statement
     On March 13, 2007, we filed a universal shelf registration statement with the SEC, which became effective immediately upon filing. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis, of an indeterminate aggregate amount of our common stock, preferred stock, debt securities, warrants, and/or depositary shares. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. Unless otherwise described in the applicable prospectus supplement relating to the offered securities, we anticipate using the net proceeds of each offering for general corporate purposes, including debt repayment, capital expenditures, acquisitions, business expansion, investments in subsidiaries or affiliates, and/or working capital.
CRITICAL ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements on Form 10-K for the year ended December 31, 2006.
REVENUE RECOGNITION
We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate.
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
RESERVES FOR INSURANCE LOSSES
We currently maintain a general liability policy for all U.S. corrections operations with $52.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim which occurs after October 1, 2004. Geo Care, Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.
Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible under our general liability and auto liability policies and $2.0 million per claim deductible under our workers’ compensation policy), losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.
Certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles of up to $4.8 million. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.
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
PROPERTY AND EQUIPMENT
As of April 1, 2007, we had $696.2 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended April 1, 2007. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
STOCK-BASED COMPENSATION EXPENSE
We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

COMMITMENTS AND CONTINGENCIES
South African Tax Law Matter
In 2005, the our equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership, referred to as a PPP, with the South African Government. The tax law change had the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007, the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. As a result of the new legislation, SACS will be subject to South African taxation going forward at the applicable tax rate of 29%. The increase in the applicable income tax rate results in an increase in net deferred tax liabilities which were calculated at the rate of 0% during the period the government revenues were exempt. The effect of the increase in the deferred tax liability of the equity affiliate is a charge to equity in earnings of affiliate in the amount of $2.4 million. The law change also has the effect of reducing a previously recorded liability for unrecognized tax benefits as provided under FIN 48, Accounting for Uncertainties in Income Taxes resulting in an increase to equity in earnings of affiliate. The respective decrease and increase to equity in earnings of affiliate are substantially offsetting in nature.
Florida Department of Management Services Matter
On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA overbilled the State of Florida by an amount of at least $12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which we operate in Florida, (ii) our staffing patterns in filling vacant security positions at those facilities, and (iii) our alleged failure to meet the conditions of certain waivers granted to us by the State of Florida from the payment of liquidated damages penalties relating to our staffing patterns at those facilities. The portion of the complaint relating to us arises out of our operations at its South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that our Company and CCA overbilled the State of Florida by over $12 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we have prepared and delivered to the DMS. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by us. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We then agreed to settle this matter with DMS for $0.3 million. This was accrued at December 31, 2006 and paid during the first quarter 2007. Although this determination is not dispositive of the recently initiated litigation, we believe it supports the position that we have valid defenses in this matter. The Florida Department of Law Enforcement is currently investigating this matter and we are cooperating with the investigation. We will continue to monitor this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity, we believe that this matter, if settled unfavorably, could have a material adverse effect on our financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55 million in aggregate annual coverage. As a result, we believe that we are fully insured for all damages, costs and expenses associated with the lawsuit and as such have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006.

RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.
Comparison of Thirteen Weeks Ended April 1, 2007 and Thirteen Weeks Ended April 2, 2006
Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$164,349	69.3%	$146,764	79.0%	$17,585	12.0%
International Services	28,842	12.2%	23,112	12.4%	5,730	24.8%
GEO Care	22,134	9.3%	14,902	8.0%	7,232	48.5%
Other	21,679	9.2%	1,103	0.6%	20,576	1,865.5%

Total	$237,004	100.0%	$185,881	100.0%	$51,123	27.5%

U.S. Corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended April 1, 2007 (“First Quarter 2007”) compared to the thirteen weeks ended April 2, 2006 (“First Quarter 2006”) is primarily attributable to four items: (i) revenues increased $4.5 million in 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $2.7 million in 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $3.6 million in 2007 as a result of the capacity increases in August 2006 in South Texas Detention Facility; and in December 2006 in our Northwest Detention Center, located at Tacoma, Washington; (iv) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated mandays in U.S. corrections facilities increased to 3.7 million in First Quarter 2007 from 3.5 million in First Quarter 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.9% of capacity in First Quarter 2007 compared to 96.2% in First Quarter 2006, excluding our vacant Michigan and Jena facilities.
International Services
The increase in revenues for international services facilities in the First Quarter 2007 compared to the First Quarter 2006 was mainly due to following items: (i) South African revenues increased by approximately $0.5 million due to higher occupancy; (ii) Australian revenues increased approximately $1.3 million due to the favorable fluctuations in foreign currency exchange rates during the period; and (iii) The United Kingdom revenues increased approximately $3.9 million due to the commencement of Campsfield House in Kidlington project during the Second Quarter of 2006.
The number of compensated mandays in international services facilities increased to 504,584 in First Quarter 2007 from 477,784 in First Quarter 2006. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 99.5% of capacity in First Quarter 2007 compared to 97.3% in First Quarter 2006.
GEO Care
The increase in revenues for GEO Care in the First Quarter 2007 compared to the First Quarter 2006 is primarily attributable to three items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and contributed revenues of $5.1 million; (ii) the Palm Beach County Jail in Palm Beach County, Florida, which commenced operations in May 2006 and increased revenues by $0.7 million; (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 increased revenues by $0.6 million.
Other
The increase in revenues from other activities is mainly due to an increase in construction activities in the First Quarter 2007 compared to the First Quarter 2006 and is primarily attributable to three items: (i) the construction of Graceville Correctional Facilities located in Graceville, Florida, which we commenced construction in February 2006 increased revenue by $7.7 million; (ii) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $5.4 million; (iii) the construction of the South Florida Evaluation and Treatment Center that we are building in Miami, Florida, which commenced construction in November 2005 and increased revenues by $2.8 million.
Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$125,108	52.8%	$119,422	64.2%	$5,686	4.8%
International Services	26,845	11.3%	20,639	11.1%	6,206	30.1%
GEO Care	20,312	8.6%	12,585	6.8%	7,727	61.4%
Other	21,840	9.2%	1,100	0.6%	20,740	1,885.5%

Total	$194,105	81.9%	$153,746	82.7%	$40,359	26.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other.”
U.S. Corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Operating expense as a percentage of revenues decreased in First Quarter 2007 compared to First Quarter 2006 due to higher margins at certain facilities as well as the overall increase in revenue during the First Quarter 2007.
International Services
Operating expenses for international services facilities increased in the First Quarter 2007 compared to the First Quarter 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The Campsfield House contract increased operating expenses in the United Kingdom by $3.7 million. Australian operating expenses also increased by $2.0 million mainly due to unfavorable fluctuations in foreign currency exchange rates during the period. South African operating expenses remained consistent overall for the First Quarter 2007 and the First Quarter 2006.
GEO Care
Operating expenses for residential treatment increased approximately $7.7 million during First Quarter 2007 from First Quarter 2006 primarily due to the new contracts discussed above.
Other
Other increased $20.7 million during the First Quarter 2007 compared to the First Quarter 2006 primarily due to the three new construction contracts discussed above.
Other Unallocated Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$15,053	6.4%	$14,009	7.5%	$1,044	7.5%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $1.0 million in First Quarter 2007 compared to First Quarter 2006, however decreased slightly as a percentage of revenues due to the overall increase in revenue during First Quarter 2007. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non Operating Expenses
Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,240	1.4%	$2,216	1.2%	$1,024	46.2%
Interest Expense	$11,064	4.7%	$7,579	4.1%	$3,485	46.0%
The increase in interest income is primarily due to higher average invested cash balances.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CPT acquisition, as well as the increase in LIBOR rates. The First Quarter 2007 interest expenses is primarily attributed to the new $365.0 million term loan due to the acquisition of CPT. The Company repaid $200.0 million of the term loan on March 26, 2007 with the proceeds from the equity offering.

Provision (Benefit) for Income Taxes

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$3,141	1.3%	$2,693	1.4%	$448	16.6%
The income tax expense is based on an estimated annual effective tax rate for First Quarter 2007 of approximately 38%, comparable to 38% in First Quarter 2006.
Liquidity and Capital Resources
Capital Requirements
Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.
Capital expenditures currently comprise the largest component of our capital needs. Our business requires us to make various capital expenditures from time to time, including expenditures related to the development of new correctional, detention and/or mental health facilities, and expenditures relating to the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. However, we cannot assure you that any of these expenditures will, if made, be recovered.
Based on current estimates, we anticipate that our capital expenditures will range from $100.0 million to $175.0 million during the next 12 months. These amounts include expenditures relating to the following projects: (i) our 576-bed expansion of our Val Verde Correctional Facility in Del Rio, Texas for approximately $30.0 million, which is expected to be completed in the third quarter of 2007; (ii) our funding of the expansion of Delaney Hall, a facility which we own as a result of the CPT acquisition but do not operate, for approximately $10.0 million, which is expected to be completed in the first quarter 2008; (iii) construction of the 1500-bed Rio Grande Detention Facility for approximately $92.0 million expected to completed in the third quarter of 2008; (iv) capital expenditures related to other facility expansions and facility maintenance costs, which are expected to range between $20.0 million and $40.0 million; and (v) potential capital expenditures related to expansion of existing facilities if we receive new contracts or contract modifications.
Capital Sources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility, the balance of the net proceeds remaining from our March 2007 equity offering and any other financings which our management and board of directors, in their discretion, may consummate.
With respect to our Senior Credit Facility, as of April 1, 2007, after giving effect to the $165.0 million in remaining borrowings outstanding under the term loan portion of our Senior Credit Facility and the $54.2 million in letters of credit outstanding under our Revolver, we had the ability to borrow an additional $95.8 million under our Revolver. In addition, subject to certain conditions set forth in the Senior Credit Facility, we also have the ability to borrow an additional aggregate amount of $150 million under the term loan portion of our Senior Credit Facility. However, any such additional term loans are not required to be made available under the terms of the Senior Credit Facility and would be subject to adequate lender demand at the time of the loans. We cannot assure that such demand will in fact exist if we desire to incur such additional term loans.
Our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support our currently identified capital needs described above and to meet our various obligations incurred in the ordinary operation of our business, both on a near and long-term basis. However, additional expansions of our business may require additional financing from external sources. There is no assurance that such financing will be available on satisfactory terms, or at all.
In addition to our sources of capital described above, we may, at the discretion of our senior management and board of directors, consummate additional debt, equity or other financings on satisfactory terms if we deem such financings to be in the best interest of the company. The proceeds of such financings may be used for the corporate purposes identified above or for new business purposes.
In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of April 1, 2007, we had $315.0 million of consolidated debt outstanding, excluding $144.3 million of non-recourse debt and $54.2 million outstanding in letters of credit under our Revolver. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives has indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our Revolver. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
Description of Long-Term Debt and Derivate Financial Instruments
Senior Debt
The Senior Credit Facility
On January 24, 2007, we completed the refinancing of our Senior Credit Facility. The Company intends to use future borrowings thereunder for general corporate purposes. As of April 1, 2007, we have $165.0 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $54.2 million outstanding in letters of credit under the Revolver, and $95.8 million available for borrowings under the Revolver.
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
All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in all of our present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.
The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of capital stock, (viii) transact with affiliates, (ix) make changes in accounting treatment, (x) amend or modify the terms of any subordinated indebtedness, (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than those contained in the Senior Credit Facility, (xii) alter the business it conducts, and (xiii) materially impair our lenders’ security interests in the collateral for its loans.
Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against it, and (viii) a change of control.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the our former majority shareholder in 2003, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We were in compliance with all of the covenants of the Indenture governing the notes as of April 1, 2007.
Non-Recourse Debt
South Texas Detention Complex
On February 1, 2007, we made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to South Texas Local Development Corporation (“STLDC”) operating agreement and bond indenture. The remaining balance of the debt service requirement is $45.3 million, out of which $4.3 million is due within next twelve months. Previously, in February 2004, CSC was awarded a contract by ICE to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided a $5.0 million of subordinated notes to STLDC for initial development. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
Included in non-current restricted cash equivalents and investments is $5.5 million as of April 1, 2007 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $5.9 million as of April 1, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 1, 2007, was approximately $4.0 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.3 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
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

We have also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. We have secured our guarantee to the security trustee by ceding our rights to claims against SACS in respect of any loans or other finance agreements, and by pledging our shares in SACS. Our liability under the guarantee is limited to the cession and pledge of shares. The guarantee expires upon expiration of the cession and pledge agreements.
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.2 million commencing in 2017. We have a liability of $0.7 million related to this exposure as of April 1, 2007 and December 31, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to us and total $51.1 million and $50.0 million at April 1, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 1, 2007, was approximately $4.0 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt.
At April 1, 2007, we also have outstanding seven letters of guarantee totaling approximately $6.3 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of April 1, 2007 and December 31, 2006 the fair value of the swaps totaled approximately $(1.3) million and $(1.7) million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended April 1, 2007.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of April 1, 2007 and as of December 31, 2006 was approximately $3.9 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of our interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
Cash Flows
Cash and cash equivalents as of April 1, 2007 were $83.9 million, a decrease of $27.6 million from December 31, 2006.
Cash provided by operating activities of continuing operations amounted to $18.9 million in the Three Months 2007 versus cash provided by operating activities of continuing operations of $11.5 million in the Three Months 2006. Cash provided by operating activities of continuing operations in Three Months 2007 was positively impacted by an decrease in accounts receivable and increase in accounts payable. Cash provided by operating activities of continuing operations in Three Months 2007 was negatively impacted by an decrease in accrued expenses and accrued payroll. Cash provided by operating activities of continuing operations in First

Quarter 2006 was positively impacted by an increase in accounts payable and accrued payroll and a decrease in other current assets. Cash provided by operating activities of continuing operations in First Quarter 2006 was negatively impacted by an increase in accounts receivable.
Cash used in investing activities amounted to $424.4 million in the Three Months 2007 compared to cash used in investing activities of $12.1 million in the Three Months 2006. Cash used in investing activities in the Three Months 2007 primarily reflects capital expenditures of $19.7 million, acquisition of CPT, net of cash acquired of $409.9 million, and a decrease in restricted cash. Cash used in investing activities in the Three Months 2006 primarily reflects capital expenditures of $7.4 million and an increase in restricted cash.
Cash provided by financing activities in the Three Months 2007 amounted to $379.4 million compared to cash provided by financing activities of $0.1 million in the Three Months 2006. Cash provided by financing activities in the Three Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $375.0 million and payments on long-term debt of $214.4 million. Cash provided by financing activities in the Three Months 2006 reflects proceeds received from the exercise of stock options of $0.7 million and payments on long-term debt of $0.6 million.

Outlook
The following discussion of our future performance contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information” above, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
The private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs over the past five years. Since year-end 2000, the number of federal inmates held at private correctional and detention facilities has increased over 50 percent. At midyear 2005, the private sector housed approximately 14.4% of federal inmates. Approximately 57% of the estimated 2.2 million individuals incarcerated in the United States at year-end 2004 were held in state prisons. At midyear 2005, the private sector housed approximately 6% of all state inmates. In addition to our strong position in the U.S. market, we are the only publicly traded U.S. correctional company with international operations. We believe that our existing international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.
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
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State cancelled our Baldwin Correctional Facility management contract in 2005 based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2007. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2007 on favorable terms, or at all.
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
We currently have fourteen projects with over 8,700 beds under development. Subject to achieving our occupancy targets these projects are expected to generate approximately $148.0 million dollars in combined annual operating revenues when opened between the first quarter of 2007 and the second half of 2008. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 900 additional empty beds available at two of our facilities to meet our clients’ potential future needs for bed space.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2006, operating expenses totaled approximately 83.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2007 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $4.0 million in fiscal year 2006 and are now reflected in our current actuarial projections, are a result of improved claims experience and loss development as compared to our results under our prior insurance program. In addition, as a result of our CPT acquisition, we will no longer incur lease expense relating to the eleven facilities that we purchased in that transaction which we formerly leased from CPT. However, we will have increased depreciation expense reflecting our ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition. As a result, our operating expenses will decrease by the aggregate amount of that lease expense, which totaled $23.0 million in fiscal year 2006. These potential reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our Clayton facility in New Mexico, our Lawton, Oklahoma prison expansion and our Florence West expansion project in Arizona. Overall, excluding start-up expenses and the elimination of lease expense as a result of the CPT acquisition, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We have recently incurred increasing general and administrative costs including increased costs associated with increases in business development costs, professional fees and travel costs, primarily relating to our mental health and residential treatment services business. We expect this trend to continue as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health and residential treatment services business. We also plan to continue expending resources on the evaluation of potential acquisition targets.
Recent Accounting Developments
In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specific election dates. A business entity shall report unrealized gain or loss on items for which the fair value option has been elected in earnings at each subsequent reporting date FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard will have on our financial condition, results of operations, cash flows or disclosures.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized an increase of approximately a $2.5 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. As a result of a South African tax law change enacted during the first quarter of 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits. The reduction in the liability resulted in an increase to equity in earnings of affiliate. See — Commitments and Contingencies for a discussion of the tax law change.
We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.
The Internal Revenue Service commenced an examination of our U.S. income tax returns for 2002 through 2004 in the third quarter of 2005 that is anticipated to be completed during 2008. We do not expect to recognize any further significant changes to the total amount of unrecognized tax benefits during the remaining quarters of the year.
In adopting FIN 48, we changed our previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, our first quarter 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. We accrued approximately $0.9 million for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Senior Credit Facility of $165.0 million as of April 1, 2007, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $1.7 million.
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

Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar, the South African rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at April 1, 2007, every 10 percent change in historical currency rates would have approximately a $3.5 million effect on our financial position and approximately a $0.2 million impact on our results of operations over the next fiscal year.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Florida Department of Management Services Matter
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
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we had prepared and delivered to the DMS. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by us. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We and DMS then agreed to settle this matter for $0.3 million. This amount was paid in the first quarter of 2007. Although this determination is not dispositive of the recently initiated litigation, we believe it supports our position that we have valid defenses in this matter. The Florida Department of Law Enforcement is currently investigating this matter and we are cooperating with the investigation. We will continue to monitor this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to us, we believes that this matter, if settled unfavorably, could have a material adverse effect on our financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006.
Other Legal Proceedings
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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Form 10-K, for the year ended December 31, 2006, filed on March 2, 2007.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: May 3, 2007
/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President, Chief Financial Officer (Principal Financial Officer)