Form 10-Q
period 2007-07-01
GEO GROUP INC
filed 2007-08-09
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2007
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
Large accelerated ☐     Accelerated filer ☑     Non accelerated filer filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑
At August 6, 2007, 50,967,996 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 1, 2007 AND JULY 2, 2006
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues	$258,183	$208,688	$495,186	$394,569
Operating expenses	207,373	172,415	401,477	326,161
Depreciation and amortization	8,471	6,024	15,752	11,688
General and administrative expenses	15,741	14,292	30,795	28,301

Operating income	26,598	15,957	47,162	28,419
Interest income	1,000	2,807	4,240	5,023
Interest expense	(8,633)	(7,829)	(19,698)	(15,408)
Write off of deferred financing fees from extinguishment of debt	—	(1,295)	(4,794)	(1,295)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	18,965	9,640	26,910	16,739
Provision for income taxes	7,004	3,595	10,145	6,288
Minority interest	(100)	35	(191)	26
Equity in earnings of affiliate, net of income tax provision of $223, $22, $433 and $40	506	351	889	628

Income from continuing operations	12,367	6,431	17,463	11,105
Income (loss) from discontinued operations, net of tax provision (benefit) of $-, $(61), $109 and $(126)	—	(113)	167	(231)

Net income	$12,367	$6,318	$17,630	$10,874

Weighted-average common shares outstanding:
Basic	50,091	31,326	45,115	30,213

Diluted	51,592	32,772	46,577	31,338

Income per common share:
Basic:
Income from continuing operations	$0.25	$0.21	$0.39	$0.37
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Net income per share-basic	$0.25	$0.20	$0.39	$0.36

Diluted:
Income from continuing operations	$0.24	$0.20	$0.38	$0.35
Income (loss) from discontinued operations	—	(0.01)	—	—

Net income per share-diluted	$0.24	$0.19	$0.38	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 1, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$76,849	$111,520
Restricted cash	13,168	13,953
Accounts receivable, less allowance for doubtful accounts of $806 and $926	171,062	162,867
Deferred income tax asset, net	16,152	19,492
Other current assets	22,976	14,922

Total current assets	300,207	322,754

Restricted cash	21,233	19,698
Property and equipment, net	719,256	287,374
Assets held for sale	1,412	1,610
Direct finance lease receivable	43,362	39,271
Deferred income tax assets, net	2,897	4,941
Goodwill and other intangible assets, net	40,790	41,554
Other non current assets	34,355	26,251

	$1,163,512	$743,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,929	$48,890
Accrued payroll and related taxes	34,882	31,320
Accrued expenses	66,549	77,675
Current portion of deferred revenue	—	1,830
Current portion of capital lease obligations, long-term debt and non-recourse debt	21,896	12,685
Current liabilities of discontinued operations	—	1,303

Total current liabilities	188,256	173,703

Deferred revenue	—	1,755
Minority interest	1,792	1,297
Other non current liabilities	25,830	24,816
Capital lease obligations	16,205	16,621
Long-term debt	304,887	144,971
Non-recourse debt	130,568	131,680
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 66,974,896 and 66,497,168 issued and 50,899,896 and 39,497,168 outstanding	509	395
Additional paid-in capital	333,338	143,035
Retained earnings	216,857	201,697
Accumulated other comprehensive income	4,158	2,393
Treasury stock 16,075,000 and 27,000,000 shares	(58,888)	(98,910)

Total shareholders’ equity	495,974	248,610

	$1,163,512	$743,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JULY 1, 2007 AND JULY 2, 2006
(In thousands)
(UNAUDITED)

	Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006
Cash Flow from Operating Activities:
Income from continuing operations	$17,463	$11,105
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	15,752	11,688
Amortization of debt issuance costs	1,195	568
Amortization of unearned compensation	913	234
Stock-based compensation expense	440	257
Write-off of deferred financing fees	4,794	1,295
Deferred tax expense (benefit)	—	24
(Recovery) Provision for doubtful accounts	(120)	262
Equity in earnings of affiliates, net of tax	(889)	(628)
Minority interests in earnings (losses) of consolidated entity	191	(679)
Income tax benefit of equity compensation	(703)	(643)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(8,075)	(17,289)
Other current assets	(8,054)	2,092
Other assets	2,321	(1,053)
Goodwill	—	1,311
Accounts payable and accrued expenses	661	21,102
Accrued payroll and related taxes	3,562	2,393
Deferred revenue	(152)	(841)
Other liabilities	1,308	824

Net cash provided by (used in) operating activities of continuing operations	30,607	32,022
Net cash provided by (used in) operating activities of discontinued operations	(1,303)	120

Net cash provided by (used in) operating activities	29,304	32,142

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	(410,436)	—
Change in restricted cash	(447)	(4,353)
Proceeds from sale of assets	1,567	42
Capital expenditures	(39,298)	(13,883)

Net cash used in investing activities	(448,614)	(18,194)

Cash Flow from Financing Activities:
Payments on long-term debt	(216,081)	(75,677)
Proceeds from the exercise of stock options	895	2,592
Income tax benefit of equity compensation	703	643
Proceeds from long-term debt	380,000	111
Debt issuance costs	(9,080)	—
Proceeds from equity offering, net	227,485	99,941

Net cash provided by financing activities	383,922	27,610

Effect of Exchange Rate Changes on Cash and Cash Equivalents	717	64

Net Decrease in Cash and Cash Equivalents	(34,671)	41,622
Cash and Cash Equivalents, beginning of period	111,520	57,094

Cash and Cash Equivalents, end of period	$76,849	$98,716

Supplemental Disclosures:
Non-cash investing and financing activities:
Extinguishment of pre-acquisition liabilities,net	$6,663	$—

Total liabilities assumed in acquisition	$2,558	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2007.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2007 for the fiscal year ended December 31, 2006.
2. STOCK SPLIT
On May 1, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, the Company’s shares outstanding increased from 25.4 million to 50.8 million. All share and per share in this Form 10-Q data have been adjusted to reflect the stock split.
3. EQUITY OFFERING
On March 23, 2007, the Company sold in a follow-on public offering 5,462,500 shares of its common stock at a price of $43.99 per share, (10,925,000 shares of its common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, the Company utilized $200.0 million of the net proceeds to repay outstanding debt under the term loan portion of its senior secured credit facility. The balance of the proceeds will be used for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets. See Note 9 — Long Term Debt and Derivative Financial Instruments — The Senior Credit Facility, for further discussion.
4. ACQUISITION
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
As a result of the Merger, each share of common stock of CPT (collectively, the “Shares”) was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock (collectively, the “Options”) having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. The Company paid an aggregate purchase price of $421.6 million for the acquisition of CPT, inclusive of the payment of $368.3 million in exchange for the Shares and the Options, the repayment of $40.0 million in CPT debt and the payment of $13.3 million in transaction related fees. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new seven year term loan, referred to as Term Loan B and approximately $65.6 million in cash on hand. The Company deferred debt issuance costs of $9.1 million related to the new $365.0 million term loan. These costs are being amortized over the life of the term loan. As a result of the merger, the Company no longer has ongoing lease expense related to the properties the Company previously leased from CPT. However the Company has increased depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

During the first quarter of 2007, the Company performed a preliminary allocation of purchase price. During the quarter ended July 1, 2007, the Company received additional information related to deal costs and information related to taxes that allowed it to finalize the purchase accounting for this transaction. As a result, the Company reduced deferred tax assets and increased the fair market value of assets acquired by approximately $4.8 million during the thirteen weeks ended July 1, 2007.
The results of operations of CPT are included in the Company’s results of operations beginning after January 24, 2007. CPT is part of the Company’s US Corrections reportable segment. See Note 11 for segment information. The following unaudited pro forma information combines the consolidated results of operations of the Company and CPT as if the acquisition had occurred at the beginning of fiscal year 2006. Pro forma results are not presented for the twenty-six weeks ended July 1, 2007 as the acquisition was completed at or near the beginning of the period and the results would be immaterial:

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	July 2, 2006	July 2, 2006
Revenues	$209,838	$396,725
Income from continuing operations	4,441	7,287
Loss from discontinued operations	(113)	(231)
Net income	4,328	7,056

Net income per share — basic
Income from continuing operations	$0.14	$0.24
Loss from discontinued operations	—	(0.01)

Net income per share — basic	$0.14	$0.23

Net income per share — diluted
Loss from continuing operations	$0.13	$0.23
Loss from discontinued operations	—	—

Net income per share — diluted	$0.13	$0.23

5. EQUITY INCENTIVE PLANS
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
The Company had four equity compensation plans at July 1, 2007: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”), the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”) and the GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
The 2006 Plan was approved by the Board of Directors and by the Company’s shareholders on May 4, 2006. On May 1, 2007, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 500,000 shares of the Company’s common stock which increased the total amount available for grant to 1,400,000 shares, pursuant to awards granted under the plan, and specifying that up to 300,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See Restricted Stock for further discussion.

Except for 750,000 shares of restricted stock issued under the 2006 Plan as of July 1, 2007, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of July 1, 2007, the Company had the ability to issue awards with respect to 240,928 shares of common stock pursuant to the 2006 Plan.
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
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	2,632	$4.61
Granted	431	21.47
Exercised	(191)	4.70
Forfeited/canceled	(24)	12.20

Options outstanding at July 1, 2007	2,848	7.09	5.48	$62,682

Options exercisable at July 1, 2007	2,431	5.10	4.86	$58,333

For the thirteen week period and twenty-six week period ending July 1, 2007, the amount of stock-based compensation expense was $0.8 million and $1.4 million, respectively. The weighted average grant date fair value of options granted during the twenty-six weeks ended July 1, 2007 was $8.73 per share. The total intrinsic value of options exercised during the twenty-six weeks ended July 1, 2007 was $4.3 million.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at July 1, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.63 — $2.63	6,000	2.8	$2.63	6,000	$2.63
$2.81 — $2.81	377,250	2.6	2.81	377,250	2.81
$3.10 — $3.10	372,000	3.6	3.10	372,000	3.10
$3.17 — $3.98	184,123	5.5	3.20	184,123	3.20
$4.67 — $4.67	428,728	5.8	4.67	428,728	4.67
$5.13 — $5.13	657,000	4.6	5.13	657,000	5.13
$5.30 — $7.70	299,781	6.5	6.84	232,534	6.82
$7.83 — $13.74	103,500	7.2	9.14	89,100	9.19
$20.63 —$20.63	40,000	9.6	20.63	8,000	20.63
$21.56 — $21.56	379,800	9.6	21.56	75,800	21.56

$2.63 — $21.56	2,848,182	5.5	$7.09	2,430,535	$5.10

As of July 1, 2007, the Company had $3.3 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 3.1 years. Proceeds received from option exercises during the thirteen weeks and twenty-six weeks ended July 1, 2007 were $0.8 million and $0.9 million , respectively.
Restricted Stock
During the twenty six weeks ended July 1, 2007, the Company granted 300,000 shares of non-vested restricted stock under the 2006 Plan to key employees and non-employee directors. Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock that were granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of July 1, 2007 and changes during the twenty-six week period ended July 1, 2007:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at January 1, 2007	445,500	$13.07
Granted	300,000	25.75
Vested	(110,360)	13.07
Forfeited/canceled	(8,628)	13.07

Restricted stock outstanding at July 1, 2007	626,512	$19.14

During the thirteen weeks and twenty-six weeks ended July 1, 2007, the Company recognized $0.8 million and $1.2 million of compensation expense respectively related to its outstanding shares of restricted stock and as of July 1, 2007 had $11.0 million of unrecognized compensation expense
6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$12,367	$6,318	$17,630	$10,874
Change in foreign currency translation, net of income tax (expense) benefit of $(999) , $(76), $(272) and $(592), respectively	2,628	200	716	1,559
Pension liability adjustment, net of income tax (expense) benefit of $(48), $0, $(78) and $0, respectively	74	95	120	95
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $(756), $396, $(966) and $490, respectively	449	(908)	929	(818)

Comprehensive income	$15,518	$5,705	$19,395	$11,710

7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as stock options and shares of restricted stock.
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$12,367	$6,318	$17,630	$10,874
Basic earnings per share:
Weighted average shares outstanding	50,091	31,326	45,115	30,213

Per share amount	$0.25	$0.20	$0.39	$0.36

Diluted earnings per share:
Weighted average shares outstanding	50,091	31,326	45,115	30,213
Effect of dilutive securities:
Stock options and restricted stock	1,501	1,446	1,462	1,125

Weighted average shares assuming dilution	51,592	32,772	46,577	31,338

Per share amount	$0.24	$0.19	$0.38	$0.35

Thirteen Weeks
No options or shares of restricted stock were excluded from the computation of diluted EPS for the thirteen weeks ended July 1, 2007 and the thirteen weeks ended July 2, 2006 because their effect would be anti-dilutive.
Twenty-six Weeks
No options were excluded from the computation of diluted EPS for the twenty six weeks ended July 1, 2007 because their effect would be anti-dilutive. Of 3,768,300 options outstanding at July 2, 2006, options to purchase 40,500 shares of the Company’s common stock, with an exercise price of $10.73 per share and expiration year of 2015, were excluded from the computation of diluted EPS because their effect would be anti-dilutive.
Of 626,512 shares of restricted stock outstanding at July 1, 2007, options to purchase 300,000 shares of common stock were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 448,500 restricted shares outstanding at July 2, 2006, none were included in the computation of diluted EPS because their effect would be anti-dilutive.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the twenty-six weeks ended July 1, 2007 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 31, 2006	Translation	July 1, 2007
U.S. Corrections	$23,999	$—	$23,999
International Services	3,075	114	3,189

Total Segments	$27,074	$114	$27,188

No goodwill resulted from the acquisition of CPT on January 24, 2007.
Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$15,050	7-17 years
Covenants not to compete	1,470	4 years

	$16,520
Less accumulated amortization	(2,918)

	$13,602

Amortization expense was $0.9 million for the twenty-six weeks ended July 1, 2007 and July 2, 2006. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
9. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
Senior Debt
The Senior Credit Facility
On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp., as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consists of a $365 million, seven-year term loan (the “Term Loan B”) and a $150 million five-year revolver (the “Revolver”). The initial interest rate for the Term Loan B is at the London Interbank Offered Rate, (“LIBOR”) plus 1.5% and the Revolver bears interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, the Company used the $365 million in borrowings under the Term Loan B to finance its acquisition of CPT, as discussed in Note 4 — Acquisition.
On March 26, 2007, the Company used $200.0 million of the aggregate net proceeds of $227.5 million from its recent equity offering (see Note 3 Equity Offering) to repay debt outstanding under the Term Loan B. As a result of the debt repayment, the Company wrote off approximately $4.8 million in deferred financing fees during the quarter ended April 1, 2007. As of July 1, 2007, the Company had $164.1 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $64.2 million outstanding in letters of credit under the Revolver and $85.8 million available under the Revolver. The Company intends to use future borrowings thereunder for general corporate purposes.
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
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company was in compliance with all of the covenants of the Indenture governing the notes as of July 1, 2007.
Non-Recourse Debt
South Texas Detention Complex
On February 1, 2007, the Company made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to the South Texas Local Development Corporation (“STLDC”) operating agreement and bond indenture. As of July 1, 2007, the remaining balance of the debt service requirement is $45.3 million, out of which $4.3 million is due within the next twelve months. Previously, in February 2004, Correctional Services Corporation (“CSC”), which the Company acquired in November 2005, was awarded a contract by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) to develop and operate a 1,020 bed detention complex in Frio County Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention center. Additionally, CSC provided $5.0 million of subordinated notes to STLDC for initial development. The Company determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.

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
As of July 1, 2007, $9.9 million is included in non-current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.
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
As of July 1, 2007, $7.1 million is included in non-current restricted cash equivalents and investments as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, the Company’s wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a condition of the loan, the Company is required to maintain a restricted cash balance of Australian Dollar (“AUD”) 5.0 million, which, at July 1, 2007, was approximately $4.2 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.5 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or approximately $2.9 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.3 million commencing in 2017. The Company has a liability of approximately $0.7 million related to this exposure as of July 1, 2007 and December 31, 2006. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet. The Company does not currently operate or manage this facility.
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $53.2 million and $50.0 million at July 1, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at July 1, 2007, was approximately $4.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt.
At July 1, 2007, the Company also had outstanding seven letters of guarantee totaling approximately $6.6 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 1, 2007 and December 31, 2006 the fair value of the swaps totaled approximately $(2.4) million and $(1.7) million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal period presented.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of July 1, 2007 and December 31, 2006 was approximately $5.1 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses of amounts associated with this swap which are currently reported in accumulated other comprehensive income. See Note 6 Comprehensive Income.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Florida Department of Management Services Matter
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA over billed the State of Florida by an amount of at least $12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which the Company operates in Florida, (ii) the Company’s staffing patterns in filling vacant security positions at those facilities, and (iii) the Company’s alleged failure to meet the conditions of certain waivers granted to the Company by the State of Florida from the payment of liquidated damages penalties relating to the Company’s staffing patterns at those facilities. The portion of the complaint relating to the Company arises out of the Company’s operations at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that the Company and CCA over billed the State of Florida by over $12.0 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering the Company’s correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report prepared by the Company. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this matter for $0.3 million. This amount was accrued at December 31, 2006 and paid in the first quarter of 2007. Although this determination is not dispositive of the recently initiated litigation, the Company believes it supports the Company’s position that the Company has valid defenses in this matter. The Florida Department of Law Enforcement has completed its investigation of this matter and found no wrongdoing on behalf of the Company. The Company will continue to monitor this matter and intends to defend its rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to the Company, the Company believes that this matter, if settled unfavorably to the Company, could have a material adverse effect on the Company’s financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. The appeal is proceeding.
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
Contracts
On April 26, 2007, the Company announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which has been managed by the Company since 1997, to another private operator. The management contract, which was competitively re-bid, will be transitioned to the alternative operator effective August 20, 2007. The Company does not expect the loss of this contract to have a material adverse effect on its financial condition or results of operations
Construction Projects
Our total commitment for construction projects as of July 1, 2007 is approximately $175 million of which approximately $38 million has been paid.
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through three reportable business segments: its U.S. corrections segment; its international services segment; and its GEO Care segment. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The international services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the United States. “Other” primarily consists of activities associated with the Company’s construction business. Set forth below is certain financial and other information regarding each of the Company’s reportable segments. The segment information presented below with respect to prior periods has been reclassified to conform to the Company’s current presentation. US corrections operating income for the thirteen and twenty-six weeks ended July 1, 2007 include $1.1 million related to certain contingencies established during purchase accounting for CSC in 2005 that are no longer necessary based on new information the Company received during the quarter.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
U.S. corrections	$169,048	$150,717	$333,396	$297,481
International services	33,320	24,905	62,162	48,017
GEO Care	29,513	15,530	51,647	30,432
Other	26,302	17,536	47,981	18,639

Total revenues	$258,183	$208,688	$495,186	$394,569

Depreciation and amortization:
U.S. corrections	$7,798	$5,116	$14,633	$10,030
International services	275	763	534	1,413
GEO Care	398	145	585	245
Other	—	—	—	—

Total depreciation and amortization	$8,471	$6,024	$15,752	$11,688

Operating income (loss):
U.S. corrections	$35,648	$26,487	$68,052	$48,916
International services	4,037	1,536	5,776	3,358
GEO Care	2,680	2,215	4,316	4,432
Other	(26)	11	(187)	14

Operating income from segments	42,339	30,249	77,957	56,720
Corporate expenses	(15,741)	(14,292)	(30,795)	(28,301)

Total operating income	$26,598	$15,957	$47,162	$28,419

	July 1, 2007	December 31, 2006
Segment assets:
U.S. corrections	$908,658	$457,545
International services	87,933	79,641
GEO Care	18,055	15,606
Other	18,567	21,057

Total segment assets	$1,033,213	$573,849

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks and twenty-six weeks ended July 1, 2007 and July 2, 2006, respectively.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Total operating income from segments	$42,339	$30,249	$77,957	$56,720
Unallocated amounts:
Corporate expenses	(15,741)	(14,292)	(30,795)	(28,301)
Net interest expense	(7,633)	(5,022)	(15,458)	(10,385)
Write off of deferred financing fees from extinguishment of debt	—	(1,295)	(4,794)	(1,295)
Income before income taxes, minority interest, equity in earnings of affiliates and discontinued operations.	$18,965	$9,640	$26,910	$16,739

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of July 1, 2007 and December 31, 2006, respectively.

	July 1, 2007	December 31, 2006
Reportable segment assets	$1,014,646	$552,792
Cash	76,849	111,520
Deferred tax asset, net	19,049	24,433
Restricted cash	34,401	33,651
Other	18,567	21,057

Total Assets	$1,163,512	$743,453

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Correctional and detention	$202,368	$175,622	$395,558	$345,498
Residential treatment	29,513	15,530	51,647	30,432
Construction	26,302	17,536	47,981	18,639

Total revenues	$258,183	$208,688	$495,186	$394,569

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting.
A summary of financial data for SACS is as follows (in thousands):

	Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006

Statement of Operations Data
Revenues	$17,334	$17,625
Operating income	6,985	6,735
Net income	(3,222)	1,269
Balance Sheet Data

	July 1,	December 31,
	2007	2006
Current assets	16,872	15,396
Non current assets	53,080	60,023
Current liabilities	5,278	5,282
Non current liabilities	61,551	63,919
Shareholders’ equity	3,123	6,217
SACS commenced operations in fiscal 2002. Total equity in undistributed income (loss) for SACS before income taxes, for the twenty-six weeks ended July 1, 2007 and July 2, 2006 was $2.6 million, and $1.3 million , respectively.
12. BENEFIT PLANS
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
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at July 1, 2007 or December 31, 2006. There were no significant transactions between the employer or related parties and the plan during the period.
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

	July 1,	December 31,
	2007	2006
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,098	$15,702
Service cost	275	671
Interest cost	205	546
Plan amendments	—	—
Actuarial gain	—	215
Benefits paid	—	(36)

Projected benefit obligation, end of period	$17,578	$17,098

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	22	36
Benefits paid	(22)	(36)

	July 1,	December 31,
	2007	2006
	(in thousands)
Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,578)	$(17,098)

Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized prior service cost	143	164
Unrecognized net loss	2,992	3,028

Accrued pension cost	$3,135	$3,192

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Components of Net Periodic Benefit Cost
Service cost	$138	$133	$275	$265
Interest cost	79	64	205	308
Amortization of:
Unrecognized prior service cost	10	10	20	20
Unrecognized net loss	76	36	151	72

Net periodic pension cost	$303	$243	$651	$665

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%
In fiscal 2006, the Company reported total comprehensive income of approximately $34.5 million which included the effect of the adoption of FAS 158 of approximately ($1.9) million. The effect of the adoption of FAS 158 should not have been reported as an adjustment to comprehensive income which, if excluded, would have resulted in total comprehensive income in 2006 of approximately $36.4 million. The ending accumulated other comprehensive income balance of approximately $2.4 million and total stockholders’ equity of approximately $248.6 million reported in the statements of stockholders’ equity at December 31, 2006 are correct as reported. The Company will adjust the presentation of the 2006 comprehensive income amounts in its 2007 10-K filing.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities, “ which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
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
The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. As a result of a South African tax law change enacted in February, 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits during the first quarter of 2007. The reduction in the liability resulted in an increase to equity in earnings of affiliate for the first quarter of 2007. During the second quarter of 2007 there has been no material change to the amount of unrecognized tax benefits.

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
In adopting FIN 48, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, the Company’s second quarter 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. The Company accrued approximately $0.9 million for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.
Subsequently, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.
14. SUBSEQUENT EVENTS
On July 25, 2007, the Company announced that the LaSalle Economic Development District (the “LEDD”) has signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the housing of up to 1,160 immigration detainees at the Company owned LaSalle Detention Facility (the “Facility”) located in Jena, Louisiana. The Company will house and manage the immigration detainee population at the Facility pursuant to an agreement with LEDD.
The Company expects to commence the intake of 416 detainees during the fourth quarter of 2007, and the Facility is expected to ramp-up to 416 detainees by year-end 2007. As announced previously, the Company is currently expanding the Facility by 744 beds. The 744-bed expansion, which will cost approximately $30.0 million, is expected to be completed by the end of the second quarter of 2008. Following the completion of construction, the Company will begin intake of the additional 744 detainees. The Facility is expected to ramp up to full occupancy of 1,160 beds by the end of the third quarter of 2008. The agreement is expected to generate approximately $23.5 million in annualized operating revenues at full occupancy.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This report and our other filings with the Securities and Exchange Commission, which we refer to as the SEC, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
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
FINANCIAL CONDITION
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Form 10-K for the year ended December 31, 2006, filed with the SEC on March 2, 2007. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q.
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
As of July 1, 2007, we operated a total of 60 correctional, detention and mental health and residential treatment facilities and had approximately 59,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 96.5% for the thirteen weeks ended July 1, 2007 excluding our vacant Michigan and Jena facilities.
Reference is made to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on March 2, 2007, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 31, 2006.
Recent Developments
Re-activation of LaSalle Detention Facility
On July 25, 2007, we announced that the LaSalle Economic Development District (the “LEDD”) has signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the housing of up to 1,160 immigration detainees at our owned LaSalle Detention Facility (the “Facility”) located in Jena, Louisiana. We will house and manage the immigration detainee population at the Facility pursuant to an agreement with LEDD.
We expect to commence the intake of 416 detainees during the fourth quarter of 2007, and the Facility is expected to ramp-up to 416 detainees by year-end 2007. As announced previously, we are currently expanding the Facility by 744 beds. The 744-bed expansion, which will cost approximately $30.0 million, is expected to be completed by the end of the second quarter of 2008. Following the completion of construction, we will begin intake of the additional 744 detainees. The Facility is expected to ramp-up to full occupancy of 1,160 beds by the end of the third quarter of 2008. The agreement is expected to generate approximately $23.5 million in annualized operating revenues at full occupancy.

Transition of Taft Correctional Institution
On April 26, 2007, we announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which has been managed by us since 1997, to another private operator. The management contract, which was competitively re-bid, will be transitioned to the alternative operator effective August 20, 2007. We do not expect the loss of this contract to have a material adverse effect on our financial condition or results of operations
Stock Split
On May 1, 2007 our Board of Directors declared a two-for-one stock split of our common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, our shares outstanding increased from 25.4 million to 50.8 million. All share and per share data included in this quarterly report on Form 10-Q have been adjusted to reflect the stock split.
Acquisition of CentraCore Properties Trust
On January 24, 2007, we completed the acquisition of CentraCore Properties Trust, which we refer to as CPT, pursuant to the merger of CPT with and into GEO Acquisition II, Inc., our wholly-owned subsidiary. We paid an aggregate purchase price of $421.6 million for the acquisition of CPT, inclusive of the payment of $368.3 million in exchange for the outstanding CPT common stock and stock options, the repayment of $40.0 million in CPT debt and the payment of $13.3 million in transaction related fees. We financed the acquisition through the use of $365.0 million in new borrowings under a new seven-year Term Loan B (defined below) and $65.6 million in cash on hand. The Company deferred debt issuance costs of $9.1 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the merger we no longer have ongoing lease expense related to the properties we previously leased from CPT. However, we have increased depreciation expense reflecting our ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

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
On March 23, 2007, we sold in a follow-on public equity offering 5,462,500 shares of our common stock at a price of $43.99 per share, (10,925,000 shares of our common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to us from the offering (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, we utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Senior Credit Facility. As a result, as of July 1, 2007, we had reduced our total Term Loan B borrowings to $164.1 million. We intend to use the balance of the proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.
Variable Interest Entities
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. Our 50% owned South African joint venture in South African Custodial Services Pty. Limited, which we refer to as SACS, is a variable interest entity. We determined that we are not the primary beneficiary of SACS and as a result are not required to consolidate SACS under FIN 46R. We account for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25-year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantees” for a discussion of our guarantees related to SACS. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited, which we refer to as SACM, to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. Our maximum exposure for loss under this contract is $15.6 million, which represents our initial investment and the guarantees discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
PROPERTY AND EQUIPMENT
As of July 1, 2007, we had $719.3 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended July 1, 2007. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
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

COMMITMENTS AND CONTINGENCIES
Florida Department of Management Services Matter
On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleges that, during the period from 1995 to 2004, the Company and CCA over billed the State of Florida by an amount of at least $12.7 million by submitting to the State false claims for various items relating to (i) repairs, maintenance and improvements to certain facilities which we operate in Florida, (ii) our staffing patterns in filling vacant security positions at those facilities, and (iii) our alleged failure to meet the conditions of certain waivers granted to us by the State of Florida from the payment of liquidated damages penalties relating to our staffing patterns at those facilities. The portion of the complaint relating to us arises out of our operations at its South Bay and Moore Haven, Florida correctional facilities. The complaint appears to be based largely on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to as the IG Report, which alleged that our Company and CCA over billed the State of Florida by over $12.0 million.
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we prepared. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by us. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We then agreed to settle this matter with DMS for $0.3 million. This was accrued at December 31, 2006 and paid during the first quarter 2007. Although this determination is not dispositive of the recently initiated litigation, we believe it supports the position that we have valid defenses in this matter. The Florida Department of Law Enforcement has completed its investigation of this matter and found no wrongdoing on behalf of the Company. We will continue to monitor this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity, we believe that this matter, if settled unfavorably, could have a material adverse effect on our financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe that we are fully insured for all damages, costs and expenses associated with the lawsuit and as such have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding.
Contracts
On April 26, 2007, we announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which we have managed since 1997, to another private operator. The management contract, which was competitively re-bid, will be transitioned to the alternative operator effective August 20, 2007. We do not expect the loss of this contract to have a material adverse effect on our financial condition or results of operations
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.

Comparison of Thirteen Weeks Ended July 1, 2007 and Thirteen Weeks Ended July 2, 2006
Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$169,048	65.5%	$150,717	72.2%	$18,331	12.2%
International Services	33,320	12.9%	24,905	11.9%	8,415	33.8%
GEO Care	29,513	11.4%	15,530	7.5%	13,983	90.0%
Other	26,302	10.2%	17,536	8.4%	8,766	50.0%

Total	$258,183	100.0%	$208,688	100.0%	$49,495	23.7%

U.S. Corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended July 1, 2007 (“Second Quarter 2007”) compared to the thirteen weeks ended July 2, 2006 (“Second Quarter 2006”) is primarily attributable to five items: (i) revenues increased $5.1 million in Second Quarter 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $2.7 million in Second Quarter 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $2.7 million in Second Quarter 2007 as a result of the capacity increases in August 2006 in South Texas Detention Facility and in December 2006 in our Northwest Detention Center located in Tacoma, Washington; (iv) revenues increased $1.9 million in Second Quarter 2007 due to the commencement of our contract with the Arizona Department of Corrections (“ADOC”) at our New Castle, Indiana facility in March 2007; (v) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated mandays in U.S. corrections facilities increased to 3.7 million in Second Quarter 2007 from 3.3 million in Second Quarter 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.0% of capacity in Second Quarter 2007 compared to 96.7% in Second Quarter 2006, excluding our vacant Michigan and Jena facilities due in part to a delay in the ramp-up of the New Castle contract.
International Services
The increase in revenues for international services facilities in the Second Quarter 2007 compared to the Second Quarter 2006 was mainly due to following items: (i) The United Kingdom revenues increased approximately $3.2 million due to the commencement of Campsfield House in Kidlington, England during the Second Quarter of 2006; (ii) Australian revenues increased approximately $4.9 million due to favorable fluctuations in foreign currency exchange rates during the period as well as contractual adjustments for inflation and the three-year renewal of the contract for the Fulham Correctional Centre at favorable terms as well as an increase of 50 beds at the Junee Correctional Centre; and (iii) South African revenues increased by approximately $0.3 million due to a contractual inflationary uplift and a wage adjustment factor increase as well as lower than normal occupancy rates in the Second Quarter 2006.
The number of compensated mandays in international services facilities increased to 506,195 in Second Quarter 2007 from 487,497 in Second Quarter 2006. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 99.8% of capacity in Second Quarter 2007 compared to 99.7% in Second Quarter 2006.
GEO Care
The increase in revenues for GEO Care in the Second Quarter 2007 compared to the Second Quarter 2006 is primarily attributable to three items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and contributed revenues of $5.6 million; (ii) the Treasure Coast Forensic Center in Martin County, Florida, which commenced operations in First Quarter 2007 and increased revenues by $4.3 million; (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 increased revenues by $3.1 million.

Other
The increase in revenues from other activities is mainly due to an increase in construction activities in the Second Quarter 2007 compared to the Second Quarter 2006 and is primarily attributable to three items: (i) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $8.2 million; (ii) the construction of the South Florida Evaluation and Treatment Center that we are building in Miami, Florida, which commenced construction in November 2005 and increased revenues by $6.1 million offset by (iii) a reduction in the construction activity related to Graceville Correctional Facility located in Graceville, Florida, which we commenced construction in February 2006 by $6.7 million.
Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$125,603	48.6%	$119,112	57.1%	$6,491	5.4%
International Services	29,008	11.2%	22,608	10.8%	6,400	28.3%
GEO Care	26,434	10.3%	13,170	6.3%	13,264	100.7%
Other	26,328	10.2%	17,525	8.4%	8,803	50.2%

Total	$207,373	80.3%	$172,415	82.6%	$34,958	20.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other.”
U.S. Corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. This increase was partially offset by a decrease of $1.1 million related to certain contingencies established during purchase accounting for CSC in 2005 that are no longer necessary. Operating expense as a percentage of revenues decreased in Second Quarter 2007 compared to Second Quarter 2006 due to higher margins at certain facilities as well as the overall increase in revenue during the Second Quarter 2007.
International Services
Operating expenses for international services facilities increased in the Second Quarter 2007 compared to the Second Quarter 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The Campsfield House contract increased operating expenses in the United Kingdom by $2.8 million. Australian operating expenses also increased by $4.1 million mainly due to fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations and South African operating expenses decreased $0.5 million for the Second Quarter 2007 compared to the Second Quarter 2006.
GEO Care
Operating expenses for residential treatment increased approximately $13.3 million during Second Quarter 2007 from Second Quarter 2006 primarily due to the new contracts discussed above. Operating expense as a percentage of revenues increased in Second Quarter 2007 as compared to Second Quarter 2006 primarily due to start-up costs related to the new contracts discussed above.
Other
Other increased $8.8 million during the Second Quarter 2007 compared to the Second Quarter 2006 primarily due to the four construction contracts discussed above.
Other Unallocated Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$15,741	6.1%	$14,292	6.8%	$1,449	10.1%

General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $1.5 million in Second Quarter 2007 compared to Second Quarter 2006, however decreased slightly as a percentage of revenues due to the overall increase in revenue during Second Quarter 2007. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non Operating Expenses
Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,000	0.4%	$2,807	1.3%	$(1,807)	64.4%
Interest Expense	$8,633	3.3%	$7,829	3.8%	$804	10.3%
The decrease in interest income is primarily due to lower average invested cash balances.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CPT acquisition, as well as the increase in LIBOR rates.
Provision (Benefit) for Income Taxes

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$7,004	2.7%	$3,595	1.7%	$3,409	94.8%
The income tax expense is based on an estimated annual effective tax rate for Second Quarter 2007 of approximately 38%, comparable to 38% in Second Quarter 2006. Additionally, during the Second Quarter 2007, as during the Second Quarter 2006, we recorded certain state tax benefits.
Comparison of Twenty-six Weeks Ended July 1, 2007 and Twenty-six Weeks Ended July 2, 2006
Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$333,396	67.3%	$297,481	75.4%	$35,915	12.1%
International services	62,162	12.6%	48,017	12.2%	14,145	29.5%
GEO Care	51,647	10.4%	30,432	7.7%	21,215	69.7%
Other	47,981	9.7%	18,639	4.7%	29,342	157.4%

Total	$495,186	100.0%	$394,569	100.0%	$100,617	25.5%

U.S. Corrections
The increase in revenues for U.S. corrections facilities in the twenty-six weeks ended July 1, 2007 (“First Half 2007”) compared to the twenty-six weeks ended July 2, 2006 (“First Half 2006”) is primarily attributable to five items: (i) revenues increased $9.7 million in 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $5.4 million in 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $6.3 million in 2007 as a result of the capacity increases in August 2006 in South Texas Detention Facility; and in December 2006 in our Northwest Detention Center, located at Tacoma, Washington; (iv) revenues increased $2.0 million due to the commencement of our contract with the Arizona Department of Corrections (“ADOC”) located in New Castle, Indiana in March 2007, (v) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated mandays in U.S. corrections facilities increased to 7.3 million in First Half 2007 from 6.4 million in First Half 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.9% of capacity in First Half 2007 compared to 94.6% in First Half 2006, excluding our vacant Michigan and Jena facilities.
International Services
The increase in revenues for international services facilities in the First Half 2007 compared to the First Half 2006 was mainly due to following items: (i) South African revenues increased by approximately $0.8 million due to a contractual inflationary uplift and a wage adjustment factor increase ; (ii) Australian revenues increased approximately $6.3 million due to the favorable fluctuations in foreign currency exchange rates during the period as well as contractual adjustments for inflation and improved terms; and (iii) The United Kingdom revenues increased approximately $7.0 million due to the commencement of Campsfield House in Kidlington, England during the Second Quarter of 2006.
The number of compensated mandays in international services facilities remained constant at 1.0 million for First Half 2007 and First Half 2006. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 99.6% of capacity in First Half 2007 compared to 97.6% in First Half 2006.
GEO Care
The increase in revenues for GEO Care in the First Half 2007 compared to the First Half 2006 is primarily attributable to five items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and contributed revenues of $10.6 million; (ii) the Treasure Coast Forensic Center in Martin County, Florida, which commenced operations in First Quarter 2007 and increased revenues by $4.3 million (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 increased revenues by $3.6 million. (iv) the Palm Beach County Jail in Palm Beach County, Florida, which commenced operations in May 2006 and increased revenues by $0.9 million, and a $1.0 million increase at South Florida State Hospital due to a contract modification in third quarter 2006.
Other
The increase in revenues from other activities is mainly due to an increase in construction activities in the First Half 2007 compared to the First Half 2006 and is primarily attributable to four items: (i) the renovation of Treasure Coast Forensic Center located in Martin County, Florida, which we commenced construction in March, 2007 increased revenue by $2.2 million; (ii) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $13.6 million; (iii) the construction of the expansion facility in the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $3.6 million (iv) the construction of the South Florida Evaluation and Treatment Center that we are building in Miami, Florida, which commenced construction in November 2005 and increased revenues by $8.9 million.
Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$250,710	50.6%	$238,534	60.5%	$12,176	5.1%
International Services	55,853	11.3%	43,247	11.0%	12,606	29.1%
GEO Care	46,746	9.5%	25,755	6.5%	20,991	81.5%
Other	48,168	9.7%	18,625	4.7%	29,543	158.6%

Total	$401,477	81.1%	$326,161	82.7%	$75,316	23.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other.”
U.S. Corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. This increase was partially offset by a decrease of $1.1 million related to certain contingencies established during purchase accounting for CSC in 2005 that are no longer necessary. Operating expense as a percentage of revenues decreased in First Half 2007 compared to First Half 2006 due to higher margins at certain facilities as well as the overall increase in revenue during the First Half 2007.

International Services
Operating expenses for international services facilities increased in the First Half 2007 compared to the First Half 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The Campsfield House contract increased operating expenses in the United Kingdom by $6.6 million. Australian operating expenses also increased by $6.7 million mainly due to unfavorable fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations. South African operating expenses decreased by $0.7 million for the First Half 2007 and the First Half 2006.
GEO Care
Operating expenses for residential treatment increased approximately $21.1 million during First Half 2007 from First Half 2006 primarily due to the new contracts discussed above. Operating expense as a percentage of revenues increased in First Half 2007 compared to First Half 2006 primarily due to start-up costs related to the new contracts discussed above.
Other
Other increased $29.5 million during the First Half 2007 compared to the First Half 2006 primarily due to the four construction contracts discussed above.
Other Unallocated Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$30,795	6.2%	$28,301	7.2%	$2,494	8.8%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.5 million in First Half 2007 compared to First Half 2006, however decreased slightly as a percentage of revenues due to the overall increase in revenue during First Quarter 2007. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non Operating Expenses
Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,240	0.9%	$5,023	1.3%	$(783)	(15.6%)
Interest Expense	$19,698	4.0%	$15,408	3.9%	$4,290	27.8%
The decrease in interest income is primarily due to lower average invested cash balances.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CPT acquisition, as well as the increase in LIBOR rates.
Provision (Benefit) for Income Taxes

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$10,145	2.0%	$6,288	1.6%	$3,857	61.3%
The income tax expense is based on an estimated annual effective tax rate for First Half 2007 of approximately 38%, comparable to 38% in First Half 2006. Additionally, during the First Half 2007, as during the First Half 2006, we recorded certain state tax benefits.
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
We believe that total capital expenditures for 2007 will range between $110 million and $120 million excluding maintenance capital expenditures, approximately $26 million of which we had incurred as of July 1, 2007. In addition, based on current estimates, we anticipate that capital expenditures excluding maintenance capital expenditures will range from $130.0 million to $140.0 million during the next 12 months. These amounts include expenditures relating to the following projects: (i) our 576-bed expansion of our Val Verde Correctional Facility in Del Rio, Texas for approximately $31.6 million, which is expected to be completed in the third quarter of 2007; (ii) our funding of the expansion of Delaney Hall, a facility which we own as a result of the CPT acquisition but do not operate, for approximately $12.5 million, which is expected to be completed in the first quarter 2008; (iii) our construction of the 1500-bed Rio Grande Detention Facility for approximately $85.9 million which is expected to completed in the third quarter of 2008; (iv) our renovation of the 576-bed Robert A. Deyton Detention Facility in Clayton County, GA for approximately $8.8 million; and (v) our 744-bed expansion of the 416 bed LaSalle Detention Facility for approximately $32.1 million which is expected to be completed by the end of the second quarter 2008.
Capital expenditures related to other potential facility expansions and facility maintenance costs are expected to range between $20 million and $40 million.
Capital Sources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and board of directors, in their discretion, may consummate.
With respect to our Senior Credit Facility, as of July 1, 2007, we had $164.1 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $64.2 million outstanding in letters of credit under the Revolver and $85.8 million available under the Revolver. In addition, subject to certain conditions set forth in the Senior Credit Facility, we also have the ability to borrow an additional aggregate amount of $150 million under the term loan portion of our Senior Credit Facility. However, any such additional term loans are not required to be made available under the terms of the Senior Credit Facility and would be subject to adequate lender demand at the time of the loans. We cannot assure that such demand will in fact exist if we desire to incur such additional term loans.
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
In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of July 1, 2007, we had $314.1 million of consolidated debt outstanding, excluding $143.0 million of non-recourse debt and $64.2 million outstanding in letters of credit under our Revolver. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.

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
The Senior Credit Facility
On January 24, 2007, we completed the refinancing of our Senior Credit Facility. The Company intends to use future borrowings thereunder for general corporate purposes. As of July 1, 2007, we have $164.1 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $64.2 million outstanding in letters of credit under the Revolver, and $85.8 million available for borrowings under the Revolver.
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

Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the our former majority shareholder in 2003, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We were in compliance with all of the covenants of the Indenture governing the notes as of July 1, 2007.
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
Included in non-current restricted cash equivalents and investments is $9.9 million as of July 1, 2007 as funds held in trust with respect to the STLDC for debt service and other reserves.
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
Included in non-current restricted cash equivalents and investments is $7.1 million as of July 1, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 1, 2007, was approximately $4.2 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.5 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million or approximately $2.3 million commencing in 2017. We have a liability of approximately $0.7 million related to this exposure as of July 1, 2007 and December 31, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to us and total $53.2 million and $50.0 million at July 1, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 1, 2007, was approximately $4.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt.
At July 1, 2007, we also have outstanding seven letters of guarantee totaling approximately $6.6 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London

Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of July 1, 2007 and December 31, 2006 the fair value of the swaps totaled approximately $(2.4) million and $(1.7) million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended July 1, 2007.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of July 1, 2007 and as of December 31, 2006 was approximately $5.1 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of our interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses of amounts associated with this swap which are currently reported in accumulated other comprehensive income.
Cash Flows
Cash and cash equivalents as of July 1, 2007 were $76.8 million, a decrease of $34.7 million from December 31, 2006.
Cash provided by operating activities of continuing operations amounted to $30.6 million in the Six Months 2007 versus cash provided by operating activities of continuing operations of $32.0 million in the Six Months 2006. Cash provided by operating activities of continuing operations in Six Months 2007 was positively impacted by an increase in accrued payroll and other liabilities. Cash provided by operating activities of continuing operations in Six Months 2007 was negatively impacted by an increase in accounts receivable and other accrued assets. Cash provided by operating activities of continuing operations in Six Months 2006 was positively impacted by an increase in accounts payable and accrued payroll and a decrease in other current assets. Cash provided by operating activities of continuing operations in Six Months 2006 was negatively impacted by an increase in accounts receivable.
Cash used in investing activities amounted to $448.6 million in the Six Months 2007 compared to cash used in investing activities of $18.2 million in the Six Months 2006. Cash used in investing activities in the Six Months 2007 primarily reflects capital expenditures of $39.3 million, acquisition of CPT, net of cash acquired of $410.4 million, and an increase in restricted cash. Cash used in investing activities in the Six Months 2006 primarily reflects capital expenditures of $13.9 million and an increase in restricted cash.
Cash provided by financing activities in the Six Months 2007 amounted to $383.9 million compared to cash provided by financing activities of $27.6 million in the Six Months 2006. Cash provided by financing activities in the Six Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $380.0 million and payments on long-term debt of $216.1 million. Cash provided by financing activities in the Six Months 2006 reflects proceeds received from equity offering of $100.0 million offset by the exercise of stock options of $2.6 million and payments on long-term debt of $75.7 million.
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
We currently have seventeen projects with over 11,100 beds under development. Subject to achieving our occupancy targets these projects are expected to generate approximately $198.0 million dollars in combined annual operating revenues when opened between the second quarter of 2007 and the end of 2008. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 500 additional empty beds available at two of our facilities to meet our clients’ potential future needs for bed space.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2006, operating expenses totaled approximately 83.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2007 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $4.0 million in fiscal year 2006 and are now reflected in our current actuarial projections, are a result of improved claims experience and loss development as compared to our results under our prior insurance program. In addition, as a result of our CPT acquisition, we will no longer incur lease expense relating to the eleven facilities that we purchased in that transaction which we formerly leased from CPT. However; we will have increased depreciation expense reflecting our ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition. As a result, our operating expenses will decrease by the aggregate amount of that lease expense, which totaled $23.0 million in fiscal year 2006. These potential reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects which we are developing, including our new Graceville prison and Moore Haven expansion project in Florida, our Clayton facility in New Mexico, our Lawton, Oklahoma prison expansion and our Florence West expansion project in Arizona. Overall, excluding start-up expenses and the elimination of lease expense as a result of the CPT acquisition, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.
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
The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. As a result of a South African tax law change enacted in February 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits during the First Quarter 2007. The reduction in the liability resulted in an increase to equity in earnings of affiliate for the first Quarter 2007. During the Second Quarter 2007 there has been no material change to the amount of unrecognized tax benefits.

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
Subsequently, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Senior Credit Facility of $164.1 million as of July 1, 2007, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $1.6 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar, the South African rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at July 1, 2007, every 10 percent change in historical currency rates would have approximately a $3.9 million effect on our financial position and approximately a $0.5 million impact on our results of operations over the next fiscal year.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act), as of the end of the period covered by this report. On the basis of this review, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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
Subsequently, the Florida Department of Management Services, referred to as the DMS, which is responsible for administering our correctional contracts with the State of Florida, conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report which we prepared. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by us. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We and DMS then agreed to settle this matter for $0.3 million. This amount was paid in the first quarter of 2007. Although this determination is not dispositive of the recently initiated litigation, we believe it supports our position that we have valid defenses in this matter. The Florida Department of Law Enforcement has completed its investigation of this matter and found no wrongdoing on behalf of the Company. We will continue to monitor this matter and intend to defend our rights vigorously. However, given the amounts claimed by the plaintiff and the fact that the nature of the allegations could cause adverse publicity to us, we believes that this matter, if settled unfavorably, could have a material adverse effect on our financial condition and results of operations.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. Recently, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding.
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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2006, filed on March 2, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual shareholders meeting was held on May 1, 2007 in Boca Raton, Florida. The following is a summary of matters voted on by the shareholders.
1. Election of Directors

	Votes For	Votes Withheld
Wayne H. Calabrese	17,012,691	297,679
Norman A. Carlson	17,012,226	298,144
Anne N. Foreman	17,200,350	110,020
Richard H. Glanton	17,200,410	109,960
John M. Palms	17,188,310	122,060
John M. Perzel	17,200,130	110,240
George C. Zoley	17,008,181	302,189
2. Ratification of Grant Thornton LLP as Independent Certified Public Accountants

For	Against	Abstain	Broker Non-Vote
17,163,027	156,416	2,274	0
3. Approval of several amendments to The GEO Group Inc. 2006 Incentive Plan, including an increase in total number of shares issuable pursuant to awards granted under the plan

For	Against	Abstain	Broker Non-Vote
14,544,513	587,156	207,923	1,982,125
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
10.1	Amendment to The GEO Group, Inc. 2006 Stock Incentive Plan.* †

10.2	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated effective as of May 2, 2007, between The GEO Group, Inc., as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 8, 2007).

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: August 8, 2007
/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President, Chief Financial Officer (Principal Financial Officer)