Form 10-Q
period 2007-09-30
GEO GROUP INC
filed 2007-11-09
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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
Yes ☑     No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated ☐     Accelerated filer ☑     Non-accelerated filer filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
At November 7, 2007, 50,973,596 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues	$267,009	$218,909	$762,195	$613,478
Operating expenses	216,512	181,771	617,989	507,932
Depreciation and amortization	9,179	6,080	24,931	17,768
General and administrative expenses	16,054	14,073	46,849	42,374

Operating income	25,264	16,985	72,426	45,404
Interest income	2,296	2,783	6,536	7,806
Interest expense	(8,351)	(6,587)	(28,049)	(21,995)
Write-off of deferred financing fees from extinguishment of debt	—	—	(4,794)	(1,295)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	19,209	13,181	46,119	29,920
Provision for income taxes	7,385	4,854	17,530	11,142
Minority interest	(90)	(71)	(281)	(45)
Equity in earnings of affiliate, net of income tax provision of $258, $15, $690 and $55	591	410	1,480	1,038

Income from continuing operations	12,325	8,666	29,788	19,771
Income (loss) from discontinued operations, net of tax provision (benefit) of $269, $(13), $378 and $(139)	413	(24)	580	(255)

Net income	$12,738	$8,642	$30,368	$19,516

Weighted-average common shares outstanding:
Basic	50,331	38,526	46,853	32,986

Diluted	51,770	40,020	48,320	34,248

Income per common share:
Basic:
Income from continuing operations	$0.24	$0.22	$0.64	$0.60
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)

Net income per share-basic	$0.25	$0.22	$0.65	$0.59

Diluted:
Income from continuing operations	$0.24	$0.22	$0.62	$0.58
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)

Net income per share-diluted	$0.25	$0.22	$0.63	$0.57

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,276	$111,520
Restricted cash	13,095	13,953
Accounts receivable, less allowance for doubtful accounts of $806 and $926	176,553	162,867
Deferred income tax asset, net	16,152	19,492
Other current assets	21,717	14,922

Total current assets	283,793	322,754

Restricted cash	26,480	19,698
Property and equipment, net	740,353	287,374
Assets held for sale	1,265	1,610
Direct finance lease receivable	44,597	39,271
Deferred income tax assets, net	2,858	4,941
Goodwill and other intangible assets, net	40,009	41,554
Other non-current assets	34,448	26,251

	$1,173,803	$743,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,195	$48,890
Accrued payroll and related taxes	26,485	31,320
Accrued expenses	75,260	77,675
Current portion of deferred revenue	142	1,830
Current portion of capital lease obligations, long-term debt and non-recourse debt	22,106	12,685
Current liabilities of discontinued operations	—	1,303

Total current liabilities	180,188	173,703

Deferred revenue	—	1,755
Minority interest	1,912	1,297
Other non-current liabilities	25,117	24,816
Capital lease obligations	16,005	16,621
Long-term debt	305,410	144,971
Non-recourse debt	131,996	131,680
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,048,596 and 66,497,168 issued and 50,973,596 and 39,497,168 outstanding	510	395
Additional paid-in capital	336,374	143,035
Retained earnings	229,594	201,697
Accumulated other comprehensive income	5,585	2,393
Treasury stock 16,075,000 and 27,000,000 shares	(58,888)	(98,910)

Total shareholders’ equity	513,175	248,610

	$1,173,803	$743,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006
Cash Flow from Operating Activities:
Income from continuing operations	$29,788	$19,771
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	24,931	17,768
Amortization of debt issuance costs	1,865	880
Amortization of unearned compensation	1,721	601
Stock-based compensation expense	652	317
Write-off of deferred financing fees	4,794	1,295
Deferred tax expense (benefit)	—	32
(Recovery) Provision for doubtful accounts	(120)	262
Equity in earnings of affiliates, net of tax	(1,480)	(1,038)
Minority interests in earnings (losses) of consolidated entity	281	(45)
Dividend to minority interest	—	(564)
Income tax benefit of equity compensation	(2,421)	(1,660)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(11,410)	(23,178)
Other current assets	(6,635)	500
Other assets	3,649	(2,850)
Accounts payable and accrued expenses	1,472	13,082
Accrued payroll and related taxes	(7,647)	2,756
Deferred revenue	(10)	(1,075)
Other liabilities	1,990	3,097

Net cash provided by operating activities of continuing operations	41,420	29,951
Net cash (used in) provided by operating activities of discontinued operations	(1,303)	114

Net cash provided by operating activities	40,117	30,065

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	(410,436)	—
Increase in restricted cash	(5,429)	(7,295)
YSI purchase price adjustment	—	1,311
Proceeds from sale of assets	2,447	19,345
Capital expenditures	(67,955)	(25,812)

Net cash used in investing activities	(481,373)	(12,451)

Cash Flow from Financing Activities:
Payments on long-term debt	(218,092)	(76,140)
Proceeds from the exercise of stock options	1,195	3,759
Income tax benefit of equity compensation	2,421	1,660
Proceeds from long-term debt	380,000	111
Debt issuance costs	(9,080)	—
Repurchase of stock options from employees and directors	—	(3,955)
Proceeds from equity offering, net	227,485	99,936

Net cash provided by financing activities	383,929	25,371
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,083	84

Net (Decrease) Increase in Cash and Cash Equivalents	(55,244)	43,069
Cash and Cash Equivalents, beginning of period	111,520	57,094

Cash and Cash Equivalents, end of period	$56,276	$100,163

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$9,434	$—

Extinguishment of pre-acquisition liabilities, net	$6,663	$—

Total liabilities assumed in acquisition	$2,558	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2007.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2007 for the fiscal year ended December 31, 2006.
We have made certain reclassifications in the accompanying consolidated balance sheets, statements of income and cash flows to prior period amounts to conform with current period classifications.
2. STOCK SPLIT
On May 1, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, the Company’s shares outstanding increased from 25.4 million to 50.8 million. All share and per share data in this Form 10-Q has been adjusted to reflect the stock split.
3. EQUITY OFFERING
On March 23, 2007, the Company sold in a follow-on public offering 5,462,500 shares of its common stock at a price of $43.99 per share, (10,925,000 shares of its common stock at a price of $22.00 per share after giving effect to the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, the Company utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the term loan portion of its senior secured credit facility. The balance of the proceeds will be used for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions of complementary businesses and other assets. See Note 9 — Long-Term Debt and Derivative Financial Instruments — The Senior Credit Facility, for further discussion.
4. ACQUISITION
On January 24, 2007, the Company completed the acquisition of CentraCore Properties Trust (“CPT”), a Maryland real estate investment trust, pursuant to an Agreement and Plan of Merger, dated as of September 19, 2006 (the “Merger Agreement”), by and among the Company, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”) and CPT. Under the terms of the Merger Agreement, CPT merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving corporation of the Merger.
As a result of the Merger, each share of common stock of CPT (collectively, the “Shares”) was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock (collectively, the “Options”) having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. The Company paid an aggregate purchase price of $421.6 million for the acquisition of CPT, inclusive of the payment of $368.3 million in exchange for the Shares and the Options, the repayment of $40.0 million in CPT debt and the payment of $13.3 million in transaction related fees and expenses. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new seven year term loan, referred to as Term Loan B, and approximately $65.6 million in cash on hand. The Company deferred debt issuance costs of $9.1 million related to the new $365.0 million term loan. These costs are being amortized over the life of the term loan. As a result of the merger, the Company no longer has ongoing third party lease expense related to the properties the Company previously leased from CPT. However the Company has increased depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.
During the first quarter of 2007, the Company performed a preliminary allocation of purchase price for the CPT acquisition. During the thirty-nine weeks ended September 30, 2007, the Company received additional information related to deal costs and information related to taxes that allowed it to finalize the purchase accounting for this transaction. As a result, the Company reduced deferred tax assets and increased the fair market value of assets acquired by approximately $4.8 million during the thirty-nine weeks ended September 30, 2007.
The results of operations of CPT are included in the Company’s results of operations beginning after January 24, 2007. CPT is included in the Company’s U.S. Corrections reportable segment. See Note 11 for segment information. The following unaudited pro forma information combines the consolidated results of operations of the Company and CPT as if the acquisition had occurred at the beginning of fiscal year 2006 (in thousands except per share data):

	Selected Unaudited Pro Forma
	Consolidated Condensed Financial Information
	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	October 1, 2006	October 1, 2006
Revenues	$220,343	$617,068
Income from continuing operations	6,307	13,594
Loss from discontinued operations	(24)	(255)

Net income	$6,283	$13,339

Net income per share — basic
Income from continuing operations	$0.16	$0.41
Loss from discontinued operations	—	(0.01)

Net income per share — basic	$0.16	$0.40

Net income per share — diluted Income from continuing operations	$0.16	$0.40
Loss from discontinued operations	—	(0.01)

Net income per share — diluted	$0.16	$0.39

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
The Company had four equity compensation plans at September 30, 2007: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”), the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”) and the GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
The 2006 Plan was approved by the Board of Directors and by the Company’s shareholders on May 4, 2006. On May 1, 2007, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 500,000 shares of the Company’s common stock which increased the total amount available for grant to 1,400,000 shares pursuant to awards granted under the plan, and specifying that up to 300,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See Restricted Stock for further discussion.

Except for 750,000 shares of restricted stock issued under the 2006 Plan as of September 30, 2007, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of September 30, 2007, the Company had the ability to issue awards with respect to 243,328 shares of common stock pursuant to the 2006 Plan.
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
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	2,632	$4.61
Granted	431	21.47
Exercised	(265)	4.52
Forfeited/canceled	(26)	13.04

Options outstanding at September 30, 2007	2,772	$7.16	5.29	$62,232

Options exercisable at September 30, 2007	2,373	$5.14	4.67	$58,061

For the thirteen week period and thirty-nine week period ending September 30, 2007, the amount of stock-based compensation expense was $0.2 million and $0.7 million, respectively. The weighted average grant date fair value of options granted during the thirty-nine weeks ended September 30, 2007 was $8.73 per share. The total intrinsic value of options exercised during the thirty-nine weeks ended September 30, 2007 was $6.2 million.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at September 30, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.63 — $2.63	6,000	2.6	$2.63	6,000	$2.63
$2.81 — $2.81	317,250	2.4	2.81	317,250	2.81
$3.10 — $3.10	372,000	3.4	3.10	372,000	3.10
$3.17 — $3.98	181,723	5.3	3.20	181,723	3.20
$4.67 — $4.67	428,728	5.6	4.67	428,728	4.67
$5.13 — $5.13	657,000	4.4	5.13	657,000	5.13
$5.30 — $7.70	297,381	6.3	6.84	245,519	6.77
$7.83 — $13.74	95,400	6.9	9.00	81,600	9.07
$20.63 —$20.63	40,000	9.3	20.63	8,000	20.63
$21.56 — $21.56	376,600	9.4	21.56	75,000	21.56

$2.63 — $21.56	2,772,082	5.3	$7.16	2,372,820	$5.14

As of September 30, 2007, the Company had $3.0 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years. Proceeds received from option exercises during the thirteen weeks and thirty-nine weeks ended September 30, 2007 were $0.3 million and $1.2 million, respectively.
Restricted Stock
During the thirty-nine weeks ended September 30, 2007, the Company granted 300,000 shares of non-vested restricted stock under the 2006 Plan to key employees and non-employee directors. Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock that were granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of September 30, 2007 and changes during the thirty-nine week period ended September 30, 2007:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at January 1, 2007	445,500	$13.07
Granted	300,000	25.75
Vested	(110,360)	13.07
Forfeited/canceled	(8,628)	13.07

Restricted stock outstanding at September 30, 2007	626,512	$19.14

During the thirteen weeks and thirty-nine weeks ended September 30, 2007, the Company recognized $0.8 million and $1.7 million of compensation expense respectively related to its outstanding shares of restricted stock. As of September 30, 2007, the Company had $10.2 million of unrecognized compensation expense.
6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$12,738	$8,642	$30,368	$19,516
Change in foreign currency translation, net of income tax (expense) benefit of $(761) , $252, $(1,160) and $(704), respectively	1,367	(411)	2,083	1,148
Pension liability adjustment, net of income tax benefit of $24, $0, $102 and $56, respectively	36	—	156	95
Unrealized gain on derivative instruments, net of income tax expense benefit of $16, $1,068, $597 and $578, respectively	24	2,445	953	1,627

Comprehensive income	$14,165	$10,676	$33,560	$22,386

7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as stock options and shares of restricted stock.
Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended September 30, 2007 and October 1, 2006 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$12,738	$8,642	$30,368	$19,516
Basic earnings per share:
Weighted average shares outstanding	50,331	38,526	46,853	32,986

Per share amount	$0.25	$0.22	$0.65	$0.59

Diluted earnings per share:
Weighted average shares outstanding	50,331	38,526	46,853	32,986
Effect of dilutive securities:
Stock options and restricted stock	1,439	1,494	1,467	1,262

Weighted average shares assuming dilution	51,770	40,020	48,320	34,248

Per share amount	$0.25	$0.22	$0.63	$0.57

Thirteen Weeks
No options or shares of restricted stock were excluded from the computation of diluted EPS for the thirteen weeks ended September 30, 2007 and the thirteen weeks ended October 1, 2006 because their effect would be anti-dilutive.
Thirty-nine Weeks
No options were excluded from the computation of diluted EPS for the thirty-nine weeks ended September 30, 2007 because their effect would be anti-dilutive. Of 3,042,450 options outstanding at October 1, 2006, options to purchase 3,000 shares of the Company’s common stock, with an exercise price of $13.74 per share and expiration year of 2016, were excluded from the computation of diluted EPS because their effect would be anti-dilutive.
Of 626,512 shares of restricted stock outstanding at September 30, 2007, none of the shares of common stock were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 448,500 restricted shares outstanding at October 1, 2006, 422,280 were excluded in the computation of diluted EPS because their effect was anti-dilutive.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirty-nine weeks ended September 30, 2007 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 31, 2006	Translation	September 30, 2007
U.S. Corrections	$23,999	$—	$23,999
International Services	3,075	191	3,266

Total Segments	$27,074	$191	$27,265

No goodwill resulted from the acquisition of CPT on January 24, 2007.
Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$14,550	7-17 years
Covenants not to compete	1,470	4 years

	16,020
Less accumulated amortization	(3,276)

	$12,744

Amortization expense was $1.7 million and $1.3 million for the thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively. The expense for the thirty-nine weeks ended September 30, 2007 includes a write-off of $0.4 million (net of accumulated amortization of $0.1 million) related to the termination of our contract with Dickens County Correctional Center in July 2007. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
9. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
Senior Debt
The Senior Credit Facility
On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp., as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consists of a $365.0 million, seven-year term loan (the “Term Loan B”) and a $150 million five-year revolver (the “Revolver”). The initial interest rate for the Term Loan B is at the London Interbank Offered Rate, (“LIBOR”) plus 1.5% and the Revolver bears interest at LIBOR plus 2.25% or at the base rate plus 1.25%. On January 24, 2007, the Company used the $365.0 million in borrowings under the Term Loan B to finance its acquisition of CPT, as discussed in Note 4 — Acquisition.

On March 26, 2007, the Company used $200.0 million of the aggregate net proceeds of $227.5 million from its recent equity offering
(see Note 3 — Equity Offering) to repay debt outstanding under the Term Loan B. As a result of the debt repayment, the Company wrote off approximately $4.8 million in deferred financing fees during the quarter ended April 1, 2007. As of September 30, 2007, the Company had $163.2 million outstanding under the Term Loan B, no amounts outstanding under the Revolver and $69.0 million outstanding in letters of credit under the Revolver. Because amounts outstanding under letters of credit reduce the availability of borrowings, as of September 30, 2007, the Company had $81.0 million available under the Revolver. The Company intends to use future borrowings thereunder for general corporate purposes.
Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate Under the Revolver
Borrowings	LIBOR plus 2.25% or base rate plus 1.25%.
Letters of credit	1.50% to 2.50%.
Available borrowings	0.38% to 0.05%.
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

Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex. This detention center was acquired in November 2005 from Correctional Services Corporation (“CSC”), now a wholly-owned subsidiary of the Company, who was awarded the contract in February 2004 by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) for the development and operation of a 1,020 bed detention complex in Frio County, Texas. In order to finance the construction of the detention center, South Texas Local Development Corporation, a non-profit corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. Additionally, CSC provided $5.0 million of subordinated notes to STLDC for initial development.
STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover operating expenses and management fees. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.
On February 1, 2007, the Company made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 30, 2007, the remaining balance of the debt service requirement is $45.3 million, of which $4.3 million is due within the next twelve months. Also as of September 30, 2007, $15.4 million is included in non-current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirty-nine weeks ended September 30, 2007 in relation to the WEDFA bond indenture. As of September 30, 2007, the remaining balance of the debt service requirement is $47.8 million, of which $5.1 is due within the next 12 months.
As of September 30, 2007, $6.7 million is included in non-current restricted cash equivalents and investments as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, the Company’s wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a condition of the loan, the Company is required to maintain a restricted cash balance of Australian Dollar (“AUD”) 5.0 million, which, at September 30, 2007, was $4.4 million and is included in non-current restricted cash. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Variable Interest Entities
In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. In December 2003, the FASB issued FIN No. 46R which replaced FIN No. 46. The Company’s 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), is a variable interest entity. The Company has determined that it is not the primary beneficiary of SACS and as a result is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25-year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”), to provide security and other management services and with SACS’s joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $15.6 million, which represents its initial investment and the guarantees.
In February 2004, CSC was awarded a contract by the Department of Homeland Security, Immigration and Customs Enforcement, or ICE, to develop and operate a 1,020-bed detention complex in Frio County, Texas. STLDC was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention complex. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development costs. The Company determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require that the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums, are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $2.9 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ abilities to draw on the Standby Facility are limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.5 million, commencing in 2017. The Company has a liability of approximately $0.8 million related to this exposure as of September 30, 2007 and December 31, 2006. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its balance sheet. The Company does not currently operate or manage this facility.

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to the Company and total $54.6 million and $50.0 million at September 30, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at September 30, 2007, was approximately $4.4 million. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
At September 30, 2007, the Company also had outstanding seven letters of guarantee totaling approximately $6.9 million under separate international facilities.
Derivatives
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of September 30, 2007 and December 31, 2006 the fair value of the swap liabilities totaled $1.1 million and $1.7 million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying balance sheets. There was no material ineffectiveness of the Company’s interest rate swaps for the period ended September 30, 2007.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap to be an effective cash flow hedge. Accordingly, the Company records the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of September 30, 2007 and December 31, 2006 was approximately $5.2 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of the Company’s interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses of amounts associated with this swap which are currently reported in accumulated other comprehensive income.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Australia Property Damage
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that the Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18 million or $16 million. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought, and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and its preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. Furthermore, the Company is unable to determine the losses, if any, that it will incur under the litigation should the matter be resolved unfavorably to it. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of its legal counsel in connection with this matter.

Florida Department of Management Services Matter
On May 19, 2006, the Company, along with Corrections Corporation of America, referred to as CCA, was sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleged that, during the period from 1995 to 2004, the Company and CCA over-billed the State of Florida by an amount of at least $12.7 million by submitting false claims to the State for various items under the management contracts at the Company’s South Bay and Moore Haven, Florida correctional facilities. The complaint appeared to be largely based on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to below as the IG Report, which alleged that the Company and CCA over billed the State of Florida by over $12.0 million. On August 10, 2007, the plaintiff voluntarily dismissed the lawsuit without prejudice. No payment was made by the Company.
As a result of the set of issues raised by the Florida Inspector General, the Florida Department of Management Services (“DMS”) conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report prepared by the Company. In September 2005, the DMS provided a letter to the Company stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct by the Company. On October 17, 2006, DMS provided a letter to the Company stating that its review had been completed. The Company and DMS then agreed to settle this matter for $0.3 million. This amount was accrued at December 31, 2006 and paid in the first quarter of 2007. Subsequently, the Florida Department of Law Enforcement also completed its investigation of this matter and found no wrongdoing on behalf of the Company.
Texas Wrongful Death Action
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. Recently, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict awarded in 2006 is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. The appeal is proceeding.
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
Contracts
Taft Correctional Institution
On April 26, 2007, the Company announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which has been managed by the Company since 1997, to another private operator. The management contract, which was competitively re-bid, was transitioned to the alternative operator effective August 20, 2007. The loss of this contract did not have a material adverse effect on its financial condition or results of operations.

Dickens County Correctional Center
In July 2007, the Company cancelled the Operations and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. GEO has operated the management contract since the acquisition of CSC in November 2005. The Company does not expect that the termination of this contract, effective December 28, 2007, will have a significant impact on its results of operations or cash flows.
Insurance claims
The Company maintains general liability insurance for property damages incurred, property operating costs during downtimes, business interruption and incremental costs incurred during inmate disturbances. In April 2007, the Company incurred significant damages at one of its managed-only facilities in New Castle, Indiana as a result of a disturbance. The total amount of impairments, losses recognized and expenses incurred has been recorded in the accompanying statements of income as operating expenses and is partially offset by $1.1 million which management believes is probable of being collected from the Company’s insurance carrier. The expenses incurred are in excess of the amount recorded as a receivable from the claim. When the Company and its insurance carrier agree on the final amount of the insurance proceeds to which it is entitled, any excess, should there be any excess, will be recorded in these accounts.
Construction Projects
The Company’s total commitment for construction projects as of September 30, 2007 is approximately $230 million, of which approximately $48 million has been paid.
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through three reportable business segments: its U.S. corrections segment; its international services segment; and its GEO Care segment. The U.S. corrections segment primarily encompasses the U.S.-based privatized corrections and detention business. The international services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the United States. “Other” primarily consists of activities associated with the Company’s construction business. Set forth below is certain financial and other information regarding each of the Company’s reportable segments. U.S. corrections operating income for the thirty-nine weeks ended September 30, 2007 includes $1.1 million related to certain contingencies established during the preliminary purchase price allocation that are no longer necessary due to the resolution of those matters in the Second Quarter of 2007. The segment information presented below with respect to prior periods has been reclassified to conform to the Company’s current presentation (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
U.S. corrections	$169,369	$153,877	$502,765	$451,358
International services	33,510	26,797	95,672	74,814
GEO Care	30,943	19,770	82,590	50,202
Other	33,187	18,465	81,168	37,104

Total revenues	$267,009	$218,909	$762,195	$613,478

Depreciation and amortization:
U.S. corrections	$8,318	$5,192	$22,951	$15,222
International services	461	723	995	2,136
GEO Care	400	165	985	410
Other	—	—	—	—

Total depreciation and amortization	$9,179	$6,080	$24,931	$17,768

Operating income:
U.S. corrections	$35,367	$26,105	$103,419	$75,021
International services	2,375	2,060	8,151	5,418
GEO Care	3,292	2,685	7,608	7,117
Other	284	208	97	222

Operating income from segments	41,318	31,058	119,275	87,778
Corporate expenses	(16,054)	(14,073)	(46,849)	(42,374)

Total operating income	$25,264	$16,985	$72,426	$45,404

	September 30, 2007	December 31, 2006
Segment assets:
U.S. corrections	$924,203	$457,545
International services	92,574	79,641
GEO Care	22,835	15,606
Other	19,330	21,057

Total segment assets	$1,058,942	$573,849

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks and thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Total operating income from segments	$41,318	$31,058	$119,275	$87,778
Unallocated amounts:
Corporate expenses	(16,054)	(14,073)	(46,849)	(42,374)
Net interest expense	(6,055)	(3,804)	(21,513)	(14,189)
Write off of deferred financing fees from extinguishment of debt	—	—	(4,794)	(1,295)

Income before income taxes, minority interest, equity in earnings of affiliates and discontinued operations	$19,209	$13,181	$46,119	$29,920

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007	December 31, 2006
Reportable segment assets	$1,039,612	$552,792
Cash	56,276	111,520
Deferred tax asset, net	19,010	24,433
Restricted cash	39,575	33,651
Other	19,330	21,057

Total Assets	$1,173,803	$743,453

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues:
Correctional and detention	$202,879	$180,674	$598,437	$526,172
Residential treatment	30,943	19,770	82,590	50,202
Construction	33,187	18,465	81,168	37,104

Total revenues	$267,009	$218,909	$762,195	$613,478

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting.
A summary of financial data for SACS is as follows (in thousands):

	Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006
Statement of Operations Data
Revenues	$26,660	$25,866
Operating income	10,808	9,956
Net (loss) income	(2,087)	2,093

	September 30, 2007	December 31, 2006
Balance Sheet Data
Current assets	16,144	15,396
Non-current assets	52,166	60,023
Current liabilities	5,649	5,282
Non-current liabilities	59,443	63,919
Shareholders’ equity	3,218	6,217
SACS commenced operations in fiscal 2002. Total equity in undistributed income for SACS before income taxes, for the thirty-nine weeks ended September 30, 2007 and October 1, 2006 was $4.3 million, and $2.2 million, respectively.
12. BENEFIT PLANS
The Company has two non-contributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans.
In 2001, the Company established non-qualified deferred compensation agreements with three key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55.
The Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS 158”) at December 31, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 requires an employer to measure the funded status of a plan as of its year-end date.
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
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at September 30, 2007 or December 31, 2006. There were no significant transactions between the employer or related parties and the plan during the period.
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

	September 30, 2007	December 31, 2006
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,098	$15,702
Service cost	413	671
Interest cost	393	546
Plan amendments	—	—
Actuarial gain	—	215
Benefits paid	(33)	(36)

Projected benefit obligation, end of period	$17,871	$17,098

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	33	36
Benefits paid	(33)	(36)

Plan assets at fair value, end of period	—	—

Unfunded Status of the Plan	$(17,871)	$(17,098)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	133	164
Net loss	2,801	3,028

Accrued pension cost	$2,934	$3,192

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Components of Net Periodic Benefit Cost (in thousands)
Service cost	$138	$133	$413	$398
Interest cost	188	171	393	479
Amortization of:
Prior service cost	10	36	30	108
Net loss	76	10	227	30

Net periodic pension cost	$412	$350	$1,063	$1,015

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%
In fiscal 2006, the Company reported total comprehensive income of approximately $34.5 million which included the effect of the adoption of FAS 158 of approximately ($1.9) million. The effect of the adoption of FAS 158 should not have been reported as an adjustment to comprehensive income which, if excluded, would have resulted in total comprehensive income in 2006 of approximately $36.4 million. The ending accumulated other comprehensive income balance of approximately $2.4 million and total stockholders’ equity of approximately $248.6 million reported in the consolidated statements of stockholders’ equity at December 31, 2006 are correct as reported. The Company will adjust the presentation of the 2006 comprehensive income amounts in its 2007 10-K filing.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt FAS 157 effective January 1, 2008 and is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.
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
The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. As a result of a South African tax law change enacted in February 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits during the first quarter of 2007. The reduction in the liability resulted in an increase to equity in earnings of affiliate for the first quarter of 2007. During the second and third quarters of 2007 there have been no material changes to the amount of unrecognized tax benefits.
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
In adopting FIN 48, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, the Company’s third quarter 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. The Company accrued approximately $0.9 million for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.
Subsequently, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.
14. SUBSEQUENT EVENTS
Contracts
Coke County
On October 2, 2007, the Company received notice of the termination of its contract with the Texas Youth Commission for the housing of juvenile inmates at the 200-bed Coke County Juvenile Justice center located in Bronte, Texas. The Company is in the preliminary stages of reviewing the termination of this contract however, does not expect that the termination, or any liability that may arise with respect to such termination, will have a material adverse impact on its results of operations and cash flows.
Aurora
On October 15, 2007 the Company announced the expansion of the 400-bed Aurora ICE Processing Center (the “Center”) located in Aurora, Colorado. The Company will begin a 1,100 bed expansion of the Company-owned Center in the Fourth Quarter of 2007 and expects to complete construction in the Third Quarter of 2009.
Cost of Acquisition Opportunities
In November 2007, the Company wrote off approximately $1.0 million of costs associated with unsuccessful negotiations related to acquisition opportunities.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This report and our other filings with the Securities and Exchange Commission, which we refer to as the SEC, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to grow our mental health and residential treatment services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the SEC including, but not limited to, those detailed in this quarterly report on Form 10-Q, our annual report on Form 10-K and our Form 8-Ks filed with the SEC.
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
As of September 30, 2007, we operated a total of 60 correctional, detention and mental health and residential treatment facilities and had approximately 59,000 beds under management or for which we had been awarded contracts. We maintained an average facility occupancy rate of 96.8% for the thirteen weeks ended September 30, 2007 excluding our vacant Michigan and Jena facilities.
Reference is made to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on March 2, 2007, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 31, 2006.
Recent Developments
Re-activation of LaSalle Detention Facility
On July 25, 2007, we announced that the LaSalle Economic Development District (the “LEDD”) had signed a contract with U.S. Immigration and Customs Enforcement (“ICE”) for the housing of up to 1,160 immigration detainees at our Company-owned LaSalle Detention Facility (the “Facility”) located in Jena, Louisiana. We will house and manage the immigration detainee population at the Facility pursuant to an agreement with LEDD.
The intake of 416 detainees began on October 22, 2007. The Facility is expected to ramp-up to 416 detainees by year-end 2007. As announced previously, we are currently expanding the Facility by 744 beds. The 744-bed expansion, which will cost approximately $32.0 million, is expected to be completed by the end of the second quarter of 2008. Following the completion of construction, we will begin intake of the additional 744 detainees. The Facility is expected to ramp-up to full occupancy of 1,160 beds by the end of the third quarter of 2008. The agreement is expected to generate approximately $23.4 million in annualized operating revenues at full occupancy.

Transition of Taft Correctional Institution
On April 26, 2007, we announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which has been managed by us since 1997, to another private operator. The management contract, which was competitively re-bid, was transitioned to the alternative operator effective August 20, 2007.
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

In February 2004, Correctional Services Corporation, now our wholly-owned subsidiary which we refer to as CSC, was awarded a contract by the Department of Homeland Security, Immigration and Customs Enforcement, or ICE, to develop and operate a 1,020- bed detention complex in Frio County, Texas. South Texas Local Development Corporation, referred to as STLDC, a non-profit corporation, was created and issued $49.5 million in taxable revenue bonds to finance the construction of the detention complex. Additionally, CSC provided a $5 million subordinated note to STLDC for initial development costs. We determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require that the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums, are distributed to CSC to cover CSC’s operating expenses and management fee. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center.
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
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements on Form 10-K for the fiscal year ended December 31, 2006.
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
Reserve for Insurance Losses
We currently maintain a general liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim occurring after October 1, 2004. GEO Care, Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.
Since our insurance policies generally have high deductible amounts (including a $3.0 million per claim deductible for general liability, $1.0 million per claim for auto liability and $2.0 million per claim deductible for our workers’ compensation policy), losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.
Certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles of up to $3.8 million. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.
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

Property and Equipment
As of September 30, 2007, we had $740.4 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. Management has reviewed long-lived assets and determined that there was an impairment to the intangible asset acquired in the 2005 CSC acquisition as a result of the termination of the Dickens Correctional Center management contract in July 2007. As of and for the thirteen week and thirty-nine week periods ended September 30, 2007, we wrote off $0.4 million, net of accumulated amortization of $0.1 million, of assets. This amount is included in depreciation and amortization in the accompanying consolidated financial statements and is included in the U.S. Corrections segment. There were no other events requiring impairment loss recognition for the period ended September 30, 2007.
Stock-based Compensation Expense
We account for stock-based compensation in accordance with the provisions of SFAS 123R using the modified prospective method. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.
Commitments and Contingencies
Australia Property Damage
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia (the “Plaintiff”) seeking damages of up to AUS 18 million or $16 million. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we are unable to determine the losses, if any, that we will incur under the litigation should the matter be resolved unfavorably to us. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
Florida Department of Management Services Matter
On May 19, 2006, we, along with Corrections Corporation of America, referred to as CCA, were sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleged that, during the period from 1995 to 2004, we and CCA over billed the State of Florida by an amount of at least $12.7 million by submitting false claims to the State for various items under the management contracts at the our South Bay and Moore Haven, Florida correctional facilities. The complaint appeared to be largely based on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to below as the IG Report, which alleged that the we and CCA over billed the State of Florida by over $12.0 million. On August 10, 2007, the plaintiff voluntarily dismissed to lawsuit. No payment was made by us.

As a result of the set of issues raised by the Florida Inspector General, the Florida Department of Management Services (“DMS”) conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report prepared by us. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We and DMS then agreed to settle this matter for $0.3 million. This amount was accrued at December 31, 2006 and paid in the first quarter of 2007. Subsequently, the Florida Department of Law Enforcement also completed its investigation of this matter and found no wrongdoing on our behalf.
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
Contracts
On April 26, 2007, we announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which we have managed since 1997, to another private operator. The management contract, which was competitively re-bid, will be transitioned to the alternative operator effective August 20, 2007. We do not expect the loss of this contract to have a material adverse effect on our financial condition or results of operations.
In July 2007, we cancelled the Operations and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. We have operated the management contract since the acquisition of CSC in November 2005. We do not expect that the termination of this contract, effective December 28, 2007, will have a significant impact on our results of operations or cash flows.
Insurance claims
We maintain general liability insurance for property damages incurred, property operating costs during downtimes, business interruption and incremental costs incurred during inmate disturbances. In April 2007, we incurred significant damages at one of our managed-only facilities in New Castle, Indiana as a result of a disturbance. The total amount of impairments, losses recognized and expenses incurred has been recorded in the accompanying statements of income as operating expenses and is offset by $1.1 million which we believe is probable of being collected from our insurance carriers. When we and our insurance carrier agree on the final amount of the insurance proceeds we are entitled to, we will also record any excess, should there be any excess, in these accounts.
Construction Projects
Our total commitment for construction projects as of September 30, 2007 is approximately $230 million, of which approximately $48 million has been paid.

RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.
Comparison of Thirteen Weeks Ended September 30, 2007 and Thirteen Weeks Ended October 1, 2006:
Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$169,369	63.4%	$153,877	70.3%	$15,492	10.1%
International Services	33,510	12.6%	26,797	12.3%	6,713	25.1%
GEO Care	30,943	11.6%	19,770	9.0%	11,173	56.5%
Other	33,187	12.4%	18,465	8.4%	14,722	79.7%

Total	$267,009	100.0%	$218,909	100.0%	$48,100	22.0%

U.S. Corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended September 30, 2007 (“Third Quarter 2007”) compared to the thirteen weeks ended October 1, 2006 (“Third Quarter 2006”) is primarily attributable to five items: (i) revenues increased $6.0 million in Third Quarter 2007 due to increases in capacity at the Central Arizona Correctional Facility which was completed in Forth Quarter 2006; (ii) revenues increased $3.1 million in Third Quarter 2007 as a result of capacity increases in Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $0.9 million in Third Quarter 2007 due to the commencement of our contract with the Arizona Department of Corrections (“ADOC”) at our New Castle, Indiana facility in March 2007; (iv) revenues increased $2.5 million in the Third Quarter 2007 as a result of the capacity increases in August 2006 in our South Texas Detention Complex and capacity increases in December 2006 in our Northwest Detention Center located in Tacoma, Washington and (v) other revenue increases due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.
The number of compensated mandays in U.S. corrections facilities increased to 3.7 million in Third Quarter 2007 from 3.4 million in Third Quarter 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.4% of capacity in Third Quarter 2007 compared to 97.7% in Third Quarter 2006, excluding our vacant Michigan and Jena facilities due in part to a delay in the ramp-up of the New Castle contract.
International Services
The increase in revenues for international services facilities in the Third Quarter 2007 compared to the Third Quarter 2006 was primarily attributable to the following items: (i) The United Kingdom revenues increased approximately $2.1 million due to favorable exchange rates and a capacity increase and increase in revenues from the acquisition of Recruitment Solutions International in the Fourth Quarter of 2006; (ii) Australian revenues increased approximately $4.3 million due to favorable fluctuations in foreign currency exchange rates during the period, contractual adjustments for inflation, the three-year renewal of the contract for the Fulham Correctional Centre at favorable terms and an increase of 50 beds at the Junee Correctional Centre; and (iii) South African revenues increased by approximately $0.3 million due to contractual adjustments for inflation and favorable exchange rates in the Third Quarter 2007.
The number of compensated mandays in international services facilities increased to 503,975 in Third Quarter 2007 from 501,335 million in Third Quarter 2006. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 98.5% of capacity in both the Third Quarter 2007 and the Third Quarter 2006.
GEO Care
The increase in revenues for GEO Care in the Third Quarter 2007 compared to the Third Quarter 2006 is primarily attributable to three items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced operations in July 2006, contributed revenues of $5.8 million, an increase of $1.9 over the same period last year; (ii) the Treasure Coast Forensic Center in Martin County, Florida, which commenced operations in First Quarter 2007 and increased revenues by $5.2 million; (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 increased revenues by $3.1 million.
Other
The increase in revenues from other activities is mainly due to an increase in construction activities in the Third Quarter 2007 compared to the Third Quarter 2006 and is primarily attributable to four items: (i) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $15.6 million; (ii) the construction of the South Florida Evaluation and Treatment Center that we are building in Miami, Florida, which commenced construction in November 2005 and increased revenues by $8.1 million; (iii) the construction of the Florida Civil Commitment Center located in Arcadia, Florida which commenced construction in November 2006 and increased revenues by $5.5 million offset by (iv) a reduction in the construction activity related to Graceville Correctional Facility located in Graceville, Florida, which we commenced construction in February 2006 by $10.8 million.
Operating Expenses

		% of Segment		% of Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$125,684	74.2%	$122,581	79.7%	$3,103	2.5%
International Services	30,674	91.5%	24,013	89.6%	6,661	27.7%
GEO Care	27,251	88.1%	16,921	85.6%	10,330	61.0%
Other	32,903	99.1%	18,256	98.9%	14,647	80.2%

Total	$216,512	81.1%	$181,771	83.0%	$34,741	19.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other.”
U.S. Corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Operating expense as a percentage of revenues decreased in Third Quarter 2007 compared to Third Quarter 2006 due to higher margins at certain facilities as well as the overall increase in revenue during the Third Quarter 2007.
International Services
Operating expenses for international services facilities increased in the Third Quarter 2007 compared to the Third Quarter 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The Campsfield House contract increased operating expenses in the United Kingdom by $2.2 million. Australian operating expenses also increased by $4.3 million mainly due to fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations and South African operating expenses increased $0.2 million for the Third Quarter 2007 compared to the Third Quarter 2006.
GEO Care
Operating expenses for residential treatment increased approximately $9.5 million during Third Quarter 2007 from Third Quarter 2006 primarily due to the new contracts discussed above. Operating expense as a percentage of revenues increased in Third Quarter 2007 as compared to Third Quarter 2006 primarily due to start-up costs related to new contracts at the Florida Civil Commitment Center, Treasure Coast Forensic Center and the South Florida Evaluation and Treatment Center.
Other
Other increased $14.6 million during the Third Quarter 2007 compared to the Third Quarter 2006 primarily due to the four construction contracts discussed above.

Other Unallocated Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$16,054	6.0%	$14,073	6.4%	$1,981	14.1%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by approximately $2.0 million in Third Quarter 2007 compared to Third Quarter 2006, however decreased slightly as a percentage of revenues due to the overall increase in revenue during Third Quarter 2007. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non Operating Expenses
Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,296	0.9%	$2,783	1.3%	$(487)	(17.5)%
Interest Expense	$8,351	3.1%	$6,587	3.0%	$1,764	26.8%
The decrease in interest income is primarily due to lower average invested cash balances.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CPT acquisition, as well as the increase in LIBOR rates.
Provision (Benefit) for Income Taxes

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$7,385	2.8%	$4,854	2.2%	$2,531	52.1%
The income tax expense is based on an estimated annual effective tax rate of approximately 38% for the Third Quarter 2007 and 2006.
Comparison of Thirty-nine Weeks Ended September 30, 2007 and Thirty-nine Weeks Ended October 1, 2006:
Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$502,765	66.0%	$451,358	73.6%	$51,407	11.4%
International services	95,672	12.6%	74,814	12.2%	20,858	27.9%
GEO Care	82,590	10.8%	50,202	8.2%	32,388	64.5%
Other	81,168	10.6%	37,104	6.0%	44,064	118.8%

Total	$762,195	100.0%	$613,478	100.0%	$148,717	24.2%

U.S. Corrections
The increase in revenues for U.S. corrections facilities in the thirty-nine weeks ended September 30, 2007 (“Nine Months 2007”) compared to the thirty-nine weeks ended October 1, 2006 (“Nine Months 2006”) is primarily attributable to five items: (i) revenues increased $15.7 million in 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $8.5 million in 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $5.5 million in 2007 as a result of the capacity increases in August 2006 in our South Texas Detention Facility; and in December 2006 in our Northwest Detention Center, located at Tacoma, Washington; (iv) revenues increased $1.2 million due to the commencement of our contract with the Arizona Department of Corrections (“ADOC”) located in New Castle, Indiana in March 2007 and (v) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.

The number of compensated mandays in U.S. corrections facilities increased to 11.0 million in Nine Months 2007 from 9.9 million in Nine Months 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.7% of capacity in Nine Months 2007 compared to 97.2% in Nine Months 2006, excluding our vacant Michigan and Jena facilities (reactivated June 2007).
International Services
The increase in revenues for international services facilities in the Nine Months 2007 compared to the Nine Months 2006 was primarily due to following items: (i) South African revenues increased by approximately $1.1 million due to a contractual adjustment for inflation; (ii) Australian revenues increased approximately $10.6 million due to the overall favorable fluctuations in foreign currency exchange rates during the period, contractual adjustments for inflation and improved terms; and (iii) The United Kingdom revenues increased approximately $9.1 million due to favorable fluctuations in foreign currency exchange rates, a construction project which began in Fourth Quarter 2006 and the acquisition by our U.K. subsidiary of Recruitment Solutions International also occurring in the Fourth Quarter 2006.
The number of compensated mandays in international services facilities remained constant at 1.5 million for Nine Months 2007 and Nine Months 2006. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 99.3% of capacity in Nine Months 2007 compared to 97.9% in Nine Months 2006.
GEO Care
The increase in revenues for GEO Care in the Nine Months 2007 compared to the Nine Months 2006 is primarily attributable to five items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and increased revenues of $12.5 million; (ii) the Treasure Coast Forensic Center in Martin County, Florida, which commenced operations in First Quarter 2007 and increased revenues by $9.5 million and (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 increased revenues by $6.8 million.
Other
The increase in revenues from other activities is mainly due to an increase in construction activities in the Nine Months 2007 compared to the Nine Months 2006 and is primarily attributable to four items: (i) the renovation of Treasure Coast Forensic Center located in Martin County, Florida, which we commenced construction in March, 2007 increased revenue by $2.1 million; (ii) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $29.1 million; (iii) the construction of the expansion facility in the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $9.1 million and (iv) the construction of the South Florida Evaluation and Treatment Center that we are building in Miami, Florida, which commenced construction in November 2005 and increased revenues by $17.0 million, offset by $9.8 million in decreased revenue for the Graceville Correctional Facility in Graceville, FL which commenced construction in February 2006.
Operating Expenses

	2007	% of Segment Revenue	2006	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$376,395	74.9%	$361,115	80.0%	$15,280	4.2%
International Services	86,526	90.4%	67,260	89.9%	19,266	28.6%
GEO Care	73,997	89.6%	42,676	85.0%	31,321	73.4%
Other	81,071	99.9%	36,881	99.4. %	44,190	119.8%

Total	$617,989	81.1%	$507,932	82.8%	$110,057	21.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities. Expenses also include construction costs which are included in “Other.”

U.S. Corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. This increase was partially offset by a decrease of $1.1 million in Second Quarter 2007 related to certain contingencies established during purchase accounting for CSC in 2005 that are no longer necessary. Operating expenses as a percentage of revenues decreased in Nine Months 2007 compared to Nine Months 2006 due to higher margins at certain facilities as well as the overall increase in revenue during the Nine Months 2007.
International Services
Operating expenses for international services facilities increased in the Nine Months 2007 compared to the Nine Months 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The Campsfield House contract increased operating expenses in the United Kingdom by $8.7 million. Australian operating expenses also increased by $10.7 million mainly due to unfavorable fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations. South African operating expenses decreased by $0.5 million for the Nine Months 2007 and the Nine Months 2006. Margins in Australia were consistent with margins for the same period in 2006 while margins in South Africa improved due to certain non-reoccurring costs incurred in the comparable period of the prior year partially offset by inflating costs in the current period.
GEO Care
Operating expenses for residential treatment increased approximately $29.9 million during Nine Months 2007 from Nine Months 2006 primarily due to the new contracts discussed above. Operating expenses as a percentage of revenues increased in Nine Months 2007 compared to Nine Months 2006 primarily due to start-up costs related to the new contracts discussed above.
Other
Other expenses increased $44.2 million during the Nine Months 2007 compared to the Nine Months 2006 primarily due to the four construction contracts discussed above.
Other Unallocated Operating Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$46,849	6.1%	$42,374	6.9%	$4,475	10.6%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.5 million in Nine Months 2007 compared to Nine Months 2006, however decreased slightly as a percentage of revenues due to the overall increase in revenue during 2007. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non Operating Expenses
Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$6,536	0.9%	$7,806	1.3%	$(1,270)	(16.3%)
Interest Expense	$28,049	3.7%	$21,995	3.6%	$6,054	27.5%
The decrease in interest income is primarily due to lower average invested cash balances.
The increase in interest expense is primarily attributable to the increase in our debt as a result of the CPT acquisition, as well as the increase in LIBOR rates.
Provision (Benefit) for Income Taxes

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$17,530	2.3%	$11,142	1.8%	$6,388	57.3%

The income tax expense is based on an estimated annual effective tax rate for Nine Months 2007 and 2006 of approximately 38%.
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
We believe that total capital expenditures for 2007 will range between $100 million and $120 million excluding maintenance capital expenditures, approximately $51 million of which we had incurred as of September 30, 2007. In addition, based on current estimates, we anticipate that capital expenditures excluding maintenance capital expenditures will range from $120.0 million to $130.0 million during the next 12 months. These amounts include expenditures relating to the following projects: (i) our construction of the 1,100-bed Aurora ICE Processing Center in Aurora, Colorado for approximately $68.8 million, which is expected to be completed in the third quarter of 2009; (ii) our funding of the expansion of Delaney Hall, a facility which we own as a result of the CPT acquisition but do not operate, for approximately $12.5 million, which is expected to be completed in the first quarter 2008; (iii) our construction of the 1500-bed Rio Grande Detention Center for approximately $85.9 million which is expected to completed in the third quarter of 2008; (iv) our renovation of the 576-bed Robert A. Deyton Detention Facility in Clayton County, GA for approximately $8.9 million; and (v) our 744-bed expansion of the 416 bed LaSalle Detention Facility for approximately $32.1 million which is expected to be completed in the third quarter 2008.
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
With respect to our Senior Credit Facility, as of September 30, 2007, we had $163.2 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $69.0 million outstanding in letters of credit under the Revolver and $81.0 million available under the Revolver. In addition, subject to certain conditions set forth in the Senior Credit Facility, we also have the ability to borrow an additional aggregate amount of $150 million under the term loan portion of our Senior Credit Facility. However, any such additional term loans are not required to be made available under the terms of the Senior Credit Facility and would be subject to adequate lender demand at the time of the loans. We cannot assure that such demand will in fact exist if we desire to incur such additional term loans.
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

In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of September 30, 2007, we had $313.2 million of consolidated debt outstanding, excluding $144.6 million of non-recourse debt and $69.0 million outstanding in letters of credit under our Revolver. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.
Executive Retirement Agreements
We have entered into three executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives has indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our Revolver. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
Description of Long-Term Debt and Derivative Financial Instruments
Senior Debt
The Senior Credit Facility
On January 24, 2007, we completed the refinancing of our Senior Credit Facility. The Company intends to use future borrowings thereunder for general corporate purposes. As of September 30, 2007, we have $163.2 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, $69.0 million outstanding in letters of credit under the Revolver, and $81.0 million available for borrowings under the Revolver.
Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver
Borrowings	LIBOR plus 2.25% or base rate plus 1.25%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings	0.38% to 0.05%.
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
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex. This detention center was acquired in November 2005 from Correctional Services Corporation (“CSC”) who was awarded the contract in February 2004 by the Department of Homeland Security, Bureau of Immigration and Customs Enforcement (“ICE”) for the development and operation of a 1,020-bed detention complex in Frio County, Texas. In order to finance the construction of the detention center, South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. Additionally, CSC provided $5.0 million of subordinated notes to STLDC for initial development.
STLDC is the owner of the complex and entered into a development agreement with CSC to oversee the development of the complex. In addition, STLDC entered into an operating agreement providing CSC the sole and exclusive right to operate and manage the complex. The operating agreement and bond indenture require the revenue from CSC’s contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to CSC to cover operating expenses and management fees. CSC is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to CSC and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.
On February 1, 2007, we made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of September 30, 2007, the remaining balance of the debt service requirement is $45.3 million, of which $4.3 million is due within next twelve months. Also as of September 30, 2007, $15.4 million is included in non-current restricted as funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which CSC completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to CSC and the loan from WEDFA to CSC of Tacoma LLC is non-recourse to CSC.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirty-nine weeks ended September 30, 2007 in relation to the WEDFA bond indenture. As of September 30, 2007, the remaining balance of the debt service requirement is $47.8 million, of which $5.1 is due within the next 12 months.
Included in non-current restricted cash equivalents and investments is $6.7 million as of September 30, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at September 30, 2007, was $4.4 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.0 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN$2.5 million, or approximately $2.5 million, commencing in 2017. We have recorded a liability of approximately $0.7 million related to this exposure as of September 30, 2007 and December 31, 2006. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.
Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003, with long-term debt obligations, which are non-recourse to us and total $54.6 million and $50.0 million at September 30, 2007 and December 31, 2006, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at September 30, 2007, was approximately $4.4 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.

At September 30, 2007, we also have outstanding seven letters of guarantee totaling approximately $6.9 million under separate international facilities.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of September 30, 2007 and December 31, 2006 the fair value of liabilities associated with the swaps totaled approximately $1.1 million and $1.7 million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended September 30, 2007.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of September 30, 2007 and as of December 31, 2006 was approximately $5.2 million and $3.2 million, respectively, and was recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of our interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses of amounts associated with this swap which are currently reported in accumulated other comprehensive income.
Cash Flows
Cash and cash equivalents as of September 30, 2007 were $56.3 million, a decrease of $55.2 million from December 31, 2006.
Cash provided by operating activities of continuing operations for the thirty-nine month period ended September 30, 2007 increased to $41.4 million from $30.0 million for the thirty-nine month period ended October 1, 2006. Cash provided by operating activities of continuing operations in thirty-nine week period ending 2007 was positively impacted by non-cash charges to income for depreciation and amortization offset by an increase in accounts receivable. Cash provided by operating activities of continuing operations in the comparable period of the prior year was positively impacted by increases in accounts payable and also by non-cash charges for depreciation and amortization (although to a lesser extent than in 2007) offset by a negative impact due to an increase in accounts receivable.
Cash used in investing activities amounted to $481.4 million in the Nine Months 2007 compared to cash used in investing activities of $12.5 million in the Nine Months 2006. Cash used in investing activities in the Nine Months 2007 primarily reflects capital expenditures of $68.0 million and the acquisition of CPT, net of cash acquired of $410.4 million in addition to an increase in restricted cash. Cash used in investing activities in the Nine Months 2006 primarily reflects capital expenditures of $25.8 million and an increase in restricted cash of $7.3 million.
Cash provided by financing activities in the Nine Months 2007 amounted to $383.9 million compared to cash provided by financing activities of $25.4 million in the Nine Months 2006. Cash provided by financing activities in the Nine Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $380.0 million related to the CPT acquisition and payments on long-term debt of $218.1 million. Cash provided by financing activities in the Nine Months 2006 reflects proceeds received from equity offering of $100.0 million and proceeds received from employees for the exercise of stock options of $3.8 million offset by payments on long-term debt of $76.1 million.

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
With prison populations growing at 3% to 5% a year, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities increased 10.1% since mid-year 2005 with states such as Texas, Indiana, Colorado and Florida accounting for more than half of the increase. At June 2006, approximately 7.2% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.5% in 2000. In addition to our strong positions in Texas and Florida and in the U.S. market in general, we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa and Australia and the management of the 198-bed Campsfield House Immigration Removal Centre in the United Kingdom beginning in the Second Quarter of 2006, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.
We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2007, we announced 7 new contracts including a contract to reactivate the LaSalle Detention Facility in Jena, Louisiana. The new contracts represent 5,713 new beds. In addition, the Company has announced the expansion of 4 facilities in 2007 which will provide 1,778 additional beds. This compares to the 10 new projects announced in 2006 representing 4,934 new beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State cancelled our Michigan Youth Correctional Facility management contract in 2005 based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2007. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2007 on favorable terms, or at all.
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
We currently have nine projects under various stages of construction with approximately 7,567 beds that will become available upon completion. Subject to achieving our occupancy targets these projects are expected to generate approximately $142 million dollars in combined annual operating revenues when opened between the third quarter of 2007 and the First Quarter of 2008. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 730 additional empty beds available at two of our facilities to meet our customers’ potential future needs for bed space.
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
The amount of unrecognized tax benefits as of January 1, 2007, was $5.7 million. That amount includes $3.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. As a result of a South African tax law change enacted in February 2007, a liability for unrecognized tax benefits in the amount of $2.4 million is no longer required resulting in a material change in unrecognized tax benefits during the First Quarter 2007. The reduction in the liability resulted in an increase to equity in earnings of affiliate for First Quarter 2007. During Second and Third Quarters of 2007 there have been no material change to the amount of unrecognized tax benefits.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Senior Credit Facility of $163.2 million as of September 30, 2007, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $1.6 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar, the South African rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2007, every 10 percent change in historical currency rates would have approximately a $4.3 million effect on our financial position and approximately a $0.8 million impact on our results of operations over the next fiscal year.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Australia Property Damage
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia (the “Plaintiff”) seeking damages of up to approximately AUS 18 million or $16 million as of September 30, 2007. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we are unable to determine the losses, if any, that we will incur under the litigation should the matter be resolved unfavorably to us. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. We have taken no further reserves for any potential losses since it is not possible at this time to estimate the likelihood of loss or amount of potential exposure based on the uncertainties with respect to this matter.
Florida Department of Management Services Matter
On May 19, 2006, we along with Corrections Corporation of America, referred to as CCA, was sued by an individual plaintiff in the Circuit Court of the Second Judicial Circuit for Leon County, Florida (Case No. 2005CA001884). The complaint alleged that, during the period from 1995 to 2004, we and CCA over billed the State of Florida by an amount of at least $12.7 million by submitting false claims to the State for various items under the management contracts at our South Bay and Moore Haven, Florida correctional facilities. The complaint appeared to be largely based on the same set of issues raised by a Florida Inspector General’s Evaluation Report released in late June 2005, referred to below as the IG Report, which alleged that we and CCA over billed the State of Florida by over $12.0 million. On August 10, 2007, the plaintiff voluntarily dismissed the lawsuit without prejudice. No payment was made by us.
As a result of the set of issues raised by the Florida Inspector General, the Florida Department of Management Services (“DMS”) conducted a detailed analysis of the allegations raised by the IG Report which included a comprehensive written response to the IG Report prepared by us. In September 2005, the DMS provided a letter to us stating that, although its review had not yet been fully completed, it did not find any indication of any improper conduct. On October 17, 2006, DMS provided a letter to us stating that its review had been completed. We and DMS then agreed to settle this matter for $0.3 million. This amount was accrued at December 31, 2006 and paid in the first quarter of 2007. Subsequently, the Florida Department of Law Enforcement also completed its investigation of this matter and found no wrongdoing on our behalf.
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
ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed on March 2, 2007.
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

THE GEO GROUP, INC.
Date: November 9, 2007	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President, Chief Financial Officer (Principal Financial Officer)