Form 10-K
period 2007-12-30
GEO GROUP INC
filed 2008-02-15
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 50,766,973 shares of common stock held by non-affiliates of the registrant as of June 29, 2007 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $29.10 per share) was approximately $1,477,318,914.

As of February 11, 2008 the registrant had 50,951,368 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended December 30, 2007 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2007 annual meeting of shareholders are incorporated by reference into Part III of this report.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Securities	34
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	114
Item 9A.	Controls and Procedures	114
Item 9B.	Other Information	114

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	115
Item 11.	Executive Compensation	115
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
Item 13.	Certain Relationships and Related Transactions and Director Independence	115
Item 14.	Principal Accountant and Fees and Services	115

PART IV
Item 15.	Exhibits and Financial Statement Schedules	115
Signatures		118
EX-3.2 Articles of Amendment to the Amended & Restated Articles of Incorporation dated 10-30-03
EX-3.3 Articles of Amendment to the Amended & Restated Articles of Incorporation dated 11-25-03
EX-3.4 Articles of Amendment to the Amended & Restated Articles of Incorporation dated 9-29-06
EX-3.5 Articles of Amendment to the Amended & Restated Articles of Incorporation dated 5-30-07
EX-10.21 The GEO Group Stock Incentive Plan
EX-21.1 Subsidiaries of the Company
EX-23.1 Consent of Grant Thornton
EX-23.2 Consent of Ernst & Young
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Canada, Australia, South Africa and the United Kingdom. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services, which are operated through our wholly-owned subsidiary GEO Care, Inc., involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.

As of the fiscal year ended December 30, 2007, we managed 59 facilities totaling approximately 50,400 beds worldwide and had an additional 6,800 beds under development at 10 facilities, including the expansion of five facilities we currently operate and five new facilities under construction. We also had approximately 730 additional inactive beds available to meet our customers’ potential future demand for bed space. For the fiscal year ended December 30, 2007, we had consolidated revenues of $1.02 billion and we maintained an average companywide facility occupancy rate of 96.8%.

At our correctional and detention facilities in the U.S. and internationally, we offer services that go beyond simply housing offenders in a safe and secure manner. The services we offer to inmates at most of our managed facilities include a wide array of in-facility rehabilitative and educational programs such as basic education through academic programs designed to improve inmates’ literacy levels and enhance the opportunity to acquire General Education Development certificates and vocational training for in-demand occupations to inmates who lack marketable job skills. We offer life skills/transition planning programs that provide job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. We also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage.

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

Business Segments

We conduct our business through four reportable business segments: our U.S. corrections segment; our International services segment; our GEO Care segment; and our Facility construction and design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. The U.S. corrections segment primarily encompasses our U.S.-based privatized corrections and detention business. The International services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the United Kingdom. International services reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. Our GEO Care segment, which is operated by our wholly-owned subsidiary GEO Care, Inc., comprises our privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. Our facility construction and design segment primarily consists of contracts with various state, local and federal agencies for the design and construction of facilities for which we have management contracts. Financial information about these segments for fiscal years 2007, 2006 and 2005 is contained in “Note 16- Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

Stock Split

On May 1, 2007, our Board of Directors declared a two-for-one stock split of our common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, our shares outstanding increased from 25.4 million to 50.8 million. All share and per share data included in this annual report on Form 10-K have been adjusted to reflect the stock split.

Public Equity Offering

On March 23, 2007, we sold in a follow-on public equity offering 5,462,500 shares of our common stock at a price of $43.99 per share, (10,925,000 shares of our common stock at a price of $22.00 per share after giving effect to the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to us from the offering (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, we utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Third Amended and Restated Credit Agreement (the “Senior Credit Facility”). We used the balance of the proceeds from the offering for general corporate purposes, which included working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.

Acquisition of CentraCore Properties Trust

On January 24, 2007, we acquired CentraCore Properties Trust (“CPT”), a publicly traded real estate investment trust focused on the corrections industry, for aggregate consideration of $421.6 million, inclusive of the payment of approximately $368.3 million in exchange for the common stock and the options, repayment of approximately $40.0 million in pre-existing CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. As a result of the acquisition, we gained ownership of the 7,743 beds we formerly leased from CPT, as well as an additional 1,126 beds leased to third parties. We financed the acquisition through the use of $365.0 million in borrowings under a new term loan and approximately $65.7 million in cash on hand. We recognized $9.1 million in deferred financing costs in connection with the refinancing of the debt. In the first quarter, we used $200.0 million from the proceeds of our March 2007 equity offering to repay a portion of the debt and also wrote off $4.8 million of the related deferred financing fees.

Additional information regarding significant events affecting us during the fiscal year ended December 30, 2007 is set forth in Item 7 below under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.2% in fiscal year 2007. Approximately 67.7% of our 2007 U.S.corrections revenue was derived from ACA accredited facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.

Marketing and Business Proposals

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers are governmental agencies responsible for local, state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom. Other primary customers include state agencies in the U.S. responsible for mental health facilities, and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services business.

Our state and local experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of construction of the facility, in the case of a new facility, or the management of the facility, in the case of an existing facility.

Our federal experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between twelve and eighteen months elapse between the submission of our response and the agency’s award for a contract; and that between four and eighteen weeks elapse between the award of a contract and the commencement of construction of the facility, in the case of a new facility, or the management of the facility in the case of an existing facility.

If the state, local or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and twenty-four months to complete construction, depending on the size and complexity of the project; therefore, management of a newly constructed facility typically commences between ten and twenty-eight months after the governmental agency’s award.

We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. During 2007, we announced eleven new projects representing 8,751 beds compared to the announcement of ten new projects representing 4,934 beds during 2006.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 30, 2007, we had provided services for the design and construction of forty-three facilities and for the redesign and renovation and expansion of twenty-two facilities.

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

We may also act as a source of financing or as a facilitator with respect to the financing of the construction of a facility. In these cases, the construction of such facilities may be financed through various methods including the following:

•	funds from equity offerings of our stock;

•	cash flows from our operations;

•	borrowings by us from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or

•	lease arrangements with third parties.

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

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 21 years, the State of California for 20 years, the State of Texas for approximately 20 years, various Australian state government entities for 16 years and the State of Florida for approximately 14 years. These customers accounted for 60.6% of our consolidated revenues for the fiscal year ended December 30, 2007. Our strong operating track record has enabled us to achieve a high renewal rate for contracts, thereby providing us with a stable source of revenue. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

Diverse, Full-Service Facility Developer and Operator

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

Unique Privatized Mental Health Growth Platform.

We are the only publicly traded U.S. corrections company currently operating in the privatized mental health and residential treatment services business. We believe that our target market of state and county mental health hospitals represents a significant opportunity. Through our GEO Care subsidiary, we have been able to grow this business to 1,700 beds, representing seven contracts and $113.8 million in revenues in 2007, from 325 beds, representing one contract and $31.7 million in revenues in 2004.

Sizeable International Business.

We believe that our international presence gives us a unique competitive advantage that has contributed to our growth. Leveraging our operational excellence in the U.S., our international infrastructure allows us to aggressively target foreign opportunities that our U.S.-based competitors without overseas operations may have difficulty pursuing. Our International service business generated $130.3 million revenue in 2007, representing 12.7% of our consolidated 2007 revenues. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource corrections facilities.

Experienced, Proven Senior Management Team

Our top three senior executives have over 60 years of combined industry experience, have worked together at our company for more than 15 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues have grown from $40.0 million in 1991 to $1.02 billion in 2007. Our Chief Executive Officer, George C. Zoley, is one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational experience and expertise in both the public and private sector.

Regional Operating Structure

We operate three regional U.S. offices and three international offices that provide administrative oversight and support to our correctional and detention facilities and allow us to maintain close relationships with our customers and suppliers. Each of our three regional U.S. offices is responsible for the facilities located within a defined geographic area. We believe that our regional operating structure is unique within the U.S. private corrections industry and provides us with the competitive advantage of having close proximity and direct access to our customers and our facilities. We believe this proximity increases our responsiveness and the quality of our contacts with our customers. We believe that this regional structure has facilitated the rapid integration of our prior acquisitions, and we also believe that our regional structure and international offices will help with the integration of any future acquisitions.

Business Strategies

Provide High Quality, Essential Services at Lower Costs

Our objective is to provide federal, state and local governmental agencies with high quality, essential services at a lower cost than they themselves could achieve. We have developed considerable expertise in the management of facility security, administration, rehabilitation, education, health and food services. Our quality is recognized through many accreditations including that of the American Correctional Association, which has certified facilities representing approximately 67.7% of our U.S. corrections revenue as of year-end 2007.

Maintain Disciplined Operating Approach

We manage our business on a contract by contract basis in order to maximize our operating margins. We typically refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. In addition, we generally do not engage in facility development without having a corresponding management contract award in place, although we may opt to do so in select situations when we believe attractive business development opportunities may become available at a given location. We have also elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

Expand Into Complementary Government-Outsourced Services

We intend to capitalize on our long term relationships with governmental agencies to become a more diversified provider of government-outsourced services. These opportunities may include services which leverage our existing competencies and expertise, including the design, construction and management of large facilities, the training and management of a large workforce and our ability to service the needs and meet the requirements of government customers. We believe that government outsourcing of currently internalized functions will increase largely as a result of the public sector’s desire to maintain quality service levels amid governmental budgetary constraints. We believe that our successful expansion into the mental health and residential treatment services sector through GEO Care is an example of our ability to deliver higher quality services at lower costs in new areas of privatization.

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive.

Selectively Pursue Acquisition Opportunities

We consider acquisitions that are strategic in nature and enhance our geographic platform on an ongoing basis. On November 4, 2005, we acquired Correctional Services Corporation, or CSC, bringing over 8,000 additional adult correctional and detention beds under our management. On January 24, 2007, we acquired CentraCore Properties Trust, or CPT, bringing the 7,743 beds we had been leasing from CPT, as well as an additional 1,126 beds leased to third parties, under our ownership. We plan to continue to review acquisition opportunities that may become available in the future, both in the privatized corrections, detention, mental health and residential treatment services sectors, and in complementary government-outsourced services areas.

Facilities

The following table summarizes certain information with respect to facilities that GEO (or a subsidiary or joint venture of GEO) operated under a management contract or had an award to manage as of December 30, 2007:

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term, Respectively	Duration	Option	Ownership

Domestic Contracts:

Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	October 2003	3 years	One, Two-year	Manage only

Arizona State Prison Florence West Florence, AZ	750	ADC	State DUI/RTC Correctional Facility	Minimum	October 2002	10 years	Two, Five-year	Lease

Central Arizona Correctional Facility Florence, AZ	1,000	ADC	State Sex Offender Correctional Facility	Minimum/ Medium	December 2006	10 years	Two, Five-year	Lease

Arizona State Prison Phoenix West Phoenix, AZ	450	ADC	State DWI Correctional Facility	Minimum	July 2002	10 years	Two, Five-year	Lease

Aurora ICE Processing Center Aurora, CO	400 +1,100 expansion	ICE	Federal Detention Facility	Minimum/ Medium	October 2006	8 months	Four, One-year	Own

Bill Clayton Detention Center Littlefield, TX	370	Littlefield, TX/ Idaho DOC	Local/State Correctional/ Detention Facility	Minimum/ Medium	January 2004/ July 2006	10 years 2 years	Two, Five-year Unlimited One-year	Manage Only

Bridgeport Correctional Center Bridgeport, TX	520	TDCJ	State Correctional Facility	Minimum	September 2005	3 year	Two, One-year	Manage Only

Bronx Community Re-entry Center Bronx, NY	120	BOP	Federal Halfway House	Minimum	October 2007	2 years	Three, One-year	Lease

Brooklyn Community Corrections Center Brooklyn, NY	174	BOP	Federal Halfway House	Minimum	February 2005	2 years	Three, One-year	Lease

Broward Transition Center Deerfield Beach, FL	600	ICE	Federal Detention Facility	Minimum	October 2003	1 year	Four, One-year	Own

Central Texas Detention Facility San Antonio, TX(2)	688	Bexar County/ICE & USMS	Local & Federal Detention Facility	Minimum/ Medium	October 1996/ June 1993/ January 1983	3 years	One, Two-year One, One-year	Lease- County

Central Valley MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	15 years (revised term)	N/A	Own

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum	January 2004	3 year	Two, One-year	Manage Only

Desert View MCCF Adelanto, CA	643	CDCR	State Correctional Facility	Medium	March 1997	15 years (revised term)	N/A	Own

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term, Respectively	Duration	Option	Ownership

East Mississippi Correctional Facility Meridian, MS	1,000 + 500 expansion	MDOC/IGA	State Correctional Facility	All Levels	September 2006	2 years	Two, One-year	Manage only

Fort Worth Community Corrections Facility Fort Worth, TX	225	TDCJ	State Halfway House	Minimum	September 2003	2 years	Two, Two-year	Leased

Frio County Detention Center Pearsall, TX(2)	391	Frio County/ Other Counties	Local Detention Facility	All Levels	November 1997	12 years	One, Five-year	Part Leased/ Part Owned

George W. Hill Correctional Facility Thornton, PA	1,883	Delaware County	Local Detention Facility	All Levels	June 2006	18 months	Successive, Two-year	Manage Only

Golden State MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	15 years (revised term)	N/A	Own

Graceville Correctional Facility Graceville, FL	1,500 + 384 expansion	DMS	State Correctional Facility	Medium/ Close	September 2007	3 years	Two-year	Manage Only

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	Guadalupe County/NMCD	Local/State Correctional Facility	Medium	January 1999	3 years (revised term)	Five, one-year extensions beginning 2004	Own

Jefferson County Downtown Jail Beaumont, TX(2)	500	Jefferson County/ TDCJ/ ICE/USMS	Local/State Federal Detention Facility	All Levels	May 1998 August 2005 April 2001	Various Month to month/ Perpetual	Unlimited, One-month	Manage Only

Karnes Correctional Center Karnes City, TX(2)	679	Karnes County/ ICE & USMS	Local & Federal Detention Facility	All Levels	May 1998 Feb 1998	Perpetual	N/A	Own

LaSalle Detention Facility Jena, LA(2)	416 + 744 expansion	LEDD/ ICE	Federal Detention Facility	Minimum/ Medium	July 2007	Perpetual until terminated	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 years	Ten, One-year	Manage Only

Lawton Correctional Facility Lawton, OK	2,518	ODOC	State Correctional Facility	Medium	July 2003	1 year	Four, One-year	Own

Lea County Correctional Facility Hobbs, NM(3)	1,200	Lea County/ NMCD	Local/State Correctional Facility	All Levels	September 1998 /May 1998	5 years	Five, One-year beginning 2003	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2004	3 years	Two, One-year	Manage Only

Marshall County Correctional Facility Holly Springs, MS	1,000	MDOC	State Correctional Facility	Medium	September 2006	2 years	Two, One-year	Manage Only

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term, Respectively	Duration	Option	Ownership

Maverick County Detention Facility Maverick, TX(2)	654	Maverick County	Local Correctional Facility	Medium	TBD	3 Years	Unlimited, Two-year	Manage Only

McFarland CCF McFarland, CA	224	CDCR	State Correctional Facility	Minimum	January 2006	5 years	Two, Five-year	Own

Migrant Operations Center Guantanamo Bay NAS, Cuba	130	ICE	Federal Migrant Center	Minimum	November 2006	11 Months	Four, One-year	Manage Only

Moore Haven Correctional Facility Moore Haven, FL	985	DMS	State Correctional Facility	Medium	July 2007	3 years	Unlimited, Two-year	Manage Only

Montgomery County Detention Facility Montgomery, TX(2)	1,100	Montgomery County	Local Correctional Facility	Medium	TBD	2 years	Unspecified number of 2 year options	Manage Only

New Castle Correctional Facility New Castle, IN(2)	2,416	IDOC	State Correctional Facility	All	January 2006	4 years	Three, Two-year	Manage Only

Newton County Correctional Center Newton, TX	872	Newton County/ TDCJ	Local/State Correctional Facility	All Levels	February 2002	5 years init term thru 8/31/07	Two, Five-year	Manage Only

Northeast New Mexico Detention Facility Clayton, NM	625	Clayton/ NMCD	Local/State Correctional Facility	Medium	TBD	22 years/ 5 years	Five, One-year	Manage Only

North Texas ISF Fort Worth, TX	400	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Four, One-year	Lease

Northwest Detention Center Tacoma, WA	1,000	ICE	Federal Detention Facility	All Levels	April 2004	1 year	Four, One-year	Own

Queens Detention Facility Jamaica, NY	222	OFDT/USMS	Federal Detention Facility	Minimum/ Medium	1/08 (new)	2 year	Four, 2-year	Own(7)

Reeves County Detention Complex R1/R2 Pecos, TX(2)	2,407	Reeves County/ BOP	Federal Correctional Facility	Low	Feb 2007 BOP 2007	CO - 10 years 4 yr	Unlimited, Co ten yr 32-yr op	Manage Only

Reeves County Detention Complex R3 Pecos, TX(2)	1,356	Reeves County/BOP	Federal Correctional Facility	Low	Co January 2007 BOP Jan 2007	10 years 4 yr	Unlimited, Ten-year 32- yr op	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	OFDT/ USMS	Federal Correctional Facility	Medium	N/A	5 years	Three, Five-year	Own

Rivers Correctional Institution Winton, NC	1,200	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	576	Clayton County	Detention Facility	Medium	April 2007	20 years	Two, Five year	Lease & Manage

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term, Respectively	Duration	Option	Ownership

Sanders Estes Unit Venus, TX	1,040	TDCJ	State Correctional Facility	Minimum	January 2004	3 years	Two, One-year	Manage Only

South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional Facility	Medium/ close	July 2006	3 years	Unlimited, Two-year	Manage Only

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention Facility	All	June 2005	1 year	Four, One-year	Own

South Texas ISF Houston, TX	450	TDCJ	State Intermediate Sanction Facility	Medium	March 2004	3 years	Two, One-year	Lease

Tri-County Justice & Detention Center Ullin, IL(2)	226	Pulaski County/ ICE/USMS	Local & Federal Detention Facility	All Levels	Co - July 2004 USMS 4/1999	6 years perpetual	Two, Five-year	Manage Only

Val Verde Correctional Facility Del Rio, TX(2)	1,451	Val Verde County/ USMS/ ICE	Local & Federal Detention Facility	All Levels	January 2001	20 years	Unlimited, Five-year	Own

Western Region Detention Facility at San Diego San Diego, CA	700	OFDT/ USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease

International Contracts: Arthur Gorrie Correctional Centre Wacol, Australia	890	QLD DCS	Reception & Remand Centre	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	717/ 68	VIC MOC	State Prison	Minimum/ Medium	September 2005	3 years	Four, Three-year	Lease

Junee Correctional Centre Junee, Australia	790	NSW	State Prison	Minimum/ Medium	April 2001	5 years	One Three-year	Manage Only

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	July 1999	25 years	None	Manage Only

Melbourne Custody Centre Melbourne, Australia	67	VIC CC	State Jail	All Levels	March 2005	3 years	Two, One-year	Manage Only

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	December 2003	3 years	Four, Six-months	Manage Only

Campsfield House Immigration Removal Centre Kidlington, England	215	UK Home Office of Immigration	Detention Centre	Minimum	May 2006	3 years	One, Two-year	Manage Only

GEO Care: Florida Civil Commitment Center Arcadia, FL	680	DCF	State Civil Commitment	All Levels	July 2006	5 years	Three, Five-year	Manage Only

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Type of
& Location(1)	Capacity	Customer	Type	Level	Term, Respectively	Duration	Option	Ownership

Palm Beach County Jail Palm Beach, FL	N/A	PBC as Subcontractor to Healthcare Armor	Mental Health Services to County Jail	All Levels	May 2006	5 years	N/A	Manage Only

South Florida State Hospital Pembroke Pines, FL	335	DCF	State Psychiatric Hospital	Mental Health	July 2003	5 years	Three, Five-year	Manage Only

Fort Bayard Medical Center Ft. Bayard, NM(6)	230	State of NM, Department of Health	Special Needs Long-Term Care Facility	Special Needs & Long-Term Care	November 2005	2 years	Four, Five-year	Manage Only

South Florida Evaluation and Treatment Center Miami, FL	213	DCF	State Forensic Hospital	Mental Health	July 2005	5 years	Three, Five-year	Manage Only

South Florida Evaluation and Treatment Center - Annex Miami, FL	100	DCF	State Forensic Hospital	Mental Health	March 2007	5 years	One, Five-year	Manage Only

Treasure Coast Forensic Treatment Center Stuart, FL	175	DCF	State Forensic Hospital	Mental Health	April 2007	5 years	One, Five-year	Manage Only

Customer Legend:

Abbreviation	Customer

LA DPS&C	Louisiana Department of Public Safety & Corrections
ADC	Arizona Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
TDCJ	Texas Department of Criminal Justice
CDCR	California Department of Corrections & Rehabilitation
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
DMS	Florida Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
IDOC	Indiana Department of Correction
QLD DCS	Department of Corrective Services of the State of Queensland
OFDT	Office of Federal Detention Trustee
VIC MOC	Minister of Corrections of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families
Idaho DOC	Idaho Department of Corrections

(1)	GEO also owns a facility in Baldwin, MI that was not in use during fiscal year 2007. This facility remains inactive. See Note 1 of the Financial Statements.

(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.

(3)	GEO has a five-year contract with four one-year options to operate this facility on behalf a county. The county, in turn, has a one-year contract, subject to annual renewal, with the state to house state prisoners at the facility. In the event that the relationship between the county and the state is terminated, our contract to operate the respective facility may be terminated.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to nine (9) government-operated prisons under this contract.

(6)	This contract had expired by December 30, 2007 and is currently under negotiation. We are still providing services under this contract and are undertaking efforts to renew our agreement in the first quarter of 2008.

New Project Activations

The following table shows new projects that were activated during the fiscal year ended December 30, 2007:

Facility	Location	Beds	Client	Start Date

Reeves County Detention Complex Expansions	Pecos, Texas	803	Federal Bureau of Prisons	Jan-07
Northwest Detention Center	Tacoma, Washington	200	U.S. Immigration & Customs Enforcement	Jan-07
Broward Transition Center	Deerfield Beach, Florida	150	U.S. Immigration & Customs Enforcement	Jan-07
South Florida Evaluation & Treatment Center Annex	Miami, Florida	100	Florida Department of Children & Families	Mar-07
New Castle Correctional Facility Inmate Contract	New Castle, Indiana	1,260	Arizona Department of Corrections	Mar-07
Treasure Coast Forensic Treatment Center	Indiantown, Florida	175	Florida Department of Children & Families	Apr-07
Moore Haven Correctional Facility Expansion	Moore Haven, Florida	235	Florida Department of Management Services	Jul-07
Graceville Correctional Facility	Graceville, Florida	1,500	Florida Department of Management Services	Sep-07
LaSalle Detention Facility	Jena, Louisiana	416	U.S. Immigration & Customs Enforcement	Oct-07
Val Verde Correctional Facility Expansion	Del Rio, Texas	576	U.S. Marshals Service	Dec-07

Total		5,415

Contract Terminations

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

Dickens County Correctional Center

In July 2007, we cancelled the Operations and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. The cancellation became effective on December 28, 2007. We have operated the management contract since the acquisition of CSC in November 2005. We do not expect that the termination of this contract to have a material adverse effect on our financial condition or results of operations.

Coke County Juvenile Justice Center

On October 2, 2007, we received notice of the termination of our contract with the Texas Youth Commission for the housing of juvenile inmates at the 200-bed Coke County Juvenile Justice Center located in Bronte, Texas. We are in the preliminary stages of reviewing the termination of this contract. However, we do not expect the termination, or any liability that may arise with respect to such termination, to have a material adverse effect on our financial condition or results of operations.

Government Contracts — Terminations, Renewals and Competitive Re-bids

Generally, we may lose our facility management contracts due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. See “Risk Factors — “We are subject to the loss of our facility management contracts due to terminations, non-renewals or re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers”.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 30, 2007, 18 of our facility management contracts representing 14,896 beds are scheduled to expire on or before December 31, 2008, unless renewed by the customer at its sole option. These contracts represented 24% of our consolidated revenues for the fiscal year ended December 31, 2007. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than in those in existence prior to the renewals.

We define competitive re-bids as contracts currently under our management which we believe, based on our experience with the customer and the facility involved, will be re-bid to us and other potential service providers in a competitive procurement process upon the expiration or termination of our contract, assuming all renewal options are exercised. Our determination of which contracts we believe will be competitively re-bid may in some cases be subjective and judgmental, based largely on our knowledge of the dynamics involving a particular contract, the customer and the facility involved. Competitive re-bids may result from the expiration of the term of a contract, including the initial fixed term plus any renewal periods, or the early termination of a contract by a customer. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further continuous competitive pricing and other terms for the government customer. Potential bidders in competitive re-bid situations include us, other private operators and other government entities. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future competitive re-bid situations. Also, we cannot assure that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid

2008	4	5,856
2009	7	5,400
2010	5	3,665
2011	6	3,345
2012	5	2,903
Thereafter	24	18,877

	51	40,046

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention and mental health and residential treatment facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. corrections and International services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Cornell Companies, Inc.; Management and Training Corporation; Group 4 Securicor, Global Solutions, and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the mental health and residential treatment services industry. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 30, 2007, we had 11,037 full-time employees. Of such full-time employees, 222 were employed at our headquarters and regional offices and 10,815 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 561 and 1,024 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

At least 240 and 160 hours of training are required for our employees in Australia and South Africa, respectively, before such employees are allowed to work in positions that will bring them into contact with inmates. Our employees in Australia and South Africa receive a minimum of 40 hours of additional training each year. In the United Kingdom, our corrections employees also receive a minimum of 240 hours prior to coming in contact with inmates and receive additional training of approximately 25 hours annually.

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

In addition, certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.

Since our insurance policies generally have high deductible amounts, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because we are significantly self-insured, the amount of our insurance expense is dependent on our claims experience and our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

In April 2007, we incurred significant damages at one of our managed-only facilities in New Castle, Indiana. The total amount of impairments, losses recognized and expenses incurred has been recorded in the accompanying statements of income as operating expenses and is offset by $2.1 million of insurance proceeds we received from our insurance carriers in January 2008.

International Operations

Our international operations for fiscal years 2007 and 2006 consisted of the operations of our wholly-owned Australian subsidiaries, and of our consolidated joint venture in South Africa (South African Custodial Management Pty. Limited, or SACM). Through our wholly-owned subsidiary, GEO Group Australia Pty. Limited, we currently manage five facilities in Australia. We operate one facility in South Africa through SACM. During the fourth quarter of 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. On March 6, 2006, we were awarded a contract to manage the operations of the 198 bed Campsfield House in Kidlington, United Kingdom. We began operations under this contract in the second quarter of 2006. Also in October 2006, we acquired United Kingdom based Recruitment Solutions International (“RSI”) which operated during the fiscal year ended December 30, 2007. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 16 Business Segment and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customers that made up greater than 10% of our consolidated revenues for these years.

Customer	2007	2006	2005

Various agencies of the U.S. Federal Government	26%	30%	27%
Various agencies of the State of Florida	15%	5%	7%

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

We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of December 30, 2007 was $309.3 million, including the current portion of $3.7 million and excluding non recourse debt of $138.0 million and capital lease liability balances of $16.6 million. In addition, as of December 30, 2007, we had $63.5 million outstanding in letters of credit under the revolving loan portion of our senior secured credit facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $86.5 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit Facility and the indenture governing our outstanding 8 1/4% Senior Unsecured Notes, referred to as the Notes.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above. Future indebtedness issued pursuant to our universal shelf registration statement could have rights superior to those of our existing or future indebtedness.

The terms of the indenture governing the Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 30, 2007, we would have had the ability to borrow an additional $86.5 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility and the indenture governing the Notes. In addition, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility and/or the Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. Additionally, on March 13, 2007, we filed a universal shelf registration statement with the SEC, which became effective immediately upon filing. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of an indeterminate aggregate amount of certain of our securities, including debt securities. Such debt securities could have rights superior to those of our existing indebtedness.

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

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to our Senior Credit Facility. Based on estimated borrowings of $162.3 million outstanding under the Senior Credit Facility as of December 30, 2007, a one percent increase in the interest rate applicable to the Senior Credit Facility, would increase our annual interest expense by $1.6 million.

In addition, effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates that coincide with the payment and expiration terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As a result, for every one percent increase in the interest rate applicable to the swap agreements, our annual interest expense would increase by $0.5 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the fiscal year ended December 30, 2007, our subsidiaries accounted for 34.4% of our consolidated revenue, and, as of December 30, 2007, our subsidiaries accounted for 11.4% of our total segment assets.

Risks Related to Our Business and Industry

We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive rebids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

We are exposed to the risk that we may lose our facility management contracts primarily due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to exercise its unilateral option to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 30, 2007, 18 of our facility management contracts representing 14,896 beds are scheduled to expire on or before December 31, 2008, unless renewed by the customer at its sole option. These contracts represented 24% of our consolidated revenues for the fiscal year ended December 31, 2007. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than in those in existence prior to the renewals.

We define competitive as re-bids contracts currently under our management which we believe, based on our experience with the customer and the facility involved, will be re-bid to us and other potential service providers in a competitive procurement process upon the expiration or termination of our contract, assuming all renewal options are exercised. Our determination of which contracts we believe will be competitively re-bid may in some cases be subjective and judgmental, based largely on our knowledge of the dynamics involving a particular contract, the customer and the facility involved. Competitive re-bids may result from the expiration of the term of a contract, including the initial fixed term plus any renewal periods, or the early termination of a contract by a customer. competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further continuous competitive pricing and other terms for the government customer. Potential bidders in competitive re-bid situations include us, other private operators and other government entities. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

For additional information on facility management contracts that we currently believe will be competitively re-bid during each of the next five years and thereafter, please see “Business — Government Contracts — Terminations, Renewals and Re-bids”. The loss by us of facility management contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and mental health facilities, the demand for which is outside our control.

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional, detention and mental health facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Public sector demand for new privatized facilities in our areas of operation lines may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of the concept of privatization, government budgetary constraints, and the number of facilities available for privatization.

In particular, the demand for our correctional and detention facilities and services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth our GEO Care business, including government customer resistance to the privatization of mental health or residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our 40 governmental clients, four customers accounted for over 50% of our consolidated revenues for the fiscal year ended December 30, 2007. In addition, the three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, U.S. Immigration and Customs Enforcement, which we refer to as ICE, and the Marshals Service, accounted for 25.8% of our total consolidated revenues for the fiscal year ended December 30, 2007, with the Bureau of Prisons accounting for 7.4% of our total consolidated revenues for such period, ICE accounting for 10.1% of our total consolidated revenues for such period, and the Marshals Service accounting for 8.3% of our total consolidated revenues for such period. Also, government agencies from the State of Florida accounted for 15.4% of our total consolidated revenues for the fiscal year ended December 30, 2007. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Generally, absent the surfacing concerns regarding the quality of our services, we cannot control occupancy levels at our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

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

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all.

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

Our GEO Care business, which has become a material part of our consolidated revenues, poses unique risks not associated with our other businesses.

Our wholly-owned subsidiary, GEO Care, Inc., operates our mental health and residential treatment services division. This business primarily involves the delivery of quality care, innovative programming and active patient treatment at privatized state mental health facilities, jails, sexually violent offender facilities and long-term care facilities. GEO Care’s business has increased substantially over the last few years, both in general and as a percentage of our overall business. For the fiscal year ended December 30, 2007, GEO Care generated approximately $113.8 million in revenues, representing 11.1% of our consolidated revenues. GEO Care’s business poses several material risks unique to the operation of privatized mental health facilities and the delivery of mental health and residential treatment services that do not exist in our core business of correctional and detention facilities management, including, but not limited to, the following:

•	the concept of the privatization of the mental health and residential treatment services provided by GEO Care has not yet achieved general acceptance by either governments or the public, which could materially limit GEO Care’s growth prospects;

•	GEO Care’s business is highly dependent on the continuous recruitment, hiring and retention of a substantial pool of qualified physicians, nurses and other medically trained personnel which may not be available in the quantities or locations sought, or on the employment terms offered;

•	GEO Care’s business model often involves taking over outdated or obsolete facilities and operating them while it supervises the construction and development of new, more updated facilities; during this transition period, GEO Care may be particularly vulnerable to operational difficulties primarily relating to or resulting from the deteriorating nature of the older existing facilities; and

•	the facilities operated by GEO Care are substantially dependent on government funding, including in some cases the receipt of Medicare and Medicaid funding; the loss of such government funding for any reason with respect to any facilities operated by GEO Care could have a material adverse impact on our business.

Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts. Our business is subject to public scrutiny.

Any negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business.

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

The industry in which we operate is subject to extensive federal, state and local regulation, including educational, environmental, health care and safety laws, rules and regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations affects all areas of our operations. Corrections officers and juvenile care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.

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

In addition to compliance with applicable laws and regulations, our facility management contracts typically have numerous requirements addressing all aspects of our operations which we may not all be able to satisfy. For example, our contracts require us to maintain certain levels of coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. If we do not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. In addition, we are required under our contracts to indemnify the contracting governmental agency for all claims and costs arising out of our management of facilities and, in some instances, we are required to maintain performance bonds relating to the construction, development and operation of facilities. Facility management contracts also typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Failure to properly adhere to the various terms of our customer contracts could expose us to liability for damages relating to any breaches as well as the loss of such contracts, which could materially adversely impact us.

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

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations.

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

For the fiscal year ended December 30, 2007, our international operations accounted for approximately 12.7% of our consolidated revenues. We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.

We conduct our operations in South Africa through joint ventures with third parties and may enter into additional joint ventures in the future. Our joint venture agreements generally provide that the joint venture partners will equally share voting control on all significant matters to come before the joint venture. Our joint venture partners may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

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

In addition, the services we provide are labor-intensive. When we are awarded a facility management contract or open a new facility, depending on the service we have been contracted to provide, we may need to hire operating management, correctional officers, security staff, physicians, nurses and other qualified personnel. The success of our business requires that we attract, develop and retain these personnel. Our inability to hire sufficient qualified personnel on a timely basis or the loss of significant numbers of personnel at existing facilities could have a material effect on our business, financial condition or results of operations.

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

We are currently self-financing a number of large capital projects simultaneously, which exposes us to several material risks.

We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of December 30, 2007, we were in the process of constructing or expanding 13 facilities representing 8,000 total beds, one of which we will lease to another party and 12 of which we will operate. We are providing the financing for six of the 13 facilities, representing 4,700 beds. Total capital expenditures related to these projects is expected to be $249.4 million, of which $102.1 million was completed through year end 2007. We expect to incur at least another approximately $93.8 million in capital expenditures relating to these owned projects through the fiscal year 2009. Additionally, financing for the remaining seven facilities representing 3,300 beds is being provided for by state or counties for their ownership. We are managing the construction of these projects with total costs of $188.4 million, of which $94.8 million has been completed through year end 2007 and $93.6 million remains to be completed through 2009. The concurrent development of these various large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to lose a facility management contract with our customer relating to any such project, or to absorb any losses associated with any delays. Also, with respect to the six owned facilities under development or expansion, we have facility management contracts with respect to 3,600 beds but do not have a contracted user/agency with respect to the remaining 1,100 beds. With respect to the seven facilities under development, which will be managed only facilities, we have facility management contracts with respect to 1,000 beds but do not have a contracted user/agency with respect to the remaining 2,300 beds. While we are working diligently with a number of different customers for the use of these remaining beds and believe that the overall demand for bed space in our industry remains strong, we cannot in fact assure you that contracts for the beds will be secured on a timely basis, or at all. Additionally, we have used our cash from operations to fund owned projects and may in the future finance owned projects with borrowings under our Senior Credit Facility. The large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to refinance our existing indebtedness or incur more indebtedness on terms less favorable than those we currently have in place.

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

If we fail to maintain the adequacy of our internal controls, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as such standards are modified, supplemented or amended from time to time, our exposure to fraud and errors in accounting and financial reporting could materially increase. Also, inadequate internal controls would likely prevent us from concluding on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Such failure to achieve and maintain effective internal controls could adversly impact our business and the price of our common stock.

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

Our corporate offices are located in Boca Raton, Florida, under a 10 1/2 -year lease which was renewed in October 2007. The current lease has two 5-year renewal options and expires in March of 2018. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England through our overseas affiliates to support our Australian, South African, and UK operations, respectively.

See “Facilities” listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia (the “Plaintiff”) seeking damages of up to approximately AUS 18.0 million or $15.8 million as of December 30, 2007. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we are unable to determine the losses, if any, that we will incur under the litigation should the matter be resolved unfavorably to us. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.

On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467)) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We are in the initial stages of investigating this claim. However, following our preliminary review, we believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations.

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

No matters were submitted to a vote of our shareholders during the thirteen weeks ended December 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2007 and 2006 and reflects the effect of the June 1, 2007 stock split. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 11, 2008, was 124 which includes shares held in street name.

	2007		2006
Quarter	High	Low	High	Low

First	$25.00	$18.73	$11.11	$7.37
Second	29.29	23.08	13.22	10.77
Third	32.21	26.55	15.34	10.96
Fourth	31.63	23.10	20.00	14.11

We did not pay any cash dividends on our common stock for fiscal years 2007 and 2006. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. In addition, the indenture governing our $150.0 million 8 1/4% senior notes due in 2013, and our $365.0 million senior credit facility, of which $162.3 was outstanding as of December 30, 2007, also place material restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis, Cash Flow and Liquidity” and “Item 8. Financial Statements — Note 11-Debt” for further description of these restrictions.

We did not buy back any of our common stock during 2007 or 2006. On May 1, 2007, our Board of Directors declared a two-for-one stock split of our common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, our shares outstanding increased from 25.4 million to 50.8 million. All per share amounts have been retro-actively restated to reflect the 2-for-1 stock split.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 30, 2007, including our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, our 2006 Stock Incentive Plan and our 1995 Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	2,770,082	$7.15	225,028

Equity compensation plans not approved by security holders	—	—	—

Total	2,770,082	$7.15	225,028

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

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Wilshire 500 Equity, and
S&P 500 Commercial Services and Supplies Indexes
(Performance through December 30, 2007)

			S&P 500
			Commercial
	The GEO	Wilshire 5000	Services and
Date	Group, Inc.	Equity	Supplies
December 31, 2002	$100.00	$100.00	$100.00
December 31, 2003	$205.22	$131.65	$123.66
December 31, 2004	$239.24	$148.09	$133.17
December 31, 2005	$206.39	$157.53	$139.07
December 31, 2006	$506.57	$182.38	$158.67
December 31, 2007	$756.08	$192.62	$138.23

Assumes $100 invested on December 31, 2002 in The GEO Group, Inc. common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2007		2006		2005		2004		2003

Results of Continuing Operations:
Revenues	$1,024,832	100.0%	$860,882	100.0%	$612,900	100.0%	$593,994	100.0%	$549,238	100.0%
Operating income from continuing operations	95,836	9.4%	64,201	7.5%	7,938	1.3%	38,991	6.6%	29,500	5.4%
Income from continuing operations	$41,265	4.0%	$30,308	3.5%	$5,879	1.0%	$17,163	2.9%	$36,375	6.6%

Income from continuing operations per common share:
Basic:	$.0.87		$0.88		$0.20		$0.61		$0.78

Diluted:	$0.84		$0.85		$0.19		$0.59		$0.77

Weighted Average Shares Outstanding:
Basic	47,727		34,442		28,740		28,152		46,854
Diluted	49,192		35,744		30,030		29,214		47,488
Financial Condition:
Current assets	$264,518		$322,754		$229,292		$222,766		$191,811
Current liabilities	186,432		173,703		136,519		117,478		118,704
Total assets	1,192,634		743,453		639,511		480,326		505,341
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	309,273		154,259		220,004		198,204		245,086
Shareholders’ equity	$527,705		$248,610		$108,594		$99,739		$77,325
Operational Data:
Contracts/awards	77		73		59		47		43
Facilities in operation	59		62		56		41		38
Design capacity of contracts	57,965		54,548		48,370		34,813		38,287
Compensated resident days(2)	16,982,518		15,788,208		12,607,525		12,458,102		11,389,821

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have not been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 4 Discontinued Operations.”

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year. Amounts exclude compensated resident days for United Kingdom for fiscal years 2003 to 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Item 1A. Risk Factors,” and “Forward-Looking Statements — Safe Harbor” below. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

As of the fiscal year ended December 30, 2007, we managed 59 facilities totaling approximately 50,400 beds worldwide and had an additional 6,800 beds under development at 10 facilities, including the expansion of five facilities we currently operate and five new facilities under construction. We also had approximately 730 additional inactive beds available to meet our customers’ potential future demand for bed space. For the fiscal year ended December 30, 2007, we had consolidated revenues of $1.02 billion and we maintained an average companywide facility occupancy rate of 96.8%.

Recent Developments

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

As a result of the Merger, each share of common stock of CPT was converted into the right to receive $32.5826 in cash, inclusive of a pro-rated dividend for all quarters or partial quarters for which CPT’s dividend had not yet been paid as of the closing date. In addition, each outstanding option to purchase CPT common stock having an exercise price less than $32.00 per share was converted into the right to receive the difference between $32.00 per share and the exercise price per share of the option, multiplied by the total number of shares of CPT common stock subject to the option. We paid an aggregate purchase price of approximately $421.6 million for the acquisition of CPT, inclusive of the payment of approximately $368.3 million in exchange for the common stock and the options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $65.7 million in cash on hand. We deferred debt issuance costs of $9.1 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the acquisition we no longer have ongoing lease expense related to the properties we previously leased from CPT. However, we have had an increase in depreciation expense reflecting our ownership of the properties and also have higher interest expense as a result of borrowings used to fund the acquisition. We expect any future adjustments to goodwill as a result of tax elections to be finalized in the first quarter of 2008. Such changes, if any, may result in additional adjustments to goodwill.

Stock Split

On May 1, 2007, our Board of Directors declared a two-for-one stock split of our common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, our shares outstanding increased from 25.4 million to 50.8 million. All share and per share data included in this annual report on Form 10-K have been adjusted to reflect the stock split.

Public Offering

On March 23, 2007, we sold in a follow-on public equity offering 5,462,500 shares of our common stock at a price of $43.99 per share, (10,925,000 shares of our common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to us from the offering (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, we utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Senior Credit Facility. We used a portion of the proceeds from the offering for general corporate purposes, which included working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Certain of our contracts have provisions upon which a portion of the revenue is based on our performance of certain targets, as defined in the specific contract. In these cases, we recognize revenue when the amounts are fixed and determinable and the time period over which the conditions have been satisfied has lapsed. In many instances, we are a party to more than one contract with a single entity. In these instances, each contract is accounted for separately.

Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the cost incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. When evaluating multiple element arrangements, we follow the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes.

In instances where we provide project development services and subsequent management services, the amount of the consideration from an arrangement is allocated to the delivered element based on the residual method and the elements are recognized as revenue when revenue recognition criteria for each element is met. The fair value of the undelivered elements of an arrangement is based on specific objective evidence.

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

In addition, certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring our facilities to full replacement value.

Since our insurance policies generally have high deductible amounts, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because we are significantly self-insured, the amount of our insurance expense is dependent on our claims experience and our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

In April 2007, we incurred significant damages at one of our managed-only facilities in New Castle, Indiana. The total amount of impairments, losses recognized and expenses incurred has been recorded in the accompanying consolidated statement of income as operating expenses and is offset by $2.1 million of insurance proceeds we received from our insurance carriers in the first quarter of 2008.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not “ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Property and Equipment

As of December 30, 2007, we had approximately $783.6 million in long-lived property and equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. In July 2007, we terminated our contract with Dickens County for the operation of the Dickens County Correctional Center. As a result, we wrote-off our intangible asset related to the facility of $0.4 million (net of accumulated amortization of $0.1 million). The impairment charge is included in depreciation and amortization expense in the accompanying consolidated statements of income for the fiscal year ended December 30, 2007. Management has reviewed its long-lived assets and determined that there are no other events requiring impairment loss recognition for the period ended December 30, 2007.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of FAS 123R. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Contract Terminations

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

In July 2007, we cancelled the Operations and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. The cancellation became effective on December 28, 2007. We have operated the management contract since the acquisition of CSC in November 2005. We do not expect the termination of this contract to have a material adverse effect on our financial condition or results of operations.

On October 2, 2007, we received notice of the termination of our contract with the Texas Youth Commission for the housing of juvenile inmates at the 200-bed Coke County Juvenile Justice Center located in Bronte, Texas. We are in the preliminary stages of reviewing the termination of this contract. However, we do not expect the termination, or any liability that may arise with respect to such termination, to have a material adverse effect on our financial condition or results of operations.

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

The discussion of our results of operations below excludes the results of our discontinued operations for all periods presented.

For the purposes of the discussion below, “2007” means the 52 week fiscal year ended December 30, 2007, “2006” means the 52 week fiscal year ended December 31, 2006, and “2005” means the 52 week fiscal year ended January 1, 2006.

Overview

2007 versus 2006

Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$671,957	65.6%	$612,810	71.2%	$59,147	9.7%
International services	130,317	12.7%	103,553	12.0%	26,764	25.8%
GEO Care	113,754	11.1%	70,379	8.2%	43,375	61.6%
Facility construction and design	108,804	10.6%	74,140	8.6%	34,664	46.8%

Total	$1,024,832	100.0%	$860,882	100.0%	$163,950	19.0%

U.S. corrections

The increase in revenues for U.S. corrections in 2007 compared to 2006 is primarily attributable to six items: (i) revenues increased $21.3 million in 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $16.9 million in 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $5.3 and $5.0 million in 2007, respectively, as a result of the capacity increases in August 2006 in our South Texas Detention Complex and in December 2006 in our Northwest Detention Center, located at Tacoma, Washington; (iv) revenues increased $6.6 million due to the commencement of our contract with the Arizona Department of Corrections (“ADC”) located in New Castle, Indiana in March 2007; (v) revenues increased by $5.4 million due to the opening of our Graceville facility in September 2007; and (vi) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.

The number of compensated mandays in U.S. corrections facilities increased to 14.6 million in 2007 from 13.4 million in 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.5% of capacity in 2007 compared to 96.0% in 2006, excluding our vacant Northlake Correctional Facility in Baldwin, Michigan, referred to as the “Michigan” facility in 2007 and 2006 and our vacant Jena facility in 2006 (reactivated June 2007).

International services

The increase in revenues for International services facilities in 2007 compared to 2006 was primarily due to the following items: (i) South African revenues increased by approximately $1.3 million due to a contractual adjustment for inflation; (ii) Australian revenues increased approximately $15.0 million due to favorable fluctuations in foreign currency exchange rates during the period, contractual adjustments for inflation and improved terms and an increase of 50 beds at the Junee Correctional Centre; and (iii) United Kingdom revenues increased approximately $10.4 million primarily due to the operations at Campsfield House which began in the second quarter of 2006, a construction project which began in the Fourth Quarter 2006, the acquisition by our U.K. subsidiary of Recruitment Solutions International also occurring in the Fourth Quarter 2006, and favorable fluctuations in foreign currency exchange rates.

The number of compensated mandays in International services facilities remained constant at 2.0 million 2007 and 2006. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our International services facilities was 98.2% of capacity in 2007 compared to 98.1% in 2006.

GEO Care

The increase in revenues for GEO Care in 2007 compared to 2006 is primarily attributable to three items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and increased revenues by $14.2 million; (ii) the Treasure Coast Forensic Treatment Center in Martin County, Florida, which commenced operations in First Quarter 2007 and increased revenues by $14.7 million and (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 and increased revenues by $9.9 million.

Facility Construction and Design

The increase in revenues from construction activities is primarily attributable to four items: (i) the renovation of Treasure Coast Forensic Treatment Center located in Martin County, Florida, in March, 2007 increased revenues by $2.3 million; (ii) the construction of the Clayton Correctional facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $36.9 million; (iii) the construction of the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $15.7 million and (iv) the construction of the new South Florida Evaluation and Treatment Center in Miami, Florida, which commenced construction in November 2005 and increased revenues by $20.2 million, offset by decreases in construction revenue for the Graceville Correctional Facility in Graceville, Florida which commenced construction in February 2006 and for which construction was complete in September 2007 and also decreases related to the Moore Haven Correctional Facility in Moore Haven, Florida which commenced construction in February 2006 and was completed in May 2007. These two facilities represented $32.0 million and $10.0 million, respectively, of the decrease.

Operating Expenses

		% of Segment		% of Segment
	2007	Revenues	2006	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$501,199	74.6%	$485,583	79.2%	$15,616	3.2%
International services	119,021	91.3%	94,068	90.8%	24,953	26.5%
GEO Care	101,344	89.1%	63,799	90.7%	37,545	58.8%
Facility construction and design	109,070	100.2%	74,728	100.8%	34,342	46.0%

Total	$830,634	81.1%	$718,178	83.4%	$112,456	15.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities. Expenses also include construction costs which are included in Facility construction and design.

U.S. corrections

The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Operating expenses as a percentage of revenues decreased in 2007 compared to 2006 which is partially a reflection of higher margins at certain new facilities. Fiscal year 2007 operating expense was reduced $29.3 million as a result of the CPT acquisition and subsequent elimination of our leases and the related expense. Also reflected in 2007 operating expenses are the proceeds from the insurance settlement of $2.1 million related to the damages in New Castle, Indiana and recognized as an offset to those related expenditures. Operating expenses in 2007 were favorably impacted by a $0.9 million overall reduction in our reserves for general liability, auto liability, and workers compensation insurance compared to a $4.0 million reduction in 2006. These reductions in insurance reserves primarily resulted from our continued improved claims experience. Our savings in the fiscal years ended 2007 and 2006 were the result of revised actuarial projections related to loss estimates for the initial five and four years, respectively, of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’

compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We adjusted our reserve at October 1, 2007 and October 1, 2006 to reflect the actuary’s expected loss. We expect future actuarial projections will result in smaller annual adjustments as our improved claims experience represents a more significant component of the historical losses used by our actuary in calculating annual loss projections and related reserve requirements.

International services

Operating expenses for International services facilities increased in 2007 compared to 2006 largely as a result of the June 2006 commencement of the Campsfield House contract in the United Kingdom. The operating expenses in the United Kingdom increased by $10.7 million in the fiscal year ended December 30, 2007 as a result of increases in operations at the Campsfield House which began in the second quarter of 2006. Australian operating expenses also increased by $13.1 million due to fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations. Margins in Australia were consistent with margins for the same period in 2006 while margins in South Africa improved due to certain non-recurring costs incurred in the comparable period of the prior year.

GEO Care

Operating expenses for residential treatment increased approximately $37.5 million during 2007 from 2006 primarily due to the new contracts discussed above. Operating expenses as a percentage of segment revenues in 2007 increased in 2007 due to certain expenditures required for newly opened facilities such as employee training costs and professional fees.

Facility Construction and Design

Expenses for construction and design increased $34.3 million during 2007 compared to 2006 primarily due to the four construction contracts discussed above.

Depreciation and amortization

		% of Segment		% of Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$31,039	4.6%	$20,848	3.4%	$10,191	48.9%
International services	1,359	1.0%	803	0.8%	556	69.2%
GEO Care	1,472	1.3%	584	0.8%	888	152.1%
Facility construction and design	—	—	—	—	—	—

Total	$33,870	3.3%	$22,235	2.6%	$11,635	52.3%

Depreciation and Amortization

The increase in depreciation is attributable to the U.S. corrections segment and is primarily a result of the purchase of CPT in January 2007. Also included in depreciation for the U.S. corrections segment is our write-off of $0.4 million for the intangible asset related to our cancellation of the management contract to operate our former 489-bed Dickens County Correctional Center in July 2007.

Other Unallocated Operating Expenses

General and Administrative Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$64,492	6.3%	$56,268	6.5%	$8,224	14.6%

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative costs is mainly due to increases in direct labor costs and increases in rent expense as a result of increased administrative staff and additional leased space.

Non Operating Expenses

Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$8,746	0.9%	$10,687	1.2%	$(1,941)	(18.2)%
Interest Expense	$36,051	3.5%	$28,231	3.3%	$7,820	27.7%

The decrease in interest income is primarily due to lower average invested cash balances.

The increase in interest expense is primarily attributable to the increase in our debt during the period as a result of the CPT acquisition.

Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal years ended 2007 and 2006, the Company capitalized $1.2 million and $0.2 million of interest cost, respectively.

Provision for Income Taxes

	2007	Effective Rate	2006	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$24,226	38.0%	$16,505	36.4%

Income taxes for 2007 and 2006 include certain one time items of $0.4 million and $0.7 million, respectively. Without such items, our effective tax rate would have been 38.6% and 38%, respectively.

Minority Interest

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Minority Interest	$(397)	(0.0)%	$(125)	(0.0)%	$(272)	217.6%

Increase in minority interest reflects increased performance in 2007 due to contractual increases. During 2006, our joint venture experienced lower revenues during the first and second quarter of 2006 related to facility modifications which resulted in reduced capacity and related billings.

Equity in Earnings of Affiliate

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Equity in Earnings of Affiliate	$2,151	0.2%	$1,576	0.2%	$575	36.5%

Equity in earnings of affiliates in 2007 and 2006 reflects the normal operations of South African Custodial Services Pty. Limited (“SACS”). In 2007, the facility was operating at full capacity compared to the prior year average capacity of 97%. We also experienced contractual increases as well as favorable foreign currency translation.

In February 2007, the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. As a result of the new legislation, SACS will be subject to South African taxation going forward at the applicable tax rate of 29%. The increase in the applicable income tax rate results in an increase in net deferred tax liabilities which were calculated at a rate of 0% during the period the government revenues were exempt. The effect of the increase in the deferred tax liability of the equity affiliate is a charge to equity in earnings of affiliate in the amount of $2.4 million. The law change also has the effect of reducing a previously recorded liability for unrecognized tax benefits as provided under FIN 48, Accounting for Uncertainty in Income Taxes, resulting in an increase to equity in earnings of affiliate. The respective decrease and increase to equity in earnings of affiliate are substantially offsetting in nature.

2006 versus 2005

Revenues and Operating Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$612,810	71.2%	$473,280	77.3%	$139,530	29.5%
International services	103,553	12.0%	98,829	16.1%	4,724	4.8%
GEO Care	70,379	8.2%	32,616	5.3%	37,763	115.8%
Facility construction and design	74,140	8.6%	8,175	1.3%	65,965	806.9%

Total	$860,882	100.0%	$612,900	100.0%	$247,982	40.5%

U.S. corrections

The increase in revenues for U.S. corrections facilities in 2006 compared to 2005 is primarily attributable to five items: (i) revenues increased $104.5 million as a result of the acquisition of Correctional Services Corporation, referred to as CSC, in November 2005; (ii) revenues increased $12.1 million in 2006 as a result of the New Castle Correctional Facility in New Castle, Indiana, which we began managing in January 2006; (iii) revenues increased approximately $12.6 million in 2006 as a result of improved contractual terms at the Western Region Detention Facility — San Diego facility; (iv) revenues decreased approximately $13.8 million in 2006 as a result of the Northlake Correctional Facility (Michigan) contract termination in October 2005; and (v) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.

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

GEO Care

The increase in revenues for GEO Care in 2006 compared to 2005 is primarily attributable to four new contracts which commenced operation in 2006. In January 2006, the South Florida Evaluation & Treatment Center in Miami, Florida and the Fort Bayard Medical Center in Fort Bayard, New Mexico commenced operations, increasing revenues by $23.9 million and $3.3 million, respectively. The Palm Beach County Jail in Palm Beach County, Florida commenced operations in May 2006 and increased revenues by $1.7 million. In July 2006, we commenced operations of the Florida Civil Commitment Center in Arcadia, Florida, which contributed revenues of $8.3 million.

		% of Segment		% of Segment
	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$485,583	79.2%	$415,978	87.9%	$69,605	16.7%
International services	94,068	90.8%	85,634	86.6%	8,434	9.8%
GEO Care	63,799	90.7%	30,203	92.6%	33,596	111.2%
Facility construction and Design	74,728	100.8%	8,313	101.7%	66,415	798.9%

Total	$718,178	83.4%	$540,128	88.1%	$178,050	33.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Care facilities. Expenses also include construction costs which are included in Facility construction and design.

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

Operating expenses in 2006 were favorably impacted by a $4.0 million reduction in our reserves for general liability, auto liability, and workers compensation insurance. The $4.0 million reduction in insurance reserves related to general liability, auto and workers compensation was the result of revised actuarial projections related to loss estimates for the initial four years of our insurance program which was established on October 2, 2002. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We adjusted our reserve at October 1, 2006 and October 2, 2005 to reflect the actuary’s expected loss. In addition, 2005 operating expenses were favorably impacted by a $3.4 million reduction in our reserves for general liability, auto liability, and workers’ compensation insurance. Fiscal year 2005 operating expense reflect an additional operating charge on the Jena lease of $4.3 million, representing the remaining obligation on the lease through the contractual term of January 2010. Fiscal year 2005 operating expenses were also effected by higher than anticipated employee health insurance costs of approximately $1.7 million as well as start-up expenses of approximately $0.8 million associated with transitioning customers at our Queens, New York Facility.

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

Facility construction and design

There was an increase in revenue in our construction business of approximately $66.0 million in 2006 as compared to 2005. The construction revenue is related to our expansion of the Moore Haven Facility, which we currently manage, and the new construction of the Graceville Facility, which we completed in the third quarter of 2007. Furthermore, operating expenses relating to the construction of both the Graceville Facility and Moore Haven Facility were approximately $50.4 and $11.9 million, respectively. Offsetting this increase was the completion of the expansion of South Bay at the end of the third quarter of 2005, which represented $7.1 million of construction revenue in 2005.

Other Unallocated Operating Expenses

General and Administrative Expenses

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$56,268	6.5%	$48,958	8.0%	$7,310	14.9%

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $7.3 million in 2006 compared to 2005, however decreased slightly as a percentage of revenues due to the overall increase in revenue during 2006. The increase in general and administrative costs is mainly due to increases in direct labor costs and related taxes of approximately $4.8 million as a result of increased headcount of administrative staff and higher estimated annual bonus payments under our incentive compensation plans due to an increase in earnings. Amortization of deferred compensation and expense related to stock options increased general and administrative expenses $1.4 million. Administrative costs as well as general increases in travel expense increased approximately $1.7 million.

Non Operating Expenses

Interest Income and Interest Expense

	2006	% of Revenue	2005	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$10,687	1.2%	$9,154	1.5%	$1,533	16.7%
Interest Expense	$28,231	3.3%	$23,016	3.8%	$5,215	22.7%

The increase in interest income is primarily due to higher average invested cash balances.

The increase in interest expense is primarily attributable to the increase in our debt as a result of the CSC acquisition, as well as the increase in LIBOR rates.

Provision for Income Taxes

	2006	Effective Rate	2005	Effective Rate
	(Dollars in thousands)

Income Tax Provision (Benefit)	$16,505	36.4%	$(11,826)	N/A

Income taxes for 2006 include certain one time items of $0.7 million resulting in an effective tax rate of 36.4%. Without such items the rate would have been approximately 38%.

Income taxes for 2005 reflect a benefit as a result of the loss before income taxes which primarily resulted from the $20.9 million impairment charge for the Michigan Facility and the $4.3 million charge to record the remaining lease obligation for our former lease with CPT relating to the Jena facility. The income tax benefit for 2005 reflects a benefit of $6.5 million in the fourth quarter 2005 related to a step up in tax basis for an asset in Australia which resulted in a decreased deferred tax liability. The income tax benefit for 2005 also reflects a benefit of $1.7 million in the second quarter 2005 related to the American Jobs Creation Act of 2004, or the AJCA. A key provision of the AJCA creates a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

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

In 2005, our equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change has the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007, the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenue. The law change began to impact the equity in earnings of affiliate beginning in 2007.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to the development of new correctional, detention and/or mental health facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $249.4 million through the end of 2009, of which $102.1 million was complete at fiscal year end 2007. We estimate our capital requirements for 2008 to be approximately $93.8 million, of which we estimate $44 million of expenditures in the first quarter, $21.8 million in the second quarter, $14 million in the third quarter and $14 million in the fourth quarter. These capital expenditures are related to the following projects: (i) our renovation and expansion of the 576-bed Robert A. Deyton Detention Facility in Clayton County, GA for approximately $18.5 million, which was completed in the first quarter 2008; (ii) our funding of the expansion of Delaney Hall, a facility which we own as a result of the CPT acquisition but do not operate, for approximately $13.0 million, which is expected to be complete in the first quarter of 2008; (iii) our construction of the 1500-bed Rio Grande Detention Center for approximately $85.9 million which is expected to be complete in the third quarter of 2008; (iv) our 744-bed expansion of the 416-bed LaSalle Detention Facility for approximately $32.4 million which is also expected to be complete in the third quarter of 2008; and (v) our construction of the 1,100-bed expansion at the Aurora Processing Center in Aurora, Colorado for approximately $68.8 million, which is expected to be complete in 2009. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million. In addition to these current estimated capital requirements for 2008 and 2009, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2008 and/or 2009 could materially increase.

Liquidity and Capital Resources

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and board of directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $150.0 million Revolver under our Third Amended and Restated Credit Agreement referred to as our Senior Credit Facility (see discussion below). As of December 30, 2007, we had $86.5 million available for borrowing under the revolving portion of the Senior Credit Facility.

We incurred substantial indebtedness in connection with the acquisition CPT in January 2007, CSC in November 2005 and the share purchase in 2003. As of December 30, 2007, we had $309.3 million of consolidated debt outstanding, excluding $138.0 million of non-recourse debt and capital lease liability balances of $16.6 million. As of December 30, 2007, we also had outstanding six letters of guarantee totaling approximately $6.4 million under separate international credit facilities. Based on our debt covenants and the amount of indebtedness we have outstanding, we currently have the ability to borrow an additional approximately $86.5 million under our Senior Credit Facility. Our significant debt service obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.”

Our management believes that cash on hand, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to support our capital requirements for 2008 and 2009 disclosed above. However, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2008 and/or 2009 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2008 and 2009 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 8 1/4% Senior Unsecured Notes (the “Notes”) and in our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.

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

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.

The Senior Credit Facility

On January 24, 2007, we completed the refinancing of our Senior Credit Facility through the execution of the Senior Credit Facility, by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp, as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consists of a $365.0 million 7-year term loan referred to as the Term Loan B and a $150.0 million 5-year revolver, expiring September 14, 2010, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.5% and the Revolver bears interest at LIBOR plus 1.50% (our weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of December 30, 2007 was 6.38%) or at the base rate (prime rate) plus 0.5%. Also on January 24, 2007, we used the $365.0 million in borrowings under the Term Loan B as financing for the acquisition of CPT. During Second Quarter 2007, we used $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the debt outstanding under the Term Loan B. GEO has no current borrowings under the Revolver and intends to use future borrowings thereunder for the purposes permitted under the Senior Credit Facility, including to fund general corporate purposes.

All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of GEO’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of GEO’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of all of the outstanding capital stock owned by GEO and each guarantor, and (ii) perfected first-priority security interests in all of GEO’s present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR Borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.5% to 1.50%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings	0.38% to 0.5%.

The Senior Credit Facility contains financial covenants which require us to maintain the following ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Leverage Ratio

Through December 30, 2008	Total leverage ratio ≤5.50 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 4.75 to 1.00, to 3.00 to 1.00
Through December 30, 2008	Senior secured leverage ratio ≤ 4.00 to 1.00
From December 31, 2008 through December 31, 2011	Reduces from 3.25 to 1.00, to 2.00 to 1.00
Four quarters ending June 29, 2008, to December 30, 2009	Fixed charge coverage ratio of 1.00, thereafter increases to 1.10 to 1.00

In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of any future equity offerings, are not subject to numerical limitations.

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

The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict GEO’s ability to, among other things (i) create, incur or assume any indebtedness, (ii) incur liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) sell its assets, (vi) make certain restricted payments, including declaring any cash dividends or redeem or repurchase capital stock, except as otherwise permitted, (vii) issue, sell or otherwise dispose of capital stock, (viii) transact with affiliates, (ix) make changes in accounting treatment, (x) amend or modify the terms of any subordinated indebtedness, (xi) enter into debt agreements that contain negative pledges on its assets or covenants more restrictive than contained in the Senior Credit Facility, (xii) alter the business GEO conducts, and (xiii) materially impair GEO’s lenders’ security interests in the collateral for its loans.

Events of default under the Senior Credit Facility include, but are not limited to, (i) GEO’s failure to pay principal or interest when due, (ii) GEO’s material breach of any representations or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against GEO, and (viii) a change of control.

The covenants governing our Senior Credit Facility, including the covenants described above, impose significant operating and financial restrictions which may substantially restrict, and materially adversely affect, our ability to operate our business.

See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We believe we were in compliance with all of the covenants in the Senior Credit Facility as of December 30, 2007.

Senior 8 1/4% Notes

In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, our former majority shareholder, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

The covenants governing the Notes impose significant operating and financial restrictions which may substantially restrict and adversely affect our ability to operate our business. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We believe we were in compliance with all of the covenants in the Indenture as of December 30, 2007.

Non-Recourse Debt

South Texas Detention Complex

We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, referred to as “CSC”. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement, referred to as “ICE”, for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation, referred to as “STLDC”, was created and issued $49.5 million in taxable revenue bonds. Additionally, we have outstanding $5.0 million of subordinated notes which represents the principal amount of financing provided to STLDC by CSC for initial development. These bonds mature in February 2016 and have fixed coupon rates between 3.47% and 5.07%.

We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including all operating expenses and are required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.

On February 1, 2007, we made a payment of $4.1 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of December 30, 2007, the remaining balance of the debt service requirement is $45.3 million, of which $4.3 million is due within the next twelve months. Also as of December 30, 2007, $14.2 million is included in non-current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 2.90% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal December 30, 2007 in relation to the WEDFA bond indenture. As of December 30, 2007, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 is due within the next 12 months.

Included in non-current restricted cash equivalents and investments is $2.3 million as of December 30, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at December 30, 2007, was approximately $4.4 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $1.1 million, as security for our guarantee. Our obligations under this guarantee are indexed to the CPI and expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $3.0 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or approximately $2.5 million commencing in 2017. We have a liability of $1.5 million and $0.7 million related to this exposure as of December 30, 2007 and December 31, 2006, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.

At December 30, 2007, we also had outstanding six letters of guarantee totaling approximately $6.4 million under separate international facilities. We do not have any off balance sheet arrangements.

Derivatives

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of December 30, 2007 and December 31, 2006, the fair value of the swap liability totaled approximately $0 and $1.7 million, respectively, and is included in other non-current liabilities in the accompanying consolidated balance sheets. The decrease in our swap liability is due to favorable changes in the interest rates during 2007. There was no material ineffectiveness of our interest rate swaps for the years ended December 30, 2007 or December 31, 2006.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap as of December 30, 2007 and December 31, 2006 was approximately $5.8 million and $3.2 million, respectively, and is recorded as a component of other non-current assets and of other non-current liabilities in the accompanying consolidated financial statements.

There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Cash Flow

Cash and cash equivalents as of December 30, 2007 were $44.4 million, compared to $111.5 million as of December 31, 2006.

Cash provided by operating activities of continuing operations in 2007, 2006 and 2005 was $80.2 million, $45.8 million, and $31.4 million, respectively. Cash provided by operating activities of continuing operations in 2007 was positively impacted by an increase in net income of $11.0 million in addition to $33.9 million of depreciation and amortization expense. Cash provided by operating activities of continuing operations in 2006 was positively impacted by $22.2 million of depreciation and amortization expense as well as an increase in accounts payable and accrued expenses. Cash provided by operating activities of continuing operations in 2005 was positively impacted by impairment charges of $20.9 million for our Michigan Correctional Facility and $4.3 million related to our Jena facility.

Cash provided by operating activities of continuing operations was negatively impacted in 2007 by an increase in accounts receivable of $7.3 million, increases in our deferred income tax benefits of $5.1 million, and more earnings in the current year attributable to our investment in our South Africa joint venture, SACS. Cash provided by operating activities of continuing operations in 2006 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable was attributable to the increase in value of our Australian subsidiary’s accounts receivable due to an increase in foreign exchange rates, the addition of CSC for the entire year, new contracts at New Castle, the South Florida Evaluation and Treatment Center, Fort Bayard Medical Center and Campsfield House as well as slightly higher billings reflecting a general increase in facility occupancy levels.

Cash used in investing activities of continuing operations in 2007 was $518.9 million due to our cash investment in CPT of $410.5 million and capital expenditures of $115.2 million. Cash used in investing activities of continuing operations in 2006 was $16.9 million. Cash used by investing activities of continuing operations in 2005 was $104.5 million. Cash used in investing activities in 2006 relate to capital expenditures partially offset by purchase price adjustments related to the sale of YSI. Cash used in investing activities in 2005 reflect the acquisition of CSC.

Cash provided by financing activities in 2007 was $372.3 million and reflects proceeds received from the equity offering of $227.5 million as well as cash proceeds of $387.0 million from our Term Loan B and the Revolver. These cash flows from financing activities are offset by payments on the Term Loan B of $202.7 million, payments on the Revolver of $22.0 million and payments on other long term debt of $12.6 million. Cash provided by financing activities in 2006 was $21.7 million and reflects proceeds received from the equity offering of $99.9 million and proceeds received from the exercise of stock options of $5.4 million offset by payments of debt of $82.6 million. Cash provided by financing activities in 2005 was $24.6 million. Cash provided by financing activities in 2005 reflects the payoff of $53.4 million and the refinancing of $75.0 million of the term loan portion of the Senior Credit Facility.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of December 30, 2007, which requires us to make payments over the periods presented.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$150,083	$28	$55	$—	$150,000
Term Loan B	162,263	3,650	7,300	7,300	144,013
Capital lease obligations (includes imputed interest)	28,561	2,167	3,888	3,865	18,641
Operating lease obligations	93,794	13,240	20,748	11,397	48,409
Non-recourse debt	140,926	12,978	28,264	31,782	67,902
Estimated interest payments on debt (a)	166,830	31,127	60,051	55,575	20,077
Estimated payments on interest rate swaps (a)	(1,401)	30	(636)	(636)	(159)
Estimated funding of pension and other post retirement benefits	17,938	12,474	274	320	4,870
Estimated construction commitments	147,300	93,800	53,500	—	—
Estimated tax payments for uncertain tax positions	3,283	—	3,283	—	—

Total	$909,577	169,494	$176,727	$109,603	$453,753

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our credit facility and swap agreements were calculated using a LIBOR rate of 4.08% based on our bank rates as of January 11, 2008.

We do not have any additional off balance sheet arrangements which would subject us to additional liabilities.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2007, 2006 and 2005. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

With prison populations growing at 3% to 5% a year, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities increased 10.1% since mid-year 2005 with states such as Texas, Indiana, Colorado and Florida accounting for more than half of the increase. At June 2006, approximately 7.2% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.5% in 2000. In addition to our strong positions in Texas and Florida and in the U.S. market in general, we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa and Australia and the management of the 198-bed Campsfield House Immigration Removal Centre in the United Kingdom beginning in the Second Quarter of 2006, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2007, we announced 11 new contracts including a contract to reactivate the LaSalle Detention Facility in Jena, Louisiana. The new contracts represent 8,751 new beds. This compares to the 10 new projects announced in 2006 representing 4,934 new beds. As of December 30, 2007, we have 10 facilities under development or pending commencement of operations which represent approximately 6,800 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

  Revenue

Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations contract non-renewals and contract re-bids. In Michigan, the State cancelled our Michigan Youth Correctional Facility management contract in 2005 based upon the Governor’s veto of funding for the project. Although we do not expect this termination to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2008. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2008 on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

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

We currently have ten projects under various stages of construction with approximately 6,800 beds that will become available upon completion. Subject to achieving our occupancy targets these projects are expected to generate approximately $143.0 million dollars in combined annual operating revenues when opened between the first quarter of 2008 and the third quarter of 2009. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 730 additional empty beds available at two of our facilities to meet our customers’ potential future needs for bed space.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. In 2007, operating expenses totaled approximately 81.0% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2008 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $0.9 million, $4.0 million and $3.4 million in fiscal years 2007, 2006 and 2005, respectively, are now reflected in our current actuarial projections and are a result of improved claims experience and loss development as compared to our results under our prior insurance program. Prior to October 2, 2002, our insurance coverage was provided through an insurance program established by TWC, our former parent company. We experienced significant adverse claims development in general liability and workers’ compensation in the late 1990’s. Beginning in approximately 1999, we made significant operational changes and began to aggressively manage our risk in a proactive manner. These changes have resulted in improved claims experience and loss development, which we are realizing in our actuarial projections. As a result of improving loss trends, our independent actuary reduced its expected losses for claims arising since October 2, 2002. We expect future actuarial projections will result in smaller annual adjustments as our improved claims experience represents a more significant component of the historical losses used by our actuary in calculating annual loss projections and related reserve requirements. In the event our actual claims experience worsens, we could experience increased reserve requirements resulting in additional charges to operating income. In addition, as a result of our CPT acquisition, we will no longer incur lease expense relating to ten of the facilities purchased in that transaction which we formerly leased from CPT. During 2007, our operating expenses decreased by the aggregate amount of that lease expense by $28.2 million. The savings in facility usage fees was offset by an increase in depreciation and amortization expense in the U.S. corrections segment by $10.2 million. In the future, these reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects, including our Robert A. Deyton Detention Facility in Georgia, Montgomery County Detention Center and Rio Grande Correctional Facility projects in Texas, Graceville Correctional Facility in Florida, Northeast New Mexico Detention Facility in New Mexico, and Maverick County Detention Center in Texas. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our fiscal year ended December 30, 2007.

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

Forward-Looking Statements — Safe Harbor

This report and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the Michigan Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and mental health and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Senior Credit Facility of $162.3 million as of December 30, 2007, immediately following the acquisition of CPT, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $1.6 million.

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

Additionally, we invest our cash in a variety of short-term financial instruments to provide a return. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial condition or results of operations. As of December 30, 2007 and December 31, 2006 the fair value of the swap liability totaled $(0) and $(1.7) million and is included in other non-current assets or liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets.

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 30, 2007 with respect to our international operations, every 10 percent change in historical currency rates would have approximately a $3.3 million effect on our financial position and approximately a $1.0 million impact on our results of operations over the next fiscal year.

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

George C. Zoley
Chairman and Chief Executive Officer

Wayne H. Calabrese
Vice Chairman, President
and Chief Operating Officer

John G. O’Rourke
Senior Vice President and Chief Financial
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 30, 2007, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 30, 2007, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited The GEO Group and subsidiaries’ (“the Company”) internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, cash flow, and shareholders’ equity and comprehensive income for each of the two years then ended, and our report dated February 14, 2008 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Miami, FL
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the two years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and effective January 2, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123R, Share-Based Payment. As described in Note 15 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Miami, FL
February 14, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of The Geo Group, Inc., for the year ended January 1, 2006. Our audit also included the financial statement schedule for the year ended January 1, 2006 listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of The GEO Group, Inc.’s operations and its cash flows for the year ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the year ended January 1, 2006.

/s/  Ernst & Young LLP

West Palm Beach, Florida
March 14, 2006

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

	2007	2006	2005
	(In thousands, except per share data)

Revenues	$1,024,832	$860,882	$612,900
Operating Expenses	830,634	718,178	540,128
Depreciation and Amortization	33,870	22,235	15,876
General and Administrative Expenses	64,492	56,268	48,958

Operating Income	95,836	64,201	7,938
Interest Income	8,746	10,687	9,154
Interest Expense	(36,051)	(28,231)	(23,016)
Write-off of Deferred Financing Fees from Extinguishment of Debt	(4,794)	(1,295)	(1,360)

Income (loss) Before Income Taxes, Minority Interest, Equity in Earnings of Affiliates, and Discontinued Operations	63,737	45,362	(7,284)
Provision (benefit) for Income Taxes	24,226	16,505	(11,826)
Minority Interest	(397)	(125)	(742)
Equity in Earnings of Affiliates, net of income tax provision (benefit) of $1,030, $56, and $(2,016)	2,151	1,576	2,079

Income from Continuing Operations	41,265	30,308	5,879
Income (loss) from Discontinued Operations, net of tax provision (benefit) of $377, $(151), and $895	580	(277)	1,127

Net Income	$41,845	$30,031	$7,006

Weighted Average Common Shares Outstanding:
Basic	47,727	34,442	28,740

Diluted	49,192	35,744	30,030

Earnings (loss) per Common Share:
Basic:
Income from continuing operations	$0.87	$0.88	$0.20
Income (loss) from discontinued operations	0.01	(0.01)	0.04

Net income per share — basic	$0.88	$0.87	$0.24

Diluted:
Income from continuing operations	$0.84	$0.85	$0.19
Income (loss) from discontinued operations	0.01	(0.01)	0.04

Net income per share — diluted	$0.85	$0.84	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 30, 2007 and December 31, 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$44,403	$111,520
Restricted cash	13,227	13,953
Accounts receivable, less allowance for doubtful accounts of $445 and $926	172,291	162,867
Deferred income tax asset, net	19,705	19,492
Other current assets	14,892	14,922

Total current assets	264,518	322,754

Restricted Cash	20,880	19,698
Property and Equipment, Net	783,612	287,374
Assets Held for Sale	1,265	1,610
Direct Finance Lease Receivable	43,213	39,271
Deferred Income Tax Assets, Net	4,918	4,941
Goodwill and Other Intangible Assets, Net	37,230	41,554
Other Non-Current Assets	36,998	26,251

	$1,192,634	$743,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,661	$45,345
Accrued payroll and related taxes	34,766	31,320
Accrued expenses	85,528	81,220
Current portion of deferred revenue	—	1,830
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,477	12,685
Current liabilities of discontinued operations	—	1,303

Total current liabilities	186,432	173,703

Deferred Revenue	—	1,755
Deferred Income Tax Liability	223	—
Minority Interest	1,642	1,297
Other Non-Current Liabilities	30,179	24,816
Capital Lease Obligations	15,800	16,621
Long-Term Debt	305,678	144,971
Non-Recourse Debt	124,975	131,680
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,050,596 and 66,497,168 issued and 50,975,596 and 39,497,168 outstanding	510	395
Additional paid-in capital	338,092	143,035
Retained earnings	241,071	201,697
Accumulated other comprehensive income	6,920	2,393
Treasury stock 16,075,000 and 27,000,000 shares	(58,888)	(98,910)

Total shareholders’ equity	527,705	248,610

	$1,192,634	$743,453

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

	2007	2006	2005
	(In thousands)
Cash Flow from Operating Activities:
Income from continuing operations	$41,265	$30,308	$5,879
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Impairment charge	—	—	20,859
Idle facility charge	—	—	4,255
Amortization of unearned stock-based compensation	2,474	966	—
Stock-based compensation expense	935	374	—
Depreciation and amortization expenses	33,870	22,235	15,876
Amortization of debt issuance costs and discount	2,524	1,089	449
Deferred tax benefit	(5,077)	(5,080)	(10,614)
(Recovery) Provision for doubtful accounts	(176)	762	—
Equity in earnings of affiliates, net of tax	(2,151)	(1,576)	(2,079)
Minority interests in earnings of consolidated entity	397	125	742
Dividend to minority interest	(389)	(757)	—
Income tax (benefit) provision of equity compensation	(3,061)	(2,793)	731
Write-off of deferred financing fees from extinguishment of debt	4,794	1,295	1,360
Changes in assets and liabilities, net of acquisition
Accounts receivable	(7,262)	(35,733)	(7,238)
Other current assets	(310)	36	(3,235)
Other assets	4,911	(366)	(564)
Accounts payable and accrued expenses	(2,083)	30,881	5,208
Accrued payroll and related taxes	1,517	3,797	(996)
Deferred revenue	(152)	(1,576)	(1,003)
Other liabilities	8,186	1,799	1,763

Net cash provided by operating activities of continuing operations	80,212	45,786	31,393
Net cash (used in) provided by operating activities of discontinued operations	(1,284)	166	3,420

Net cash provided by operating activities	78,928	45,952	34,813

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(410,473)	(2,578)	(79,290)
YSI purchase price adjustment	—	15,080	—
CSC purchase price adjustment	2,291	—	—
Proceeds from sale of assets	4,476	20,246	707
Proceeds from sales of short-term investments	—	—	39,000
Change in restricted cash	(20)	(7,285)	(4,406)
Purchases of short-term investments	—	—	(29,000)
Insurance proceeds related to hurricane damages	—	781	—
Capital expenditures	(115,204)	(43,165)	(31,465)

Net cash used in investing activities of continuing operations	(518,930)	(16,921)	(104,454)

Net cash provided by investing activities of discontinued operations	—	—	11,500

Net cash used in investing activities	(518,930)	(16,921)	(92,954)
Cash Flow from Financing Activities:
Proceeds from equity offering, net	227,485	99,936	—
Proceeds from long-term debt	387,000	111	75,000
Income tax benefit of equity compensation	3,061	2,793	—
Debt issuance costs	(9,210)	—	—
Repurchase of stock options from employees and directors	—	(3,955)	—
Payments on long-term debt	(237,299)	(82,627)	(53,398)
Proceeds from the exercise of stock options	1,239	5,405	2,999

Net cash provided by financing activities	372,276	21,663	24,601

Effect of Exchange Rate Changes on Cash and Cash Equivalents	609	3,732	(1,371)

Net (Decrease) Increase in Cash and Cash Equivalents	(67,117)	54,426	(34,911)
Cash and Cash Equivalents, beginning of period	111,520	57,094	92,005

Cash and Cash Equivalents, end of period	$44,403	$111,520	$57,094

Supplemental Disclosures:
Cash paid (received) during the year for:
Income taxes	$26,413	$(853)	$(636)

Interest	$28,470	$25,740	$21,181

Non-cash operating activities:
Proceeds receivable from insurance claim	$2,118	$—	$—

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$406,368	$2,578	$223,934

Extinguishment of pre-acquisition liabilities, net	$6,663	$—	$—

Total liabilities assumed	$2,558	—	$144,644

	$410,473	$—	$79,290

Short term borrowings for deposit on asset	$5,000	—	—

Sale of assets in exchange for note receivable	$—	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-In	Retained	Comprehensive	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Equity
	(In thousands)

Balance, January 2, 2005	28,522	$285	$66,815	$164,660	$(141)	(36,000)	$(131,880)	$99,739
Proceeds from stock options exercised	552	6	2,993	—	—	—	—	2,999
Tax benefit related to employee stock options	—	—	731	—	—	—	—	731
Acceleration of vesting on employee stock options	—	—	51	—	—	—	—	51
Comprehensive income:
Net income	—	—	—	7,006	—	—	—	—
Change in foreign currency translation, net of income tax benefit of $2,158	—	—	—	—	(3,375)	—	—	—
Minimum pension liability adjustment, net of income tax expense of $8	—	—	—	—	12	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $625	—	—	—	—	1,431	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	5,074

Balance, January 1, 2006	29,074	291	70,590	171,666	(2,073)	(36,000)	(131,880)	108,594
Proceeds from stock options exercised	973	10	5,395	—	—	—	—	5,405
Tax benefit related to employee stock options	—	—	2,793	—	—	—	—	2,793
Stock based compensation expense	—	—	374	—	—	—	—	374
Restricted stock granted	450	4	(4)	—	—	—	—	—
Amortization of restricted stock	—	—	966	—	—	—	—	966
Issuance of treasury stock in conjunction with offering	9,000	90	66,876	—	—	9,000	32,970	99,936
Buyout of stock options			(3,955)					(3,955)
Comprehensive income:
Net income	—	—	—	30,031	—	—	—	—
Change in foreign currency translation, net of income tax expense of $2,356	—	—	—	—	3,846	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $1,121	—	—	—	—	2,553	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	36,430
Adoption of FAS 158 (Note 15)	—	—	—	—	(1,933)	—	—	(1,933)

Balance, December 31, 2006	39,497	395	143,035	201,697	2,393	(27,000)	(98,910)	248,610
Adoption of FIN 48 January 1, 2007 (Note 17)				(2,471)				(2,471)
Proceeds from stock options exercised	267	3	1,236	—	—	—	—	1,239
Tax benefit related to employee stock options	—	—	3,061	—	—	—	—	3,061
Stock based compensation expense	—	—	935	—	—	—	—	935
Restricted stock granted	300	3	(3)	—	—	—	—	—
Restricted stock cancelled	(13)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	2,474	—	—	—	—	2,474
Issuance of treasury stock in conjunction with offering	10,925	109	187,354	—	—	10,925	40,022	227,485
Comprehensive income:
Net income	—	—	—	41,845	—	—	—	—
Change in foreign currency translation, net of income tax expense of $180	—	—	—	—	2,898	—	—	—
Pension liability adjustment, net of income tax benefit of $203	—	—	—	—	312	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $807	—	—	—	—	1,317	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	46,372

Balance, December 30, 2007	50,976	$510	$338,092	$241,071	$6,920	(16,075)	$(58,888)	$527,705

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and mental health residential treatment services facilities located in the United States, Australia, South Africa, the United Kingdom and Canada.

On March 23, 2007, the Company sold in a follow-on public equity offering 5,462,500 shares of its common stock at a price of $43.99 per share, (10,925,000 shares of its common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to the Company from the offering (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, the Company utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Third Amended and Restated Credit Agreement, refered to as the Senior Credit Facility (Note 11). The Company used the balance of the proceeds from the offering for general corporate purposes, which included working capital, capital expenditures and potential acquisitions of complementary businesses and other assets.

On January 24, 2007, the Company completed its acquisition of CentraCore Properties Trust (“CPT”), a Maryland real estate investment trust, pursuant to an Agreement and Plan of Merger, dated as of September 19, 2006 (the “Merger Agreement”), by and among the Company, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”) and CPT. Under the terms of the Merger Agreement, CPT merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving corporation of the Merger.

The Company paid an aggregate purchase price of approximately $421.6 million for the acquisition of CPT, inclusive of the payment of approximately $368.3 million in exchange for the common stock and the options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $65.7 million in cash on hand. The Company deferred debt issuance costs of $9.1 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the acquisition, the Company no longer has ongoing lease expense related to the properties the Company previously leased from CPT. However, the Company will have increased depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

On June 12, 2006, the Company sold in a follow-on public offering 3,000,000 shares of its common stock at a price of $35.46 per share (9,000,000 shares of its common stock at a price of $11.82 reflecting the stock splits effective October 2, 2006 and June 1, 2007). All shares were issued from treasury. The aggregate net proceeds (after deducting underwriter’s discounts and expenses of $6.4 million) was approximately $100.0 million. On June 13, 2006, the Company utilized approximately $74.6 million of the proceeds to repay all outstanding debt under the term loan portion of the Company’s Senior Credit Facility. In addition, on August 11, 2006, the Company used $4.0 million of the proceeds of the offering to purchase from certain directors, executive officers and employees stock options that were currently outstanding and exercisable, and which were due to expire within the next three years. The balance of the net proceeds was used for general corporate purposes including working capital, capital expenditures and the acquisition of CPT.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2007, 2006 and 2005 each included 52 weeks. The Company reports the results of its South African equity affiliate, South

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. Investments in 50% owned affiliates, which the Company does not control, are accounted for under the equity method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These prior year amounts reclassified include: (i) Facility construction and design, which was classified in fiscal year ended 2006 as “other” in the Operating and Reporting Segment (Note 16); (ii) construction retainage payable, included in accrued expenses in the accompanying balance sheets for the fiscal years ended 2007 and 2006, was reclassified from accounts payable in fiscal 2006; (iii) facility construction in progress has been reclassified in 2006 from buildings and improvements (Note 5); and (iv) certain amounts have been reclassified from Accrued expenses — Other (Note 10).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, employer group health insurance, percentage of completion and estimated cost to complete for construction projects, stock based compensation, allowance for doubtful accounts and accrued vacation. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The carrying value of the Company’s long-term debt related to its Senior Credit Facility (See Note 11) and non-recourse debt approximates fair value based on the variable interest rates on the debt. For the Company’s 8 1/4% Senior Unsecured Notes, the stated value and fair value based on quoted market rates was $150.0 million and $151.5 million, respectively, at December 30, 2007. For the Company’s non-recourse debt related to the South Texas Detention Complex and Northwest Detention Center, the combined stated value and fair value based on quoted market rates was $88.0 million and $85.7 million, respectively, at December 30, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes Receivable

Immediately following the purchase of CSC in November 2005, the Company sold Youth Services International, Inc., the former juvenile services division of CSC, for $3.75 million, $1.75 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum. Subsequently, during 2006, the Company received approximately $2.0 million in additional sales proceeds, consisting of approximately $1.5 million in cash and a $0.5 million increase in the promissory note related to the final purchase price of YSI. Principal and interest are due quarterly, and the remaining balance of $1.0 million is due in November 2008. The balance of $1.0 million and $1.4 million are included in accounts receivable in the consolidated balance sheets as of December 30, 2007 and December 31, 2006, respectively.

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan made to various projects while an active member of the partnership. The balances of $5.1 million and $5.0 million are included in other current assets and other non current assets in the consolidated balance sheets as of December 30, 2007 and December 31, 2006, respectively. The notes bear interest at a rate of 13%, have semi-annual payments due June 15 and December 15 through June 2018.

Inventories

Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in other current assets in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of unamortized uniforms is included in other current assets and the long-term portion is included in “other non-current assets” in the accompanying consolidated balance sheets.

Restricted Cash

The Company has current and long-term restricted cash as of December 30, 2007 and December 31, 2006, presented as such in the accompanying balance sheets. These balances are primarily attributable to amounts held in escrow or in trust in connection with the 1,904-bed South Texas Detention Complex in Frio County, Texas and the 1000-bed Northwest Detention Center in Tacoma, Washington. Additionally, the Company’s wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company (Note ll).

Costs of Acquisition Opportunities

Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where the Company is the acquiring company are capitalized as part of

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cost of the acquisition. The Company wrote off $1.4 million, $0 and $0 of costs associated with unsuccessful negotiations related to acquisition opportunities for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, which is included in General and Administrative expenses in the accompanying consolidated statements of income.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal years ended 2007 and 2006, the Company capitalized $1.2 million and $0.2 million of interest cost, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets to be held and used and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. In 2005, the Company recorded an impairment charge of $20.9 million related to the cancellation of its contract for the Michigan Correctional Facility (“Michigan”) which is included in operating expenses in the accompanying consolidated statement of income for the fiscal year ended January 1, 2006. There have been no other impairment charges recorded on the asset. The book value of the Michigan Facility at December 30, 2007 is $12.3 million.

Goodwill and Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets recorded in connection with the acquisition of Correctional Services Corporation (“CSC”), have finite lives ranging from 4-17 years and are amortized using a straight-line method. The Company reviews finite-lived intangible assets

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable.

With the adoption of Financial Accounting Standard (“FAS”) No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. There was no impairment of goodwill associated with CSC or the Company’s Australian subsidiary as a result of the annual impairment tests completed as of the beginning of the fourth quarters of 2007 and 2006. The annual impairment test for the goodwill related to the acquisition of RSI was performed in the fourth quarter of 2007 and no impairments were recognized as a result. See Note 9.

Variable Interest Entities

The Company has determined its 50% owned South African joint venture in South African Custodial Services Pty. Limited, which the Company refers to as SACS, is a variable interest entity (“VIE”) in accordance with Financial Interpretation No. 46 Revised, “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. The Company determined that it is not the primary beneficiary of SACS and as a result it is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $16.6 million, which represents the Company’s initial investment and the guarantees discussed in Note 11.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations, facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Certain of the Company’s contracts have provisions upon which a portion of the revenue is based on its performance of certain targets, as defined in the specific contract. In these cases, the Company recognizes revenue when the amounts are fixed and determinable and the time period over which the conditions have been satisfied has lapsed. In many instances, the Company is party to more than one contract with a single entity. In these instances, each contract is accounted for separately.

Project development and design revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used because the Company considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in contract price, costs related to unapproved change orders are expensed in the period in

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. When evaluating multiple element arrangements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes.

In instances where the Company provides project development services and subsequent management services, the amount of the consideration from an arrangement is allocated to the delivered element based on the residual method and the elements are recognized as revenue when revenue recognition criteria for each element is met. The fair value of the undelivered elements of an arrangement is based on specific objective evidence.

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

Lease Revenue

In connection with the CPT acquisition in January 2007, the Company took ownership of two facilities that had existing leases with unrelated third parties. As a result of the ownership in these two leased facilities, the Company acts as the lessor relative to these two properties. The first lease has an initial term which expires in July 2013 with an option to terminate in July 2010. The second lease has a term of ten years and expires in May 2013. Both of these leases have options to extend for up to three additional five year terms. Rental income received on these leases for the fiscal year ended December 30, 2007 was $4.0 million and the carrying value of these assets included in property and equipment at December 30, 2007 was $41.4 million, net of accumulated depreciation of $1.1 million.

Fiscal Year	Annual Rental
(In thousands)

2008	$4,354
2009	4,434
2010	3,804
2011	2,892
2012	2,978
Thereafter	1,231

$19,693

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue

Deferred revenue as of December 31, 2006 primarily represented the unamortized net gain on development of properties and was accounted for as a sale and leaseback of properties by the Company to CPT. Previously, the Company leased these properties from CPT under operating leases and deferred the related gain. The unamortized deferred revenue was recognized as a reduction of the net assets acquired in the business combination with CPT. The balance as of December 30, 2007 was $0.

Income Taxes

The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) as clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of FAS 109.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.

On May 1, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, the Company’s shares outstanding increased from 25.4 million to 50.8 million. All share and per share data has been adjusted to reflect these stock splits.

Direct Finance Leases

The Company accounts for the portion of its contracts with certain governmental agencies that represent capitalized lease payments on buildings and equipment as investments in direct finance leases. Accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company’s investments in the leases. Unearned income is recognized as income over the term of the leases using the effective interest method.

Reserves for Insurance Losses

The nature of the Company’s business exposes it to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains insurance coverage for these general types of claims, except for claims relating to employment matters, for which it carries no insurance.

The Company currently maintains a general liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. On October 1, 2004, the Company increased its deductible on this general liability policy from $1.0 million to $3.0 million for each claim occurring after October 1, 2004. GEO Care, Inc. is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. The Company also maintains insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. The Company’s Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. The Company also carries various types of insurance with respect to its operations in South Africa, United Kingdom and Australia. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed.

In addition, certain of the Company’s facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent the Company from insuring our facilities to full replacement value.

Since the Company’s insurance policies generally have high deductible amounts, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because the Company is significantly self-insured, the amount of its insurance expense is dependent on its claims experience and its ability to control claims experience. If actual losses related to insurance claims significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Debt Issuance Costs

Debt issuance costs totaling $7.8 million and $4.8 million at December 30, 2007, and December 31, 2006, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, unrealized gain (loss) on derivative instruments, and pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluations of the credit standing of the financial institutions with which it deals. As of December 30, 2007, and December 31, 2006, the Company had no significant concentrations of credit risk except as disclosed in Note 16.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income and totaled $2.4 million at December 30, 2007 and $2.2 million as of December 31, 2006.

Financial Instruments

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Total accumulated other comprehensive income, net of tax, related to these cash flow hedges was $5.0 million and $2.2 million as of December 30, 2007 and December 31, 2006, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

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

Stock-Based Compensation Expense

On January 2, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” (FAS 123R), which revises FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company adopted FAS 123R using the modified prospective method. Under this method the Company recognized compensation cost for all share-based payments granted after January 2, 2006, plus any awards that were outstanding but unvested at the adoption date. Under this method of adoption, no restatement of prior periods was made. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Prior to January 2, 2006, the Company recognized the cost of employee services received in exchange for equity instruments under the intrinsic value method in accordance with APB 25 and its related interpretations, which measured compensation cost as the excess, if any, of the quoted market price of the stock over the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount the employee must pay for the stock. Compensation expense for all of the Company’s equity-based awards was measured on the date the shares were granted. Accordingly, in accordance with APB 25 compensation expense for stock option awards was not recognized in the consolidated statement of income for fiscal year 2005.

The following table reflects pro forma net income and earnings per share for the fiscal year 2005 had the Company elected to recognize the cost of employee services received in exchange for equity instruments based on the grant date fair value of those instruments in accordance with FAS 123 (in thousands, except per share data).

2005

Net income — as reported	$7,006
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(397)

Net income — pro forma	$6,609

Basic earnings per share:
As reported	$0.24

Pro forma	$0.23

Diluted earnings per share:
As reported	$0.23

Pro forma	$0.22

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2007, 2006 and 2005, respectively:

	2007	2006	2005

Risk free interest rates	4.80%	4.65%	3.96%
Expected lives	4-5 years	3-4 years	3-7 years
Expected volatility	40%	41%	39%
Expected dividend	—	—	—

Expected volatilities are based on the historical and implied volatility of the Company’s common stock. The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected lives of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The risk-free rate is based on the rate for five year U.S. Treasury Bonds, which is consistent with the expected term of the awards (Note 3).

  Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on the its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

2.	Acquisitions

On January 24, 2007, the Company completed the acquisition of CentraCore Properties Trust (“CPT”), a Maryland real estate investment trust, pursuant to an Agreement and Plan of Merger, dated as of September 19, 2006 (the “Merger Agreement”), by and among the Company, GEO Acquisition II, Inc., a direct wholly-owned subsidiary of the Company (“Merger Sub”) and CPT. Under the terms of the Merger Agreement, CPT merged with and into Merger Sub (the “Merger”), with Merger Sub being the surviving corporation of the Merger. The Company acquired CPT to ensure its long-term ownership, control, and utilization of the acquired facilities, while reducing its exposure to escalating facility useage costs. Prior to the acquisition, the Company leased eleven of the thirteen facilities acquired from CPT in connection with various management contracts with governmental agencies.

The Company paid an aggregate purchase price of $421.6 million for the acquisition of CPT, payment of approximately $368.3 million in exchange for the common stock and the options, the repayment of $40.0 million in CPT debt and the payment of $13.3 million in transaction related fees and expenses. The Company financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and $65.7 million in cash on hand. The Company deferred debt issuance costs of $9.1 million related to the new $365 million term loan. These costs are being amortized over the life of the term loan. As a result of the Acquisition, the Company no longer has ongoing lease expense related to the properties the Company previously leased from CPT. However, the Company did experience an increase in depreciation expense reflecting its ownership of the properties and higher interest expense as a result of borrowings used to fund the acquisition.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of purchase price is summarized below (in thousands):

Current assets, net of cash acquired of $11,125	$1,365
Property and equipment	404,994
Other non-current assets	9

Total assets acquired	406,368

Other non-current liabilities	2,558

Total liabilities assumed	2,558

Net assets acquired, including direct transaction costs	$403,810

We expect any future adjustments to goodwill as a result of tax elections to be finalized in the first quarter of 2008. Such changes, if any, may result in additional adjustments to goodwill.

Also included in the allocation of the purchase price is the $7.0 million reserve for the termination of the management contract at the 276-bed Jena Juvenile Justice Center which was discontinued in 2000. The fair values used in determining the purchase price allocation for the tangible assets were based on independent appraisal. The fair market value of the identifiable net assets acquired exceeds the cost of the acquisition by approximately $11.6 million. The excess over cost was allocated on a pro rata basis to reduce the amounts assigned related to property and equipment.

The results of operations of CPT are included in the Company’s results of operations beginning after January 24, 2007. Pro forma results are not presented for the fiscal year ended December 30, 2007 as the acquisition was completed at or near the beginning of the year and the results would be immaterial. CPT is included in the Company’s U.S. corrections reportable segment. See Note 16 for segment information. The following unaudited pro forma information combines the consolidated results of operations of the Company and CPT as if the acquisition had occurred at the beginning of fiscal year 2006 (in thousands except per share data):

Selected Unaudited Pro Forma

Consolidated Condensed Financial
Information

Fiscal Year Ended
December 31,
2006

Revenues	$866,155
Income from continuing operations	21,278
Loss from discontinued operations	(277)

Net income	$21,001

Net income per share — basic
Income from continuing operations	$0.62
Loss from discontinued operations	(0.01)

Net income per share — basic	$0.61

Net income per share — diluted Income from continuing operations	$0.60
Loss from discontinued operations	(0.01)

Net income per share — diluted	$0.59

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Equity Incentive Plans

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

As of December 30, 2007, the Company had awards outstanding under four equity compensation plans at December 30, 2007: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”), the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”) and the GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

The 2006 Plan was approved by the Board of Directors and by the Company’s shareholders on May 4, 2006. On May 1, 2007, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 500,000 shares of the Company’s common stock which increased the total amount available for grant to 1,400,000 shares pursuant to awards granted under the plan and specifying that up to 300,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See Restricted Stock for further discussion.

Except for 750,000 shares of restricted stock issued under the 2006 Plan as of December 30, 2007, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of December 30, 2007, the Company had the ability to issue awards with respect to 243,328 shares of common stock pursuant to the 2006 Plan.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Company’s stock options plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Options outstanding at January 2, 2005	4,774	$5.17	5.7	$17,647
Granted	42	10.74
Exercised	(552)	5.44
Forfeited/Canceled	(44)	5.57

Options outstanding at January 1, 2006	4,220	$5.18	4.9	$10,778
Granted	52	7.71
Exercised	(974)	5.55
Forfeited/Canceled	(666)	7.07

Options outstanding at December 31, 2006	2,632	$4.61	5.3	$37,241
Granted	431	21.47
Exercised	(267)	4.65
Forfeited/Cancelled	(26)	13.04

Options outstanding at December 30, 2007	2,770	$7.15	5.0	$58,698

Options exercisable at December 30, 2007	2,372	$5.14	4.4	$55,044

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the company’s closing stock price on the last trading day of fiscal year 2007 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 30, 2007. This amount changes based on the fair value of the company’s stock. The total intrinsic value of options exercised during the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006 was $6.2 million, $9.5 million, and $1.9 million respectively.

For the years ended December 30, 2007 and December 31, 2006, the amount of stock-based compensation expense was $0.9 million and $0.4 million, respectively. The weighted average grant date fair value of options granted during the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $8.73, $3.22 and $3.47 per share, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s nonvested shares as of December 30, 2007 and changes during the fiscal year ending December 30, 2007:

		Wtd. Avg. Grant
	Number of Shares	Date Fair Value

Option nonvested at January 1, 2007	242,308	3.11
Granted	431,000	8.73
Vested	(259,946)	4.79
Forfeited	(15,700)	7.46

Option nonvested at December 30, 2007	397,662	7.94

As of December 30, 2007, the Company had $2.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the fiscal years ended December 30, 2007 and December 31, 2006 was $1.2 million and $0.6 million, respectively. Proceeds received from stock options exercises for 2007, 2006 and 2005 was $1.2 million, $5.4 million and $3.0 million, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted stock activity for 2007, 2006 and 2005 totaled $3.1 million, $2.8 million and $0.7 million, respectively.

The following table summarizes information about the stock options outstanding at December 30, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$2.63 — $2.63	6,000	2.3	$2.63	6,000	$2.63
$2.81 — $2.81	317,250	2.1	2.81	317,250	2.81
$3.10 — $3.10	372,000	3.1	3.10	372,000	3.10
$3.17 — $3.98	181,723	5.1	3.20	181,723	3.20
$4.67 — $4.67	428,728	5.3	4.67	428,728	4.67
$5.13 — $5.13	657,000	4.1	5.13	657,000	5.13
$5.30 — $7.70	297,381	6.0	6.84	245,519	6.77
$7.83 — $13.74	95,400	6.7	9.00	81,600	9.07
$20.63 — $20.63	40,000	9.1	20.63	8,000	20.63
$21.56 — $21.56	374,600	9.1	21.56	74,600	21.56

	2,770,082	5.0	$7.15	2,372,420	$5.14

  Restricted Stock

On May 9, 2007, the Company granted 300,000 shares of restricted stock under the 2006 Plan to key employees and non-employee directors. Restricted shares are converted into shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares that were granted during the year have a vesting period of four years, which begins one year from the date of grant. A summary of the activity of restricted stock is as follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock outstanding at January 1, 2006	—	—
Granted	450,000	13.07
Vested	—	—
Forfeited/Canceled	(4,500)	13.07

Restricted stock outstanding at December 31, 2006	445,500	$13.07
Granted	300,000	25.75
Vested	(110,360)	13.07
Forfeited/Canceled	(8,628)	13.07

Restricted stock outstanding at December 30, 2007	626,512	19.14

As of December 30, 2007, there was $9.2 million of unrecognized compensation cost related to unvested restricted shares that are expected to be recognized over a weighted average period of 2.8 years. The Company recognized $2.5 million and $1.0 million, respectively, in compensation expense related to the restricted shares during its fiscal year ended December 30, 2007 and December 31, 2006.

4.	Discontinued Operations

In New Zealand, the New Zealand Parliament in early 2005 repealed the law that permitted private prison operation resulting in the termination of the Company’s contract for the management and operation of the Auckland Central Remand Prison (“Auckland”). The Company had operated this facility since July 2000. The Company ceased operating the facility upon the expiration of the contract on July 13, 2005. The accompanying consolidated financial statements and notes reflect the operations of Auckland as a discontinued operation.

On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997, for approximately $11.5 million. The Company recognized a gain on the sale of this transaction of approximately $1.6 million or $1.0 million net of tax. Pre-tax profit related to the 72 bed private mental health hospital was $0.1 million, and $(0.2) million in 2005 and 2004, respectively. The accompanying consolidated financial statements and notes reflect the operations of the hospital and the related sale as a discontinued operation.

The Company no longer has any involvement in these entities and does not expect material future impacts related to these discontinued operations.

The following are the revenues related to Auckland and Atlantic Shores Hospital for the periods presented (in thousands):

	2007	2006	2005
		(In thousands)

Revenues — Auckland	—	—	7,256
Revenues — Atlantic Shores	957	—	8,602

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2007	2006
	(Years)	(In thousands)

Land	—	$43,340	$12,911
Buildings and improvements	2 to 40	637,532	238,452
Leasehold improvements	1 to 15	57,831	51,604
Equipment	3 to 10	45,527	39,424
Furniture and fixtures	3 to 7	7,668	7,970
Facility construction in progress		87,987	15,198

		$879,885	$365,559
Less accumulated depreciation and amortization		(96,273)	(78,185)

		$783,612	$287,374

The Company’s construction in progress primarily consists of development costs associated with the Facility construction and design segment for contracts with various federal, state and local agencies for which we have management contracts. Interest capitalized in property and equipment was $1.2 million and $0.2 million for the fiscal years ended December 30, 2007 and December 31, 2006, respectively.

Depreciation expense was $30.4 million, $19.7 million and $15.6 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

At December 30, 2007, the Company had $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements with accumulated amortization of $1.9 million. At December 31, 2006, the Company had $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements with accumulated amortization of $1.3 million. Depreciation of capital leases for the fiscal years ended December 30, 2007 and December 31, 2006 was $0.9 million and $1.2 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of income.

6.	Assets Held for Sale

During Second Quarter 2007, the Company sold land in Australia that was previously classified as Held for Sale. The land was sold at a price that approximated the carrying value.

In conjunction with the acquisition of CSC, the Company acquired land and a building associated with a program that had been discontinued by CSC in October 2003. These assets meet the criteria to be classified as held for sale per the guidance of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, and have been recorded at their net realizable value of $1.3 million at December 30, 2007. No depreciation has been recorded related to these assets in accordance with FAS 144.

7.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment
(In thousands)

2008	$6,977
2009	7,131
2010	7,217
2011	7,320
2012	7,408
Thereafter	34,205

Total minimum obligation	$70,258
Less unearned interest income	(24,144)
Less current portion of direct finance lease	(2,901)

Investment in direct finance lease	$43,213

8.	Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in interest expense along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of December 30, 2007 and December 31, 2006 the fair value of the swap liability totaled $0 and $1.7 million and is included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. The decrease in the Company’s swap liability is due to favorable changes in the interest rates during 2007.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, call provisions that coincide with the terms of the Notes, to be an effective cash flow hedge. Accordingly, the Company records changes in the value of the interest rate swap in accumulated other comprehensive income (loss), net of applicable income taxes. The total value of the swap as of December 30, 2007 and December 31, 2006 was $5.8 million and $3.2 million, respectively, and is recorded as a component of other non-current assets in the accompanying consolidated balance sheets.

There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances for 2007 were as follows (in thousands):

	Balance as of	Goodwill Resulting	Foreign	Balance as of
	January 1,	from Business	Currency	December 30,
	2007	Combination	Translation	2007

U.S. corrections	$23,999	$(2,290)	$—	$21,709
International services	3,075	—	131	3,206

Total Segments	$27,074	$(2,290)	$131	$24,915

U.S. corrections goodwill decreased by $2.3 million as a result of an increase in the tax basis of loss carryforwards related to the purchase of CSC in November 2005. International services goodwill increased $0.1 million as a result of favorable fluctuations in foreign currency translation.

Changes in the Company’s goodwill balances for 2006 were as follows (in thousands):

	Balance as of	Goodwill Resulting	Foreign	Balance as of
	January 1,	from Business	Currency	December 31,
	2006	Combination	Translation	2006

U.S. corrections	$35,350	$(11,351)	$—	$23,999
International services	546	2,487	42	3,075

Total Segments	$35,896	$(8,864)	$42	$27,074

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

International services goodwill increased $2.5 million as a result of the completion of the RSI acquisition in October 2006.

Intangible assets are related to the U.S. corrections segment and consisted of the following (in thousands):

	Useful Life
	in Years	2007	2006

Facility Management Contracts	7-17	$14,550	$15,050
Covenants not to compete	4	1,470	1,470

		$16,020	$16,520
Less Accumulated Amortization		(3,705)	(2,040)

		$12,315	$14,480

Amortization expense was $1.8 million, $1.4 million and $0.2 million for facility management contracts for the fiscal years ended 2007, 2006 and 2005, respectively. Amortization expense was $0.4 million, $0.4 million, and $0.1 million for covenants not to compete for the fiscal years ended 2007, 2006 and 2005, respectively. Amortization expense is recognized on a straight-line basis over the estimated useful life of the intangible assets. The Company’s weighted average useful life related to its intangible assets 11.86 years. In July 2007, the Company cancelled the Operating and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. As a result, the Company wrote off its intangible asset related to the facility of $0.4 million (net of accumulated amortization of $0.1 million). The impairment

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge is included in depreciation and amortization expense in the accompanying consolidated statement of income for the fiscal year ended December 30, 2007.

Estimated amortization expense for fiscal 2008 through fiscal 2012 and thereafter are as follows:

Expense
Fiscal Year	Amortization
(In thousands)

2008	$1,712
2009	1,651
2010	1,345
2011	1,345
2012	1,224
Thereafter	5,038

$12,315

10.	Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	2007	2006

Accrued interest	$8,586	$7,802
Accrued bonus	8,687	8,504
Accrued insurance	29,099	26,901
Accrued taxes	8,368	13,574
Jena idle facility lease reserve (a)	—	6,971
Construction retainage	11,897	3,545
Other	18,891	13,923

Total	$85,528	$81,220

(a)	Eliminated in purchase accounting (Note 2)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt consisted of the following (dollars in thousands):

	2007	2006

Capital Lease Obligations	$16,621	$17,405
Senior Credit Facility:
Term loan	162,263	—
Senior 8 1/4% Notes:
Notes Due in 2013	150,000	150,000
Discount on Notes	(2,984)	(3,376)
Swap on Notes	(6)	(1,736)

Total Senior 8 1/4% Notes	$147,010	$144,888
Non Recourse Debt :
Non recourse debt	$140,926	$147,260
Discount on bonds	(2,973)	(3,707)

Total non recourse debt	137,953	143,553
Other debt	83	111

Total debt	$463,930	$305,957

Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,477)	(12,685)
Capital lease obligations, long term portion	(15,800)	(16,621)
Non recourse debt	(124,975)	(131,680)

Long term debt	$305,678	$144,971

The Senior Credit Facility

On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consisted of a $365.0 million 7-year term loan (the “Term Loan B”) and a $150.0 million 5-year revolver (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.50% (the Company’s weighted average interest rate on borrowings outstanding under the Term Loan portion of the facility as of December 31, 2007 was 6.38%) and the Revolver bears interest at LIBOR plus 1.50% or at the base rate (prime rate) plus 0.5%. The Company used the $365.0 million in borrowings under the Term Loan B to finance its acquisition of CPT in January of 2007. In connection with the Term Loan B and the refinancing of the Senior Credit Facility, the Company recorded $9.1 million in deferred financing costs. In March 2007, the Company utilized $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. The Company wrote off $4.8 million in deferred financing costs in connection with this repayment of outstanding debt.

As of December 30, 2007, the Company had $162.3 million outstanding under the Term Loan B, no amounts outstanding under the Revolver, and $63.5 million outstanding in letters of credit under the Revolver. As of December 30, 2007 the Company had $86.5 million available for borrowings under the Revolver. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including to fund general corporate purposes.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average rate on outstanding borrowings under the term loan portion of the credit facility as of December 30, 2007 was 6.38%. Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR Borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.5% to 1.50%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings	0.38% to 0.5%.

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

In addition, the Senior Credit Facility prohibits us from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of any future equity offerings, are not subject to numerical limitations.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final judgments over a specified threshold, (vii) material environmental claims which are asserted against it, and (viii) a change of control.

Senior 8 1/4% Notes

In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, the Company’s former majority shareholder, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (“the Notes”),. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.0% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

As of December 30, 2007, the Notes are reflected net of the original issuer’s discount of approximately $3.0 million which is being amortized over the ten-year term of the Notes using the effective interest method.

Non-Recourse Debt

South Texas Detention Complex:

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from CSC. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. Additionally, the Company has outstanding $5.0 million of subordinated notes which represents the principal amount of financing provided to STLDC by CSC for initial development. These bonds mature in February 2016 and have fixed coupon rates between 3.47% and 5.07%.

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.

On February 1, 2007, the Company made a payment of $4.1 million for the current portion of its periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of December 30, 2007, the remaining balance of the debt service requirement is $45.3 million, of which $4.3 million is due within next twelve months. Also as of December 30, 2007, $14.2 million is included in non-current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by the Company in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 2.90% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal year ended December 30, 2007 in relation to the WEDFA bond indenture. As of December 30, 2007, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 is due within the next 12 months.

Included in non-current restricted cash is $2.3 million as of December 30, 2007 as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, a wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at December 30, 2007, was approximately $4.4 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non recourse debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt repayment schedules under capital lease obligations, long-term debt and non-recourse debt are as follows:

	Capital	Long Term	Non	Term	Total Annual
Fiscal Year	Leases	Debt	Recourse	Loan	Repayment
		(In thousands)

2008	$2,167	$28	$12,978	$3,650	$18,823
2009	1,956	28	13,737	3,650	19,371
2010	1,932	27	14,527	3,650	20,136
2011	1,932	—	15,419	3,650	21,001
2012	1,933	—	16,363	3,650	21,946
Thereafter	18,641	150,000	67,902	144,013	380,556

	$28,561	$150,083	$140,926	$162,263	$481,833

Original issuer’s discount	—	(2,984)	(2,973)	—	(5,957)
Current portion	(821)	(28)	(12,978)	(3,650)	(17,477)
Interest imputed on Capital Leases	(11,940)	—	—	—	(11,940)
Swap	—	(6)	—	—	(6)

Non-current portion	$15,800	$147,065	$124,975	$158,613	$446,453

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $8.9 million to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $1.1 million as security for the Company’s guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.

The Company has agreed to provide a loan of up to 20.0 million South African Rand, or approximately $3.0 million (the “Standby Facility”) to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not anticipate that such funding will ever be required by SACS. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract, the Company guaranteed certain potential tax obligations of a special purpose entity. The potential estimated exposure of these obligations is

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAD 2.5 million, or approximately $2.5 million commencing in 2017. The Company has a liability of $1.5 million and $0.7 million related to this exposure as of December 30, 2007 and December 31, 2006, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities in its consolidated balance sheet. The Company does not currently operate or manage this facility.

At December 30, 2007, the Company also had outstanding six letters of guarantee totaling approximately $6.4 million under separate international facilities. The Company does not have any off balance sheet arrangements.

12.	Transactions with CentraCore Properties Trust (“CPT”)

On January 24, 2007, the Company completed its acquisition of CPT. As a result of the acquisition of CPT, the Company has no on going rent commitment for the facilities acquired as part of the Merger. Prior to the acquisition, the Company recorded net rental expense related to the CPT leases of $23.0 million and $21.6 million in 2006 and 2005, respectively.

13.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2008 and 2028. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)

2008	$13,240
2009	11,989
2010	8,759
2011	5,857
2012	5,540
Thereafter	48,409

$93,794

Rent expense was $22.5 million, $25.7 million, and $24.9 million for fiscal 2007, 2006 and 2005, respectively.

Litigation, Claims and Assessments

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such the Company has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and it filed a notice of appeal on December 18, 2006. The appeal is proceeding.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia (the “Plaintiff”) seeking damages of up to approximately AUS 18.0 million or $15.8 million as of December 30, 2007. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. Furthermore, the Company is unable to determine the losses, if any, that it will incur under the litigation should the matter be resolved unfavorably to it. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. The Company has provided no further reserves for any potential losses since it is not possible at this time to estimate the likelihood of loss or amount of potential exposure based on the uncertainties with respect to this matter.

On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467)) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company is in the initial stages of investigating this claim. However, following its preliminary review, the Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. Nevertheless, the Company believes that, if resolved unfavorably, this matter could have a material adverse effect on its financial condition and results of operations.

The nature of the Company’s business exposes the Company to various types of claims or litigation against it, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of December 30, 2007, the Company was in the process of constructing or expanding 13 facilities representing 8,000 total beds, one of which it will lease to another party and twelve of which it will operate. The Company is providing the financing for six of the 13 facilities, representing 4,700 beds. Total capital expenditures related to these projects is expected to be $249.4 million, of which $102.1 million was completed through year end 2007. The Company expects to incur at least another approximately $93.8 million in capital expenditures relating to these owned projects during the fiscal year 2008. Additionally, financing for the remaining seven facilities representing 3,300 beds is being provided for by state or counties for their ownership. The Company is managing the construction of these projects with total costs of $188.4 million, of which $94.8 million has been completed through year end 2007 and $93.6 million remains to be completed through 2009.

Collective Bargaining Agreements

The Company had approximately 14% of its workforce covered by collective bargaining agreements at December 30, 2007. Collective bargaining agreements with six percent of employees are set to expire in less than one year.

Contract Terminations

On April 26, 2007, the Company announced that the Federal Bureau of Prisons awarded a contract for the management of the 2,048-bed Taft Correctional Institution, which the Company managed since 1997, to another private operator. The management contract, which was competitively re-bid, was transitioned to the alternative operator effective August 20, 2007. The Company does not expect the loss of this contract to have a material adverse effect on its financial condition or results of operations.

In July 2007, the Company cancelled the Operations and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. The cancellation became effective on December 28, 2007. The Company has operated the management contract since the acquisition of CSC in November 2005. The Company does not expect the termination of this contract to have a material adverse effect on its financial condition or results of operations.

On October 2, 2007, the Company received notice of the termination of its contract with the Texas Youth Commission for the housing of juvenile inmates at the 200-bed Coke County Juvenile Justice Center located in Bronte, Texas. The Company is in the preliminary stages of reviewing the termination of this contract. However, the Company does not expect the termination, or any liability that may arise with respect to such termination, to have a material adverse effect on its financial condition or results of operations.

Insurance claims

The Company maintains general liability insurance for property damages incurred, property operating costs during downtimes, business interruption and incremental costs incurred during inmate disturbances. In April 2007, the Company incurred significant damages at one of its managed-only facilities in New Castle, Indiana. The total amount of impairments, insurance losses recognized and expenses to repair damages incurred has been recorded in the accompanying consolidated statements of income as operating expenses and is offset by $2.1 million of insurance proceeds the Company received from insurance carriers in the first quarter of 2008.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Shareholders’ Equity

Earnings Per Share

The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with FAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

Fiscal Year	2007	2006	2005
	(In thousands, except per share data)

Net income	$41,845	$30,031	$7,006
Basic earnings per share:
Weighted average shares outstanding	47,727	34,442	28,740

Per share amount	$0.88	$0.87	$0.24

Diluted earnings per share:
Weighted average shares outstanding	47,727	34,442	28,740
Effect of dilutive securities:
Employee and director stock options and restricted stock	1,465	1,302	1,290

Weighted average shares assuming dilution	49,192	35,744	30,030

Per share amount	$0.85	$0.84	$0.23

For fiscal 2007, no options or shares of restricted stock were excluded from the computation of diluted EPS because their effect would be anti-dilutive.

For fiscal 2006, options to purchase 3,000 shares of the Company’s common stock with an exercise price of $13.74 per share and an expiration date of July 2016 were outstanding at December 31, 2006, but were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of the 626,512 restricted shares outstanding at December 30, 2007, 182,388 were included in the computation of diluted EPS because their effect was dilutive. Of the 445,500 restricted shares outstanding at December 31, 2006, 70,746 were included in the computation of diluted EPS because their effect was dilutive.

For fiscal 2005, options to purchase 48,000 shares of the Company’s common stock with exercise prices ranging from $8.96 to $10.74 per share and expiration dates between 2006 and 2014 were outstanding at January 1, 2006, but were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Preferred Stock

In April 1994, the Company’s Board of Directors authorized 30 million shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2001, the Company established non-qualified deferred compensation agreements with three key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. All three executives have reached age 55 and are eligible to receive the payments upon retirement.

In September, 2006 the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS No. 158 requires an employer to measure the funded status of a plan as of its year-end date and is first effective for fiscal 2006 for the Company and is reflected in the following presentation of the Company’s defined benefit plans. Upon adoption of this standard the Company recorded a charge of $1.9 million, net of tax, to the opening balance of comprehensive income and a $3.3 million credit to non-current liabilities. The unamortized portion of these costs as of December 30, 2007 included in other comprehensive income is $1.6 million, net of tax.

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

In fiscal 2006, the Company reported total comprehensive income of approximately $34.5 million which included the effect of the adoption of FAS 158 of approximately ($1.9) million. The effect of the adoption of FAS 158 should not have been reported as an adjustment to comprehensive income which, if excluded, would have resulted in total comprehensive income in 2006 of approximately $36.4 million. The ending accumulated other comprehensive income balance of approximately $2.4 million and total stockholders’ equity of approximately $248.6 million reported in the statements of stockholders’ equity at December 31, 2006 are correct as reported. The Company has adjusted the presentation of the 2006 comprehensive income amounts in the accompanying statements of shareholders’ equity and comprehensive income.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

In accordance with FAS 158, the Company has also disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at December 30, 2007 or December 31, 2006. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the consolidated statements of shareholders’ equity and comprehensive income. There were no significant transactions between the employer or related parties and the plan during the period.

	2007	2006

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$17,098	$15,702
Service Cost	551	671
Interest Cost	619	546
Plan Amendments	—	—
Actuarial (Gain) Loss	(287)	215
Benefits Paid	(43)	(36)

Projected Benefit Obligation, End of Year	$17,938	$17,098

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	43	36
Benefits Paid	(43)	(36)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(17,938)	$(17,098)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	123	164
Net Loss	2,554	3,028

Accrued Pension Cost	$2,677	$3,192

	Fiscal 2007	Fiscal 2006

Components of Net Periodic Benefit Cost
Service Cost	$551	$671
Interest Cost	619	546
Amortization of:
Prior Service Cost	41	39
Net Loss	302	144

Net Periodic Pension Cost	$1,513	$1,400

Weighted Average Assumptions for Expense
Discount Rate	5.75%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	5.50%	5.50%

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit liability for the three plans at December 30, 2007 are as follows, $4.7 million for the executive retirement plan, $1.2 million for the officer retirement plan and $12.0 million for the three key executives’ plans. Although these individuals have reached the eligible age for retirement, the liabilities for the plans at December 30, 2007 and December 31, 2006 are included in other long-term liabilities based on actuarial assumption and expected retirement payments.

The amount included in other comprehensive income as of December 30, 2007 that is expected to be recognized as a component of net periodic benefit cost in fiscal 2008 is $0.3 million.

The Company has established a deferred compensation agreement for non-employee directors, which allow eligible directors to defer their compensation. Participants may elect lump sum or monthly payments to be made at least one year after the deferral is made or at the time the participant ceases to be a director. The Company recognized total compensation expense under this plan of $0.4 million, $0.6 and $(0.1) million for fiscal 2007, 2006, and 2005, respectively. There were no payouts under the plan in fiscal 2006 and 2005. The liability for the deferred compensation was $1.1 million at December 31, 2006, and was included in “Other non-current liabilities” in the accompanying consolidated balance sheet. Subsequent to December 31, 2006 the Company terminated the plan and paid the participants a lump sum amount.

The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.3 million, $0.2 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively. The liability for this plan at December 30, 2007 and December 31, 2006 was $3.2 million and $2.5 million, respectively, and is included in “Other non-current liabilities” in the accompanying consolidated balance sheets.

The Company expects to make the following benefit payments based on eligible retirement dates:

Pension
Fiscal Year	Benefits
(In thousands)

2008	$12,474
2009	137
2010	137
2011	138
2012	182
Thereafter	4,870

$17,938

16.	Business Segment and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: U.S. corrections segment; International services segment; GEO Care segment; and Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts.

The segment information presented in the prior periods has been reclassified to conform to the current presentation:

Fiscal Year	2007	2006	2005
	(In thousands)

Revenues:
U.S. corrections	$671,957	$612,810	$473,280
International services	130,317	103,553	98,829
GEO Care	113,754	70,379	32,616
Facility construction and design	108,804	74,140	8,175

Total revenues	$1,024,832	$860,882	$612,900

Depreciation and amortization:
U.S. corrections	$31,039	$20,848	$12,980
International services	1,359	803	2,601
GEO Care	1,472	584	295
Facility construction and design	—	—	—

Total depreciation and amortization	$33,870	$22,235	$15,876

Operating Income:
U.S. corrections	$138,609	$106,380	$44,122
International services	11,046	8,682	10,595
GEO Care	10,939	5,996	2,317
Facility construction and design	(266)	(589)	(138)

Operating income from segments	160,328	120,469	56,896
General and Administrative Expenses	(64,492)	(56,268)	(48,958)

Total operating income	$95,836	$64,201	$7,938

Segment assets:
U.S. corrections	$962,090	$457,545	$464,813
International services	91,692	79,641	60,827
GEO Care	19,334	15,606	10,028
Facility construction and design	16,385	21,057	627

Total segment assets	$1,089,501	$573,849	$536,295

Fiscal 2007 U.S. corrections segment operating expenses includes non-cash deferred compensation costs of $2.5 million associated with the Company’s 2006 Stock Incentive Plan compared to a charge of $1.0 million in the fiscal year ended December 30, 2006. Also included as a reduction to operating income is an increase of depreciation expense of $10.2 million for U.S. corrections primarily associated with the assets acquired from CPT. This depreciation charge is offset by a decrease in facility usage fees of $29.3 million also included in operating income. Fiscal 2007 U.S. Corrections operating expense includes a $0.9 million reduction in general liability, auto and workers’ compensation insurance reserves. Fiscal 2006 U.S. corrections operating expenses include a $4.0 million reduction in general liability and workers compensation reserves offset by

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million charges for employee insurance reserves. Fiscal 2005 U.S. corrections segment operating expenses include net non-cash charges of $23.8 million consisting of a $20.9 million impairment charge for the Michigan Correctional Facility and a $4.3 million charge for the remaining obligation for the inactive Jena Facility offset by a $3.4 million reduction in insurance reserves.

Assets in the Company’s Facility construction and design segment include trade accounts receivable, construction retainage receivable and other miscellaneous deposits and prepaid insurance. Trade accounts receivable balances were $10.2 million and $15.7 million as of December 30, 2007 and December 31, 2006, respectively. Construction retainage receivable balances were $4.7 million and $3.6 million as of December 30, 2007 and December 31, 2006, respectively. Other assets were $1.5 million and $1.8 million as of December 30, 2007 and December 31, 2006, respectively. During fiscal 2007 and 2006, the Company wrote-off $0.5 million and $1.0 million, respectively, for construction over-runs. Such items were not significant as of or for the periods ended December 30, 2007 and December 31, 2006, respectively.

Pre-Tax Income Reconciliation

Fiscal Year Ended	2007	2006	2005
	(In thousands)

Operating income from segments	$160,328	$120,469	$56,896
Unallocated amounts:
General and Administrative Expense	(64,492)	(56,268)	(48,958)
Net Interest Expense	(27,305)	(17,544)	(13,862)
Costs related to early extinguishment of debt	(4,794)	(1,295)	(1,360)

Income (loss) before income taxes, equity in earnings of affiliates, Discontinued Operations and Minority Interest	$63,737	$45,362	$(7,284)

Asset Reconciliation

	2007	2006

Reportable segment assets	$1,089,501	$573,849
Cash	44,403	111,520
Deferred income tax	24,623	24,433
Restricted cash	34,107	33,651

Total Assets	$1,192,634	$743,453

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

The Company’s international operations are conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company manages five correctional facilities, including one police custody center; (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages the Campsfield House Immigration Removal Centre.

Fiscal Year	2007	2006	2005
	(In thousands)

Revenues:
U.S. operations	$894,515	$757,329	$514,071
Australia operations	97,116	82,156	83,335
South African operations	17,286	14,569	15,494
United Kingdom	15,915	6,828	—

Total revenues	$1,024,832	$860,882	$612,900

Long-lived assets:
U.S. operations	$780,067	$279,685	$275,415
Australia operations	2,187	6,445	6,243
South African operations	590	642	578
United Kingdom	768	602	—

Total long-lived assets	$783,612	$287,374	$282,236

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of GEO Care facilities and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2007	2006	2005
	(In thousands)

Revenues:
Correction and detention	$802,274	$716,363	$572,109
GEO Care	113,754	70,379	32,616
Facility construction and design	108,804	74,140	8,175

Total revenues	$1,024,832	$860,882	$612,900

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2007, 2006 and 2005 include one of the joint ventures in South Africa, SACS. This entity is accounted for under the equity method and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial data for SACS is as follows:

Fiscal Year	2007	2006	2005
	(In thousands)

Statement of Operations Data
Revenues	$36,720	$34,152	$33,179
Operating income	14,976	13,301	11,969
Net income	4,240	3,124	2,866
Balance Sheet Data
Current assets	21,608	15,396	13,212
Noncurrent assets	53,816	60,023	68,149
Current liabilities	6,120	5,282	4,187
Non-current liabilities	62,401	63,919	73,645
Shareholders’ equity	6,903	6,217	3,529

As of December 30, 2007 and December 31, 2006, the Company’s investment in SACS was $3.5 million and $3.1 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

Business Concentration

Except for the major customers noted in the following table, no other single customers that made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2007	2006	2005

Various agencies of the U.S. Federal Government	26%	30%	27%
Various agencies of the State of Florida	15%	5%	7%

Credit risk related to accounts receivable is reflective of the related revenues.

17.	Income Taxes

The United States and foreign components of income (loss) before income taxes, minority interest and equity income from affiliates are as follows:

	2007	2006	2005
		(In thousands)

Income (loss) before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
United States	$50,960	$32,968	$(20,395)
Foreign	12,777	12,394	13,111

	63,737	45,362	(7,284)

Discontinued operations:
Income (loss) from operation of discontinued business	957	(428)	2,022

Total	$64,694	$44,934	$(5,262)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes on income (loss) consist of the following components:

	2007	2006	2005
	(In thousands)

Federal income taxes:
Current	$20,909	$15,876	$(4,146)
Deferred	(4,546)	(4,635)	(4,151)

	16,363	11,241	(8,297)

State income taxes:
Current	3,814	2,667	(714)
Deferred	(399)	(36)	(756)

	3,415	2,631	(1,470)

Foreign:
Current	4,580	3,042	(3,304)
Deferred	(132)	(409)	1,245

	4,448	2,633	(2,059)

Total U.S. and foreign	24,226	16,505	(11,826)

Discontinued operations:
Taxes (benefit) from operations of discontinued business	377	(151)	895

Total	$24,603	$16,354	$(10,931)

A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2007	2006	2005
	(In thousands)

Continuing operations:
Provisions using statutory federal income tax rate	$22,308	$15,877	$(2,549)
State income taxes, net of federal tax benefit	2,147	1,466	(907)
Australia consolidation benefit	—	(228)	(6,460)
UK Tax Benefit	—	(977)	—
Section 965 benefit	—	—	(1,704)
Other, net	(229)	367	(206)

Total continuing operations	24,226	16,505	(11,826)

Discontinued operations:
Taxes (benefit) from operations of discontinued business	377	(151)	895

Provision (benefit) for income taxes	$24,603	$16,354	$(10,931)

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net current deferred income tax asset at fiscal year end are as follows:

	2007	2006
	(In thousands)

Book revenue not yet taxed	$(213)	$(284)
Deferred revenue	—	706
Uniforms	(396)	(337)
Deferred loan costs	227	301
Other, net	682	(26)
Allowance for doubtful accounts	172	357
Accrued compensation	7,484	4,938
Accrued liabilities	11,749	13,837

Total asset	$19,705	$19,492

The components of the net non-current deferred income tax asset at fiscal year end are as follows:

	2007	2006
	(In thousands)

Depreciation	$(391)	$109
Deferred loan costs	2,546	2,774
Deferred rent	944	1,000
Bond Discount	(1,293)	(1,431)
Net operating losses	3,283	3,162
Tax credits	1,088	625
Intangible assets	(4,421)	(5,232)
Accrued liabilities	765	651
Deferred compensation	5,955	7,003
Residual U.S. tax liability on unrepatriated foreign earnings	(1,640)	(2,026)
Prepaid Lease	681	880
Other, net	554	409
Valuation allowance	(3,153)	(2,983)

Total asset (liability)	$4,918	$4,941

The components of the net non-current deferred income tax liability as of fiscal year:

	2007	2006
	(In thousands)

Depreciation	$(223)	$—

Total Asset (Liability)	$(223)	$—

In accordance with FAS No. 109, Accounting for Income Taxes, deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2007 and 2006, the Company has recorded a valuation allowance of approximately $3.2 million and $3.0 million, respectively. The valuation allowance increased by $0.2 during the fiscal year ended December 30, 2007. At the fiscal year end 2007 and 2006, the valuation allowance included $0.1 million and $0.1 million, respectively reported as

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of purchase accounting relating to deferred tax assets for state net operating losses from the CSC acquisition. Current accounting pronouncements provide that a reduction of a valuation allowance related to tax assets recorded as part of purchase accounting are to reduce goodwill. At fiscal year end 2007 and 2006 a partial valuation allowance was provided against net operating losses from the acquisition. The remaining valuation allowance of $3.1 million and $2.9 million, for 2007 and 2006, respectively, relates to deferred tax assets for foreign net operating losses and state tax credits unrelated to the CSC acquisition.

At fiscal year end 2007, the Company had $11.2 million of combined net operating loss carryforwards in various states from the CSC acquisition, which begin to expire in 2015.

Also at fiscal year end 2007 the Company had $8.6 million of foreign operating losses which carry forward indefinitely and $1.7 million of state tax credits which begin to expire in 2009. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

During the fourth quarter the Company’s Australian subsidiary made a dividend distribution in excess of its 2007 earnings. Residual US taxes in excess of foreign tax credits related to the dividend distribution of prior year foreign earnings are now currently due and to that extent are no longer reflected as part of the deferred tax liability for residual US taxes on unrepatriated foreign earnings.

During fiscal 2006, the Company’s UK subsidiary received UK income tax refunds related to several tax years ending prior to 2003 totaling $1.0 million. The Company provides for residual US taxes on unrepatriated foreign earnings when earned. The Company studied the impact of the UK tax refund on its foreign tax credit position under US tax law for the prior tax years at issue and concluded that it does not give rise to additional incremental US taxes that would work to offset the benefit of the UK tax refund.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based payment” (FAS 123R), which revises FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company adopted FAS 123R using the modified prospective method. Under this method the Company recognizes compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 2, 2006 that remain unvested at that time. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. The Company has elected to use the transition method described in FASB Staff Position 123(R)-3 (“FSP FAS 123(R)-3”.) In accordance with FSP FAS 123(R)-3, the tax benefit on awards that vested prior to January 2, 2006 but that were exercised on or after January 2, 2006 “Fully Vested Awards” are credited directly to additional paid-in-capital. On awards that vested on or after January 2, 2006 and that were exercised on or after January 2, 2006, “Partially vested Awards” the total tax benefit first reduces the related deferred tax asset associated with the compensation cost recognized under 123(R) and any excess tax benefit, if any, is credited to additional paid-in capital. Special considerations apply and which are addressed in the FSP FAS 123(R)-3, if the ultimate tax benefit upon exercise is less than the related deferred tax asset underlying the award. At fiscal year end 2007 the deferred tax asset related to unexercised stock options and restricted stock grants was $1.2 million.

In fiscal 2005, the Company’s equity affiliate, SACS, recognized a one time tax benefit of $2.1 million related to a change in South African Tax law applicable to companies in a qualified Public Private Partnership (“PPP”) with the South African Government. The tax law change had the effect that beginning in 2005 government revenues earned under the PPP are exempt from South African taxation. The one time tax benefit

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in part related to deferred tax liabilities that were eliminated during 2005 as a result of the change in the tax law. In February 2007, the South African legislature passed legislation that has the effect of removing the exemption from taxation on government revenues. As a result of the new legislation, SACS will be subject to South African taxation going forward at the applicable tax rate of 29%. The increase in the applicable income tax rate results in an increase in net deferred tax liabilities which were calculated at a rate of 0% during the period the government revenues were exempt. The effect of the increase in the deferred tax liability of the equity affiliate is a charge to equity in earnings of affiliate in the amount of $2.4 million. The law change also has the effect of reducing a previously recorded liability for unrecognized tax benefits as provided under FIN 48, Accounting for Uncertainty in Income Taxes, resulting in an increase to equity in earnings of affiliate. The respective decrease and increase to equity in earnings of affiliate are substantially offsetting in nature.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows in (dollars in thousands):

(In thousands)

Balance at January 1, 2007	$6,101
Additions based on tax positions related to the current year	1,809
Additions for tax positions of prior years	1,845
Reductions for tax positions of prior years	(4,213)
Settlements	(125)

Balance at December 30, 2007	$5,417

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. Inclusive of the federal tax benefit on state income taxes, the beginning balance as of January 1, 2007 is $5.7 million. Included in the balance at December 30, 2007 is $1.8 million related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Under deferred tax accounting, the timing of a deduction does not affect the annual effective tax rate but does affect the timing of tax payments. Absent a decrease in the unrecognized tax benefits related to the reversal of these timing related tax positions, the Company does not anticipate any significant increase or decrease in the unrecognized tax benefits within 12 months of the reporting date. The balance at December 30, 2007 includes $3.3 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2002 through 2005. The Company expects this examination to be concluded in 2009.

In adopting FIN 48, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, the Company’s 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. During the fiscal year ended December 30, 2007 the Company recognized $.6 million in interest and penalties. The Company had accrued approximately $1.5 million and $0.9 million for the payment of interest and penalties at December 30, 2007, and December 31, 2006, respectively.

In May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

18.	Subsequent events

New contracts

In January 2008, the Company executed a 20-year contract, inclusive of three five-year option periods, effective January 2, 2008 with the Office of the Federal Detention Trustee (“OFDT”) for the housing of up to 768 U.S. Marshals Service (“USMS”) detainees at the Robert A. Deyton Detention Facility (the “Facility”) located in Clayton County, Georgia (the “County”). GEO leases the Facility from the County under a 20-year agreement, with two five-year renewal options. The Facility currently has a capacity of 576 beds, and GEO has begun construction on a 192-bed expansion.

GEO expects to commence the intake of 576 detainees in February of 2008. At the 576-bed occupancy level, the Facility is expected to generate approximately $16 million in annualized operating revenues with an 80 percent occupancy guarantee. GEO expects the 192-bed expansion to be completed in the fourth quarter of 2008. At full occupancy of 768 beds, the Facility is expected to generate approximately $20 million in annualized operating revenues with an 80 percent occupancy guarantee.

Litigation

On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at its of our jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467)) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a company-wide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company is in the initial stages of investigating this claim. However, following its preliminary review, the Company believes it has several defenses to the allegations underlying this litigation and intends to vigorously defend its rights in this matter.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nevertheless, the Company believes that, if resolved unfavorably, this matter could have a material adverse effect on its financial condition and results of operations.

19.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First Quarter		Second Quarter

2007
Revenues	$237,004		$258,182
Operating income	20,565	(1)	26,597
Income from continuing operations	5,097		12,366
Income from discontinued operations, net of tax	167		—
Basic earnings per share:
Income from continuing operations	$0.12		$0.25
Income from discontinued operations	0.01		0.00

Net income per share	$0.13		$0.25
Diluted earnings per share:
Income from continuing operations	$0.12		$0.24
Income from discontinued operations	0.00		0.00

Net income per share	$0.12		$0.24

	Third Quarter		Fourth Quarter

Revenues	$267,009		$262,637
Operating income	25,264	(2)	23,410	(3)
Income from continuing operations	12,325		11,477
Income from discontinued operations, net of tax	413		—
Basic earnings per share:
Income from continuing operations	$0.24		$0.23
Income from discontinued operations	0.01		0.00

Net income per share	$0.25		$0.23
Diluted earnings per share:
Income from continuing operations	$0.24		$0.22
Income from discontinued operations	0.01		0.00

Net income per share	$0.25		$0.22

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter

2006
Revenues	$185,881	$208,668
Operating income	$12,462	$15,957
Income from continuing operations	$4,674	$6,431
Loss from discontinued operations, net of tax benefit	$(118)	$(113)
Basic earnings per share:
Income from continuing operations	$0.16	$0.21
Loss from discontinued operations	$(0.01)	$(0.01)

Net income per share	$0.15	$0.20
Diluted earnings per share:
Income from continuing operations	$0.16	$0.20
Loss from discontinued operations	$(0.01)	$(0.01)

Net income per share	$0.15	$0.19

	Third Quarter		Fourth Quarter

Revenues	$218,909		$247,404
Operating income	$16,985	(2)	$18,797
Income from continuing operations	$8,666		$10,537
Loss from discontinued operations, net of tax benefit	$(24)		$(22)
Basic earnings per share:
Income from continuing operations	$0.22		$0.27
Loss from discontinued operations	$0.00		$0.00

Net income per share	$0.22		$0.27
Diluted earnings per share:
Income from continuing operations	$0.22		$0.26
Loss from discontinued operations	$0.00		$0.00

Net income per share	$0.22		$0.26

(1)	Reflects a write-off of debt issuance costs of $4.8 million related to the repayment of $200.0 million in the Term Loan B.

(2)	Reflects adjustments to insurance reserves of $0.9 million and $4.0 million in the thirteen weeks ended September 30, 2007 and October 1, 2006, respectively.

(3)	Reflects a $1.0 million adjustment to the New Castle, Indiana insurance claim offset by a write-off of $1.4 million in deferred acquisition costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 30, 2007.

(b)	Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 30, 2007.

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

None.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2008 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 119

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated as of September 19, 2006, among the Company, GEO Acquisition II, Inc. and CentraCore Properties Trust (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 21, 2006)
3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003*
3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003*
3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006*
3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007*
3.6	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on August 13, 2007)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

Exhibit
Number		Description

10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.7	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004)†
10.8	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004)†
10.9	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.10	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.11	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.12	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.13	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.14	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.15	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.16	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.17	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.18	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.19	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.20	—	The Geo Group, Inc. Senior Management Performance Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on May 13, 2005)
10.21	—	The GEO Group, Inc. 2006 Stock Incentive Plan*†
10.22	—	Amendment to The Geo Group, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the Company’s report on Form 10-Q, filed on August 9, 2007).

Exhibit
Number		Description

10.23	—	Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among The GEO Group, Inc., as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on January 30, 2007)
10.24	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 6, 2007)
10.25	—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 20, 2007)
10.26	—	Amendment No. 3 to the Third Amended and Restated Credit Agreement dated as of May 2, 2007, between The Geo Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, dated May 8, 2007)
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Grant Thornton LLP, independent registered certified public accountants*
23.2	—	Consent of Ernst & Young LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/  JOHN G. O’ROURKE
John G. O’Rourke
Senior Vice President &
Chief Financial Officer

Date: February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 15, 2008

/s/ John G. O’Rourke John G. O’Rourke	Senior Vice President & Chief Financial Officer (principal financial officer)	February 15, 2008

/s/ Brian R. Evans Brian R. Evans	Vice President of Finance, Treasurer & Chief Accounting Officer (principal accounting officer)	February 15, 2008

/s/ Wayne H. Calabrese Wayne H. Calabrese	Vice Chairman of the Board, President & Chief Operating Officer	February 15, 2008

/s/ Norman A. Carlson Norman A. Carlson	Director	February 15, 2008

/s/ Anne N. Foreman Anne N. Foreman	Director	February 15, 2008

/s/ John M. Palms John M. Palms	Director	February 15, 2008

/s/ Richard H. Glanton Richard H. Glanton	Director	February 15, 2008

/s/ John M. Perzel John M. Perzel	Director	February 15, 2008

THE GEO GROUP, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 30, 2007, December 31, 2006, and January 1, 2006

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period
	(In thousands)

YEAR ENDED DECEMBER 30, 2007:
Allowance for doubtful accounts	$926	$26	$190	$(317)	$445
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$224	$762	$—	$(60)	$926
YEAR ENDED JANUARY 1, 2006:
Allowance for doubtful accounts	$907	$—	$—	$(683)	$224
YEAR ENDED DECEMBER 30, 2007:
Asset Replacement Reserve	$768	$328	$—	$(211)	$885
YEAR ENDED DECEMBER 31, 2006:
Asset Replacement Reserve	$723	$258	$—	$(213)	$768
YEAR ENDED JANUARY 1, 2006:
Asset Replacement Reserve	$614	$290	$—	$(181)	$723