Form 10-Q
period 2008-03-30
GEO GROUP INC
filed 2008-05-02
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
At April 25, 2008, 50,987,146 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
MARCH 30, 2008 AND APRIL 1, 2007
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Revenues	$274,960	$237,004
Operating expenses	224,336	194,105
Depreciation and amortization	9,073	7,281
General and administrative expenses	17,024	15,053

Operating income	24,527	20,565
Interest income	1,755	3,240
Interest expense	(7,487)	(11,064)
Write-off of deferred financing fees from extinguishment of debt	—	4,794

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	18,795	7,947
Provision for income taxes	6,906	3,141
Minority interest	(102)	(92)
Equity in earnings of affiliate, net of income tax provision of $244 and $209	620	383

Income from continuing operations	12,407	5,097
Income from discontinued operations, net of tax provision of $0 and $109	—	167

Net income	$12,407	$5,264

Weighted-average common shares outstanding:
Basic	50,353	40,138

Diluted	51,726	41,562

Income per common share:
Basic:
Income from continuing operations	$0.25	$0.12
Income from discontinued operations	0.00	0.01

Net income per share-basic	$0.25	$0.13

Diluted:
Income from continuing operations	$0.24	$0.12
Income from discontinued operations	0.00	0.00

Net income per share-diluted	$0.24	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 30, 2008 AND DECEMBER 30, 2007
(In thousands, except share data)

	March 30, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,462	$44,403
Restricted cash	13,298	13,227
Accounts receivable, less allowance for doubtful accounts of $325 and $445	181,841	172,291
Deferred income tax asset, net	19,705	19,705
Other current assets	17,778	14,892

Total current assets	266,084	264,518

Restricted cash	15,909	20,880
Property and equipment, net	819,787	783,612
Assets held for sale	1,265	1,265
Direct finance lease receivable	44,444	43,213
Deferred income tax assets, net	4,918	4,918
Goodwill and other intangible assets, net	36,817	37,230
Other non-current assets	37,934	36,998

	$1,227,158	$1,192,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,992	$48,661
Accrued payroll and related taxes	28,984	34,766
Accrued expenses	80,353	85,528
Current portion of capital lease obligations, long-term debt and non-recourse debt	18,636	17,477

Total current liabilities	190,965	186,432

Deferred income tax liability	223	223
Minority interest	1,607	1,642
Other non-current liabilities	30,419	30,179
Capital lease obligations	15,624	15,800
Long-term debt	326,282	305,678
Non-recourse debt	121,116	124,975
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,060,946 and 67,050,596 issued and 50,985,946 and 50,975,596 outstanding	510	510
Additional paid-in capital	339,233	338,092
Retained earnings	253,478	241,071
Accumulated other comprehensive income	6,589	6,920
Treasury stock 16,075,000 and 16,075,000 shares	(58,888)	(58,888)

Total shareholders’ equity	540,922	527,705

	$1,227,158	$1,192,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
MARCH 30, 2008 AND APRIL 1, 2007
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Cash Flow from Operating Activities:
Income from continuing operations	$12,407	$5,097
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expense	9,073	7,281
Amortization of debt issuance costs	661	676
Amortization of unearned compensation	804	379
Stock-based compensation expense	178	194
Write-off of deferred financing fees	—	4,794
Deferred tax expense	—	240
Provision for doubtful accounts	300	—
Equity in earnings of affiliates, net of tax	(620)	(383)
Minority interests in earnings of consolidated entity	102	92
Income tax benefit of equity compensation	(64)	(78)
Insurance proceeds	1,892	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(11,942)	8,242
Other current assets	244	(1,755)
Other assets	(2,030)	(1,624)
Accounts payable and accrued expenses	(3,014)	(1,615)
Accrued payroll and related taxes	(6,185)	(3,252)
Deferred revenue	—	(152)
Other liabilities	318	730

Net cash provided by operating activities of continuing operations	2,124	18,866
Net cash provided by used in operating activities of discontinued operations	—	(1,303)

Net cash provided by operating activities	2,124	17,563

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	—	(409,943)
Change in restricted cash	5,106	5,160
Proceeds from sale of assets	—	56
Capital expenditures	(32,341)	(19,714)
Insurance proceeds	226	—

Net cash used in investing activities	(27,009)	(424,441)

Cash Flow from Financing Activities:
Payments on long-term debt	(23,457)	(214,438)
Proceeds from the exercise of stock options	95	111
Income tax benefit of equity compensation	64	78
Proceeds from long-term debt	37,000	375,000
Debt issuance costs	—	(8,932)
Proceeds from equity offering, net	—	227,547

Net cash provided by financing activities	13,702	379,366

Effect of Exchange Rate Changes on Cash and Cash Equivalents	242	(133)

Net Decrease in Cash and Cash Equivalents	(10,941)	(27,645)
Cash and Cash Equivalents, beginning of period	44,403	111,520

Cash and Cash Equivalents, end of period	$33,462	$83,875

Supplemental Disclosures:
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$11,853	$—

Extinguishment of pre-acquisition liabilities	$—	$11,003

Total liabilities assumed in acquisition	$—	$2,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the fiscal year ended December 30, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended March 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2008.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 15, 2008 for the fiscal year ended December 30, 2007.
2. STOCK SPLIT
On May 1, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, the Company’s shares outstanding increased from 25.4 million to 50.8 million. All share and per share data has been adjusted to reflect this stock split.
3. EQUITY OFFERING
On March 23, 2007, the Company sold in a follow-on public offering 5,462,500 shares of its common stock at a price of $43.99 per share, (10,925,000 shares of its common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to the Company (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, the Company utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Third Amended and Restated Credit Agreement, referred to as the Senior Credit Facility (Note 9). The Company used the balance of the proceeds from the offering for general corporate purposes, which included working capital and capital expenditures.
4. FAIR VALUE OF ASSETS AND LIABILITIES
In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement was effective for entities as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not experience significant volatility in its earnings caused by the measurement of assets and liabilities and as such, did not exercise the irrevocable option to change the reporting for any of its assets or liabilities not already accounted for using fair value. There was no impact on the Company’s financial condition, results of operations, cash flows or disclosures as a result of the adoption of this standard.
The Company partially adopted Statement No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007 (see discussion following regarding the impact of FSP 157-2). This Statement establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. Additionally, FAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As such, the Company was not required to recognize any new assets or liabilities at fair value. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. The purpose of the deferral is to provide companies with more time to resolve implementation issues related to fair value measurements of non-financial assets and non-financial liabilities such as those that are acquired in a business, reporting units and other long lived assets measured at fair value in an impairment test as described in FAS 142, Goodwill and Other Intangible Assets or FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, asset retirement obligations initially measured at fair value under FAS 143, Accounting for Asset Retirement Obligations, non-financial liabilities for exit or disposal activities initially measured at fair value under FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, the Company only partially adopted the provisions of FAS 157 and has elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. The Company does not expect that the full adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
The Company currently records derivative instruments at fair value. To increase comparability in fair value measurements and related disclosures, FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments. Since these derivatives are not traded on open markets, the fair value of the Company’s derivative financial instruments using a valuation model is derived using Level 2 inputs which are observable LIBOR rates that are commonly quoted at intervals for the full term of the swaps. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Total (loss)/gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(0.2) million and $0.5 million for the periods ended March 30, 2008 and April 1, 2007, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in earnings in the period of the change in fair value. Total gains recognized and recorded in earnings related to these fair value hedges was $1.4 million and $0.5 million for the periods ended March 30, 2008 and April 1, 2007, respectively.
5. EQUITY INCENTIVE PLANS
In accordance with the modified prospective method of adoption under Financial Accounting Standard No. 123R, “Share-based Payment” (“FAS 123R”), the Company recognizes compensation cost for all stock options granted after January 1, 2006, plus any prior awards granted to employees that remained unvested at that time, using a Black-Scholes option valuation model to estimate the fair value of each option awarded. The assumptions used to value options granted during the interim period were comparable to those used at December 30, 2007. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.
The Company had awards outstanding under four equity compensation plans at March 30, 2008: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”), the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”) and the GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On May 1, 2007, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 500,000 shares of the Company’s common stock which increased the total amount available for grant to 1,400,000 shares pursuant to awards granted under the plan and specifying that up to 300,000 of such additional shares may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion.

Except for 750,000 shares of restricted stock issued under the 2006 Plan as of March 30, 2008, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of March 30, 2008, the Company had the ability to issue awards with respect to 230,729 shares of common stock pursuant to the 2006 Plan.
Under the terms of the Company Plans, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each plan. All stock options that have been granted under the Company Plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. In addition, stock options granted to non-employee directors under the 1995 Plan became exercisable immediately. All stock options awarded under the Company Plans expire no later than ten years after the date of the grant.
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

	March 30, 2008
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Outstanding at December 30, 2007	2,770	$7.15	5.0	$58,698
Granted	30	27.19
Exercised	(10)	9.17
Forfeited/canceled	(21)	19.33

Options outstanding at March 30, 2008	2,769	7.27	4.8	56,612

Options exercisable at March 30, 2008	2,474	5.71	4.4	54,421

For the thirteen week period ending March 30, 2008, the amount of stock-based compensation expense related to stock options was $0.2 million. The weighted average grant date fair value of options granted during the thirteen weeks ended March 30, 2008 was $27.19 per share. The total intrinsic value of options exercised during the thirteen weeks ended March 30, 2008 was $0.2 million.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at March 30, 2008:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.63 - $2.63	6,000	2.1	$2.63	6,000	$2.63
$2.81 - $2.81	316,500	1.9	2.81	316,500	2.81
$3.10 - $3.10	372,000	2.9	3.10	372,000	3.10
$3.17 - $3.98	180,523	4.8	3.20	180,523	3.20
$4.67 - $4.67	428,728	5.1	4.67	428,728	4.67
$5.13 - $5.13	657,000	3.9	5.13	657,000	5.13
$5.30 - $7.70	288,483	5.9	6.86	268,280	6.87
$7.83 - $20.63	135,400	7.1	12.44	97,600	10.96
$21.56 - $21.56	354,800	8.9	21.56	141,200	21.56
$26.67 - $28.24	30,000	9.9	27.19	6,000	27.19

	2,769,434	4.8	$7.27	2,473,831	$5.71

As of March 30, 2008, the Company had $2.8 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.7 years. Proceeds received from option exercises during the thirteen weeks ended March 30, 2008 and April 1, 2007 were $0.1 million and $0.1 million, respectively.

Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock that were granted during fiscal years 2006 and 2007 under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of March 30, 2008 and changes during the thirteen weeks ended March 30, 2008 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at December 30, 2007	626,512	$19.14
Granted	24,228	26.66
Vested	—	—
Forfeited/canceled	(24,228)	18.30

Restricted stock outstanding at March 30, 2008	626,512	$19.46

During the thirteen weeks ended March 30, 2008, the Company recognized $0.8 million of compensation expense related to its outstanding shares of restricted stock and as of March 30, 2008 had $9.0 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.6 years.
6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net income	$12,407	$5,264
Change in foreign currency translation, net of income tax expense of $125, and $1,151, respectively	(205)	(1,912)
Pension liability adjustment, net of income tax expense of $29, and $30, respectively	44	46
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(105), and $210, respectively	(170)	481

Comprehensive income	$12,076	$3,879

7. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended March 30, 2008 and April 1, 2007 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net income	$12,407	$5,264
Basic earnings per share:
Weighted average shares outstanding	50,353	40,138

Per share amount	$0.25	$0.13

Diluted earnings per share:
Weighted average shares outstanding	50,353	40,138
Effect of dilutive securities: Assumed exercise or issuance of shares relating to stock plans	1,373	1,424

Weighted average shares assuming dilution	51,726	41,562

Per share amount	$0.24	$0.12

Of 2,769,434 stock options outstanding at March 30, 2008, 376,936 options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 3,048,738 stock options outstanding at April 1, 2007, no options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 626,512 shares of restricted stock outstanding at March 30, 2008, options to purchase 11,182 shares of common stock were not included in the computation of diluted EPS because their effect would be anti-dilutive. Of 444,000 shares of restricted stock outstanding at April 1, 2007, options to purchase 282,716 shares of common stock were not included in the computation of diluted EPS because their effect would be anti-dilutive.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirteen weeks ended March 30, 2008 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 30, 2007	Translation	March 30, 2008
U.S. corrections	$21,709	$—	$21,709
International services	3,206	15	3,221

Total segments	$24,915	$15	$24,930

Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$14,550	7-17 years
Covenants not to compete	1,470	4 years

	$16,020
Less accumulated amortization	(4,133)

	$11,887

Amortization expense was $0.4 million and $0.4 million for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. Amortization is recognized on a straight-line basis over the estimated useful lives of the intangible assets.
9. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
Senior Debt
The Senior Credit Facility
On January 24, 2007, the Company completed the refinancing of its senior secured credit facility through the execution of a Third Amended and Restated Credit Agreement (the “Senior Credit Facility”), by and among the Company, as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility consists of a $365.0 million, seven-year term loan (the “Term Loan B”) and a $150.0 million five-year revolver (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.50% (the Company’s weighted average interest rate on borrowings outstanding under the Term Loan portion of the facility as of March 30, 2008 was 4.25%) and the Revolver currently bears interest at LIBOR plus 1.75% or at the base rate (prime rate) plus ..75%. The Company used the $365.0 million in borrowings under the Term Loan B to finance its acquisition of CentraCore Properties Trust, (“CPT”) in January of 2007. In connection with the Term Loan B and the refinancing of the Senior Credit Facility, the Company recorded $9.1 million in deferred financing costs. In March 2007, the Company utilized $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. In 2007, the Company wrote off $4.8 million in deferred financing costs in connection with this repayment of outstanding debt.
As of March 30, 2008, the Company had $161.4 million outstanding under the Term Loan B. The Company’s $150.0 million Revolver had $20.0 million outstanding in loans, $56.1 million outstanding in letters of credit and $73.9 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including to fund general corporate purposes.
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
In addition, the Senior Credit Facility prohibits the Company from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that its capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that it can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of any future equity offerings, are not subject to numerical limitations.
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
Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company believes it was in compliance with all of the covenants in the Senior Credit Facility as of March 30, 2008.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company believes it was in compliance with all of the covenants of the Indenture governing the notes as of March 30, 2008.
As of March 30, 2008, the Notes are reflected net of the original issues discount of approximately $2.9 million which is being amortized over the ten-year term of the Notes using the effective interest method.

Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 3.47% and 5.07%. Additionally, the Company is owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
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
On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of March 30, 2008, the remaining balance of the debt service requirement under the STDLC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of March 30, 2008, $4.2 million is included in non-current restricted cash and $6.3 million is included in current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 2.90% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal quarter ended March 30, 2008 in relation to the WEDFA bond indenture. As of March 30, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is due within the next 12 months.
As of March 30, 2008, included in current restricted cash and non-current restricted cash is $7.0 million and $7.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $54.3 million and $53.0 million at March 30, 2008 and December 30, 2007, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at March 30, 2008, was approximately $4.6 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.

Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.4 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $0.9 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or approximately $2.5 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.4 million commencing in 2017. The Company has a liability of $1.5 million related to this exposure as of March 30, 2008. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At March 30, 2008, the Company also had outstanding five letters of guarantee totaling approximately $6.5 million under separate international facilities. The Company does not have any off balance sheet arrangements.
Derivatives
The Company uses derivative instruments to manage interest rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of March 30, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $1.4 million and $0, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of March 30, 2008 and December 30, 2007 was approximately $5.5 million and $5.8 million, respectively, and is recorded as a component of other assets within the consolidated financial statements.
There was no material ineffectiveness of the Company’s interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.

10. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, which took the matter under advisement pending the issuance of its ruling.
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $16.5 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. On March 28, 2008, an amended complaint was filed altering the case to Allison and Hocevar v. The GEO Group, Inc. The amended complaint substituted the named plaintiffs but did not amend any of the substantive allegations. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company is in the initial stages of investigating this claim. However, following its preliminary review, the Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. Nevertheless, the Company believes that, if resolved unfavorably, this matter could have a material adverse effect on its financial condition and results of operations.
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

Commitments
The Company is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of March 30, 2008, the Company was in the process of constructing or expanding eight facilities representing 5,247 total beds, one of which it will lease to another party and seven of which it will operate. The Company is providing the financing for four of the eight facilities, representing 3,280 beds. Total capital expenditures related to these projects is expected to be $150.3 million, of which $123.4 million was completed through the first fiscal quarter 2008. The Company expects to incur the remaining $26.9 million in capital expenditures relating to these owned projects during the fiscal year 2008. Additionally, financing for the remaining four facilities representing 1,967 beds is being provided for by state or counties for their ownership. The Company is managing the construction of these projects with total costs of $188.0 million, of which $126.0 million has been completed through the first fiscal quarter end 2008 and $62.0 million remains to be completed through 2009.
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. corrections segment; the International services segment; the GEO Care segment; and the Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Revenues:
U.S. corrections	$179,378	$164,349
International services	34,651	28,842
GEO Care	31,345	22,134
Facility construction and design	29,586	21,679

Total revenues	$274,960	$237,004

Depreciation and amortization:
U.S. corrections	$8,174	$6,834
International services	387	259
GEO Care	512	188
Facility construction and design	—	—

Total depreciation and amortization	$9,073	$7,281

Operating income:
U.S. corrections	$35,818	$32,404
International services	2,612	1,739
GEO Care	2,974	1,636
Facility construction and design	147	(161)

Operating income from segments	41,551	35,618
General and administrative expenses	(17,024)	(15,053)

Total operating income	$24,527	$20,565

	March 30, 2008	December 30, 2007
Segment assets:
U.S. corrections	$995,231	$962,090
International services	91,978	91,692
GEO Care	28,305	19,334
Facility construction and design	24,352	16,385

Total segment assets	$1,139,866	$1,089,501

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Total operating income from segments	$41,551	$35,618
Unallocated amounts:
General and Administrative Expenses	(17,024)	(15,053)
Net interest expense	(5,732)	(7,824)
Write-off of deferred financing fees from extinguishment of debt	—	(4,794)

Income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest	$18,795	$7,947

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of March 30, 2008 and December 30, 2007, respectively.

	March 30, 2008	December 30, 2007
Reportable segment assets:	$1,139,866	$1,089,501
Cash	33,462	44,403
Deferred tax asset, net	24,623	24,623
Restricted cash	29,207	34,107

Total Assets	$1,227,158	$1,192,634

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

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Revenues:
Correction and detention	$214,029	$193,191
GEO Care	31,345	22,134
Facility construction and design	29,586	21,679

Total revenues	$274,960	$237,004

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes our joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Statement of Operations Data
Revenues	$9,165	$8,380
Operating income	3,531	3,357
Net income	1,136	796

	March 30, 2008	December 30. 2007
Balance Sheet Data
Current assets	17,450	21,608
Non-current assets	44,025	53,816
Current liabilities	5,628	6,120
Non-current liabilities	48,925	62,401
Shareholders’ equity	6,922	6,903
As of March 30, 2008 and December 30, 2007, the Company’s investment in SACS was $3.5 million and $3.5 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
The Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS 158”) at December 30, 2006. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 requires an employer to measure the funded status of a plan as of its year-end date.
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
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at March 30, 2008 or December 30, 2007. All changes as a result of the adjustments to the accumulated benefit obligation are included below and are shown net of tax as a component of comprehensive income in Note 6 — Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.
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

	March 30,	December 30,
	2008	2007
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,938	$17,098
Service cost	133	551
Interest cost	163	619
Plan amendments	—	—
Actuarial gain	—	(287)
Benefits paid	(11)	(43)

Projected benefit obligation, end of period	$18,223	$17,938

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	11	43
Benefits paid	(11)	(43)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(18,223)	$(17,938)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	112	123
Net loss	2,493	2,554

Accrued pension cost	$2,605	$2,677

	March 30, 2008	April 1, 2007
Components of Net Periodic Benefit Cost
Service cost	$133	$138
Interest cost	163	125
Amortization of:
Prior service cost	10	10
Net loss	62	76

Net periodic pension cost	$368	$349

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	5.50%	5.50%
13. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 applies to all derivative instruments accounted for under FAS 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under FAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”), which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition, results of operations and cash flows.
In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations and cash flows.
14. SUBSEQUENT EVENT
North Lake Correctional Facility
On May 1, 2008, the Company announced plans to complete a 1,225-bed expansion of its existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan (“Michigan Facility”). The Company expects the expansion of this company-owned facility, which is currently idle, to cost approximately $60.0 million. The Company expects construction to be complete by the second quarter of 2009 and plans to market the Michigan Facility to federal and state agencies around the country.
Fort Bayard Medical Center
In April 2008, GEO Care Inc., the Company’s wholly-owned subsidiary operating in the privatized mental health and residential treatment service business, decided to no longer participate in the construction of the New Fort Bayard Medical Center. The Company has managed the existing facility under a contract with the State of New Mexico (the “State”) since 2005 and development on the project was scheduled to be complete by January 2008. Under the terms of an agreement reached between the Company and the State, the contract will be transitioned to a third party so that the project will proceed once the State obtains financing. The Company will be reimbursed for certain costs as specified in the agreement and will participate in the contract transition. The Company has extended the management agreement through May 31, 2008.
Tri-County Justice and Detention Center
On April 30 2008, the Company exercised its contractual right to terminate its contract for the operation and management of Tri-County Justice and Detention Center located in Ullin, Illinois. The Company will continue to manage the facility through October 2008. We do not expect that the termination of this contract will have a material adverse impact on our financial condition or results of operations.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This report and our other filings with the Securities and Exchange Commission, which we refer to as the SEC, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional mental health and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC including, but not limited to, those detailed in this quarterly report on Form 10-Q, our annual report on Form 10-K and our Form 8-Ks filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this report.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended December 30, 2007, filed with the Securities and Exchange Commission on February 15, 2008. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Form 10-Q.
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
As of the fiscal quarter ended March 30, 2008, we managed 59 facilities totaling approximately 50,600 beds worldwide and had an additional 6,800 beds under development at 10 facilities, including the expansion of five facilities we currently operate and five new facilities under construction. We also had approximately 730 additional inactive beds available to meet our customers’ potential future demand for bed space. We maintained an average companywide facility occupancy rate of 97.1% for the thirteen-weeks ended March 30, 2008.
Reference is made to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on February 15, 2008, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 30, 2007.
Fiscal 2008 Developments
Contracts and facility openings
Robert A. Deyton Detention Facility
In January 2008, we executed a 20-year contract, inclusive of three five-year option periods, effective January 2, 2008 with the Office of the Federal Detention Trustee (“OFDT”) for the housing of up to 768 U.S. Marshals Service (“USMS”) detainees at the Robert A. Deyton Detention Facility (the “Facility”) located in Clayton County, Georgia (the “County”). We lease the Facility from the County under a 20-year agreement, with two five-year renewal options. The Facility currently has a capacity of 576 beds, and we have begun construction on a 192-bed expansion.
We commenced the intake of 576 detainees in February of 2008. At the 576-bed occupancy level, the Facility is expected to generate approximately $16.0 million in annualized operating revenues with an 80 percent occupancy guarantee. We expect the 192-bed expansion to be completed in the fourth quarter of 2008. At full occupancy of 768 beds, the Facility is expected to generate approximately $20.0 million in annualized operating revenues with an 80 percent occupancy guarantee.

Fort Bayard Medical Facility
In April 2008, GEO Care Inc., our wholly-owned subsidiary operating in the privatized mental health and residential treatment services business, decided to no longer participate in the construction of the New Fort Bayard Medical Center. We have managed this facility under a contract with the State of New Mexico (“the State”) since 2005 and development on the project was scheduled to be complete by January 2008. Under the terms of an agreement reached between us and the State, the contract will be transitioned to a third party so that the project will proceed once the State obtains financing. We will be reimbursed for certain costs as specified in the agreement and will participate in the contract transition. We have extended the management agreement through May 31, 2008.
Coke County Juvenile Justice Center
On October 2, 2007, we received a notice of termination of our contract with the Texas Youth Commission for the housing of juvenile inmates at our 200-bed Coke County Juvenile Justice Center located in Bronte, Texas. We formerly leased the facility under the terms of an agreement with Coke County. On March 17, 2008, we purchased the land and the existing facility from Coke County at a cost of $3.2 million, terminating any further obligations of the Company under the lease. We intend to retain the facility and the related land for future business purposes and has renamed the facility Oak Creek Confinement Center.
Tri-County Justice and Detention Center
On April 30 2008, we exercised our contractual right to terminate our contract for the operation and management of Tri-County Justice and Detention Center located in Ullin, Illinois. We will continue to manage the facility through August 28, 2008. We do not expect that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows.
North Lake Correctional Facility
On May 1, 2008, we announced plans to complete a 1,225-bed expansion of our existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan, which we refer to as the Michigan Facility. We expect the expansion of this company-owned facility, which is currently idle, to cost approximately $60.0 million. We expect construction to be complete by the second quarter of 2009 and plan to market the Michigan Facility to federal and state agencies around the country.
2008 and 2009 Facility Project Activations
There are seven projects representing approximately 5,300 beds and generating approximately $92.0 million in annualized revenues that are expected to become active during fiscal 2008. During fiscal 2009, there are two projects in addition to our 1,725-bed Michigan Facility representing approximately 1,500 beds and $35.0 million in estimated annualized revenues that are expected to become active. We will continue to pursue opportunities to expand our worldwide operations and expect to announce additional projects in 2008.
Fiscal 2007 Developments
Acquisition of CentraCore Properties Trust
On January 24, 2007, we completed the acquisition of CentraCore Properties Trust (“CPT”), a real estate investment trust from which we formerly leased 11 facilities. We paid an aggregate purchase price of approximately $421.6 million for the acquisition of CPT, inclusive of the payment of approximately $368.3 million in exchange for the outstanding CPT common stock and stock options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $65.7 million in cash on hand. We deferred debt issuance costs of $9.1 million related to the $365 million term loan. These costs are being amortized over the term of the loan. In March 2007, we utilized $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. We wrote off $4.8 million in deferred financing costs in connection with this repayment of outstanding debt. As a result of the acquisition, we acquired direct ownership of the 11 facilities we had previously been leasing from CPT and we no longer have ongoing lease expense related to those properties. However, we have had an increase in depreciation expense reflecting our ownership of the properties and also have higher interest expense as a result of borrowings used to fund the acquisition. By virtue of the CPT acquisition, we also acquired ownership of two additional correctional/detention facilities that CPT had been leasing to third parties.
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
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements on Form 10-K for the fiscal year ended December 30, 2007.
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
We currently maintain a general liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. On October 1, 2004, we increased our deductible on this general liability policy from $1.0 million to $3.0 million for each claim occurring after October 1, 2004. Our wholly owned subsidiary, GEO Care, Inc., is separately insured for general and professional liability. Coverage is maintained with limits of $10.0 million per occurrence and in the aggregate subject to a $3.0 million self-insured retention. We also maintain insurance to cover property and casualty risks, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.
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
Since our insurance policies generally have high deductible amounts, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because we are significantly self-insured, the amount of our insurance expense is dependent on our claims experience and our ability to control claims experience. If actual losses related to insurance claims significantly differ from management’s estimates, our financial condition and results of operations could be materially adversely impacted.
Income Taxes
We account for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) as clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS 109.

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
Property and Equipment
As of March 30, 2008, we had $819.8 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal quarters ended March 30, 2008 and April 1, 2007, we capitalized $1.3 million and $0.3 million of interest cost, respectively.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended March 30, 2008. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with the provisions of FAS 123R, “Share-Based Payment” (“FAS123R”). Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.
Fair Value Measurements
We adopted Statement No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This Statement establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We determine fair value based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, we may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in pricing.

Commitments and Contingencies
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, which took the matter under advisement pending the issuance of its ruling.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $16.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. On March 28, 2008 an amended complaint was filed altering the case to Allison and Hocevar v. The GEO Group, Inc. The amended complaint substituted the named plaintiffs but did not amend any of the substantive allegations. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We are in the initial stages of investigating this claim. However, following our preliminary review, we believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations.
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
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of March 30, 2008, we were in the process of constructing or expanding eight facilities representing 5,247 total beds, one of which we will lease to another party and seven of which we will operate. We are providing the financing for four of the eight facilities, representing 3,280 beds. Total capital expenditures related to these projects is expected to be $150.3 million, of which $123.4 million was completed through the first fiscal quarter 2008. We expect to incur at least another approximately $26.9 million in capital expenditures relating to these owned projects during the fiscal year 2008. Additionally, financing for the remaining four facilities representing 1,967 beds is being provided for by state or counties for their ownership. We are managing the construction of these projects with total costs of $188.0 million, of which $126.0 million has been completed through the first fiscal quarter end 2008 and $62.0 million remains to be completed through 2009.
We are currently under examination by the Internal Revenue Service for our U.S. income tax returns for fiscal years 2002 through 2005. We currently expect this examination to be concluded in 2009. Based on the status of the audit to date, we do not currently expect the outcome of the audit to have a material adverse impact on our financial condition, results of operation or cash flows.

Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this report.
Comparison of Thirteen Weeks Ended March 30, 2008 and Thirteen Weeks Ended April 1, 2007
Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$179,378	65.2%	$164,349	69.3%	$15,029	9.1%
International services	34,651	12.6%	28,842	12.2%	5,809	20.1%
GEO Care	31,345	11.4%	22,134	9.3%	9,211	41.6%
Facility construction and design	29,586	10.8%	21,679	9.2%	7,907	36.5%

Total	$274,960	100.0%	$237,004	100.0%	$37,956	16.0%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended March 30, 2008 (“First Quarter 2008”) compared to the thirteen weeks ended April 1, 2007 (“First Quarter 2007”) is primarily attributable to five items: (i) revenues increased $5.1 million due to the opening of our Graceville Correctional Facility, located in Graceville, Florida, in September 2007; (ii) revenues increased $3.0 million as a result of the opening of our Robert A. Deyton Detention Facility located in Clayton County, Georgia in February 2008; (iii) revenues increased $2.5 million as a result of the reactivation of the LaSalle Detention Facility in Jena, Louisiana in October 2007; (iv) revenues increased $4.0 million as a result of the increase in inmate populations at our New Castle Correctional Facility; and (v) revenues increased $1.6 million and $1.7 million, respectively, at our Northwest Detention Center and at our Central Arizona Correctional Facility as a result of increases in our contractual per diem rates as well increases in mandays.
The number of compensated mandays in U.S. corrections facilities increased by approximately 86,000 mandays in First Quarter 2008 from First Quarter 2007 due to the addition of new facilities and capacity increases. The total number of compensated mandays for First Quarter 2008 remained consistent with First Quarter 2007 at approximately 3.7 million. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.5% of capacity in First Quarter 2008, excluding our vacant North Lake Correctional Facility in Baldwin, Michigan and our Oak Creek Confinement Center in Bronte, Texas (previously known as Coke County Juvenile Justice Center). The average occupancy in our U.S correction and detention facilities was 96.9% in First Quarter 2007, excluding our vacant North Lake Correctional Facility and our LaSalle Detention Facility in Jena, Louisiana.
International services
The increase in revenues for international services facilities in First Quarter 2008 compared to First Quarter 2007 was primarily attributable to following items: (i) South African revenues increased by approximately $0.3 million due to a contractual adjustment for inflation which was slightly offset by a decrease in the foreign exchange rate; (ii) Australian revenues increased $5.3 million due to several factors including favorable fluctuations in foreign currency exchange rates during the period, contractual adjustments for inflation and an increase in compensated mandays at our Arthur Gorrie Correctional Centre in Wacol, Australia and at our Fulham Correctional Centre in Victoria, Australia; and (iii) United Kingdom revenues increased approximately $0.3 million due to construction revenues generated from the refurbishment of the Campsfield House and favorable foreign exchange rates.
The number of compensated mandays in international services facilities increased to 525,200 in First Quarter 2008 from 507,200 in First Quarter 2007 due to capacity increases at Arthur Gorrie Correctional Centre and the Campsfield House. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our international services facilities was 100% of capacity in First Quarter 2008 compared to 100% in First Quarter 2007.

GEO Care
The increase in revenues for GEO Care in First Quarter 2008 compared to First Quarter 2007 is primarily attributable to three items: (i) the Treasure Coast Forensic Treatment Center in Indiantown, Florida, which commenced operations in March 2007, increased revenues by $5.2 million; (ii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida, which commenced operations in January 2007, contributed an increase in revenues of $2.6 million; and (iii) the Florida Civil Commitment Center in Arcadia, Florida, which commenced operations in July 2006, and is currently undergoing expansion, contributed an increase in revenues of $1.0 million primarily due to an increase in compensated mandays.
Facility construction and design
The increase in revenues from the Facility construction and design segment is mainly due to an increase in construction activities in First Quarter 2008 compared to First Quarter 2007 and is primarily attributable to three items: (i) the construction of the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $10.6 million; (ii) the construction of the new South Florida Evaluation and Treatment Center in Miami, Florida, which commenced construction in November 2005, increased revenues by $1.6 million; (iii) the construction of Clayton Correctional Facility located in Clayton County, New Mexico, which commenced construction in September 2006, increased revenues by $2.7 million. These increases over the same period in the prior year were offset by decreases in construction revenue for the Graceville Correctional Facility in Graceville, Florida for which construction was complete in September 2007, decreases in construction revenue related to the Central Arizona Correctional Facility in Florence, Arizona which was substantially complete in Fourth Quarter 2006 and also decreases related to the Moore Haven Correctional Facility in Moore Haven, Florida for which the expansion was completed in May 2007. These three facilities represent $4.8 million, $0.7 million and $0.9 million, respectively, of the decrease.
Operating Expenses

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$135,386	75.5%	$125,108	76.1%	$10,278	8.2%
International services	31,652	91.3%	26,845	93.1%	4,807	17.9%
GEO Care	27,859	88.9%	20,312	91.8%	7,547	37.2%
Facility construction and design	29,439	99.5%	21,840	100.7%	7,599	34.8%

Total	$224,336	81.6%	$194,105	81.9%	$30,231	15.6%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Operating expense as a percentage of segment revenues decreased in First Quarter 2008 compared to First Quarter 2007 due to higher margins at certain facilities. Start-up expenses were $1.7 million and $1.5 million for the fiscal quarters ended March 30, 2008 and April 1, 2007, respectively. In First Quarter 2007, we incurred approximately $1.8 million in rental expense related to facilities we formerly leased from CPT. This rental expense was eliminated following the CPT acquisition in January 2007 and therefore did not affect First Quarter 2008 operating expenses. However, the resulting decrease in facility lease expense has been partially offset by an increase in depreciation expense for the acquired facilities.
International services
Operating expenses for international services facilities increased in the First Quarter 2008 compared to the First Quarter 2007 primarily as a result of an increase in operating expenses at our Australian subsidiary. Increases of $3.8 million for the quarter ended March 30, 2008 were related to favorable fluctuations in foreign currency exchange rates and to increases in compensated mandays at certain of our Australian facilities.

GEO Care
Operating expenses for residential treatment increased approximately $7.5 million during First Quarter 2008 from First Quarter 2007 primarily due to the opening of new facilities and new contracts as discussed above. Overall operating expenses for GEO Care decreased as a percentage of segment revenues due to the overall growth as discussed above.
Facility construction and design
Operating expenses for facility construction and design increased $7.6 million during the First Quarter 2008 compared to the First Quarter 2007 primarily due to costs associated with our facilities under construction.
Other Unallocated Operating Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$17,024	6.2%	$15,053	6.4%	$1,971	13.1%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.0 million in First Quarter 2008 compared to First Quarter 2007, and remained consistent as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in direct labor costs as a result of increased administrative staff.
Non-Operating Expenses
Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,755	0.6%	$3,240	1.4%	$(1,485)	(45.8%)
Interest Expense	$7,487	2.7%	$11,064	4.7%	$(3,577)	(32.3%)
The decrease in interest income is due to lower invested cash balances and lower interest rates.
The decrease in interest expense is primarily attributable to the decrease in our debt as a result of the paydown of $200.0 million on our Term Loan in March 2007 with the proceeds from the equity offering as well as a decrease in LIBOR rates. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During the fiscal quarters ended March 30, 2008 and April 1, 2007, the Company capitalized $1.3 million and $0.2 million of interest cost, respectively.
Provision for Income Taxes

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$6,906	2.5%	$3,141	1.3%	$3,765	119.9%
The effective tax rate during First Quarter 2008 was approximately 37%, as a result of certain non-recurring items, compared to the effective income tax rate of 38% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2008 to be 38% to 39%.
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

We are currently incurring significant capital expenditures in connection with the simultaneous construction or expansion of three company-owned correctional and detention facilities and one leased facility, representing an aggregate of 3,280 new beds. Total capital expenditures related to these projects is expected to be $150.3 million, of which $123.4 million had been incurred through the first fiscal quarter end 2008. We expect to incur at least another approximately $26.9 million in capital expenditures relating to these projects during the remainder of fiscal year 2008. In addition to projects under development, we expect capital expenditures related to facility maintenance costs to range between $10.0 million and $15.0 million for 2008, of which approximately $2.7 million had been incurred as of the end of the first quarter 2008. In addition to our commitments related to the four construction and expansion projects discussed above, we have also recently planned and internally approved expansions at two additional company-owned facilities. Although we have not secured construction contracts with respect to these two projects, we have estimated total costs for the completion of these projects to total $125.3 million during fiscal years 2008 and 2009. After taking into account the three company-owned facilities and one leased facility currently under construction or expansion, the two new additional recently approved facility expansions and excluding estimated facility maintenance expenditures, we estimate our remaining capital requirements for 2008 to total approximately $80.0 million, of which we estimate $32.0 million will be incurred in the second quarter of 2008, $21.0 million will be incurred in the third quarter of 2008, and $27.0 million will be incurred in the fourth quarter of 2008. We expect that the remaining $97.0 million of these expenditures will be incurred in fiscal year 2009. In addition to these current estimated capital requirements for fiscal 2008 and 2009, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2008 and/or 2009 could materially increase.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility, and any other financings which our management and board of directors, in their discretion, may consummate.
As of March 30, 2008, with respect to our Senior Credit Facility, we had borrowings outstanding under the term loan portion of our Senior Credit Facility of $161.4 million. Also as of March 30, 2008, with respect to our $150.0 million revolving credit facility (referred to as our “Revolver”), after giving effect to $20.0 million outstanding in loans and $56.1 million in letters of credit outstanding , we had the ability to borrow an additional $73.9 million. In addition, subject to certain conditions set forth in the Senior Credit Facility, we also have the ability to borrow an additional aggregate amount of $150.0 million under an accordion feature of our Senior Credit Facility. However, any such additional borrowings are not required to be made available under the terms of the Senior Credit Facility and would be subject to adequate lender demand at the time of the loans. As a result of our significant capital requirements for 2008 and 2009 outlined above, we currently expect to be seeking additional borrowings under the accordion feature of our Senior Credit Facility in 2008. We will need such additional borrowings or financing from other sources in order to complete all of our pending and approved capital projects. We cannot assure that such borrowings or financing will be made available to us on satisfactory terms, or at all.
Assuming that we are able to finance our capital requirements for 2008 and 2009 from additional borrowings under our Senior Credit Facility, our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support our currently identified capital needs described above and to meet our various obligations incurred in the ordinary operation of our business, both on a near and long-term basis. However, additional expansions of our business may require additional financing from external sources. There is no assurance that such financing will be available on satisfactory terms, or at all.
In addition to our sources of capital described above, we may, at the discretion of our senior management and board of directors, consummate additional debt, equity or other financings on satisfactory terms if we deem such financings to be in the best interest of the company. The proceeds of such financings may be used for the corporate purposes identified above or for new business purposes.
In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of March 30, 2008, we had $330.0 million of consolidated debt outstanding, excluding $135.3 million of non-recourse debt, $56.1 million outstanding in letters of credit under our Revolver and capital lease liability balances of $16.4 million. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.

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
The Senior Credit Facility
On January 24, 2007, we completed the refinancing of our Senior Credit Facility. The Company intends to use future borrowings thereunder for general corporate purposes. The Senior Credit Facility consists of a $365.0 million 7-year term loan, referred to as the Term Loan B, and a $150.0 million 5-year revolver, expiring September 14, 2010, referred to as the Revolver. The initial interest rate for the Term Loan B is LIBOR plus 1.5% and the Revolver currently bears interest at LIBOR plus 1.75% (our weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of March 30, 2008 was 4.25%) or at the base rate (prime rate) plus 0.75%.As of March 30, 2008, we have $161.4 million outstanding under the Term Loan B, $20.0 million outstanding under the Revolver, $56.1 million outstanding in letters of credit under the Revolver, and $73.9 million available for borrowings under the Revolver.
Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver
LIBOR Borrowings.	LIBOR plus 1.50% to 2.50%.
Base rate borrowings.	Prime rate plus 0.5% to 1.50%.
Letters of Credit	1.50% to 2.50%.
Available Borrowings.	0.38% to 0.5%.
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

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against it, and (viii) a change of control. We believe we were in compliance with all of the covenants in the Senior Credit Facility as of March 30, 2008.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of our former majority shareholder in 2003, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe we were in compliance with all of the covenants of the Indenture governing the notes as of March 30, 2008.
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, referred to as “CSC”. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement, referred to as “ICE”, for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation, referred to as “STLDC”, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 3.47% and 5.07%. Additionally, we are owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
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
On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of March 30, 2008, the remaining balance of the debt service requirement under the STLDC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of March 30, 2008, $4.2 million is included in non-current restricted cash and $6.3 million is included in current restricted cash as funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition of CSC in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 2.90% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal quarter ended March 30, 2008 in relation to the WEDFA bond indenture. As of March 30, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is due within the next 12 months.
As of March 30, 2008, included in current restricted cash and non-current restricted cash is $7.0 million and $7.1 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at March 30, 2008, was approximately $4.6 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.4 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $0.9 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $2.5 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN2.5 million, or approximately $2.4 million commencing in 2017. We have a liability of $1.5 million related to this exposure as of March 30, 2008 and December 30, 2007. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At March 30, 2008, we also have outstanding five letters of guarantee totaling approximately $6.5 million under separate international facilities. We do not have any off balance sheet arrangements.
Derivatives
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate, (“LIBOR”) plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. As of March 30, 2008 and December 30, 2007 the fair value of the swaps totaled approximately $1.4 million and $0 million, respectively, and are included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swaps for the period ended March 30, 2008.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the swap asset as of March 30, 2008 and as of December 30, 2007 was approximately $5.5 million and $5.8 million, respectively, and was recorded as a component of other assets within the consolidated financial statements.
There was no material ineffectiveness of our interest rate swaps for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings of losses associated with this swap currently reported in accumulated other comprehensive loss.
Cash Flow
Cash and cash equivalents as of March 30, 2008 was $33.5 million, a decrease of $10.9 million from December 30, 2007.
Cash provided by operating activities of continuing operations amounted to $2.1 million in the Three Months 2008 versus cash provided by operating activities of continuing operations of $18.9 million in the Three Months 2007. Cash provided by operating activities of continuing operations in Three Months 2008 was negatively impacted by increases in accounts receivable and other assets and decreases in accrued payroll and accounts payable and accrued expenses. There was no cash impact from discontinued operations in First Quarter 2008. Cash provided by operating activities of continuing operations in Three Months 2007 was positively impacted by a decrease in accounts receivable. Cash provided by operating activities of continuing operations in First Quarter 2007 was negatively impacted by an increase in other assets and decreases in accounts payable and accrued expenses and accrued payroll.
Cash used in investing activities amounted to $27.0 million in the Three Months 2008 compared to cash used in investing activities of $424.4 million in the Three Months 2007. Cash used in investing activities in the Three Months 2008 primarily reflects capital expenditures of $32.3 million. Cash used in investing activities in the Three Months 2007 primarily reflects capital expenditures of $19.7 million and our acquisition of CPT, net of cash acquired of $409.9 million. This was offset by a decrease in restricted cash.
Cash provided by financing activities in the Three Months 2008 amounted to $13.7 million compared to cash provided by financing activities of $379.4 million in the Three Months 2007. Cash provided by financing activities in the Three Months 2008 reflects proceeds received from borrowings on our Revolver $37.0 million offset by payments on the Revolver of $17.0 million and payments on Long-term debt and Non-recourse debt of $6.5 million. Cash provided by financing activities in the Three Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $375.0 million and payments on long-term debt of $214.4 million.
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
At year end 2006, approximately 7.2% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.5% in 2000. At year end 2006, the number of prisoners under state or federal jurisdiction increased approximately 3% from 2005. States such as Texas, California, Michigan, Georgia, Louisiana, Ohio, Illinois, Pennsylvania, Florida and New York experienced a combined increase in the growth rate of their populations during 2006 by an average of 3%. Also at year end 2006, approximately 114,000 state and federal prisoners were held in privately owned facilities, representing an increase of 5.4% over 2005 (data obtained from the Bureau of Justice Statistics). In addition to our strong positions in Texas and Florida and in the U.S. market in general, we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa and Australia and the management of the 215-bed Campsfield House Immigration Removal Centre in the United Kingdom beginning in the Second Quarter of 2006, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

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
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. The need for additional bed space at the federal, state and local levels has been as strong as it has been at any time during recent years, and we currently expect that trend to continue for the foreseeable future. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In Michigan, the State cancelled our Baldwin Correctional Facility management contract in 2005 based upon the Governor’s veto of funding for the project. Additionally, in 2007, certain contracts were terminated either by us or by the other parties to these contracts. Although we do not expect these terminations to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2008. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2008 on favorable terms, or at all.
Internationally, in the United Kingdom, we won our first contract since re-establishing operations. We believe that additional opportunities will become available in that market and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk. In South Africa, we continue to promote government procurements for the private development and operation of one or more correctional facilities in the near future. We expect to bid on any suitable opportunities.
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
We currently have ten projects under various stages of construction with approximately 6,800 beds that will become available upon completion. Subject to achieving our occupancy targets these projects are expected to generate approximately $127.0 million in combined annual operating revenues when opened between the first quarter of 2008 and the third quarter of 2009. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 730 additional empty beds available at two of our facilities to meet our clients’ potential future needs for bed space.

Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 30, 2007, in First Quarter 2008, operating expenses totaled approximately 81% of our consolidated revenues. Our operating expenses as a percentage of revenue for the remainder of fiscal 2008 will be impacted by several factors. We could experience continued savings under our general liability, auto liability and workers’ compensation insurance program, although the amount of these potential savings cannot be predicted. These savings, which totaled $0.9 million in fiscal year 2007 and are now reflected in our current actuarial projections, are a result of improved claims experience and loss development as compared to our results under our prior insurance program. In addition, as a result of our CPT acquisition, we no longer incur lease expense relating to the eleven facilities that we purchased in that transaction which we formerly leased from CPT. The savings in facility usage fees will be offset by an increase in depreciation and amortization expense in the U.S. corrections segment. In the future, these reductions in operating expenses may be offset by increased start-up expenses relating to a number of new projects, including our Joe Corley Detention Facility and Rio Grande Detention Center projects in Texas, Northeast New Mexico Detention Facility in New Mexico, and Maverick County Detention Center in Texas. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our historical performance.
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
Recent Accounting Developments
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 applies to all derivative instruments accounted for under FAS 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under FAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. We do not expect that the adoption of this pronouncement will have a significant impact on our financial condition, results of operations and cash flows.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. The purpose of the deferral is to provide companies with more time to resolve implementation issues related to fair value measurements of non-financial assets and non-financial liabilities such as those that are acquired in a business, reporting units and other long lived assets measured at fair value in an impairment test as described in FAS 142, Goodwill and Other Intangible Assets or FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, asset retirement obligations initially measured at fair value under FAS 143, Accounting for Asset Retirement Obligations, non-financial liabilities for exit or disposal activities initially measured at fair value under FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we only partially adopted the provisions of FAS 157 and have elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. We do not expect that the full adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”(“FAS 141R”), which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. We do not expect that the impact of this standard will have a significant effect on our financial condition, results of operations and cash flows.
In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. We do not expect that the adoption of this standard will have a significant effect on our financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Term Loan B of our Senior Credit Facility of $161.4 million as of March 30, 2008, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $1.6 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 30, 2008, every 10 percent change in historical currency rates would have approximately a $3.6 million effect on our financial position and approximately a $0.4 million impact on our results of operations over the next fiscal year.
Additionally, we invest our cash in a variety of short-term financial instruments to provide a return of interest income. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial condition or results of operations.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, which took the matter under advisement pending the issuance of its ruling.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $16.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is entitled Bussy v. The GEO Group, Inc. (Civil Action No. 08-467)) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. On March 28, 2008 an amended complaint was filed altering the case to Allison and Hocevar v. The GEO Group, Inc. The amended complaint substituted the named plaintiffs but did not amend any of the substantive allegations. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We are in the initial stages of investigating this claim. However, following our preliminary review, we believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has yet to ensue into the preliminary issue of the class composition.
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

ITEM 1A. RISK FACTORS
We have recently approved two substantial capital projects, including a significant expansion of our inactive North Lake Correctional Facility. We do not have management contracts with clients for the operation of these projects and cannot assure you that such contracts will be obtained.
We have recently approved and plan to proceed with two substantial capital projects, consisting of an 1,100 bed expansion of our Aurora Processing Center and an 1,225-bed expansion of our existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan. These projects represent an aggregate of approximately 2,325 potential new beds. We estimate that the total costs for the completion of these projects will be approximately $125.3 million during fiscal years 2008 and 2009, which we intend to finance using company funds, including cash on hand, cash flow from operations and borrowings under our Senior Credit Facility. We believe that these facilities as expanded will be more attractive to clients seeking economies of scale and therefore better position us to help meet the increased demand for correctional and detention beds by federal and state agencies around the country. However, we do not yet have management contracts with clients for the operation of these facility expansions and we cannot in fact assure you that such contracts will be obtained. Any failure to secure management contracts for these expanded beds could have a material adverse impact on our financial condition, results of operations and/or cash flows.
There were no additional material changes to the risk factors previously disclosed in our Form 10-K, for the fiscal year ended December 30, 2007, filed on February 15, 2008.
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

Date: May 2, 2008	THE GEO GROUP, INC.
/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President & Chief Financial Officer (principal financial officer)