Form 10-Q
period 2008-06-29
GEO GROUP INC
filed 2008-08-08
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2008
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
Yes ☐     No ☑
At August 6, 2008, 51,047,645 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 29, 2008 AND JULY 1, 2007
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$281,539	$257,283	$555,599	$493,377
Operating expenses	226,247	206,651	449,401	400,035
Depreciation and amortization	9,457	8,470	18,529	15,749
General and administrative expenses	17,857	15,741	34,881	30,795

Operating income	27,978	26,421	52,788	46,798
Interest income	1,947	1,000	3,702	4,240
Interest expense	(6,871)	(8,633)	(14,358)	(19,698)
Write-off of deferred financing fees from extinguishment of debt	—	—	—	(4,794)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	23,054	18,788	42,132	26,546
Provision for income taxes	9,100	6,935	16,116	10,003
Minority interest	(100)	(100)	(202)	(191)
Equity in earnings of affiliate, net of income tax provision of $300, $223, $543 and $433	611	506	1,231	889

Income from continuing operations	14,465	12,259	27,045	17,241
(Loss) income from discontinued operations, net of tax (benefit) provision of ($169), $69, ($279) and $251	(266)	108	(439)	389

Net income	$14,199	$12,367	$26,606	$17,630

Weighted-average common shares outstanding:
Basic	50,506	50,091	50,429	45,115

Diluted	51,837	51,592	51,782	46,577

Income per common share:
Basic:
Income from continuing operations	$0.29	$0.25	$0.54	$0.38
Income from discontinued operations	(.01)	—	(.01)	0.01

Net income per share-basic	$0.28	$0.25	$0.53	$0.39

Diluted:
Income from continuing operations	$0.28	$0.24	$0.52	$0.37
Income from discontinued operations	(.01)	—	(.01)	0.01

Net income per share-diluted	$0.27	$0.24	$0.51	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 29, 2008 AND DECEMBER 30, 2007
(In thousands, except share data)

	June 29, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$41,075	$44,403
Restricted cash	13,191	13,227
Accounts receivable, less allowance for doubtful accounts of $325 and $445	194,233	172,291
Deferred income tax asset, net	19,705	19,705
Other current assets	16,957	14,892

Total current assets	285,161	264,518

Restricted cash	14,876	20,880
Property and equipment, net	832,915	783,612
Assets held for sale	1,267	1,265
Direct finance lease receivable	45,571	43,213
Deferred income tax assets, net	4,918	4,918
Goodwill and other intangible assets, net	36,348	37,230
Other non-current assets	37,789	36,998

	$1,258,845	$1,192,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,522	$48,661
Accrued payroll and related taxes	37,166	34,766
Accrued expenses	78,265	85,528
Current portion of capital lease obligations, long-term debt and non-recourse debt	18,875	17,477

Total current liabilities	190,828	186,432

Deferred income tax liability	223	223
Minority interest	1,731	1,642
Other non-current liabilities	31,205	30,179
Capital lease obligations	15,461	15,800
Long-term debt	338,350	305,678
Non-recourse debt	122,448	124,975
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,146,903 and 67,050,596 issued and 51,071,903 and 50,975,596 outstanding	511	510
Additional paid-in capital	340,999	338,092
Retained earnings	267,677	241,071
Accumulated other comprehensive income	8,300	6,920
Treasury stock 16,075,000 and 16,075,000 shares	(58,888)	(58,888)

Total shareholders’ equity	558,599	527,705

	$1,258,845	$1,192,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JUNE 29, 2008 AND JULY 1, 2007
(In thousands)
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Cash Flow from Operating Activities:
Income from continuing operations	$27,045	$17,241
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	18,529	15,749
Amortization of debt issuance costs	1,335	1,195
Amortization of unearned stock-based compensation	1,382	913
Stock-based compensation expense	421	440
Write-off of deferred financing fees	—	4,794
Provision (recovery) for doubtful accounts	300	(120)
Equity in earnings of affiliates, net of tax	(1,231)	(889)
Minority interests in earnings of consolidated entity	202	191
Income tax benefit of equity compensation	(676)	(703)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(21,585)	(8,075)
Other current assets	991	(8,054)
Other assets	(693)	2,321
Accounts payable and accrued expenses	5,450	661
Accrued payroll and related taxes	1,504	3,398
Deferred revenue	—	(152)
Other liabilities	1,120	1,308

Net cash provided by operating activities of continuing operations	34,094	30,218
Net cash used in operating activities of discontinued operations	(439)	(914)

Net cash provided by operating activities	33,655	29,304

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	—	(410,436)
Change in restricted cash	6,464	(447)
Proceeds from sale of assets	—	1,567
Capital expenditures	(70,783)	(39,298)

Net cash used in investing activities	(64,319)	(448,614)

Cash Flow from Financing Activities:
Payments on long-term debt	(46,698)	(216,081)
Proceeds from long-term debt	72,000	380,000
Proceeds from the exercise of stock options	429	895
Income tax benefit of equity compensation	676	703
Debt issuance costs	(78)	(9,080)
Proceeds from equity offering, net	—	227,485

Net cash provided by financing activities	26,329	383,922

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,007	717

Net Decrease in Cash and Cash Equivalents	(3,328)	(34,671)
Cash and Cash Equivalents, beginning of period	44,403	111,520

Cash and Cash Equivalents, end of period	$41,075	$76,849

Supplemental Disclosures:
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$4,973	$8,112

Extinguishment of pre-acquisition liabilities	$—	$6,663

Total liabilities assumed in acquisition	$—	$2,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Form 10-K for the fiscal year ended December 30, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the twenty-six weeks ended June 29, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2008.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 15, 2008 for the fiscal year ended December 30, 2007.
Certain prior period amounts related to discontinued operations (Note 4) have been reclassified to conform to the current period presentation.
2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$14,199	$12,367	$26,606	$17,630
Basic earnings per share:
Weighted average shares outstanding	50,506	50,091	50,429	45,115

Per share amount	$0.28	$0.25	$0.53	$0.39

Diluted earnings per share:
Weighted average shares outstanding	50,506	50,091	50,429	45,115
Effect of dilutive securities:
Stock options and restricted stock	1,331	1,501	1,353	1,462

Weighted average shares assuming dilution	51,837	51,592	51,782	46,577

Per share amount	$0.27	$0.24	$0.51	$0.38

Thirteen Weeks
Of 2,682,276 stock options outstanding at June 29, 2008, 383,020 options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 449,912 shares of restricted stock outstanding at June 29, 2008, no shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive.
No stock options or shares of restricted stock were excluded from the computation of diluted EPS for the thirteen weeks ended July 1, 2007 because their effect would be anti-dilutive.
Twenty-six Weeks
Of 2,682,276 stock options outstanding at June 29, 2008, 380,097 options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. No shares of restricted stock were excluded from the computation of diluted EPS for the twenty-six weeks ended June 29, 2008 because their effect would be anti-dilutive.
Of 2,848,182 stock options outstanding at July 1, 2007, no options were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 626,512 shares of restricted stock outstanding at July 1, 2007, 300,000 restricted shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive.
3. EQUITY INCENTIVE PLANS
In accordance with the modified prospective method of adoption under FAS No. 123R, “Share-based Payment” (“FAS 123R”), the Company recognizes compensation cost for all stock options granted after January 1, 2006, plus any prior awards granted to employees that remained unvested at that time, using a Black-Scholes option valuation model to estimate the fair value of each option awarded. The assumptions used to value options granted during the interim period were comparable to those used at December 30, 2007. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.
The Company had awards outstanding under four equity compensation plans at June 29, 2008: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
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
Except for 750,000 shares of restricted stock issued under the 2006 Plan as of June 29, 2008, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of June 29, 2008, the Company had the ability to issue awards with respect to 231,929 shares of common stock pursuant to the 2006 Plan.
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
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

	June 29, 2008
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options Outstanding at December 30, 2007	2,770	$7.15	5.0	$58,698
Options granted	30	27.19
Options exercised	(96)	4.46
Options forfeited/canceled	(22)	19.47

Options outstanding at June 29, 2008	2,682	$7.37	4.5	$40,532

Options exercisable at June 29, 2008	2,402	$5.79	4.1	$39,995

For the thirteen weeks and twenty-six weeks ended June 29, 2008, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.4 million, respectively. For the thirteen weeks and twenty-six weeks ended July 1, 2007, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.4 million, respectively. The weighted average grant date fair value of options granted during the twenty-six weeks ended June 29, 2008 was $27.19 per share. The total intrinsic value of options exercised during the twenty-six weeks ended June 29, 2008 was $1.9 million.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at June 29, 2008:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.63 - $2.63	6,000	1.9	$2.63	6,000	$2.63
$2.81 - $2.81	278,500	1.6	2.81	278,500	2.81
$3.10 - $3.10	372,000	2.6	3.10	372,000	3.10
$3.17 - $3.98	157,019	4.6	3.20	157,019	3.20
$4.67 - $4.67	415,638	4.8	4.67	415,638	4.67
$5.13 - $5.13	657,000	3.6	5.13	657,000	5.13
$5.30 - $7.70	278,319	5.7	6.86	259,916	6.89
$7.83 - $20.63	135,400	6.9	12.44	109,600	10.62
$21.56 - $21.56	352,400	8.6	21.56	140,000	21.56
$26.67 - $28.24	30,000	3.3	27.19	6,000	27.19

	2,682,276	4.5	$7.37	2,401,673	$5.79

As of June 29, 2008, the Company had $2.6 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.6 years. Proceeds received from option exercises during the thirteen weeks ended June 29, 2008 and July 1, 2007 were $0.3 million and $0.8 million, respectively. Proceeds received from option exercises during the twenty-six weeks ended June 29, 2008 and July 1, 2007 were $0.4 million and $0.9 million, respectively.
Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of June 29, 2008 and changes during the twenty-six weeks ended June 29, 2008 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at December 30, 2007	626,512	$19.14
Granted	24,228	26.66
Vested	(176,600)	18.27
Forfeited/canceled	(24,228)	18.30

Restricted stock outstanding at June 29, 2008	449,912	$19.93

During the thirteen weeks and twenty-six weeks ended June 29, 2008, the Company recognized $0.6 million and $1.4 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen weeks and twenty-six weeks ended July 1, 2007, the Company recognized $0.5 million and $0.9 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of June 29, 2008, the Company had $8.1 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.4 years.

4. DISCONTINUED OPERATIONS
The Company’s management service contract with the State of New Mexico, Department of Health for the management of the Fort Bayard Medical Center expired effective June 30, 2008 and was not renewed by mutual agreement. The Company does not expect material future impacts related to this discontinued operation.
The table below sets forth revenues, net (loss) income and earnings per share data related to discontinued operations for the periods presented (in thousands). Discontinued operations for all periods presented include only the operations of the Fort Bayard Medical Center except for the twenty-six week period ended July 1, 2007 which also includes discontinued operations for Atlantic Shores Hospital.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$896	$900	$1,796	$1,809
Net (loss) income	(266)	108	(439)	389
Basic earnings per share	$(0.01)	$0.00	$(0.01)	$0.01

Diluted earnings per share	$(0.01)	$0.00	$(0.01)	$0.01

5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$14,199	$12,367	$26,606	$17,630
Change in foreign currency translation, net of income tax expense of $778, $999, $650 and $272, respectively	1,243	2,628	1,038	716
Pension liability adjustment, net of income tax expense of $29, $48, $57 and $78, respectively	44	74	88	120
Unrealized gain on derivative instruments, net of income tax expense of $260, $756, $155 and $966, respectively	424	449	254	929

Comprehensive income	$15,910	$15,518	$27,986	$19,395

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the twenty-six weeks ended June 29, 2008 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 30, 2007	Translation	June 29, 2008
U.S. corrections	$21,709	$—	$21,709
International services	3,206	48	3,254

Total segments	$24,915	$48	$24,963

Intangible assets consisted of the following (in thousands):

	Description	Asset Life
Facility management contracts	$14,450	7-17 years
Covenants not to compete	1,470	4 years

	$15,920
Less accumulated amortization	(4,535)

Net book value of amortizable intangible assets at June 29, 2008	$11,385

Amortization expense was $0.9 million and $0.9 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. Amortization is recognized on a straight-line basis over the estimated useful lives of the intangible assets.
7. FAIR VALUE OF ASSETS AND LIABILITIES
In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. This Statement was effective for entities as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not exercise the irrevocable option to change the reporting for any of its assets or liabilities not already accounted for using fair value. There was no impact on the Company’s financial condition, results of operations, cash flows or disclosures as a result of the adoption of this standard.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company adopted FAS 157 on December 31, 2007 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities (see discussion related to FSP 157-2). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Relative to FAS 157, in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, the Company has elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. The Company does not expect that the adoption of this standard for non-financial assets and liabilities will have a significant impact on its financial condition, results of operations or cash flows.
The following table provides the Company’s significant assets carried at fair value measured on a recurring basis as of June 29, 2008 (in thousands):

Fair Value Measurements at June 29, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at June 29,	active markets	observable inputs	unobservable
	2008	(Level 1)	(Level 2)	inputs (Level 3)
Derivative assets	$6,468	—	6,468	—
Valuation technique
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
8. LONG TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

Senior Debt
The Senior Credit Facility
The Senior Credit Facility, which the Company refinanced on January 24, 2007, consists of a $365.0 million, seven-year term loan (“Term Loan B”), and a $150.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of June 29, 2008 was 3.95%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. The Company used the $365.0 million in borrowings under the Term Loan B to finance its acquisition of CentraCore Properties Trust, (“CPT”) in January of 2007. In connection with the Term Loan B and the refinancing of the Senior Credit Facility, the Company recorded $9.1 million in deferred financing costs. In March 2007, the Company used $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. In 2007, the Company wrote off $4.8 million in deferred financing costs in connection with its repayment of outstanding debt.
As of June 29, 2008, the Company had $160.4 million outstanding under the Term Loan B. The Company’s $150.0 million Revolver had $34.0 million outstanding in loans, $49.4 million outstanding in letters of credit and $66.6 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including to fund general corporate purposes.
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
In addition, the Senior Credit Facility prohibits the Company from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that its capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that it can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of equity offerings, are not subject to numerical limitations. The Company has used certain of the $227.5 million in net proceeds from its 2007 equity offering to make such capital expenditures in 2007 and 2008.
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
Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company believes it was in compliance with all of the covenants in the Senior Credit Facility as of June 29, 2008.
Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of the Company’s former majority shareholder in 2003, the Company issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company believes it was in compliance with all of the covenants of the Indenture governing the notes as of June 29, 2008.
As of June 29, 2008, the Notes are reflected net of the original issues discount of approximately $2.8 million which is being amortized over the ten-year term of the Notes using the effective interest method.
Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 3.84% and 5.07%. Additionally, the Company is owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.

On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of June 29, 2008, the remaining balance of the debt service requirement under the STDLC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of June 29, 2008, included in current restricted cash and non-current restricted cash is $6.3 million and $5.0 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal period ended June 29, 2008 in relation to the WEDFA bond indenture. As of June 29, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is due within the next 12 months.
As of June 29, 2008, included in current restricted cash and non-current restricted cash is $6.9 million and $5.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $55.8 million and $53.0 million at June 29, 2008 and December 30, 2007, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at June 29, 2008, was approximately $4.8 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.6 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $1.0 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.5 million, commencing in 2017. The Company has a liability of $1.5 million related to this exposure as of June 29, 2008. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At June 29, 2008, the Company also had outstanding five letters of guarantee relating to its Australian subsidiary totaling approximately $6.8 million under separate international facilities. The Company does not have any off balance sheet arrangements other than those previously disclosed.
Derivatives
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Accordingly, the changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains recognized and recorded in earnings related to these fair value hedges were $0.3 million and $2.4 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $0.3 million and $0, respectively, and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap during the period ended June 29, 2008.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.3 million and $0.9 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. The total value of the swap asset as of June 29, 2008 and December 30, 2007 was approximately $6.2 million and $5.8 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets.
There was no material ineffectiveness of the Company’s interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
9. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692-CV) which took the matter under advisement pending the issuance of its ruling.
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $17.3 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company is in the initial stages of investigating this claim. However, following its preliminary review, the Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. Nevertheless, the Company believes that, if resolved unfavorably, this matter could have a material adverse effect on its financial condition and results of operations. Discovery has recently commenced in connection with this matter.
The nature of the Company’s business exposes it to various types of claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.
Commitments
The Company is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of June 29, 2008, the Company was in the process of constructing or expanding seven facilities representing 5,745 total beds. The Company is providing the financing for four of the seven facilities, representing 4,017 beds. Total capital expenditures related to these projects is expected to be $221.6 million, of which $89.2 million was completed through the second fiscal quarter 2008. The Company expects to incur at least another $41.1 million in capital expenditures relating to these owned projects during fiscal year 2008 and the remaining $91.3 million in fiscal year 2009. Additionally, financing for the remaining three facilities representing 1,728 beds is being provided for by third party sources for state or county ownership. The Company is managing the construction of these projects with total costs of $148.0 million, of which $115.2 million has been completed through the second fiscal quarter 2008 and $32.8 million remains to be completed through 2009. The Company capitalized interest related to its ongoing construction of its construction and expansion projects of $1.6 million and $0.6 million for the thirteen week periods ended June 29, 2008 and July 1, 2007, respectively. Capitalized interest for the twenty-six week periods ended June 29, 2008 and July 1, 2007 was $2.9 million and $0.9 million, respectively.
10. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. corrections segment; the International services segment; the GEO Care segment; and the Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Disclosures for business segments are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
U.S. corrections	$184,612	$169,048	$363,990	$333,396
International services	35,640	33,320	70,291	62,162
GEO Care	29,824	28,613	60,269	49,838
Facility construction and design	31,463	26,302	61,049	47,981

Total revenues	$281,539	$257,283	$555,599	$493,377

Depreciation and amortization:
U.S. corrections	$8,526	$7,798	$16,700	$14,633
International services	410	275	797	534
GEO Care	521	397	1,032	582
Facility construction and design	—	—	—	—

Total depreciation and amortization	$9,457	$8,470	$18,529	$15,749

Operating income (loss):
U.S. corrections	$39,765	$35,648	$75,583	$68,052
International services	3,228	4,037	5,840	5,776
GEO Care	2,792	2,503	6,049	3,952
Facility construction and design	50	(26)	197	(187)

Operating income from segments	45,835	42,162	87,669	77,593
General and administrative expenses	(17,857)	(15,741)	(34,881)	(30,795)

Total operating income	$27,978	$26,421	$52,788	$46,798

	June 29, 2008	December 30, 2007
Segment assets:
U.S. corrections	$1,021,468	$962,090
International services	96,650	91,692
GEO Care	23,472	19,334
Facility construction and design	23,490	16,385

Total segment assets	$1,165,080	$1,089,501

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Total operating income from segments	$45,835	$42,162	$87,669	$77,593
Unallocated amounts:
General and Administrative Expenses	(17,857)	(15,741)	(34,881)	(30,795)
Net interest expense	(4,924)	(7,633)	(10,656)	(15,458)
Write-off of deferred financing fees from extinguishment of debt	—	—	—	(4,794)

Income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest	$23,054	$18,788	$42,132	$26,546

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of June 29, 2008 and December 30, 2007, respectively.

	June 29, 2008	December 30, 2007
Reportable segment assets:	$1,165,080	$1,089,501
Cash	41,075	44,403
Deferred tax asset, net	24,623	24,623
Restricted cash	28,067	34,107

Total Assets	$1,258,845	$1,192,634

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Correctional and detention	$220,252	$202,368	$434,281	$395,558
GEO Care	29,824	28,613	60,269	49,838
Facility construction and design	31,463	26,302	61,049	47,981

Total revenues	$281,539	$257,283	$559,599	$493,377

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Statement of Operations Data
Revenues	$9,035	$8,954	$18,200	$17,334
Operating income	3,487	3,628	7,018	6,985
Net income (loss)	1,504	985	2,640	1,781

	June 29, 2008	December 30, 2007
Balance Sheet Data
Current assets	$22,593	$21,608
Non-current assets	47,180	53,816
Current liabilities	6,140	6,120
Non-current liabilities	55,147	62,401
Shareholders’ equity	8,486	6,903

As of June 29, 2008 and December 30, 2007, the Company’s investment in SACS was $4.2 million and $3.5 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at June 29, 2008 or December 30, 2007. All changes as a result of the adjustments to the accumulated benefit obligation are included below and are shown net of tax as a component of comprehensive income in Note 5 — Comprehensive Income. There were no significant transactions between the employer or related parties and the plan during the period.
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

	June 29,	December 30,
	2008	2007
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,938	$17,098
Service cost	265	551
Interest cost	327	619
Plan amendments	—	—
Actuarial gain	—	(287)
Benefits paid	(21)	(43)

Projected benefit obligation, end of period	$18,509	$17,938

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	21	43
Benefits paid	(21)	(43)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(18,509)	$(17,938)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	102	123
Net loss	2,430	2,554

Accrued pension cost	$2,532	$2,677

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Components of Net Periodic Benefit Cost
Service cost	$132	$138	$265	$275
Interest cost	163	79	327	205
Amortization of:
Prior service cost	10	10	20	20
Net loss	63	76	125	151

Net periodic pension cost	$368	$303	$737	$651

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%
12. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.
In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, ”Goodwill and Other Intangible Assets”. This statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations or cash flows.
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
13. SUBSEQUENT EVENTS
Joe Corley Detention Facility
On July 14, 2008, the Company announced the execution of an Intergovernmental Agreement between Montgomery County, Texas (the “County”) and the United States Marshals Service (“USMS”) for the housing of up to 1,100 USMS detainees at the new county-owned 1,100-bed Joe Corley Detention Facility located in Conroe, Texas. The Company will manage the Facility under a two-year agreement with the County subject to continuing two-year extensions and expects to begin the intake of USMS detainees in the third quarter of 2008.
Northwest Detention Center
On August 7, 2008 the Company announced the expansion of its company-owned Northwest Detention Center (“the Center”) located in Tacoma, Washington. The expansion of the Center, which currently houses immigration detainees, will increase its total capacity to 1,575 beds. The Company expects the 545-bed expansion to cost approximately $40.0 million and to be completed in September 2009.
Comanche County Oklahoma
On August 7, 2008, the Company announced its plans to develop a new company-owned correctional facility in Comanche County, Oklahoma (the “Facility”). The Company expects the Facility, which will have a total capacity of approximately 1,500 beds, to cost approximately $100.0 million and to be completed by the end of 2009.
Broward Transition Center
Also on August 7, 2008, the Company announced its planned 100-bed expansion of the company-owned Broward Transition Center (the “Transition Center”), which will increase the Transition Center’s total capacity to 700 beds. This expansion is expected to cost approximately $5.0 million and is scheduled to be completed in the fourth quarter of 2009.

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This report and our other filings with the Securities and Exchange Commission, which we refer to as the SEC, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	our ability to secure facility management contracts on suitable terms for the operation of four new facilities and/or facility expansions that we are currently constructing with a total of $221.6 million of our own capital, of which we have already spent $89.2 million;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional mental health and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the SEC, including, but not limited to, those detailed in this quarterly report on Form 10-Q, our annual report on Form 10-K and our current reports on Form 8-K.
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
We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa and the United Kingdom. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
As of the fiscal quarter ended June 29, 2008, we managed 58 facilities totaling approximately 51,200 beds worldwide and had an additional 7,780 beds under development at nine facilities, including an expansion and renovation of one vacant facility which we own, the expansion of four facilities we currently operate and four new facilities under construction. We also had approximately 200 additional inactive beds available to meet our customers’ potential future demand for bed space. Excluding our 200-bed Oak Creek Confinement Center which is an idle facility, we maintained an average companywide facility occupancy rate of 97.0% for the twenty-six weeks ended June 29, 2008.
Reference is made to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on February 15, 2008, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 30, 2007.
Fiscal 2008 Developments
Contracts and facility activations
New facilities and facility openings

On July 14, 2008 we announced the execution of an Intergovernmental Agreement between Montgomery County Texas, which we refer to as Montgomery County, and the United States Marshals Service, referred to as USMS, for the housing of up to 1,100 USMS detainees at the new county-owned 1,100-bed Joe Corley Detention Facility, in Conroe, Texas. We will manage this facility under a two-year agreement with Montgomery County subject to continuing two-year extensions. We expect to take the intake of USMS detainees in the third quarter of 2008.
On May 1, 2008, we announced plans to complete a 1,225-bed expansion of our existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan. We estimate the expansion of this company-owned facility, which is currently idle, to cost approximately $60.0 million. We have started construction on this facility and expect the project to be complete in the second half of 2009. We do not currently have a management contract with a government client to operate the North Lake Correctional Facility following its expansion but plan to market the beds to federal and state agencies around the country.
On March 17, 2008, we purchased our former Coke County facility and the related land at a cost of $3.2 million, terminating any of our further obligations under our prior lease with respect to that facility. We intend to retain the facility and the related land for future business purposes and have renamed the facility Oak Creek Confinement Center.
In January 2008, we executed a twenty-year contract, inclusive of three five-year option periods, effective January 2, 2008 with the Office of the Federal Detention Trustee for the housing of up to 768 USMS detainees at the Robert A. Deyton Detention Facility located in Clayton County, Georgia. We lease this facility from Clayton County under a twenty-year agreement, with two five-year renewal options. This facility currently has a capacity of 576 beds, and we have begun construction on a 192-bed expansion. At the 576-bed occupancy level, we expect to generate approximately $16.0 million in annualized operating revenues with an 80 percent occupancy guarantee. Once the 192-bed expansion is complete, expected in the fourth quarter of 2008, this facility is expected to generate approximately $20.0 million in annualized operating revenues with an 80 percent occupancy guarantee.
Contract terminations
On June 16, 2008, we announced the discontinuation by mutual agreement of our contract with Fort Bayard Medical Center effective June 30, 2008. We do not expect that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows.
As we previously disclosed on May 1, 2008, GEO Care Inc., recently activated the new 238-bed South Florida Evaluation and Treatment Center, which we refer to as SFETC, in Florida City, Florida which replaced the old SFETC center located in downtown Miami, Florida. Following the opening of the new SFETC center, the state of Florida approved budget language that provides for the closure of the 100-bed South Florida Evaluation and Treatment Center Annex (the “Annex”) effective July 31, 2008. The closure of the Annex will result in a loss of approximately $5.5 million dollars in revenues for GEO Care in 2008. Simultaneously, the Florida legislature also approved budget language providing for an increase in the capacity of two GEO Care facilities, the new SFETC center and the Treasure Coast Forensic Treatment Center located in Indiantown, Florida, for a total of 73 beds. The increased capacity at these two facilities will result in an increase of approximately $2.8 million dollars in revenues for GEO Care in 2008, largely offsetting the closure of the Annex.  We don’t expect the closure of the Annex to have a material adverse impact on our financial condition, results of operations or cash flows.
On April 30 2008, we exercised our contractual right to terminate our contract for the operation and management of the Tri-County Justice and Detention Center located in Ullin, Illinois. We will continue to manage the facility through August 28, 2008. We do not expect that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows.
2008 and 2009 planned activations
There are five projects representing approximately 4,400 beds and generating approximately $76.0 million in annualized revenues that are expected to become active during the remainder of fiscal 2008. During fiscal 2009, there are three projects in addition to our 1,725-bed Michigan Facility representing approximately 1,700 beds and $39.0 million in estimated annualized revenues that are expected to become active. We will continue to pursue opportunities to expand our worldwide operations and expect to announce additional projects in 2008.

Fiscal 2007 Developments
Acquisition of CentraCore Properties Trust
On January 24, 2007, we completed the acquisition of CentraCore Properties Trust (“CPT”), a real estate investment trust from which we formerly leased 11 facilities. We paid an aggregate purchase price of approximately $421.6 million for the acquisition of CPT, inclusive of the payment of approximately $368.3 million in exchange for the outstanding CPT common stock and stock options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $65.7 million in cash on hand. We deferred debt issuance costs of $9.1 million related to the $365 million term loan and amortize these costs over the term of the loan. In March 2007, we utilized $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. We wrote-off $4.8 million in deferred financing costs in connection with this repayment of outstanding debt. As a result of the acquisition, we acquired direct ownership of the 11 facilities we had previously been leasing from CPT and we no longer have ongoing lease expense related to those properties. However, we have had an increase in depreciation expense reflecting our ownership of the properties and also have higher interest expense as a result of borrowings used to fund the acquisition. By virtue of the CPT acquisition, we also acquired ownership of two additional correctional/detention facilities that CPT had been leasing to third parties.
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
Property and Equipment
As of June 29, 2008, we had $832.9 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal quarters ended June 29, 2008 and July 1, 2007, we capitalized $1.6 million and $0.6 million of interest cost, respectively.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended June 29, 2008. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.
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
Fair Value Measurements
We partially adopted Statement No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007 (see discussion on FASB FSP 157-2 following). This Statement establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We determine fair value based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, we may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in pricing. Relative to FAS 157, in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we elected to defer the adoption of FAS 157 for non-financial assets and non-financial liabilities. We do not expect that the adoption of this standard for non-financial assets and liabilities will have a significant impact on our financial condition, results of operations or cash flows.
Commitments and Contingencies
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October

2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692-CV) which took the matter under advisement pending the issuance of its ruling.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $17.3 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We are in the initial stages of investigating this claim. However, following our preliminary review, we believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has recently commenced in connection with this matter.
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
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of June 29, 2008, we were in the process of constructing or expanding seven facilities representing 5,745 total beds. We are providing the financing for four of the seven facilities, representing 4,017 beds. Total capital expenditures related to these projects is expected to be $221.6 million, of which $89.2 million was completed through the second fiscal quarter 2008. We expect to incur at least another approximately $41.1 million in capital expenditures relating to these owned projects during fiscal year 2008, and the remaining $91.3 million in fiscal year 2009. Additionally, financing for the remaining three facilities representing 1,728 beds is being provided for by third party sources for state or county ownership. We are managing the construction of these projects with total costs of $148.0 million, of which $115.2 million has been completed through the second fiscal quarter end 2008 and $32.8 million remains to be completed through 2009.

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
Comparison of Thirteen Weeks Ended June 29, 2008 and Thirteen Weeks Ended July 1, 2007
Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$184,612	65.6%	$169,048	65.7%	$15,564	9.2%
International services	35,640	12.7%	33,320	13.0%	2,320	7.0%
GEO Care	29,824	10.6%	28,613	11.1%	1,211	4.2%
Facility construction and design	31,463	11.1%	26,302	10.2%	5,161	19.6%

Total	$281,539	100.0%	$257,283	100.0%	$24,256	9.4%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended June 29, 2008 (“Second Quarter 2008”) compared to the thirteen weeks ended July 1, 2007 (“Second Quarter 2007”) is primarily attributable to several items: (i) revenues increased $5.1 million due to the opening of our Graceville Correctional Facility, located in Graceville, Florida, in September 2007; (ii) revenues increased $4.6 million as a result of the opening of our Robert A. Deyton Detention Facility located in Clayton County, Georgia in February 2008; (iii) revenues increased $3.9 million as a result of the reactivation of the LaSalle Detention Facility in Jena, Louisiana in October 2007; (iv) revenues increased $2.4 million as a result of the increase in inmate populations at our New Castle Correctional Facility; (v) increases at certain of our California facilities which accounted for $3.5 million of the increase; and (vi) revenues increased $1.7 million and $1.5 million, respectively, at our Northwest Detention Center and at our Central Arizona Correctional Facility as a result of increases in our contractual per diem rates as well as increases in mandays. These significant increases were partially offset by decreases in revenues of $11.0 million due to the termination of our management contracts at Taft Correctional Institution and Dickens County Correctional Center.
The number of compensated mandays in U.S. corrections facilities increased by approximately 137,000 mandays in Second Quarter 2008 from Second Quarter 2007 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.5% of capacity in Second Quarter 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, Dickens County Correctional Center, and Taft Correctional Institution. The average occupancy in our U.S correction and detention facilities was 96.0% in Second Quarter 2007, excluding our new contracts at Graceville Correctional Facility, LaSalle Detention Facility, and Robert A. Deyton Detention Facility.
International services
The increase in revenues for international services facilities in Second Quarter 2008 compared to Second Quarter 2007 was primarily attributable to the increase in Australian revenues of $3.0 million due to favorable fluctuations in foreign currency exchange rates during the period. This increase was slightly offset by a decrease in revenues from our subsidiary in the United Kingdom of $0.6 million related to the near completion of the refurbishment of the Campsfield House.
GEO Care
The increase in revenues for GEO Care in Second Quarter 2008 compared to Second Quarter 2007 is primarily attributable to the Treasure Coast Forensic Treatment Center in Indiantown, Florida, which commenced operations in March 2007. This newly opened center generated an increase in revenues of $1.0 million due to higher average per diem rates. There were slight increases at the other

GEO Care facilities as well which were partially offset by a decrease of $0.7 million at South Florida Evaluation and Treatment Center due to a decrease in occupancy.
Facility construction and design
The increase in revenues from the Facility construction and design segment in Second Quarter 2008 compared to Second Quarter 2007 is mainly due to an increase in construction activities at two facilities: (i) the construction of the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $9.4 million; (ii) construction at Graceville Correctional Facility in Graceville, Florida increased revenues by $4.3 million. These increases over the same period in the prior year were offset by decreases in construction revenue for the South Florida Evaluation and Treatment Center in Miami, Florida, which construction was complete in Second Quarter 2007, the Treasure Coast Forensic Center which was completed in September 2007 and construction at Northeast New Mexico Detention Center in Clayton, New Mexico which was nearly 100% complete in June 2008. These three facilities represent $5.3 million, $2.2 million, and $0.9 million respectively, of the decrease.

Operating Expenses

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$136,321	73.8%	$125,602	74.3%	$10,719	8.5%
International services	32,002	89.8%	29,008	87.1%	2,994	10.3%
GEO Care	26,511	88.9%	25,713	89.9%	798	3.1%
Facility construction and design	31,413	99.8%	26,328	100.1%	5,085	19.3%

Total	$226,247	80.4%	$206,651	80.3%	$19,596	9.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in Second Quarter 2008 as compared to Second Quarter 2007.
International services
Operating expenses for international services facilities increased in the Second Quarter 2008 compared to the Second Quarter 2007 primarily as a result of an increase in operating expenses at our Australian subsidiary. Increases of $3.2 million at our Australian subsidiary for Second Quarter 2008 were related to unfavorable fluctuations in foreign currency exchange rates. These increases were slightly offset by decreases in the United Kingdom.
GEO Care
Operating expenses for residential treatment increased $0.8 million during Second Quarter 2008 from Second Quarter 2007 primarily due to the opening of new facilities and new contracts as discussed above. Overall operating expenses for GEO Care decreased as a percentage of segment revenues partly due to a decrease in start-up costs which were $0.4 million in Second Quarter 2008, compared to $1.0 million for the same period last year.
Facility construction and design
Operating expenses for facility construction and design increased $5.1 million during the Second Quarter 2008 compared to the Second Quarter 2007 primarily due to costs associated with our facilities under construction as discussed above.
Other Unallocated Operating Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$17,857	6.3%	$15,741	6.1%	$2,116	13.4%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $2.1 million in Second Quarter 2008 compared to Second Quarter 2007, and increased slightly as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in corporate travel and some increases in direct labor costs as a result of increased staff, wages and related increases in employee benefits. These increases were partially offset by decreases in professional and consulting fees.
Non-Operating Expenses
Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,947	0.7%	$1,000	0.4%	$ 947	94.7%
Interest Expense	$6,871	2.4%	$8,633	3.4%	$(1,762)	(20.4%)
The majority of our interest income is generated from the cash balances at our international subsidiaries. The income in the current year reflects an increase in interest income earned at our Australian subsidiary during Second Quarter 2008.
The decrease in interest expense is primarily attributable to a significant decrease in LIBOR rates. We also experienced an increase in the amount of interest capitalized in connection with the construction of our correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During the fiscal quarters ended June 29, 2008 and July 1, 2007, the Company capitalized $1.6 million and $0.6 million of interest cost, respectively.
Provision for Income Taxes

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$9,100	3.2%	$6,935	2.7%	$2,165	31.2%
The effective tax rate for Second Quarter 2008 was approximately 39.6%, compared to the effective income tax rate of 36.9% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2008 to be in the range of 38% to 39%.
Comparison of Twenty-six Weeks Ended June 29, 2008 and Twenty-six Weeks Ended July 1, 2007
Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$363,990	65.5%	$333,396	67.6%	$30,594	9.2%
International services	70,291	12.7%	62,162	12.6%	8,129	13.1%
GEO Care	60,269	10.8%	49,838	10.1%	10,431	20.9%
Facility construction and design	61,049	11.0%	47,981	9.7%	13,068	27.2%

Total	$555,599	100.0%	$493,377	100.0%	$62,222	12.6%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the twenty-six weeks ended June 29, 2008 (“First Half 2008”) compared to the twenty-six weeks ended July 1, 2007 (“First Half 2007”) is attributable to several items: (i) revenues increased $10.2 million due to the opening of our Graceville Correctional Facility, located in Graceville, Florida, in September 2007; (ii) revenues increased $7.5 million as a result of the opening of our Robert A. Deyton Detention Facility located in Clayton County, Georgia in February 2008; (iii) revenues increased $6.4 million as a result of the reactivation of the LaSalle Detention Facility in Jena, Louisiana in October 2007; (iv) revenues increased $6.5 million as a result of the increase in inmate populations at our New Castle Correctional Facility; (v) revenues increased $3.2 million and $3.2 million, respectively, at our Northwest Detention Center and at our Central Arizona Correctional Facility as a result of increases in our contractual per diem rates as well increases in mandays; and (vi) increases at certain of our California facilities which accounted for $6.9 million of the increase. These significant increases were partially offset by decreases in revenues of $21.9 million due to the termination of our management contracts at Taft Correctional Institution and Dickens County Correctional Center.
The number of compensated mandays in U.S. corrections facilities increased by approximately 214,500 mandays in First Half 2008 from First Half 2007 due to the addition of new facilities and capacity increases. The total number of compensated mandays for First Half 2008 were 7.6 million compared to 7.4 million for First Half 2007. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.5% of capacity in First Half 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, Dickens County Correctional Center, and Taft Correctional

Institution. The average occupancy in our U.S correction and detention facilities was 96.9% in First Half 2007, excluding our new contracts at Graceville Correctional Facility, LaSalle Detention Facility, and Robert A. Deyton Detention Facility.
International services
The increase in revenues for international services facilities in First Half 2008 compared to First Half 2007 was primarily attributable to the following items: (i) Australian revenues increased $8.2 million mainly due to favorable fluctuations in foreign currency exchange rates during the period but also due to contractual adjustments for inflation; (ii) South African revenues increased by approximately $0.3 million due to a contractual adjustment for inflation which was slightly offset by a decrease in the foreign exchange rate; and (iii) United Kingdom revenues decreased approximately $0.4 million due to the near completion of construction at Campsfield House.
GEO Care
The increase in revenues for GEO Care in First Half 2008 compared to First Half 2007 is primarily attributable to three items: (i) the Treasure Coast Forensic Treatment Center in Indiantown, Florida, which commenced operations in March 2007, increased revenues by $6.2 million; (ii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida, which commenced operations in January 2007, contributed an increase in revenues of $2.8 million; and (iii) the Florida Civil Commitment Center in Arcadia, Florida, which commenced operations in July 2006, and is currently undergoing expansion, contributed an increase in revenues of $1.4 million.
Facility construction and design
The increase in revenues from the Facility construction and design segment is mainly due to an increase in construction activities in First Half 2008 compared to First Half 2007 and is primarily attributable to two items: (i) the construction of the Florida Civil Commitment Center in Arcadia, Florida that increased revenues by $20.0 million; and (ii) the construction of Northeast New Mexico Detention Center located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $1.6 million. These increases over the same period in the prior year were offset by decreases in construction revenue of $4.5 million, $2.2 million and $1.0 million, respectively, for the South Florida Evaluation and Treatment Center which was complete in Second Quarter 2008, the Treasure Coast Forensic Treatment Center in Stuart, Florida which was substantially complete in Fourth Quarter 2006 and the Moore Haven Correctional Facility which was completed in Third Quarter 2007.

Operating Expenses

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$271,707	74.6%	$250,711	75.2%	$20,996	8.4%
International services	63,654	90.6%	55,852	89.8%	7,802	14.0%
GEO Care	53,188	88.3%	45,304	90.9%	7,884	17.4%
Facility construction and design	60,852	99.7%	48,168	100.4%	12,684	26.3%

Total	$449,401	80.9%	$400,035	81.1%	$49,366	12.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Operating expense as a percentage of segment revenues decreased in First Half 2008 compared to First Half 2007 due to higher margins at certain facilities. Start-up expenses were $3.7 million and $1.2 million for the twenty-six week periods ended June 29, 2008 and July 1, 2007, respectively.
International services
Operating expenses for international services facilities increased in the First Half 2008 compared to the First Half 2007 primarily as a result of an increase in operating expenses at our Australian subsidiary. Increases of $7.8 million for the quarter ended June 29, 2008 were primarily related to unfavorable fluctuations in foreign currency exchange rates.
GEO Care
Operating expenses for residential treatment increased approximately $7.9 million during First Half 2008 from First Half 2007 primarily due to the opening of new facilities and new contracts as discussed above. Overall operating expenses for GEO Care decreased as a percentage of segment revenues due to the overall growth as discussed above. Start up costs for the First Half 2008 and 2007 were $0.4 million and $2.1 million, respectively.
Facility construction and design
Operating expenses for facility construction and design increased $12.7 million during the First Half 2008 compared to the First Half 2007 primarily due to costs associated with our facilities under construction as discussed above.
Other Unallocated Operating Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$34,881	6.3%	$30,795	6.2%	$4,086	13.3%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.0 million in First Half 2008 compared to First Half 2007, and increased slightly as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in corporate travel and some increases in direct labor costs as a result of increased staff, wages and related increases in employee benefits. These increases were partially offset by decreases in professional and consulting fees.
Non-Operating Expenses

Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$ 3,702	0.7%	$ 4,240	0.9%	$ (538)	(12.7%)
Interest Expense	$14,358	2.6%	$19,698	4.0%	$(5,340)	(27.1%)
The decrease in interest income First Half 2008 compared to First Half 2009 is due to lower invested cash balances and lower interest rates.
The decrease in interest expense in First Half 2008 compared to First Half 2007 is primarily attributable to a decrease in LIBOR rates. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During First Half 2008 and 2007, the Company capitalized $2.9 million and $0.9 million of interest cost, respectively.
Provision for Income Taxes

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$16,116	2.9%	$10,003	2.0%	$6,113	61.1%
The effective tax rate during First Half 2008 was approximately 38%, as a result of certain non-recurring items, compared to the effective income tax rate of 37.7% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2008 to be in the range of 38% to 39%.
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
We are currently incurring significant capital expenditures in connection with the simultaneous construction or expansion of four correctional and detention facilities, representing an aggregate of 4,017 new beds. Total capital expenditures related to these projects is expected to be $221.6 million, of which $89.2 million had been incurred from the beginning of 2007 through the second fiscal quarter end 2008. We expect to incur at least another approximately $41.1 million in capital expenditures relating to these projects during the remainder of fiscal year 2008 and the remaining $91.3 million in fiscal year 2009. In addition to projects under development, we expect capital expenditures related to facility maintenance costs to range between $10.0 million and $15.0 million for 2008, of which approximately $5.2 million had been incurred as of the end of the second quarter 2008. In addition to our commitments related to the four construction and expansion projects discussed above, we have also recently planned and internally approved the construction and expansion of two additional company-owned facilities. Although we have not secured construction contracts with respect to these projects, we have estimated costs for their completion at $142.4 million through the first quarter of 2010. During the first half 2008 we have incurred $70.8 million for capital expenditures related to the projects above and facility maintenance expenditures. We estimate our remaining capital requirements for 2008 to total approximately $85.2 million, of which we estimate $37.0 million will be incurred in the third quarter and $48.2 million will be incurred in the fourth quarter. We also expect that of the remaining $233.9 million of expenditures related these projects, $220.3 million will be incurred in fiscal year 2009 and $13.6 million will be incurred in 2010. In addition to these current estimated capital requirements for fiscal 2008 and 2009, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2008 and/or 2009 could materially increase.

Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility, and any other financings which our management and board of directors, in their discretion, may consummate.
As of June 29, 2008, with respect to our Senior Credit Facility, we had borrowings outstanding under the term loan portion of our Senior Credit Facility of $160.4 million. Also as of June 29, 2008, with respect to our $150.0 million revolving credit facility (referred to as our “Revolver”), after giving effect to $34.0 million outstanding in loans and $49.4 million in letters of credit outstanding, we had the ability to borrow an additional $66.6 million. In addition, subject to certain conditions set forth in the Senior Credit Facility, we also have the ability to borrow an additional aggregate amount of $150.0 million under an accordion feature of our Senior Credit Facility. However, any such additional borrowings are not required to be made available under the terms of the Senior Credit Facility and would be subject to adequate lender demand at the time of the loans. As a result of our significant capital requirements for 2008 and 2009 outlined above, we currently expect to be seeking additional borrowings under the accordion feature of our Senior Credit Facility in 2008. We will need such additional borrowings or financing from other sources in order to complete all of our pending and approved capital projects. We cannot assure that such borrowings or financing will be made available to us on satisfactory terms, or at all.
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
In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of June 29, 2008, we had $342.0 million of consolidated debt outstanding, excluding $136.9 million of non-recourse debt, $49.4 million outstanding in letters of credit under our Revolver and capital lease liability balances of $16.2 million. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations.
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives has indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our Revolver. Based on our current cash on hand and borrowing capacity, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.

The Senior Credit Facility
The Senior Credit Facility, which we refinanced on January 24, 2007, consists of a $365.0 million, seven-year term loan which we refer to as the Term Loan B, and a $150.0 million five-year revolver which expires September 14, 2010 which we refer to as the Revolver. The interest rate for the Term Loan B is LIBOR plus 1.5% (our weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of June 29, 2008 was 3.95%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. We used the $365.0 million in borrowings under the Term Loan B to finance our acquisition of CentraCore Properties Trust, (“CPT”) in January of 2007. In connection with the Term Loan B and the refinancing of the Senior Credit Facility, we recorded $9.1 million in deferred financing costs. In March 2007, we used $200.0 million of the net proceeds from the follow on equity offering to repay a portion of the outstanding debt under the Term Loan B. In 2007, we wrote off $4.8 million in deferred financing costs in connection with our repayment of outstanding debt.
As of June 29, 2008, we have $160.4 million outstanding under the Term Loan B, $34.0 million outstanding under the Revolver, $49.4 million outstanding in letters of credit under the Revolver, and $66.6 million available for borrowings under the Revolver. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including to fund general corporate purposes.
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
In addition, the Senior Credit Facility prohibits the us from making capital expenditures greater than $55.0 million in the aggregate during fiscal year 2007 and $25.0 million during each of the fiscal years thereafter, provided that to the extent that our capital expenditures during any fiscal year are less than the limit, such amount will be added to the maximum amount of capital expenditures that we can make in the following year. In addition, certain capital expenditures, including those made with the proceeds of equity offerings, are not subject to numerical limitations. We have used certain of the $227.5 million in net proceeds from our 2007 equity offering to make such capital expenditures in 2007 and 2008.
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
Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental claims which are asserted against it, and (viii) a change of control. We believe we were in compliance with all of the covenants in the Senior Credit Facility as of June 29, 2008.

Senior 8 1/4% Notes
To facilitate the completion of the purchase of the interest of our former majority shareholder in 2003, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe we were in compliance with all of the covenants of the Indenture governing the notes as of June 29, 2008.
As of June 29, 2008, the Notes are reflected net of the original issues discount of approximately $2.8 million which is being amortized over the ten year term of the Notes using the effective interest method.
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, referred to as “CSC”. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement, referred to as “ICE”, for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation, referred to as “STLDC”, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 3.84% and 5.07%. Additionally, we are owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including all operating expenses and are required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.
On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of June 29, 2008, the remaining balance of the debt service requirement under the STLDC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of June 29, 2008, included in current restricted cash and non-current restricted cash is $6.3 million and $5.0 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal period ended June 29, 2008 in relation to the WEDFA bond indenture. As of June 29, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is due within the next 12 months.
As of June 29, 2008, included in current restricted cash and non-current restricted cash is $6.9 million and $5.1 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $55.8 million and $53.0 million at June 29, 2008 and December 31, 2007, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at June 29, 2008, was approximately $4.8 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.6 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $1.0 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN2.5 million, or approximately $2.5 million commencing in 2017. We have a liability of $1.5 million related to this exposure as of June 29, 2008 and December 30, 2007. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At June 29, 2008, we also have outstanding five letters of guarantee related to our Australian subsidiary totaling approximately $6.8 million under separate international facilities. We do not have any off balance sheet arrangements other than those previously disclosed.

Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. We measure our derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Accordingly, the changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains recognized and recorded in earnings related to these fair value hedges were $0.3 million and $2.4 million, respectively, for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $0.3 million and $0, respectively, and is included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap for the period ended June 29, 2008.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.3 million and $0.9 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. The total value of the swap asset as of June 29, 2008 and December 30, 2007 was approximately $6.2 million and $5.8 million, respectively, and is recorded as a component of other assets within the consolidated financial statements.
There was no material ineffectiveness of our interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
Cash Flow
Cash and cash equivalents as of June 29, 2008 was $41.1 million, a decrease of $3.3 million from December 30, 2007.
Cash provided by operating activities of continuing operations amounted to $34.1 million in Six Months 2008 versus cash provided by operating activities of continuing operations of $30.2 million in Six Months 2007. Cash provided by operating activities of continuing operations in Six Months 2008 was negatively impacted by increases in accounts receivable due to the timing of cash collections from our customers. There was a negative cash impact of $0.4 million resulting from discontinuation of our operations at Fort Bayard Medical Center in Second Quarter 2008. Cash provided by operating activities of continuing operations in Six Months 2007 was positively impacted by increases in accrued payroll and other liabilities due to the timing of cash payments. Cash provided by operating activities of continuing operations in Six Months 2007 was negatively impacted by an increase in accounts receivable and other current assets.
Cash used in investing activities amounted to $64.3 million in Six Months 2008 compared to cash used in investing activities of $448.6 million in Six Months 2007. Cash used in investing activities in Six Months 2008 primarily reflects capital expenditures of $70.8 million, related to the construction of correctional and detention facilities offset by a $6.5 million increase in restricted cash. Cash used in investing activities in the Six Months 2007 primarily reflects capital expenditures of $39.3 million, the acquisition of CPT, net of cash acquired of $410.4 million, and a decrease in restricted cash.

Cash provided by financing activities in Six Months 2008 amounted to $26.3 million compared to cash provided by financing activities of $383.9 million in Six Months 2007. Cash provided by financing activities in the Six Months 2008 reflects proceeds received from borrowings on our Revolver $72.0 million offset by payments on the Revolver of $38.0 million, payments on long-term debt and Non-recourse debt of $8.3 million and payments toward capital lease obligations of $0.4 million. Cash provided by financing activities in Six Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $380.0 million and payments on long-term debt of $216.1 million.
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
Internationally, in the United Kingdom, in 2006 we won our first contract since re-establishing operations and have nearly completed an expansion of the facility. We believe that additional opportunities will become available in that market and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk. In South Africa, we continue to promote government procurements for the private development and operation of one or more correctional facilities in the near future. We expect to bid on any suitable opportunities.
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
We currently have nine projects under various stages of construction with approximately 7,780 beds that will become available upon completion. Subject to achieving our occupancy targets these projects, excluding the expansion and renovation of our North Lake Correctional Facility, these projects are expected to generate approximately $115.0 million in combined annual operating revenues when opened between the first quarter of 2008 and the fourth quarter of 2009. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry. In addition, we have approximately 200 additional empty beds available to meet our clients’ potential future needs for bed space.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 30, 2007, in First Half 2008, operating expenses totaled 80.9% of our consolidated revenues. Our operating expenses as a percentage of revenue for the remainder of fiscal 2008 may be impacted by several factors including increasing costs in utilities, insurance and other essential operating costs. While the full impact of these cost increases cannot currently be predicted with certainty, we do not expect them to have a material adverse impact on our financial condition. We also may experience increased start-up expenses relating to a number of new projects, including our Joe Corley Detention Facility, Maverick County Detention Center and Rio Grande Detention Center projects in Texas, Northeast New Mexico Detention Facility in New Mexico and North Lake Correctional Facility in Michigan.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We have recently incurred increasing general and administrative costs including increased costs associated with increases in business development costs, salaries, wages and employee benefits, start up costs related to new facility openings and travel costs. We expect this trend to continue as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our plans for growth. We also plan to continue expending resources on the evaluation of potential acquisition targets.
Recent Accounting Developments

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect that the adoption of this pronouncement will have a significant impact on our financial condition, results of operations and cash flows.
In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, ”Goodwill and Other Intangible Assets”. This statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on our financial condition, results of operations or cash flows.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $194.4 million and $49.4 million in outstanding letters of credit, as of June 29, 2008, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.4 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 29, 2008, every 10 percent change in historical currency rates would have approximately a $4.0 million effect on our financial position and approximately a $0.5 million impact on our results of operations over the next fiscal year.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act), as of the end of the period covered by this report. On the basis of this review, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
(b) Changes in Internal Control Over Financial Reporting.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692–CV) which took the matter under advisement pending the issuance of its ruling.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $17.3 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We are in the initial stages of investigating this claim. However, following our preliminary review, we believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has recently commenced in connection with this matter.
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

ITEM 1A. RISK FACTORS
We are incurring significant indebtedness in connection with substantial ongoing capital expenditures, which may require us to amend our credit facility or refinance our senior secured debt entirely. Such financing may not be available to us on satisfactory terms, or at all.
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of June 29, 2008, we were in the process of constructing or expanding seven facilities representing 5,745 total beds. We are providing the financing for four of the seven facilities, representing 4,017 beds. Total capital expenditures related to these projects is expected to be $221.6 million, of which $89.2 million was completed through the second fiscal quarter 2008. We expect to incur at least another approximately $41.1 million in capital expenditures relating to these owned projects during fiscal year 2008, and the remaining $91.1 million in fiscal year 2009. As of June 29, 2008, we had the ability to borrow an additional $66.6 million under our Senior Credit Facility. Given the commitments described above with respect to our ongoing capital expenditures, we will need additional borrowings or financing from other sources in order to complete all of our pending and approved capital expenditure projects. We currently intend to seek to amend our Senior Credit Facility to provide for the borrowing of an additional $150.0 million in order to complete these projects. However, we cannot assure that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all.
We are currently using significant capital to build or expand several facilities that we do not have corresponding management contracts with clients to operate. We cannot assure you that such contracts will be obtained.
We are currently in the process of building or expanding four facilities that we do not have corresponding management contracts with clients to operate. These projects will, upon completion, represent an aggregate of approximately 4,400 potential new beds. We estimate that the total costs for the completion of these projects will be approximately $268.6 million during fiscal years 2008, 2009 and the first quarter of 2010, which we intend to finance using company funds, including cash on hand, cash flow from operations and borrowings under our Senior Credit Facility. We believe that these facilities as built or expanded will be more attractive to clients seeking economies of scale and therefore better position us to help meet the increased demand for correctional and detention beds by federal and state agencies around the country. However, we do not yet have management contracts with clients for the operation of these projects and we cannot in fact assure you that such contracts will be obtained. Any failure to secure management contracts for these projects could have a material adverse impact on our financial condition, results of operations and/or cash flows.
There were no additional material changes to the risk factors previously disclosed in our Form 10-K, for the fiscal year ended December 30, 2007, filed on February 15, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on May 1, 2008 in Hallandale, Florida. The following sets forth the number of votes cast for and against and the number of abstentions with respect to each matter voted on by the shareholders.
1. Election of Directors

		Votes
	Votes For	Withheld
Wayne H. Calabrese	45,543,260	1,345,059
Norman A. Carlson	45,807,273	1,081,046

		Votes
	Votes For	Withheld
Anne N. Foreman	46,152,117	736,202
Richard H. Glanton	46,131,713	756,606
John M. Palms	46,052,683	835,636
John M. Perzel	46,133,963	754,356
George C. Zoley	45,806,502	1,081,817
2. Ratification of Grant Thornton LLP as Independent Certified Public Accountants

For	Against	Abstain	Broker Non-Vote
46,749,706	134,789	3,824	0
3. Shareholder proposal regarding full disclosure of political contributions.

For	Against	Abstain	Broker Non-Vote
13,456,835	23,104,468	7,900,123	2,426,893
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
Date: August 8, 2008

/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President & Chief Financial Officer (principal financial officer)