Form 10-Q
period 2008-09-28
GEO GROUP INC
filed 2008-11-05
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
Commission file number 1-14260
The GEO Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0043078
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

One Park Place, 621 NW 53rd Street, Suite 700,
Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐       No ☑
At November 4, 2008, 51,097,675 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30,2007	September 28, 2008	September 30, 2007
Revenues	$265,407	$266,119	$821,006	$759,496
Operating expenses	209,511	215,897	658,912	615,931
Depreciation and amortization	9,512	9,177	28,041	24,927
General and administrative expenses	16,944	16,054	51,825	46,849

Operating income	29,440	24,991	82,228	71,789
Interest income	1,878	2,296	5,580	6,536
Interest expense	(7,309)	(8,351)	(21,667)	(28,049)
Write-off of deferred financing fees from extinguishment of debt	—	—	—	(4,794)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	24,009	18,936	66,141	45,482
Provision for income taxes	8,835	7,281	24,951	17,288
Minority interest	(95)	(90)	(297)	(281)
Equity in earnings of affiliate, net of income tax provision of $276, $258, $819 and $690	778	591	2,009	1,480

Income from continuing operations	15,857	12,156	42,902	29,393
Income (loss) from discontinued operations, net of tax provision (benefit) of $1, $373, ($278) and $620	2	582	(437)	975

Net income	$15,859	$12,738	$42,465	$30,368

Weighted-average common shares outstanding:
Basic	50,626	50,331	50,495	46,853

Diluted	51,803	51,770	51,820	48,320

Income per common share:
Basic:
Income from continuing operations	$0.31	$0.24	$0.85	$0.63
Income (loss) from discontinued operations	0.00	0.01	(0.01)	0.02

Net income per share-basic	$0.31	$0.25	$0.84	$0.65

Diluted:
Income from continuing operations	$0.31	$0.24	$0.83	$0.61
Income (loss) from discontinued operations	0.00	0.01	(0.01)	0.02

Net income per share-diluted	$0.31	$0.25	$0.82	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2008 AND DECEMBER 30, 2007
(In thousands, except share data)

	September 28, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,613	$44,403
Restricted cash	13,106	13,227
Accounts receivable, less allowance for doubtful accounts of $325 and $445	191,667	172,291
Deferred income tax asset, net	19,705	19,705
Other current assets	13,741	14,892

Total current assets	264,832	264,518

Restricted cash	20,852	20,880
Property and equipment, net	853,628	783,612
Assets held for sale	1,265	1,265
Direct finance lease receivable	38,632	43,213
Deferred income tax assets, net	4,918	4,918
Goodwill and other intangible assets, net	35,635	37,230
Other non-current assets	33,858	36,998

	$1,253,620	$1,192,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$54,648	$48,661
Accrued payroll and related taxes	25,228	34,766
Accrued expenses	77,601	85,528
Current portion of capital lease obligations, long-term debt and non-recourse debt	18,272	17,477

Total current liabilities	175,749	186,432

Deferred income tax liability	223	223
Minority interest	1,804	1,642
Other non-current liabilities	29,177	30,179
Capital lease obligations	15,295	15,800
Long-term debt	345,904	305,678
Non-recourse debt	114,687	124,975
Commitments and contingencies (Note 9)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,132,675 and 67,050,596 issued and 51,057,675 and 50,975,596 outstanding	511	510
Additional paid-in capital	342,202	338,092
Retained earnings	283,536	241,071
Accumulated other comprehensive income	3,420	6,920
Treasury stock 16,075,000 and 16,075,000 shares	(58,888)	(58,888)

Total shareholders’ equity	570,781	527,705

	$1,253,620	$1,192,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007
Cash Flow from Operating Activities:
Income from continuing operations	$42,902	$29,393
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	28,041	24,927
Amortization of debt issuance costs	2,043	1,865
Amortization of unearned stock-based compensation	2,198	1,721
Stock-based compensation expense	707	652
Write-off of deferred financing fees	—	4,794
Provision (Recovery) for doubtful accounts	302	(120)
Equity in earnings of affiliates, net of tax	(2,009)	(1,480)
Minority interests in earnings of consolidated entity	297	281
Income tax benefit of equity compensation	(713)	(2,421)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(19,795)	(11,410)
Other current assets	2,848	(6,635)
Other assets	624	3,649
Accounts payable and accrued expenses	1,970	896
Accrued payroll and related taxes	(8,878)	(7,647)
Deferred revenue	—	(10)
Other liabilities	(866)	1,990

Net cash provided by operating activities of continuing operations	49,671	40,445
Net cash used in operating activities of discontinued operations	(437)	(328)

Net cash provided by operating activities	49,234	40,117

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	—	(410,436)
Increase in restricted cash	(77)	(5,429)
Proceeds from sale of assets	1,035	2,447
Capital expenditures	(98,757)	(67,955)

Net cash used in investing activities	(97,799)	(481,373)

Cash Flow from Financing Activities:
Payments on long-term debt	(92,846)	(218,092)
Proceeds from the exercise of stock options	491	1,195
Income tax benefit of equity compensation	713	2,421
Proceeds from long-term debt	124,000	380,000
Debt issuance costs	(1,046)	(9,080)
Proceeds from equity offering, net	—	227,485

Net cash provided by financing activities	31,312	383,929
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(537)	2,083

Net Decrease in Cash and Cash Equivalents	(17,790)	(55,244)
Cash and Cash Equivalents, beginning of period	44,403	111,520

Cash and Cash Equivalents, end of period	$26,613	$56,276

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$12,949	$9,434

Extinguishment of pre-acquisition liabilities, net	$—	$6,663

Total liabilities assumed in acquisition	$—	$2,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirteen weeks ended September 28, 2008 (“Third Quarter 2008”) and thirty-nine weeks ended September 28, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 28, 2008.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2008 for the fiscal year ended December 30, 2007.
Certain prior period amounts related to discontinued operations (Note 4) have been reclassified to conform to the current period presentation.
2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$15,859	$12,738	$42,465	$30,368
Basic earnings per share:
Weighted average shares outstanding	50,626	50,331	50,495	46,853

Per share amount	$0.31	$0.25	$0.84	$0.65

Diluted earnings per share:
Weighted average shares outstanding	50,626	50,331	50,495	46,853
Effect of dilutive securities:
Stock options and restricted stock	1,177	1,439	1,325	1,467

Weighted average shares assuming dilution	51,803	51,770	51,820	48,320

Per share amount	$0.31	$0.25	$0.82	$0.63

Thirteen Weeks
Of 2,653,076 shares underlying options outstanding at September 28, 2008, 404,448 underlying shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Of 425,684 shares of restricted stock outstanding at September 28, 2008, no shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive.
No shares underlying options or shares of restricted stock were excluded from the computation of diluted EPS for the thirteen weeks ended September 30, 2007 (“Third Quarter 2007”) because their effect would be anti-dilutive.

Thirty-nine Weeks
Of 2,653,076 shares underlying options outstanding at September 28, 2008, 375,015 underlying shares were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. Of 425,684 shares of restricted stock outstanding as of September 28, 2008, no shares of restricted stock were excluded from the computation of diluted EPS for the thirty-nine weeks ended September 28, 2008 because their effect would be anti-dilutive.
No shares underlying options were excluded from the computation of diluted EPS for the thirty-nine weeks ended September 30, 2007 because their effect would be anti-dilutive. Of 626,512 shares of restricted stock outstanding at September 28, 2007, none of the shares were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
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
The Company had awards outstanding under four equity compensation plans at September 28, 2008: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
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
Except for 750,000 shares of restricted stock issued under the 2006 Plan as of September 28, 2008, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of September 28, 2008, the Company had the ability to issue awards with respect to 275,357 shares of common stock pursuant to the 2006 Plan. Please see Note 13 to these unaudited consolidated financial statements for information on awards made under the 2006 Plan subsequent to September 28, 2008.
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
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

	September 28, 2008
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at December 30, 2007	2,770	$7.15	5.0	$58,698
Options granted	30	27.19
Options exercised	(106)	4.62
Options forfeited/canceled	(41)	23.64

Options outstanding at September 28, 2008	2,653	$7.24	4.3	$38,757

Options exercisable at September 28, 2008	2,404	$5.79	3.9	$38,578

For the thirteen weeks and thirty-nine weeks ended September 28, 2008, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.7 million, respectively. For the thirteen weeks and thirty-nine weeks ended September 30, 2007, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.7 million, respectively. The weighted average grant date fair value of options granted during the thirty-nine weeks ended September 28, 2008 was $27.19 per share. The total intrinsic value of options exercised during the thirty-nine weeks ended September 28, 2008 was $2.1 million compared to $6.2 million in the thirty-nine weeks ended September 30, 2007.
The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at September 28, 2008:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$2.63 — $2.63	6,000	1.6	$2.63	6,000	$2.63
$2.81 — $2.81	278,500	1.4	2.81	278,500	2.81
$3.10 — $3.10	372,000	2.4	3.10	372,000	3.10
$3.17 — $3.98	157,019	4.3	3.20	157,019	3.20
$4.67 — $4.67	415,638	4.6	4.67	415,638	4.67
$5.13 — $5.13	657,000	3.4	5.13	657,000	5.13
$5.30 — $7.70	268,319	5.6	6.89	262,403	6.88
$7.83 — $20.63	135,400	6.6	12.44	110,200	10.64
$21.56 — $21.56	349,200	8.3	21.56	139,200	21.56
$26.66 — $28.24	14,000	6.1	27.79	6,000	27.19

$2.63 — $28.24	2,653,076	4.3	$7.24	2,403,960	$5.79

As of September 28, 2008, the Company had $2.4 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.4 years. Proceeds received from option exercises during the thirteen weeks ended September 28, 2008 and September 30, 2007 were $0.1 million and $0.3 million, respectively. Proceeds received from option exercises during the thirty-nine weeks ended September 28, 2008 and September 30, 2007 were $0.5 million and $1.2 million, respectively.
Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. The following is a summary of restricted stock issued as of September 28, 2008 and changes during the thirty-nine weeks ended September 28, 2008:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at December 30, 2007	626,512	$19.14
Granted	24,228	26.66
Vested	(176,600)	18.27
Forfeited/canceled	(48,456)	22.48

Restricted stock outstanding at September 28, 2008	425,684	$19.54

During the thirteen and thirty-nine weeks ended September 28, 2008, the Company recognized $0.8 million and $2.2 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen and thirty-nine weeks ended September 30, 2007, the Company recognized $0.8 million and $1.7 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of September 28, 2008, the Company had $7.3 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.1 years.

4. DISCONTINUED OPERATIONS
The Company’s management service contract with the State of New Mexico, Department of Health for the management of the Fort Bayard Medical Center expired effective June 30, 2008 and was not renewed by mutual agreement. The Company does not expect material future impacts related to this discontinued operation.
The table below sets forth revenues, net income (loss) and earnings per share data related to discontinued operations for the periods presented (in thousands). Discontinued operations for all periods presented include only the operations of the Fort Bayard Medical Center except for the thirty-nine week period ended September 30, 2007 which also includes discontinued operations for Atlantic Shores Hospital.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues	$10	$1,572	$1,806	$3,657
Net income (loss)	2	582	(437)	975
Basic earnings per share	$0.00	$0.01	$(0.01)	$0.02

Diluted earnings per share	$0.00	$0.01	$(0.01)	$0.02

5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$15,859	$12,738	$42,465	$30,368
Change in foreign currency translation, net of income tax (benefit) expense of $(1,497), $761, $(1,133) and $1,160, respectively	(2,779)	1,367	(2,104)	2,083
Pension liability adjustment, net of income tax benefit of $29, $24, $86 and $102, respectively	44	36	132	156
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(1,182), $16, $(1,027) and $597, respectively	(1,781)	24	(1,527)	953

Comprehensive income	$11,343	$14,165	$38,966	$33,560

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirty-nine weeks ended September 28, 2008 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 30, 2007	Translation	September 28, 2008
U.S. corrections	$21,709	$—	$21,709
International services	3,206	(240)	2,966

Total segments	$24,915	$(240)	$24,675

Intangible assets consisted of the following (in thousands):

Description	Balance as of
	September 28, 2008	Asset Life
Facility management contracts	$14,450	7-17 years
Covenants not to compete	1,470	4 years

	15,920
Less accumulated amortization	(4,960)

Net book value of amortizable intangible assets at September 28, 2008	$10,960

Amortization expense was $0.4 million and $0.9 million for the thirteen weeks ended September 28, 2008 and September 30, 2007, respectively. The expense for the thirteen weeks ended September 30, 2007 includes a write-off of $0.4 million (net of accumulated amortization of $0.1 million) related to the termination of our contract with Dickens County Correctional Center in July 2007. Amortization expense was $1.4 million and $1.7 million for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
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
The following table provides the Company’s significant assets carried at fair value measured on a recurring basis as of September 28, 2008 (in thousands):

		Fair Value Measurements at September 28, 2008
		Quoted prices in	Significant other	Significant
	Total carrying	active markets	observable inputs	unobservable
	value at September 28,2008	(Level 1)	(Level 2)	inputs (Level 3)
Interest Rate Swap Derivative assets	$3,908	$—	$3,908	$—
Investments other than derivatives	4,555	1,158	3,397	—

	$8,463	$1,158	$7,305	$—

Valuation technique
The Company’s assets carried at fair value on a recurring basis consist of interest rate swap derivative assets, U.S. dollar denominated money market accounts, long-term investments and a short-term investment held at one of the Company’s international subsidiaries. Where applicable, the Company uses quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to the Company’s Level 1 U.S. dollar denominated money market accounts. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of interest rate swap derivative assets, long-term investments and the short-term investment held at one of the Company’s international subsidiaries. The Company does not have any Level 3 assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.

8. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
Senior Debt
The Senior Credit Facility
On August 26, 2008, the Company completed a fourth amendment to its senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). As further described below, Amendment No. 4 revises certain leverage ratios, eliminates the fixed charge ratio, adds a new interest coverage ratio and sets forth new capital expenditure limits under the Credit Agreement. Additionally, Amendment No. 4 permits the Company to add incremental borrowings under the accordion feature of the Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. Amendment No. 4 does not require any lenders to make any new borrowings under the accordion feature but simply provides a mechanism under the Senior Credit Facility for the Company to incur such borrowings without requiring further lender consent. Any such borrowings by the Company under the accordion feature of the Senior Credit Facility, whether as revolving borrowings or incremental term loans as permitted in the Amendment No. 4, would be subject to lender demand and market conditions and may not be available to the Company on satisfactory terms, or at all. The Company believes that this amendment may provide additional flexibility if and when it should decide to activate the accordion feature of the Senior Credit Facility.
As of September 28, 2008, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $150.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of September 28, 2008 was 4.01%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%.
As of September 28, 2008, the Company had $159.5 million outstanding under the Term Loan B, and the Company’s $150.0 million Revolver had $42.0 million outstanding in loans, $44.8 million outstanding in letters of credit and $63.2 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes. Please see Note 13 to these unaudited consolidated financial statements for information on changes made to the Credit Agreement subsequent to September 28, 2008 which have increased the Company’s borrowing capacity under the Revolver by $85.0 million.
Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver
LIBOR borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.5% to 1.50%.
Letters of credit	1.50% to 2.50%.
Available borrowings	0.38% to 0.5%.
Amendment No. 4 to the Credit Agreement requires the Company to maintain the following total leverage ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Leverage Ratio
Through the penultimate day of fiscal year 2009	Total leverage ratio ≤ 4.50 to 1.00
From the last day of the fiscal year 2009 through the penultimate day of fiscal year 2010	Reduces from 4.50 to 1.00, to 4.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	Reduces from 4.25 to 1.00, to 3.25 to 1.00
Thereafter	Reduces from 3.25 to 1.00, to 3.00 to 1.00

Amendment No. 4 to the Credit Agreement also requires the Company to maintain the following senior secured leverage ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio
Through the penultimate day of fiscal year 2010	3.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	2.25 to 1.00
Thereafter	2.00 to 1.00
In addition, Amendment No. 4 to the Credit Agreement adds a new interest coverage ratio which requires the Company to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminate the fixed charge coverage ratio formerly incorporated in the Credit Agreement.
Amendment No. 4 also amends the capital expenditure limits applicable to the Company under the Credit Agreement as follows:

Period	Capital Expenditure Limit
Fiscal year 2008	$200.0 million
Fiscal year 2009	$275.0 million
Each fiscal year thereafter	$50.0 million
The foregoing limits are subject to the provision that to the extent that the Company’s capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, the following maximum amounts will be added to the maximum capital expenditures that the Company can make in the following fiscal year: (i) up to $30.0 million may be added to the fiscal year 2009 limit from unused amounts in fiscal year 2008; (ii) up to $50.0 million may be added to the fiscal year 2010 limit from unused amounts in fiscal year 2009; or (iii) up to $20.0 million may be added to the fiscal year 2010 limit, and to fiscal years thereafter, from unused amounts in the immediately prior fiscal years.
All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company believes it was in compliance with all of the covenants in the Senior Credit Facility as of September 28, 2008.
Senior 8 1/4% Notes
The Company has $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes issued and outstanding (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem, at the Company’s option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company believes it was in compliance with all of the covenants of the Indenture governing the Notes as of September 28, 2008.

The Notes are reflected net of the original issue discount of $2.7 million as of September 28, 2008 which is being amortized over the ten-year term of the Notes using the effective interest method.
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
On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 28, 2008, the remaining balance of the debt service requirement under the STDLC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of September 28, 2008, included in current restricted cash and non-current restricted cash is $6.2 million and $9.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the fiscal period ended September 28, 2008 in relation to the WEDFA bond indenture. As of September 28, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is classified as current in the accompanying balance sheet.
As of September 28, 2008, included in current restricted cash and non-current restricted cash is $6.9 million and $7.0 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $47.3 million and $53.0 million at September 28, 2008 and December 30, 2007, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at September 28, 2008, was approximately $4.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.5 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $0.9 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAN”) 2.5 million, or approximately $2.4 million, commencing in 2017. The Company has a liability of $1.3 million related to this exposure as of September 28, 2008. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At September 28, 2008, the Company also had six letters of guarantee outstanding under separate international facilities relating to its Australian subsidiary totaling approximately $6.1 million. The Company does not have any off balance sheet arrangements other than those previously disclosed.
Derivatives
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.

Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Accordingly, the changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net (losses) gains recognized and recorded in earnings related to these fair value hedges were $0.7 million and $(1.1) million for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. As of September 28, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $0.7 million and $0, respectively, and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap during the period ended September 28, 2008.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net (loss) gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(1.5) million and $1.0 million for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. The total value of the swap asset as of September 28, 2008 and December 30, 2007 was approximately $3.2 million and $5.8 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets.
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
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $15.0 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter.

On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its facilities. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company is in the initial stages of investigating this claim. However, following its preliminary review, the Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. Nevertheless, the Company believes that, if resolved unfavorably, this matter could have a material adverse effect on its financial condition and results of operations. Discovery has recently commenced in connection with this matter.
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
Commitments
The Company is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of September 28, 2008, the Company was in the process of constructing or expanding six facilities representing 4,166 total beds. The Company is providing the financing for four of the six facilities, representing 3,062 beds. Total capital expenditures related to these projects is expected to be $173.0 million, of which $24.9 million was completed through Third Quarter 2008. The Company expects to incur at least another $26.2 million in capital expenditures relating to these owned projects during fiscal year 2008 and the remaining $121.9 million by the first fiscal quarter 2010. Additionally, financing for the remaining two facilities representing 1,104 beds is being provided for by third party sources for state or county ownership. The Company is managing the construction of these projects with total costs of $84.9 million, of which $65.1 million has been completed through Third Quarter 2008 and $19.8 million remains to be completed through fiscal year 2009. The Company capitalized interest related to its ongoing construction of its construction and expansion projects of $1.1 million and $0.8 million for the thirteen week periods ended September 28, 2008 and September 30, 2007, respectively. Capitalized interest for the thirty-nine week periods ended September 28, 2008 and September 30, 2007 was $4.0 million and $1.7 million, respectively.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
U.S. corrections	$188,997	$169,369	$552,987	$502,765
International services	34,131	33,510	104,422	95,672
GEO Care	28,794	30,053	89,063	79,891
Facility construction and design	13,485	33,187	74,534	81,168

Total revenues	$265,407	$266,119	$821,006	$759,496

Depreciation and amortization:
U.S. corrections	$8,693	$8,318	$25,393	$22,951
International services	419	461	1,216	995
GEO Care	400	398	1,432	981
Facility construction and design	—	—	—	—

Total depreciation and amortization	$9,512	$9,177	$28,041	$24,927

Operating income (loss):
U.S. corrections (1), (2)	$40,674	$35,367	$116,258	$103,419
International services	2,381	2,375	8,221	8,151
GEO Care	3,214	3,019	9,262	6,971
Facility construction and design	115	284	312	97

Operating income from segments	46,384	41,045	134,053	118,638
General and administrative expenses	(16,944)	(16,054)	(51,825)	(46,849)

Total operating income	$29,440	$24,991	$82,228	$71,789

(1)	Operating income for the thirteen and thirty-nine weeks ended September 28, 2008 includes the effect of the Company’s change in its vacation policy for certain of its employees effective June 30, 2008 from a vested policy that could be carried over to the next fiscal year to a non-vested policy which allows employees to use vacation regardless of service period within the fiscal year. Vacation expense decreased by $2.0 million for the thirteen and thirty-nine weeks ended September 28, 2008 compared to thirteen and thirty-nine weeks ended September 30, 2007 primarily due to the change in the Company’s vacation policy.

(2)	In order to estimate our workers’ compensation and general liability reserves, the Company engaged an independent actuary to make a projection of its annual losses based on its actual claims experience. For the fiscal years ended 2008 and 2007, this analysis was performed in October using historical data. The results of the actuarial projection are reflected in Third Quarter 2008 and Third Quarter 2007. As a result of this analysis and some specific reserves for certain claims for fiscal year 2008, the Company increased its reserves by $2.4 million as of September 28, 2008. Also as a result of the same analysis, the Company increased its reserves by $0.8 million for the same period in fiscal year 2007. These charges to expense are included in the Company’s operating expense for periods presented.

	September 28, 2008	December 30, 2007
Segment assets:
U.S. corrections	$1,050,648	$962,090
International services	82,531	91,692
GEO Care	20,217	19,334
Facility construction and design	15,030	16,385

Total segment assets	$1,168,426	$1,089,501

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks and thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Total operating income from segments	$46,384	$41,045	$134,053	$118,638
Unallocated amounts:
General and Administrative Expenses	(16,944)	(16,054)	(51,825)	(46,849)
Net interest expense	(5,431)	(6,055)	(16,087)	(21,513)
Write off of deferred financing fees from extinguishment of debt	—	—	—	(4,794)

Income before income taxes, minority interest, equity in earnings of affiliate and discontinued operations	$24,009	$18,936	$66,141	$45,482

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of September 28, 2008 and December 30, 2007, respectively.

	September 28, 2008	December 30, 2007
Reportable segment assets:	$1,168,426	$1,089,501
Cash	26,613	44,403
Deferred tax asset, net	24,623	24,623
Restricted cash	33,958	34,107

Total Assets	$1,253,620	$1,192,634

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Correctional and detention	$223,128	$202,879	$657,409	$598,437
GEO Care	28,794	30,053	89,063	79,891
Facility construction and design	13,485	33,187	74,534	81,168

Total revenues	$265,407	$266,119	$821,006	$759,496

Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Statement of Operations Data
Revenues	$9,501	$9,326	$27,701	$26,660
Operating income	3,621	3,823	10,639	10,808
Net income (loss)	1,378	1,149	4,018	2,930

	September 28, 2008	December 30, 2007
Balance Sheet Data
Current assets	$18,926	$21,608
Non-current assets	45,813	53,816
Current liabilities	3,923	6,120
Non-current liabilities	51,152	62,401
Shareholders’ equity	9,664	6,903
As of September 28, 2008 and December 30, 2007, the Company’s investment in SACS was $4.8 million and $3.5 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

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
The Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS 158”) at December 30, 2007. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 requires an employer to measure the funded status of a plan as of its year-end date.
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
In accordance with FAS 158, the Company has disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at September 28, 2008 or December 30, 2007. There were no significant transactions between the employer or related parties and the plan during the period.
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

	September 28, 2008	December 30, 2007
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$17,938	$17,098
Service cost	398	551
Interest cost	490	619
Plan amendments	—	—
Actuarial gain	—	(287)
Benefits paid	(32)	(43)

Projected benefit obligation, end of period	$18,794	$17,938

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	32	43
Benefits paid	(32)	(43)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(18,794)	$(17,938)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	92	123
Net loss	2,368	2,554

Accrued pension cost	$2,460	$2,677

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Components of Net Periodic Benefit Cost
Service cost	$133	$138	$398	$413
Interest cost	163	188	490	393
Amortization of:
Prior service cost	10	10	31	30
Net loss	62	76	187	227

Net periodic pension cost	$368	$412	$1,106	$1,063

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%
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
In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets”. This statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations or cash flows.
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

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results of operations and cash flows.
13. SUBSEQUENT EVENTS
On October 31, 2008, the Company awarded options to purchase an aggregate total of 215,000 shares of common stock to certain executive officers, directors and employees. All of these options were issued under the 2006 Plan and have an exercise price of $16.69 per share. After giving effect to these options, as of November 4, 2008, the Company had the ability to issue awards with respect to an additional 60,357 shares of common stock pursuant to the 2006 Plan.
On October 29, 2008, the Company announced that it exercised the accordion feature in its existing senior credit facility to add $85.0 million in additional borrowing capacity under the Revolver. After giving effect to this additional borrowing capacity, the total size of the Revolver was increased to $235.0 million. As of November 3, 2008, the Company had approximately $74.0 million outstanding in loans under the Revolver, $44.3 million outstanding in letters of credit and $116.7 million available for borrowings under the Revolver. Amounts outstanding under the Revolver will continue to bear interest at LIBOR plus 2.00%, which rate is subject to adjustment based on a pricing grid set forth in the senior credit facility. The Company paid a one-time up front fee of 2.00% on the increased borrowing capacity, which will be amortized over the remaining term of the Revolver.
As previously disclosed, on March 17, 2008, the Company purchased its former Coke County facility and the related land at a cost of $3.2 million, terminating any of its further obligations under the prior lease with respect to that facility. Initially, the Company’s intention was to retain the facility and the related land for future business purposes and as such, no formal plan was entered into for the sale of the asset. In October 2008, the Company received and accepted a verbal offer from a third party for the purchase of the facility. The Company expects to complete the sale during the fourth fiscal quarter of 2008.

THE GEO GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, which we refer to as the SEC, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	our ability to secure facility management contracts on suitable terms for the operation of three new facilities and/or facility expansions that we are currently constructing with an aggregate total of $173.0 million of our own capital, of which we have already spent $24.9 million;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional mental health and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given, among other things, the current adverse conditions in the capital markets, our current significant amount of indebtedness and the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates and on satisfactory terms, or at all;

•	our exposure to rising general insurance costs;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisition on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed with the Securities and Exchange Commission on February 15, 2008. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended September 28, 2008 as “Third Quarter 2008,” and we refer to the thirteen weeks ended September 30, 2007 as “Third Quarter 2007.”
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
We currently manage 61 facilities totaling approximately 55,300 beds worldwide. As of the end of Third Quarter 2008, we had an additional 4,046 beds under development at six facilities, including an expansion and renovation of one vacant facility which we own and the expansion of five facilities we currently operate. Excluding our 200-bed Oak Creek Confinement Center which was an idle facility at the end of Third Quarter 2008, we maintained an average companywide facility occupancy rate of 97.0% for Third Quarter 2008.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 15, 2008, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 30, 2007.
Fiscal 2008 Developments
Contracts and facility activations
New facilities and facility openings
On October 21, 2008, we announced that we have received a Notice of Intent to Award contracts from the State of Florida, Department of Management Services for the design, construction, and operation of a new 2,000-bed special needs prison to be located in Santa Rosa County, Florida. The new 2,000-bed prison will house medium and close-custody security adult male inmates, the majority of whom will require chronic medical and mental health treatment. Under the award, we will begin the design and construction, through tax-exempt bonds, of a new $120.0 million, 2,000-bed prison that will be lease-purchase financed and owned by the State of Florida. We expect to begin management and operation of the prison upon its completion by the end of Second Quarter 2010.

In October 2008, we announced the opening of two facilities. In Laredo, Texas, we opened our 1,500-bed Rio Grande Detention Center which we will manage under a contract with the Office of the Federal Detention Trustee, which we refer to as OFDT. The contract has a maximum term of 20 years, consisting of an initial base period of five years and three additional five-year option periods exercisable at the discretion of the OFDT. We expect to complete the intake of detainees at this facility by the end of the fourth quarter of 2008. We also announced the opening of a 500-bed expansion of the 1,000-bed East Mississippi Correctional Facility in Meridian, Mississippi. We currently manage this facility under a management agreement with the State of Mississippi Department of Corrections, which has a contract to utilize 375 of the new additional beds. At full capacity, these two facilities are expected to generate approximately $42.0 million in annualized operating revenues.
On August 7, 2008 we announced the expansion of two of our company-owned facilities. We have begun the expansion of our Northwest Detention Center, which currently houses immigration detainees, to increase its total capacity to 1,575 beds. We expect the 545-bed expansion to cost approximately $40.0 million and to be completed in September 2009. We do not currently have a management contract with a government client to operate this expansion but plan to market the new beds to the Bureau of Immigration and Customs Enforcement, our existing client at this facility and, if necessary, to other federal and state agencies around the country. We are also expanding our Broward Transition Center by 100 beds which will increase the capacity of this facility to 700 beds. This expansion is expected to cost approximately $5.0 million and is scheduled to be completed in Fourth Quarter of 2009.
On July 14, 2008 we announced the execution of an Intergovernmental Agreement between Montgomery County Texas, which we refer to as Montgomery County, and the United States Marshals Service, referred to as USMS, for the housing of up to 1,100 USMS detainees at the new county-owned 1,100-bed Joe Corley Detention Facility, in Conroe, Texas. We began the intake of USMS detainees in August of 2008 and now manage this facility under a two-year agreement with Montgomery County subject to continuing two-year extensions.
On May 1, 2008, we announced plans to complete a 1,225-bed expansion of our existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan. We estimate the expansion of this company-owned facility, which is currently idle, to cost approximately $60.0 million. We have started construction on this facility and expect the project to be completed in the second half of 2009. We do not currently have a management contract with a government client to operate the North Lake Correctional Facility following its expansion but plan to market the beds to federal and state agencies around the country.
In January 2008, we executed a contract, effective January 2, 2008 with the OFDT for the housing of up to 768 USMS detainees at the Robert A. Deyton Detention Facility located in Clayton County, Georgia. The contract has a maximum term of 20 years, consisting of an initial base period of five years and three additional five-year option periods exercisable at the discretion of the OFDT. We lease this facility from Clayton County under a 20-year agreement, with two five-year renewal options. This facility currently has a capacity of 576 beds, and we have begun construction on a 192-bed expansion. At the 576-bed occupancy level, we expect to generate approximately $16.0 million in annualized operating revenues with an 80 percent occupancy guarantee. Once the 192-bed expansion is complete, expected in the fourth quarter of 2008, this facility is expected to generate approximately $20.0 million in annualized operating revenues with an 80 percent occupancy guarantee.
Contract terminations
On October 1, 2008, we announced that our management contract for the continued management and operation of the 1,040-bed Sanders Estes Unit in Venus, Texas, was awarded to a competitor. The Sanders Estes Unit generated approximately $11.0 million in annual operating revenues for us under a managed-only contract with TDJC. This contract will terminate effective as of the beginning of the first quarter of 2009.
On August 29, 2008, we announced our discontinuation of our contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008. This facility is the only local county jail managed by us and is generating approximately $38.0 million in annualized operating revenues. We do not expect the discontinuation of the Delaware County, Pennsylvania contract to have a material adverse impact on our financial condition, results of operations or cash flows.
On June 16, 2008, we announced the discontinuation by mutual agreement of our contract with Fort Bayard Medical Center effective June 30, 2008. We do not expect that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows.
As we previously disclosed on May 1, 2008, GEO Care Inc., recently activated the new 238-bed South Florida Evaluation and Treatment Center, which we refer to as SFETC, in Florida City, Florida which replaced the old SFETC center located in downtown Miami, Florida. Following the opening of the new SFETC center, the state of Florida approved budget language providing for the closure of the 100-bed South Florida Evaluation and Treatment Center Annex, referred to as the Annex, effective July 31, 2008. The closure of the Annex will result in a loss of approximately $5.5 million dollars in revenues for GEO Care in 2008. Simultaneously, the Florida legislature also approved budget language providing for an increase in the capacity of two GEO Care facilities, the new SFETC center and the Treasure Coast Forensic Treatment Center located in Indiantown, Florida, for a total of 73 beds. The increased capacity at these two facilities will result in an increase of approximately $2.8 million dollars in revenues for GEO Care in 2008, largely offsetting the closure of the Annex. We don’t expect the closure of the Annex to have a material adverse impact on our financial condition, results of operations or cash flows.

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
Planned activations
Between August and October 2008, we activated four of our previously announced projects representing 3,725 beds and approximately $66.0 million in annualized revenues. In December 2008, we plan to activate one additional project representing 654 beds and approximately $10.0 million in annualized revenues. During the first half of fiscal 2009, we expect to activate our 192-bed expansion of our Robert A. Deyton Detention Facility and also our 384-bed expansion at Graceville Correctional Facility. During the second half of 2009, we will complete the 1,225-bed expansion and renovation of our 500-bed North Lake Correctional Facility and also expect to complete three of our other previously announced capital projects representing 1,745 additional beds. We will continue to pursue opportunities to expand our worldwide operations and expect to timely announce any new additional projects that we plan to undertake.
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
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
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
We currently maintain a general liability policy and excess liability coverage policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate, including a specific loss limit for medical professional liability of $35.0 million. Our wholly owned subsidiary, GEO Care, Inc., is separately insured for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, medical malpractice, environmental liability and automobile liability. For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3,000,000 per occurrence for general liability and hospital professional liability, $2,000,000 per occurrence for workers’ compensation and $1,000,000 per occurrence for automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

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
Since our insurance policies generally have high deductible amounts or retentions, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because we are significantly self-insured, the amount of our insurance expense is dependent on our claims experience and our ability to control claims experience. If actual losses related to insurance claims significantly differ from management’s estimates, our financial condition and results of operations could be materially adversely impacted.
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
Property and Equipment
As of September 28, 2008, we had $853.6 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During Third Quarter 2008 and Third Quarter 2007, we capitalized $1.1 million and $0.8 million of interest cost, respectively.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for Third Quarter 2008. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets.

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
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $15.0 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.

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
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of September 28, 2008, we were in the process of constructing or expanding six facilities representing 4,166 total beds. We are providing the financing for four of the six facilities, representing 3,062 beds. Total capital expenditures related to these projects is expected to be $173.0 million, of which $24.9 million was completed through Third Quarter 2008. We expect to incur at least another approximately $26.2 million in capital expenditures relating to these owned projects during fiscal year 2008, and the remaining $121.9 million by First Quarter 2010. Additionally, financing for the remaining two facilities representing 1,104 beds is being provided for by third party sources for state or county ownership. We are managing the construction of these projects with total costs of $84.9 million, of which $65.1 million has been completed through Third Quarter 2008 and $19.8 million remains to be completed through 2009.
We are currently under examination by the Internal Revenue Service for our U.S. income tax returns for fiscal years 2002 through 2005. We currently expect this examination to be concluded in 2009. Based on the status of the audit to date, we do not currently expect the outcome of the audit to have a material adverse impact on our financial condition, results of operation or cash flows.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Comparison of Thirteen Weeks Ended September 28, 2008 and Thirteen Weeks Ended September 30, 2007
Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$188,997	71.2%	$169,369	63.6%	$19,628	11.6%
International services	34,131	12.9%	33,510	12.6%	621	1.9%
GEO Care	28,794	10.8%	30,053	11.3%	(1,259)	(4.2)%
Facility construction and design	13,485	5.1%	33,187	12.5%	(19,702)	(59.4)%

Total	$265,407	100.0%	$266,119	100.0%	$(712)	(0.3)%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the thirteen weeks ended September 28, 2008, referred to as Third Quarter 2008, compared to the thirteen weeks ended September 30, 2007, referred to as Third Quarter 2007, is primarily attributable to several items: (i) revenues increased $4.8 million due to the opening of our Graceville Correctional Facility, located in Graceville, Florida, in September 2007; (ii) revenues increased $4.9 million as a result of the opening of our Robert A. Deyton Detention Facility located in Clayton County, Georgia in February 2008; (iii) revenues increased $5.1 million as a result of the reactivation of the LaSalle Detention Facility in Jena, Louisiana in October 2007; (iv) revenues increased $2.2 million as a result of significant increases in population at our Val Verde Correctional Facility; (v) revenues increased $2.0 million and $1.6 million, respectively, due to the August 2008 openings of our Joe Corley Detention Facility located in Conroe, Texas and our Northeast New Mexico Detention Facility located in Clayton, New Mexico; and (vi) we also experienced increases at certain of our California facilities which accounted for $3.4 million, in the aggregate, of the increase. These significant increases were partially offset by decreases in revenues of $8.0 million due to the termination of our management contracts at the Taft Correctional Institution, the Coke County Juvenile Justice Center and the Dickens County Correctional Center.
The number of compensated mandays in U.S. corrections facilities increased by approximately 206,000 to 3.9 million mandays in Third Quarter 2008 from 3.7 million mandays in Third Quarter 2007 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.5% of capacity in Third Quarter 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, the Dickens County Correctional Center, and the Taft Correctional Institution. The average occupancy in our U.S. correction and detention facilities was 96.4% in Third Quarter 2007, excluding our new contracts at the Graceville Correctional Facility, the LaSalle Detention Facility, the Robert A. Deyton Detention Facility and the Northeast New Mexico Detention Facility.
International services
Revenues for our International services segment during Third Quarter 2008 remained relatively consistent as compared to the same period last year. There was an overall favorable fluctuation in the foreign currency exchange rate for the Australian Dollar during Third Quarter 2008. This favorable variance was offset during Third Quarter 2008 by a decrease in revenues from our subsidiary in the United Kingdom of $1.4 million related to the completion of construction of Campsfield House Immigration Removal Centre and unfavorable foreign exchange currency fluctuations for the South African Rand and British Pound.
GEO Care
The decrease in revenues for GEO Care in Third Quarter 2008 compared to Third Quarter 2007 is primarily attributable to the termination of our management contracts at the Fort Bayard Medical Center in Fort Bayard, New Mexico and the South Florida Evaluation and Treatment Center — Annex in Miami, Florida. These two contracts combined generated $2.9 million less revenue during Third Quarter 2008 compared to the same period last year. The loss of revenues from these terminated contracts was partially offset by increases of $0.5 million and $0.6 million at the Florida Civil Commitment Center in Arcadia, Florida and the Treasure Coast Forensic Treatment Center in Stuart, Florida.
Facility construction and design
The decrease in revenues from the Facility construction and design segment in Third Quarter 2008 compared to Third Quarter 2007 is mainly due to decreases in construction activities at two facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Second Quarter 2008 decreased revenues by $9.0 million; and (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $13.7 million. These decreases over the same period in the prior year were slightly offset by increases in construction revenue for our expansion of the Graceville Correctional Facility in Gainesville, Florida which commenced in First Quarter 2008, and the construction of Maverick County Detention Facility in Eagle Pass, Texas which commenced in Second Quarter 2008.

Operating Expenses

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$139,630	73.9%	$125,684	74.2%	$13,946	11.1%
International services	31,331	91.8%	30,674	91.5%	657	2.1%
GEO Care	25,180	87.4%	26,636	88.6%	(1,456)	(5.5)%
Facility construction and design	13,370	99.1%	32,903	99.1%	(19,533)	(59.4)%

Total	$209,511	78.9%	$215,897	81.1%	$(6,386)	(3.0)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in Third Quarter 2008 as compared to Third Quarter 2007. These increases in operating expenses were offset by the effects of a change in our vacation policy for certain employees which conformed to a fiscal year-end based policy during Third Quarter 2008. The new policy allows employees to use vacation regardless of service period but within the fiscal year. Vacation expense decreased by $2.0 million in Third Quarter 2008 compared to Third Quarter 2007 primarily due to the change in our policy. In Third Quarter 2008, this savings was partially offset by an increase to our general liability and workers’ compensation reserve. In order to estimate our workers’ compensation and general liability reserves, we engage an independent actuary to make a projection of our annual losses based on our actual claims experience. For the fiscal years ended 2008 and 2007, this analysis was performed in October using historical data. The results of the actuarial projection are reflected in fiscal Third Quarter 2008 and 2007. As a result of this analysis and some specific reserves for certain claims for fiscal year 2008, we increased our reserves by $2.4 million as of September 28, 2008. For the same period in the prior year, we increased our reserves by $0.8 million. These charges to expense are included in our operating expense for periods presented.
International services
Operating expenses for international services facilities remained consistent as a percentage of segment revenues in Third Quarter 2008 compared to Third Quarter 2007.
GEO Care
Operating expenses for residential treatment decreased during Third Quarter 2008 from Third Quarter 2007 primarily due to the termination of our contracts at the Fort Bayard Medical Center and the South Florida Evaluation and Treatment Center — Annex.
Facility construction and design
Operating expenses for facility construction and design decreased $19.5 million during Third Quarter 2008 compared to Third Quarter 2007 primarily due to a decrease in costs associated with our facilities under construction as a result of reduced activity as discussed above.
Other Unallocated Operating Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$16,944	6.4%	$16,054	6.0%	$890	5.5%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $0.9 million in Third Quarter 2008 as compared to Third Quarter 2007, and increased 0.4% as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in corporate travel and some increases in direct labor costs as a result of increased staff.

Non Operating Expenses
Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,878	0.7%	$2,296	0.9%	$(418)	(18.2)%
Interest Expense	$7,309	2.8%	$8,351	3.1%	$(1,042)	(12.5)%
The majority of our interest income is generated from the cash balances at our international subsidiaries.
The decrease in interest expense is primarily attributable to a significant decrease in LIBOR rates. We also experienced an increase in the amount of interest capitalized in connection with the construction of our correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During Third Quarter 2008 and Third Quarter 2007, we capitalized $1.1 million and $0.8 million of interest expense, respectively.
Provision for Income Taxes

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$8,835	3.3%	$7,281	2.7%	$1,554	21.3%
The effective tax rate for Third Quarter 2008 was approximately 36.8%, compared to the effective income tax rate of 38.0% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2008 to be in the range of 38% to 39%.
Comparison of Thirty-nine Weeks Ended September 28, 2008 and Thirty-nine Weeks Ended September 30, 2007
Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$552,987	67.4%	$502,765	66.2%	$50,222	10.0%
International services	104,422	12.7%	95,672	12.6%	8,750	9.1%
GEO Care	89,063	10.8%	79,891	10.5%	9,172	11.5%
Facility construction and design	74,534	9.1%	81,168	10.7%	(6,634)	(8.2)%

Total	$821,006	100.0%	$759,496	100.0%	$61,510	8.1%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the thirty-nine weeks ended September 28, 2008, referred to as Nine Months 2008, compared to the thirty-nine weeks ended September 30, 2007, referred to as Nine Months 2007, is attributable to new facility openings and capacity increases at existing facilities. Facilities that contributed the most significant increases were as follows: (i) revenues increased $42.5 million in total due to openings of five of our detention and correctional facilities which include the Graceville Correctional Facility, the Robert A. Deyton Detention Facility, the LaSalle Detention Facility, the Joe Corley Detention Facility and the Northeast New Mexico Detention Facility; (ii) revenues increased $6.1 million as a result of the increase in inmate populations at our New Castle Correctional Facility; (iii) revenues increased $3.9 million and $3.6 million, respectively, at our Northwest Detention Center and at our Central Arizona Correctional Facility as a result of increases in our contractual per diem rates as well increases in mandays; (iv) revenues increased $3.8 million as a result of our expansion of the Val Verde Correctional Facility in Del Rio, Texas; and (v) we also experienced increases at certain of our California facilities which accounted for $10.3 million of the increase. These and other increases were offset by decreases in revenues of $33.4 million due to the termination of our management contracts at the Taft Correctional Institution, the Coke County Juvenile Justice Center and the Dickens County Correctional Center.

The number of compensated mandays in U.S. corrections facilities increased by approximately 441,000 mandays in Nine Months 2008 from Nine Months 2007 due to the addition of new facilities and capacity increases. The total number of compensated mandays for Nine Months 2008 was 11.4 million compared to 11.0 million for Nine Months 2007. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 97.0% of capacity in Nine Months 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, the Dickens County Correctional Center and the Taft Correctional Institution. The average occupancy in our U.S correction and detention facilities was 96.7% in Nine Months 2007, excluding our new contracts at the Graceville Correctional Facility, the LaSalle Detention Facility, and the Robert A. Deyton Detention Facility.
International services
The increase in revenues for international services facilities in Nine Months 2008 compared to Nine Months 2007 was primarily attributable to the following items: (i) Australian revenues increased $10.2 million mainly due to favorable fluctuations in foreign currency exchange rates during the period but also due to contractual adjustments for inflation; (ii) South African revenues increased by approximately $1.1 million due to a contractual adjustment for inflation offset by approximately $0.8 million related to unfavorable fluctuations in the foreign exchange rate; and (iii) United Kingdom revenues decreased approximately $1.7 million due to the completion of ur Campsfield House Immigration Removal Centre and unfavorable foreign exchange currency fluctuations.
GEO Care
The increase in revenues for GEO Care in Nine Months 2008 compared to Nine Months 2007 is primarily attributable to two items: (i) the Treasure Coast Forensic Treatment Center in Indiantown, Florida, which commenced operations in March 2007, increased revenues by $6.8 million; and (ii) the Florida Civil Commitment Center in Arcadia, Florida, which commenced operations in July 2006, contributed an increase in revenues of $1.9 million. Both of these facilities experienced increases in population over the same period in the prior year.
Facility construction and design
The decrease in revenues from the Facility construction and design segment is mainly due to a decrease in construction activities in Nine Months 2008 compared to Nine Months 2007 and is primarily attributable to three items: (i) the completion of the Northeast New Mexico Detention Center located in Clayton County, New Mexico, the construction of which was completed in Third Quarter 2008, decreased revenues by $13.0 million; (ii) decreases in construction revenue of $11.3 million for the South Florida Evaluation and Treatment Center which was substantially completed in Second Quarter 2008; and (iii) decreases in construction revenue of $2.1 million as a result of the completion of Treasure Coast Forensic Treatment Center in Stuart, Florida which was substantially completed in Second Quarter 2007. These decreases over the same period in the prior year were offset by an increase of $19.8 million for the new building which is being constructed adjacent to the Florida Civil Commitment Center in Arcadia, Florida.
Operating Expenses

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections	$411,336	74.4%	$376,395	74.9%	$34,941	9.3%
International Services	94,985	91.0%	86,526	90.4%	8,459	9.8%
GEO Care	78,369	88.0%	71,939	90.0%	6,430	8.9%
Facility construction and design	74,222	99.6%	81,071	99.9%	(6,849)	(8.4)%

Total	$658,912	80.3%	$615,931	81.1%	$42,981	7.0%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.

U.S. corrections
The increase in U.S. corrections operating expenses reflects the new openings and expansions discussed above as well as general increases in labor costs and utilities. Also included in operating expenses above is an increase of $1.8 million in start-up expenses over the same period of the prior year. These increases in operating expenses were offset by the effect of a change in our vacation policy for certain employees which conformed to a fiscal year-end based policy during Third Quarter 2008. The new policy allows employees to use vacation regardless of their service period but within the fiscal year. Vacation expense decreased by $2.0 million in the thirty-nine weeks ended September 28, 2008 primarily due to the change in our policy. The Third Quarter 2008 savings was partially offset by an increase to our general liability and workers’ compensation reserve. In order to estimate our workers’ compensation and general liability reserves, we engage an independent actuary to make a projection of our annual losses based on our actual claims experience. For the fiscal years ended 2008 and 2007, this analysis was performed in October using historical data. The results of the actuarial projection are reflected in fiscal Third Quarter 2008 and 2007. As a result of this analysis and some specific reserves for certain claims for fiscal year 2008, we increased our reserves by $2.4 million as of September 28, 2008. For the same period in the prior year we increased our reserves by $0.8 million. These charges to expense are included in our operating expense for periods presented.
International services
Operating expenses for international services facilities increased in the Nine Months 2008 compared to the Nine Months 2007 primarily as a result of an increase in operating expenses at our Australian subsidiary and also related to unfavorable fluctuations in foreign currency exchange rates.
GEO Care
Operating expenses for residential treatment increased approximately $6.4 million during Nine Months 2008 from Nine Months 2007 primarily due to the operation of new facilities and during 2008 as discussed above. Overall operating expenses for GEO Care decreased as a percentage of segment revenues due to a decrease in start up costs in the Nine Months 2008 compared to the Nine Months 2007 which were $0.6 million and $1.6 million, respectively.
Facility construction and design
Operating expenses for facility construction and design decreased compared to the Nine Months 2007 primarily due to a decrease in costs associated with our facilities under construction as a result of reduced activity as discussed above.
Other Unallocated Operating Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$51,825	6.3%	$46,849	6.2%	$4,976	10.6%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $5.0 million in Nine Months 2008 compared to Nine Months 2007, but remained relatively consistent as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in corporate travel and some increases in direct labor costs as a result of increased staff, wages and related increases in employee benefits.

Non Operating Expenses
Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,580	0.7%	$6,536	0.9%	$(956)	(14.6)%
Interest Expense	$21,667	2.6%	$28,049	3.7%	$(6,382)	(22.8)%
The decrease in interest expense in Nine Months 2008 compared to Nine Months 2007 is primarily attributable to a decrease in LIBOR rates. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During Nine Months 2008 and 2007, we capitalized $4.0 million and $1.7 million of interest expense, respectively.
Provision for Income Taxes

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$24,951	3.0%	$17,288	2.3%	$7,663	44.3%
The effective tax rate during Nine Months 2008 was approximately 37.7% as a result of certain non-recurring items. This compares to our effective income tax rate of 38.0% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2008 to be approximately 38%.
Financial Condition
Capital Requirements
Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and/or mental health facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.
We are currently incurring significant capital expenditures in connection with the simultaneous construction or expansion of four correctional and detention facilities, representing an aggregate of 3,062 new beds. Total capital expenditures related to these projects is expected to be $173.0 million, of which $24.9 million had been incurred from the beginning of 2008 through Third Quarter 2008. We expect to incur at least another approximately $26.2 million in capital expenditures relating to these projects during the remainder of fiscal year 2008 and the remaining $121.9 million in fiscal year 2009. In addition to projects under development, we expect capital expenditures related to facility maintenance costs to range between $10.0 million and $15.0 million for 2008, of which approximately $9.3 million had been incurred as of the end of Third Quarter 2008.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our senior secured credit facility, which we refer to as the Senior Credit Facility, and any other financings which our management and board of directors, in their discretion, may consummate.
As of September 28, 2008, with respect to our Senior Credit Facility, we had borrowings outstanding under the term loan portion of our Senior Credit Facility of $159.5 million. Also as of September 28, 2008, with respect to our $150.0 million revolving credit facility, referred to as the Revolver, after giving effect to $42.0 million outstanding in loans under the Revolver and $44.8 million in letters of credit outstanding, we had the ability to borrow an additional $63.2 million under the Revolver. On August 26, 2008, we amended our Senior Credit Facility to permit borrowings under the accordion feature of the Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. These borrowings may be made as either revolving loans or incremental term loans. This amendment to the Senior Credit Facility does not require any lenders to make any new borrowings under the accordion feature but simply provides a mechanism under the Senior Credit Facility for us to incur such borrowings without requiring further lender consent. Any such borrowings by us under the accordion feature of the Senior Credit Facility, whether as revolving borrowings or incremental term loans, would be subject to lender demand and market conditions and may not be available to us on satisfactory terms, or at all. We believe that this amendment provides additional flexibility for us to activate the accordion feature of the Senior Credit Facility.

On October 29, 2008, we announced that we exercised the accordion feature in our existing senior credit facility to add $85.0 million in additional borrowing capacity under the Revolver. After giving effect to this additional borrowing capacity, the total size of the Revolver was increased to $235.0 million and, as of November 3, 2008, we had approximately $74.0 million outstanding in loans under the Revolver, $44.3 million outstanding in letters of credit and $116.7 million available for borrowings under the Revolver. Amounts outstanding under the Revolver will continue to bear interest at LIBOR plus 2.00%, which rate is subject to adjustment based on a pricing grid set forth in the Senior Credit Facility. We paid a one-time up front fee of 2.00% on the increased borrowing capacity, which will be amortized over the remaining term of the Revolver. Under the terms of the amendment to the Senior Credit Facility described above, as of November 3, 2008, we had the ability to access the accordion feature of the Senior Credit Facility to add additional borrowing capacity of up to $65.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. Any such borrowings by us under the accordion feature of the Senior Credit Facility would be subject to lender demand and market conditions and may not be available to us on satisfactory terms, or at all.
We believe that the additional borrowing capacity recently secured under our Revolver will provide adequate capital to support the completion of our ongoing and/or previously committed capital expenditure projects, including the expansions of the North Lake Correctional Facility, the Northwest Detention Center, the Aurora ICE Processing Center and the Robert A. Deyton Detention Facility. As a result, assuming that we are able to access the full borrowing capacity currently available under our Revolver, our management believes that cash on hand, cash flows from operations and borrowings available under our Senior Credit Facility will be adequate to support our capital needs, including our currently identified committed capital projects and our various obligations incurred in the ordinary operation of our business, both on a near and long-term basis. However, we may seek new borrowings under the accordion feature of our Senior Credit Facility in 2008 or 2009 to support additional capital expenditure projects that we may undertake. Also, additional expansions of our business may require new financing from external sources. There is no assurance that such financing will be available on satisfactory terms, or at all.
In addition to our sources of capital described above, we may, at the discretion of our senior management and board of directors, consummate additional debt, equity or other financings on satisfactory terms if we deem such financings to be in the best interest of the company. The proceeds of such financings may be used for the corporate purposes identified above or for new business purposes.
In the future, our access to capital could be significantly limited by the amount of our existing indebtedness. As of September 28, 2008, we had $349.6 million of consolidated debt outstanding, excluding $128.6 million of non-recourse debt, $44.8 million outstanding in letters of credit under our Revolver and capital lease liability balances of $16.0 million. Our significant debt service obligations could, under certain circumstances, prevent us from accessing additional capital necessary to sustain or grow our business. Additionally, our future access to capital and our ability to compete for future capital-intensive projects will be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing our outstanding Notes and in our Senior Credit Facility. A decline in our financial performance could cause us to breach our debt covenants, limit our access to capital and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. Also, under the terms of our Senior Credit Facility, new indebtedness added to our existing significant indebtedness could increase the interest rates we pay for our indebtedness and further limit our borrowing capacity.
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. None of the executives has indicated their intent to retire as of this time. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our Revolver. Based on our current cash on hand and borrowing capacity, we believe that, if necessary, we would have adequate liquidity to make all of these payments, whether in separate installments or in the aggregate, in lump sums.

The Senior Credit Facility
On August 26, 2008, we completed a fourth amendment to our Senior Credit Facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement between GEO, as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent. This amendment revises certain leverage ratios, eliminates the fixed charge ratio, adds a new interest coverage ratio and sets forth new capital expenditure limits under the Senior Credit Facility. Additionally, the amendment permits us to add incremental borrowings under the accordion feature of the Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. This amendment does not require any lenders to make any new borrowings under the accordion feature but simply provides a mechanism under the Senior Credit Facility for us to incur such borrowings without requiring further lender consent. Any such borrowings by us under the accordion feature of the Senior Credit Facility, whether as revolving borrowings or incremental term loans, would be subject to lender demand and market conditions and may not be available to us on satisfactory terms, or at all. We believe that this amendment provides additional flexibility for us to activate the accordion feature of the Senior Credit Facility. On October 29, 2008, we announced that we exercised the accordion feature in our existing Senior Credit Facility to add $85.0 million in additional borrowing capacity under the Revolver.
As of September 28, 2008, we had $159.5 million outstanding under the Term Loan B, and the Revolver had $42.0 million outstanding in loans, $44.8 million outstanding in letters of credit and $63.2 million available for borrowings.
As of November 3, 2008, the Senior Credit Facility consists of a $365.0 million, seven-year term loan, referred to as the Term Loan B, and a $235.0 million five-year revolver which expires September 14, 2010, referred to as the Revolver. As of November 3, 2008, we had $74.0 million outstanding in loans under the Revolver, $44.3 million outstanding in letters of credit and $116.7 million available for borrowings under the Revolver. The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of September 28, 2008 was 4.01%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, included for general corporate purposes.
Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver
LIBOR borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.5% to 1.50%.
Letters of credit	1.50% to 2.50%.
Available borrowings	0.38% to 0.5%.
The Senior Credit Facility requires us to maintain the following total leverage ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Leverage Ratio
Through the penultimate day of fiscal year 2009	Total leverage ratio ≤ 4.50 to 1.00
From the last day of the fiscal year 2009 through the penultimate day of fiscal year 2010	Reduces from 4.50 to 1.00, to 4.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	Reduces from 4.25 to 1.00, to 3.25 to 1.00
Thereafter	Reduces from 3.25 to 1.00, to 3.00 to 1.00
The Senior Credit Facility also requires us to maintain the following senior secured leverage ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio
Through the penultimate day of fiscal year 2010	3.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	2.25 to 1.00
Thereafter	2.00 to 1.00
In addition, the Senior Credit Facility includes an interest coverage ratio which requires us to maintain a ratio of EBITDA (as such term is defined in the Senior Credit Facility) to Interest Expense (as such term is defined in the Senior Credit Facility) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Senior Credit Facility, and eliminate the fixed charge coverage ratio formerly incorporated in the Senior Credit Facility.

The Senior Credit Facility also limits our capital expenditures as follows:

Period	Capital Expenditure Limit
Fiscal year 2008	$200.0 million
Fiscal year 2009	$275.0 million
Each fiscal year thereafter	$50.0 million
The foregoing limits are subject to the provision that to the extent that our capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, the following maximum amounts will be added to the maximum capital expenditures that we can make in the following fiscal year: (i) up to $30.0 million may be added to the fiscal year 2009 limit from unused amounts in fiscal year 2008; (ii) up to $50.0 million may be added to the fiscal year 2010 limit from unused amounts in fiscal year 2009; or (iii) up to $20.0 million may be added to the fiscal year 2010 limit, and to fiscal years thereafter, from unused amounts in the immediately prior fiscal years.
All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. We believe we were in compliance with all of the covenants in the Senior Credit Facility as of September 28, 2008.
Senior 8 1/4% Notes
We have $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, referred to as the Notes, issued and outstanding. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 104.125% to 100.000% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit our ability to incur certain additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe we were in compliance with all of the covenants of the Indenture governing the notes as of September 28, 2008.
The Notes are reflected net of the original issue discount of $2.7 million as of September 28, 2008, which is being amortized over the ten-year term of the Notes using the effective interest rate method.
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
On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 28, 2008, the remaining balance of the debt service requirement under the STLDC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of September 28, 2008, included in current restricted cash and non-current restricted cash is $6.2 million and $9.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirty-nine weeks ended September 28, 2008 in relation to the WEDFA bond indenture. As of September 28, 2008, the remaining balance of the debt service requirement is $42.7 million, of which $5.4 million is due within the next 12 months.
As September 28, 2008, included in current restricted cash and non-current restricted cash is $6.9 million and $7.0 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $47.3 million and $53.0 million at September 28, 2008 and December 31, 2007, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at September 28, 2008, was approximately $4.2 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $7.5 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 7.5 million South African Rand, or approximately $0.9 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.

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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAN 2.5 million, or approximately $2.4 million commencing in 2017. We have a liability of $1.3 million related to this exposure as of September 28, 2008. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At September 28, 2008, we also have outstanding six letters of guarantee related to our Australian subsidiary totaling approximately $6.1 million under separate international facilities. We do not have any off balance sheet arrangements other than those previously disclosed.
Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. We measure our derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.45%, also calculated on the notional $50.0 million amount. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Accordingly, the changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net (losses) gains recognized and recorded in earnings related to these fair value hedges were $0.7 million and $(1.1) million, respectively, for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. As of September 28, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $0.7 million and $0, respectively, and is included in other non-current liabilities and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap for the period ended September 28, 2008.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net (losses) gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(1.5) million and $1.0 million for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively. The total value of the swap asset as of September 28, 2008 and December 30, 2007 was approximately $3.2 million and $5.8 million, respectively, and is recorded as a component of other assets within the consolidated financial statements.

There was no material ineffectiveness of our interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
Cash Flow
Cash and cash equivalents as of September 28, 2008 were $26.6 million, a decrease of $17.8 million from December 30, 2007.
Cash provided by operating activities of continuing operations amounted to $49.7 million in Nine Months 2008 versus cash provided by operating activities of continuing operations of $40.4 million in Nine Months 2007. Cash provided by operating activities of continuing operations in Nine Months 2008 was negatively impacted by increases in accounts receivable due to the timing of cash collections from our customers. There was a negative cash impact of $0.4 million resulting from discontinuation of our operations at Fort Bayard Medical Center in Third Quarter 2008. Cash provided by operating activities of continuing operations in thirty-nine week period ending 2007 was negatively impacted by an increase in accounts receivable and other current assets.
Cash used in investing activities amounted to $97.8 million in Nine Months 2008 compared to cash used in investing activities of $481.4 million in Nine Months 2007. Cash used in investing activities in Nine Months 2008 primarily reflects capital expenditures of $98.8 million, related to the construction of correctional and detention facilities. Cash used in investing activities in the Nine Months 2007 primarily reflects capital expenditures of $68.0 million and the acquisition of CPT, net of cash acquired of $410.4 million in addition to an increase in restricted cash of $5.4 million.
Cash provided by financing activities in Nine Months 2008 amounted to $31.3 million compared to cash provided by financing activities of $383.9 million in Nine Months 2007. Cash provided by financing activities in the Nine Months 2008 reflects proceeds received from borrowings on our Revolver of $124.0 million offset by payments on the Revolver of $82.0 million, payments on long-term debt and Non-recourse debt of $10.2 million and payments toward capital lease obligations of $0.6 million. Cash provided by financing activities in the Nine Months 2007 reflects proceeds received from an equity offering of $227.5 million, borrowings of $380.0 million related to the CPT acquisition and payments on long-term debt of $218.1 million.
Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Information” above, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue
Domestically, we continue to see significant growth opportunities in the state and federal markets. We believe that the states in which we currently operate will continue to face significant correctional bed needs and will increasingly rely on private beds to meet this demand. As these and other states across the country face budgetary pressures, we believe that their ability to achieve cost savings will become an even more important priority, which we believe will lead to the continued use of public-private partnerships to develop and manage major correctional infrastructure projects. In October 2008, we announced a $48.0 million dollar contract award in Florida for a new 2,000-bed healthcare prison, which will open in mid-2010. We expect that GEO Corrections and GEO Care will recognize $28.0 million dollars and $20.0 million dollars in annual revenues, respectively, from this project. We believe that our ability to partner with GEO Care gives us a competitive advantage in pursuing additional projects of this kind in other states. In the Federal market, all three detention agencies — the Bureau of Prisons, the U.S. Marshals Service, and ICE — continue to be funded by Congress to grow their detention capacity. The U.S. Marshals and the BOP both house criminal aliens facing charges or serving time as a result of a criminal conviction, and ICE houses alien populations facing deportation proceedings. Earlier this year, ICE launched a new $800.0 million initiative targeting criminal aliens throughout the country which has been allocated an additional $200.0 million for this purpose. We believe that these federal initiatives to target, detain, and deport criminal aliens throughout the country will continue to drive the need for immigration detention beds over the next several years, and these initiatives have been funded by Congress on a bipartisan basis. While the foregoing statements represent our current good faith beliefs on future demands for our services at the federal and state levels, we cannot assure you that government budgetary constraints, the overall uncertain status of the U.S. economy and/or changes in government policymaking at the federal and state levels implemented by new leadership or otherwise, will not materially adversely affect our business.

Internationally, we received notice that our South African subsidiary has been short listed for four 3,000-bed prison projects totaling 12,000 beds. Although, no more than two prison projects can be awarded to any one bidder, we expect the official RFPs to be issued in late November, with bids due on April 30, 2009, and contract awards being announced in the third or fourth quarter of fiscal 2009. We plan to actively bid on any new international projects that fit our target profile for profitability and operational risk.
Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In 2008, certain contracts were terminated either by us or by the other parties to these contracts. Although we do not expect these terminations to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2008 and 2009. Although we have historically had a relative high contract renewal rate and win rate on re-bid situations, there can be no assurance that we will be able to renew our management contracts scheduled to expire or up for re-bid in the near future on favorable terms, or at all.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 30, 2007, in Nine Months 2008, operating expenses totaled 80.3% of our consolidated revenues. In Third Quarter 2008 we changed our vacation policy for certain employees to a fiscal year-end based policy which allows employees to use vacation regardless of their service period but within the fiscal year-end. Vacation expense decreased in Third Quarter 2008 by $2.0 million over Third Quarter 2007 primarily due to this change. We expect this change will continue to have a favorable impact in the fourth fiscal quarter. Our operating expenses as a percentage of revenue for the remainder of fiscal 2008 may be negatively impacted by several other factors including increasing costs in utilities, insurance and other essential operating costs. While the full impact of these cost increases cannot currently be predicted with certainty, we do not expect them to have a material adverse impact on our financial condition. We also may experience increased start-up expenses relating to a number of new projects, including our Maverick County Detention Center in Texas, the Robert A. Deyton Detention Facility in Georgia, the Graceville Correctional Facility in Florida and the North Lake Correctional Facility in Michigan.
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
In April 2008, the FASB issued Financial Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets”. This Statement amends paragraph 11(d) of FAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This Statement is effective for financial statements in fiscal years beginning after December 15, 2008. We do not expect that the adoption of this pronouncement will have a significant impact on our financial condition, results of operations or cash flows.

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
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. The purpose of the deferral is to provide companies with more time to resolve implementation issues related to fair value measurements of non-financial assets and non-financial liabilities such as those that are acquired in a business, reporting units and other long-lived assets measured at fair value in an impairment test as described in FAS 142, Goodwill and Other Intangible Assets or FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, asset retirement obligations initially measured at fair value under FAS 143, Accounting for Asset Retirement Obligations, non-financial liabilities for exit or disposal activities initially measured at fair value under FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we only partially adopted the provisions of FAS 157 and have elected to defer the adoption of this standard for non-financial assets and non-financial liabilities. We do not expect that the full adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $201.5 million and $44.8 million in outstanding letters of credit, as of September 28, 2008, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.5 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 28, 2008, every 10 percent change in historical currency rates would have approximately a $3.8 million effect on our financial position and approximately a $0.8 million impact on our results of operations over the next fiscal year.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692—CV) which took the matter under advisement pending the issuance of its ruling.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUS 18.0 million or $15.0 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
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
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed on February 15, 2008.
We are incurring significant indebtedness in connection with substantial ongoing capital expenditures, which may require us to access additional borrowings under the accordion feature of our Senior Credit Facility or refinance our senior secured debt entirely. Such financing may not be available to us on satisfactory terms, or at all.
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of September 28, 2008, we were in the process of constructing or expanding six facilities representing 4,166 total beds. We are providing the financing for four of the six facilities, representing 3,062 beds. These facilities are the North Lake Correctional Facility, the Northwest Detention Center, the Aurora ICE Processing Center and the Robert A. Deyton Detention Facility, all of which are currently in the process of being expanded. Total capital expenditures related to these four projects is expected to be $173.0 million, of which $24.9 million was completed through the third fiscal quarter 2008. We expect to incur at least another approximately $26.2 million in capital expenditures relating to these owned projects during fiscal year 2008, and the remaining $121.9 million in fiscal year 2009. As of November 3, 2008, we had the ability to borrow an additional $116.7 million under our Senior Credit Facility. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund all of our committed capital expenditure projects, we will need additional borrowings or financing from other sources in order to complete additional pending and approved capital expenditure projects. We cannot assure that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all.
We are currently using significant capital to build or expand several facilities that we do not have corresponding management contracts with clients to operate. We cannot assure you that such contracts will be obtained.
We are currently in the process of building or expanding three facilities that we do not have corresponding management contracts with clients to operate. These projects will, upon completion, represent an aggregate of approximately 2,870 potential new beds. We estimate that the total costs for the completion of these projects will be approximately $163.3 million during fiscal years 2008, 2009 and the first quarter of 2010, which we intend to finance using company funds, including cash on hand, cash flow from operations and borrowings under our Senior Credit Facility. We believe that these facilities as built or expanded will be more attractive to clients seeking economies of scale and therefore better position us to help meet the increased demand for correctional and detention beds by federal and state agencies around the country. However, we do not yet have management contracts with clients for the operation of these projects and we cannot in fact assure you that such contracts will be obtained. Any failure to secure management contracts for these projects could have a material adverse impact on our financial condition, results of operations and/or cash flows.
The prevailing negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.
Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have been experiencing significant volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached extreme levels. The recent downturn in the equity and debt markets, the tightening of the credit markets, the general economic slowdown and other macroeconomic conditions, such as a recession or the risk of a potential recession in the U.S., could prevent us from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need but cannot obtain adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits —

10.1	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated effective as of August 26, 2008, between The GEO Group Inc., as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 2, 2008)

10.2	Form of Lender Addendum, dated as of October 29, 2008, by and among The GEO Group, Inc. as Borrower, BNP Paribas as Administravtive Agent and the Lender parties thereto.

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2008	THE GEO GROUP, INC.
/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President & Chief Financial Officer (principal financial officer)