Form 10-K
period 2008-12-28
GEO GROUP INC
filed 2009-02-18
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

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

The aggregate market value of the 50,980,497 shares of common stock held by non-affiliates of the registrant as of June 27, 2008 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $22.43 per share) was approximately $1,143,492,547.

As of Friday, February 13, 2009 the registrant had 51,122,775 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended December 28, 2008 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2009 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

In 1988, we were incorporated as Wackenhut Corrections Corporation and in 2003 our Board of Directors approved our name change to The GEO Group, Inc. As of the fiscal year ended December 28, 2008, we managed 59 facilities totaling approximately 53,400 beds worldwide and had an additional 3,586 beds under development at seven facilities, including an expansion and renovation of one vacant facility which we own and the expansion of six facilities which we currently operate, of which we own three. Excluding our 200-bed Oak Creek Confinement Center, which is a facility held for sale at December 28, 2008, we maintained an average companywide facility occupancy rate of 96.6%.

At our correctional and detention facilities in the U.S. and internationally, we offer services that go beyond simply housing offenders in a safe and secure manner. The services we offer to inmates at most of our managed facilities include a wide array of in-facility rehabilitative and educational programs. Such programs include basic education through academic programs designed to improve inmates’ literacy levels and enhance the opportunity to acquire General Education Development certificates and also include vocational training for in-demand occupations to inmates who lack marketable job skills. We offer life skills/transition planning programs that provide job search training and employment skills, anger management skills, health education, financial responsibility training, parenting skills and other skills associated with becoming productive citizens. We also offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage.

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

Business Segments

We conduct our business through four reportable business segments: our U.S. corrections segment; our International services segment; our GEO Care segment; and our Facility construction and design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. The U.S. corrections segment primarily encompasses our U.S.-based privatized corrections and detention business. The International services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the

United Kingdom. International services reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. Our GEO Care segment, which is operated by our wholly-owned subsidiary GEO Care, Inc., comprises our privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. Our Facility construction and design segment primarily consists of contracts with various state, local and federal agencies for the design and construction of facilities for which we have been awarded management contracts. Financial information about these segments for fiscal years 2008, 2007 and 2006 is contained in “Note 15- Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

On February 12, 2009, we announced the retirement of John G. O’Rourke, our Chief Financial Officer. He will retire effective August 2, 2009 and will be succeeded by Brian R. Evans, our current Vice President, Finance and Treasurer.

On October 29, 2008, we, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of our consolidated South African Custodial Management Services Pty. Limited (“SACM”) which changed our profit sharing percentage from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between us and the second joint venture partner on a pro rata basis based on our respective ownership percentages. As a result of the share purchase, we recognized an increase in amortizable intangible assets of $1.9 million. See Note 1 to the Consolidated Financial Statements.

Facility activations

The following table shows new facilities that were activated during the fiscal year 2008:

Facility	Location	Activation	Beds	Start date

Robert A. Deyton Detention Facility	Lovejoy, GA	New contract	576	First Quarter 2008
Central Arizona Correctional Facility	Florence, AZ	200-bed Expansion	1,200	First Quarter 2008
LaSalle Detention Facility	Jena, LA	744-bed Expansion	1,160	Second Quarter 2008
Joe Corley Detention Facility	Conroe, TX	New contract	1,100	Third Quarter 2008
Northeast New Mexico Detention Facility	Clayton, NM	New contract	625	Third Quarter 2008
Rio Grande Detention Center	Laredo, TX	New contract	1,500	Fourth Quarter 2008
Maverick County Detention Facility	Maverick, TX	New contract	688	Fourth Quarter 2008
East Mississippi Correctional Facility	Meridian, MS	500-bed Expansion	1,500	Fourth Quarter 2008

Projects under development

In January 2009, we announced that our wholly owned U.K. subsidiary, GEO UK Ltd., has signed a contract with the United Kingdom Border Agency for the management and operation of the Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. Our contract for the management and operation of the Centre will have a term of three years and is expected to generate approximately $14.0 million in annual revenues for us. Under the terms of the contract, we will take over management of the existing Centre, which has a current capacity of 260 beds, on June 29, 2009. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, our management contract is expected to generate approximately $19.5 million in annual revenues.

On October 21, 2008, we announced that we have received a Notice of Intent to Award contracts from the State of Florida, Department of Management Services for the design, construction, and operation of a new 2,000-bed special needs prison to be located in Santa Rosa County, Florida. The new 2,000-bed prison will house medium and close-custody security adult male inmates, the majority of whom will require chronic medical and mental health treatment. Under the award, we will begin the design and construction, through tax-

exempt bonds, of a new $120.0 million, 2,000-bed prison that will be lease-purchase financed and owned by the State of Florida. We expect to begin management and operation of the prison upon its completion by the end of Second Quarter 2010. This management contract is expected to generate approximately $48.0 million in annualized revenues.

In August 2008, we announced plans to expand our Broward Transition Center by 100 beds which will increase the capacity of this facility to 700 beds. This expansion is expected to cost approximately $7.0 million and is scheduled to be completed in First Quarter 2010. We do not currently have a contract with a government client to operate this expansion.

On August 7, 2008, we announced the expansion of one of our company-owned facilities. We have begun the expansion of our Northwest Detention Center, which currently houses immigration detainees, to increase its total capacity to 1,575 beds. We expect the 545-bed expansion to cost approximately $40.0 million and to be completed by December 2009. We do not currently have a management contract with a government client to operate this expansion but plan to market the new beds to the U.S. Immigration and Customs Enforcement, our existing client at this facility and, if necessary, to other federal and state agencies around the country.

On May 1, 2008, we announced plans to complete a 1,225-bed expansion of our existing 500-bed North Lake Correctional Facility located in Baldwin, Michigan. We estimate the expansion of this company-owned facility, which is currently idle, to cost approximately $60.0 million. We have started construction on this facility and expect the project to be completed by Fourth Quarter 2009. We do not currently have a management contract with a government client to operate the North Lake Correctional Facility following its expansion and are currently marketing the beds to federal and state agencies around the country.

On October 15, 2007, we announced the expansion of our 400-bed Aurora ICE Processing Center (the “Center”) located in Aurora, Colorado. We began a 1,100-bed expansion of the company-owned Center in Second Quarter 2008 and expect to complete construction in First Quarter 2010. The expansion is expected to cost approximately $67.5 million. Once completed, GEO expects the 1,100 expansion beds to be used by federal detention agencies. The expansion will increase the Center’s capacity to 1,500 beds.

Contract terminations

On December 22, 2008, we announced the closure of our U.K.-based transportation division, Recruitment Solutions International (“RSI”). We purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for approximately $2.0 million in 2006. As a result of the termination of our transportation business in the United Kingdom, we wrote off assets of $2.6 million including goodwill of $2.3 million. The operating results of this business are reported as discontinued operations for all periods presented.

On November 7, 2008, we announced we received a notice of discontinuation of our contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center (the “Detention Center”) effective January 5, 2009. This contract generated $5.9 million in revenues in the fiscal year ended December 28, 2008. The operating results of this business are reported as discontinued operations for all periods presented.

On October 1, 2008, we announced that our management contract for the continued management and operation of the 1,040-bed Sanders Estes Unit in Venus, Texas, was awarded to a competitor. The Sanders Estes Unit generated approximately $11.0 million in annual operating revenues for us in 2008 under a managed-only contract with TDJC. This contract terminated effective as of the beginning of First Quarter 2009.

On August 29, 2008, we announced our discontinuation of our contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008. This facility had previously been the only local county jail managed by us and was generating approximately $38.0 million in annualized operating revenues. We do not expect the discontinuation of the Delaware County, Pennsylvania contract to have a material adverse impact on our financial condition, results of operations or cash flows. The operating results of this business are reported as discontinued operations for all periods presented.

On June 16, 2008, we announced the discontinuation by mutual agreement of our contract with the State of New Mexico Department of Health for the management of Fort Bayard Medical Center effective June 30, 2008. This contract generated approximately $3.5 million in annualized revenues. We do not expect that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows. The operating results of this business are reported as discontinued operations for all periods presented.

As we previously disclosed on May 1, 2008, GEO Care Inc., recently activated the new 238-bed South Florida Evaluation and Treatment Center, which we refer to as SFETC, in Florida City, Florida which replaced the old SFETC center located in downtown Miami, Florida. Following the opening of the new SFETC center, the State of Florida approved budget language providing for the closure of the 100-bed South Florida Evaluation and Treatment Center Annex, referred to as the Annex, effective July 31, 2008. The Annex generated approximately $7.5 million in revenues for GEO Care in 2008. This closure was partially offset by an increase in the capacity of two GEO Care facilities: the new SFETC center and the Treasure Coast Forensic Treatment Center located in Stuart, Florida, for a total of 73 beds. The closure of the Annex did not have a material adverse impact on our financial condition, results of operations or cash flows.

On April 30 2008, we exercised our contractual right to terminate our contract for the operation and management of the Tri-County Justice and Detention Center located in Ullin, Illinois. We managed the facility through August 28, 2008. The termination of this contract did not have a material adverse impact on our financial condition, results of operations or cash flows.

Senior Credit Facility

On August 26, 2008, we completed a fourth amendment to our senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement. Amendment No. 4 revises certain leverage ratios, eliminates the fixed charge coverage ratio, adds a new interest coverage ratio and sets forth new capital expenditure limits under the Credit Agreement. Additionally, Amendment No. 4 permits us to add incremental borrowings under the accordion feature of our Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. On October 29, 2008 and again on November 20, 2008, we exercised this accordion feature of our Senior Secured Credit Facility to add $85.0 million and $5.0 million, respectively, for a total of $90.0 million in additional borrowing capacity under the revolving portion of our Senior Credit Facility. As of December 28, 2008, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”).

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.5% in fiscal year 2008. Approximately 64.2%, excluding discontinued operations, of our 2008 U.S. corrections revenue was derived from ACA accredited facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.

Business Development Overview

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

Our state and local experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.

Our federal experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between twelve and eighteen months elapse between the submission of our response and the agency’s award for a contract; and that between four and eighteen weeks elapse between the award of a contract and the commencement of facility construction, management of the facility, as applicable.

If the state, local or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and twenty-four months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between ten and twenty-eight months after the governmental agency’s award.

We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. During 2008, we announced six new projects and corresponding management contracts representing 5,042 beds compared to the announcement of seven new projects and corresponding management contracts representing 4,499 beds during 2007.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of December 28, 2008, we had provided services for the design and construction of forty-four facilities and for the redesign and renovation and expansion of twenty-five facilities.

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

We may also act as a source of financing or as a facilitator with respect to the financing of the construction of a facility. In these cases, the construction of such facilities may be financed through various methods including the following:

•	funds from equity offerings of our stock;

•	cash on hand and/or cash flows from our operations;

•	borrowings by us from banks or other institutions (which may or may not be subject to government guarantees in the event of contract termination); or

•	lease arrangements with third parties.

If the project is financed using direct governmental appropriations, with proceeds of the sale of bonds or other obligations issued prior to the award of the project, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and therefore, management of the facility, may either be delayed until alternative financing is procured or the development of the project will be suspended or entirely cancelled. If the project is self-financed by us, then financing is generally in place prior to the commencement of construction.

Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with bonded National and/ or Regional Design Build Contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various correctional disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. This staff coordinates all aspects of the development with subcontractors and provides site-specific services.

When designing a facility, our architects use, with appropriate modifications, prototype designs we have used in developing prior projects. We believe that the use of these designs allows us to reduce the potential of cost overruns and construction delays and to reduce the number of correctional officers required to provide security at a facility, thus controlling costs both to construct and to manage the facility. Our facility designs also maintain security because they increase the area under direct surveillance by correctional officers and make use of additional electronic surveillance.

The following table sets forth current expansion and development projects at December 28, 2008:

		Capacity	Estimated
	Additional	Following	Completion
Facilities Under Construction	Beds	Expansion	Date		Customer	Financing

Robert A. Deyton Detention Facility(1)	192	768	Q1	2009	Clayton County	GEO
Florida Civil Commitment Center, Florida(2)	40	720	Q1	2009	DCF	Third party
Graceville Correctional Facility, Florida	384	1,884	Q1	2009	DMS	Third party
North Lake Correctional Facility, Michigan(3)	1,225	1,725	Q4	2009	Federal or Various States	GEO
Northwest Detention Center, Washington(4)	545	1,575	Q4	2009	Federal	GEO
Aurora ICE Processing Center, Colorado(4)	1,100	1,500	Q1	2010	Federal	GEO
Broward Transition Center, Florida(4)	100	700	Q1	2010	Federal	GEO

	3,586

(1)	This facility was activated in January 2009.

(2)	This facility will replace the adjacent existing 680-bed facility.

(3)	We did not have a customer for this facility at December 28, 2008 but are currently marketing this facility to various federal and state agencies.

(4)	We do not yet have a customer for the expansion beds.

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 22 years, the State of California for 21 years, the State of Texas for approximately 21 years, various Australian state government entities for 17 years and the State of Florida for approximately 15 years. These customers accounted for 64.9% of our consolidated revenues for the fiscal year ended December 28, 2008. Our strong operating track record has enabled us to achieve a high renewal rate for contracts, thereby providing us with a stable source of revenue. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

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

Unique Privatized Mental Health Growth Platform

We are the only publicly traded U.S. corrections company currently operating in the privatized mental health and residential treatment services business. We believe that our target market of state and county mental health hospitals represents a significant opportunity. Through our GEO Care subsidiary, we have been able to grow this business to approximately 1,500 beds, representing five contracts and $109.9 million in revenues, excluding our contract revenues for South Florida Evaluation and Treatment Center-Annex for 2008, from 325 beds, representing one contract and $31.7 million in revenues in 2004.

Sizeable International Business

We believe that our international presence gives us a unique competitive advantage that has contributed to our growth. Leveraging our operational excellence in the U.S., our international infrastructure allows us to aggressively target foreign opportunities that our U.S.-based competitors without overseas operations may have difficulty pursuing. Our International services business generated $128.7 million revenue in 2008, representing 12.3% of our consolidated 2008 revenues. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our top three senior executives have over 61 years of combined industry experience, have worked together at our company for more than 16 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.04 billion in 2008. Our Chief Executive Officer, George C. Zoley, is one of the pioneers of the industry, having developed and opened what we believe was one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational experience and expertise in both the public and private sector.

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

Business Strategies

Provide High Quality, Essential Services at Lower Costs

Our objective is to provide federal, state and local governmental agencies with high quality, essential services at a lower cost than they themselves could achieve. We have developed considerable expertise in the management of facility security, administration, rehabilitation, education, health and food services. Our quality is recognized through many accreditations including that of the American Correctional Association, which has certified facilities representing approximately 64.2% of our U.S. corrections revenue as of year-end 2008.

Maintain Disciplined Operating Approach

We manage our business on a contract by contract basis in order to maximize our operating margins. We typically refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. In addition, we generally have not in the past engaged in extensive facility development without having a corresponding management contract award in place, although we have increasingly begun to do so more recently in select situations to pursue what we believe are attractive business development opportunities. We have also elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

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

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. On January 28, 2009 we announced that one wholly-owned U.K. subsidiary, GEO UK Ltd., signed a contract with the United Kingdom Border Agency for the management and operation of the Harmondsworth Immigration Removal Centre in London, England. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive.

Selectively Pursue Acquisition Opportunities

We consider acquisitions that are strategic in nature and enhance our geographic platform on an ongoing basis. In November 2005, we acquired Correctional Services Corporation, or CSC, bringing over 8,000 additional adult correctional and detention beds under our management. In January 2007, we acquired CentraCore Properties Trust, or CPT, bringing the 7,743 beds we had been leasing from CPT, as well as an additional 1,126 beds leased to third parties, under our ownership. We plan to continue to review acquisition opportunities that may become available in the future, both in the privatized corrections, detention, mental health and residential treatment services sectors, and in complementary government-outsourced services areas.

Facilities

The following table summarizes certain information as of December 28, 2008 with respect to facilities that GEO (or a subsidiary or joint venture of GEO) operated under a management contract, had an award to manage or was in the process of expanding:

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Managed Only
& Location(1),(7)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Leased/ Owned

Domestic Contracts:

Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	October 2008	6 months	One, Two-year	Manage only

Arizona State Prison Florence West Florence, AZ	750	ADC	State DUI/RTC Correctional Facility	Minimum	October 2002	10 years	Two, Five-year	Lease

Central Arizona Correctional Facility Florence, AZ	1,200	ADC	State Sex Offender Correctional Facility	Minimum/ Medium	December 2006	10 years	Two, Five-year	Lease

Arizona State Prison Phoenix West Phoenix, AZ	450	ADC	State DWI Correctional Facility	Minimum	July 2002	10 years	Two, Five-year	Lease

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Managed Only
& Location(1),(7)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Leased/ Owned

Aurora ICE Processing Center Aurora, CO	400 +1,100 expansion	ICE	Federal Detention Facility	Minimum/ Medium	October 2006	8 months	Four, One-year	Own

Bridgeport Correctional Center Bridgeport, TX	520	TDCJ	State Correctional Facility	Minimum	September 2005	3 years	Two, One-year	Manage Only

Bronx Community Re-entry Center Bronx, NY	110	BOP	Federal Halfway House	Minimum	October 2007	2 years	Three, One-year	Lease

Brooklyn Community Corrections Center Brooklyn, NY	177	BOP	Federal Halfway House	Minimum	February 2005	2 years	Three, One-year	Lease

Broward Transition Center Deerfield Beach, FL(6)	600 + 100 expansion	ICE	Federal Detention Facility	Minimum	October 2003	1 year	Four, One-year	Own

Central Texas Detention Facility San Antonio, TX(2)	688	Bexar County/ICE & USMS	Local & Federal Detention Facility	Minimum/ Medium	January 2009	6 months	N/A	Lease

Central Valley MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five year	Own

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum	January 2009	3 years	Two, Two-year	Manage Only

Desert View MCCF Adelanto, CA	643	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

East Mississippi Correctional Facility Meridian, MS	1,500	MDOC/IGA	State Mental Health Correctional Facility	All Levels	August 2006	2 years	Three, One-year	Manage only

Fort Worth Community Corrections Facility Fort Worth, TX	225	TDCJ	State Halfway House	Minimum	September 2003	2 years	Two, Two-year	Leased

Frio County Detention Center Pearsall, TX(2)	391	Frio County/Other Counties	Local Detention Facility	All Levels	November 1997	12 years	One, Five-year	Leased

Golden State MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

Graceville Correctional Facility Graceville, FL	1,500 + 384 expansion	DMS	State Correctional Facility	Medium/Close	September 2007	3 years	Two-year	Manage Only

Guadalupe County Correctional Facility Santa Rosa, NM(2)	600	Guadalupe County/NMCD	Local/State Correctional Facility	Medium	January 1999	3 years	One, Two-year and Five, one-year	Own

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Managed Only
& Location(1),(7)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Leased/ Owned

Jefferson County Downtown Jail Beaumont, TX(2)	500	Jefferson County/TDCJ/ICE/ USMS	Local/State Federal Detention Facility	All Levels	May 1998	Month to month/	Continuous until terminated	Manage Only

Karnes Correctional Center Karnes City, TX(2)	679	Karnes County/ICE & USMS	Local & Federal Detention Facility	All Levels	May 1998	30 years	N/A	Own

LaSalle Detention Facility Jena, LA(2)	1,160	LEDD/ICE	Federal Detention Facility	Minimum/ Medium	July 2007	Continuous until terminated	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 years	Ten, One-year	Manage Only

Lawton Correctional Facility Lawton, OK	2,518	ODOC	State Correctional Facility	Medium	July 2008	1 year	Four, One-year	Own

Lea County Correctional Facility Hobbs, NM(2),(3)	1,200	Lea County/NMCD	Local/State Correctional Facility	All Levels	September 1998	5 years	Six, One-year	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2009	3 years	Two, One-year	Manage Only

Marshall County Correctional Facility Holly Springs, MS	1,000	MDOC	State Correctional Facility	Medium	September 2006	2 years	Two, One-year	Manage Only

Maverick County Detention Facility Maverick, TX(2)	688	USMS/ BOP Maverick County	Local Detention Facility	Medium	December 2008	3 Years	Unlimited, Two-year	Manage Only

McFarland CCF McFarland, CA	224	CDCR	State Correctional Facility	Minimum	January 2006	4.5 years	Two, Five-year	Own

Migrant Operations Center Guantanamo Bay NAS, Cuba	130	ICE	Federal Migrant Center	Minimum	November 2006	11 Months	Four, One-year	Manage Only

Moore Haven Correctional Facility Moore Haven, FL	985	DMS	State Correctional Facility	Medium	July 2007	3 years	Unlimited, Two-year	Manage Only

Joe Corley Detention Facility Conroe, TX(2)	1,100	USMS/ ICE/ BOP Montgomery County	Local Correctional Facility	Medium	August 2008	2 years	Unlimited 2 year options	Manage Only

New Castle Correctional Facility New Castle, IN	2,524	IDOC	State Correctional Facility	All	January 2006	4 years	Three, Two-year	Manage Only

Newton County Correctional Center Newton, TX(2)	872	Newton County/TDCJ	Local/State Correctional Facility	All Levels	February 2002	5 years	Two, Five-year	Manage Only

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Managed Only
& Location(1),(7)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Leased/ Owned

Northeast New Mexico Detention Facility Clayton, NM(2)	625	Clayton/ NMCD	Local/State Correctional Facility	Medium	August 2008	5 years	Five, One-year	Manage Only

North Texas ISF Fort Worth, TX	424	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Four, One-year	Lease

Northwest Detention Center Tacoma, WA	1,030 + 545 expansion	ICE	Federal Detention Facility	All Levels	April 2004	1 year	Four, One-year	Own

Queens Detention Facility Jamaica, NY	222	OFDT/USMS	Federal Detention Facility	Minimum/ Medium	January 2008	2 year	Four, two-year	Own(7)

Reeves County Detention Complex R1/R2 Pecos, TX(2)	2,407	Reeves County/BOP	Federal Correctional Facility	Low	Feb 2007	10 years	Unlimited ten year	Manage Only

Reeves County Detention Complex R3 Pecos, TX(2)	1,356	Reeves County/BOP	Federal Correctional Facility	Low	January 2007	10 years	Unlimited ten year	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	OFDT/USMS	Federal Correctional Facility	Medium	October 2008	5 years	Three, Five-year	Own

Rivers Correctional Institution Winton, NC	1,200	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	768	Clayton County/ OFDT/ USMS	Federal Detention Facility	Medium	February 2008	5 years	Three, Five year	Lease & Manage

South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional Facility	Medium/close	July 2006	3 years	Unlimited, Two-year	Manage Only

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention Facility	All	June 2005	1 year	Four, One-year	Own

South Texas ISF Houston, TX	450	TDCJ	State Intermediate Sanction Facility	Medium	March 2004	3 years	Two, One-year	Lease

Val Verde Correctional Facility Del Rio, TX(2)	1,451	Val Verde County/USMS	Local & Federal Detention Facility	All Levels	January 2001	20 years	Unlimited, Five-year	Own

Western Region Detention Facility at San Diego San Diego, CA	700	OFDT/USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease

					Commencement
Facility Name	Design		Facility	Security	of Current		Renewal	Managed Only
& Location(1),(7)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Leased/ Owned

International Contracts:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	Reception & Remand Centre	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	September 2005	3 years	Four, Three-year	Lease

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	April 2001	5 years	One Three-year	Manage Only

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Manage Only

Melbourne Custody Centre Melbourne, Australia	67	VIC CC	State Jail	All Levels	March 2005	3 years	Two, One-year	Manage Only

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	December 2003	3 years	Three, Six-month One single-year	Manage Only

Campsfield House Immigration Removal Centre Kidlington, England	215	UK Home Office of Immigration	Detention Centre	Minimum	May 2006	3 years	One, Two-year	Manage Only

GEO Care: Florida Civil Commitment Center Arcadia, FL(8)	680 + 40 expansion	DCF	State Civil Commitment	All Levels	July 2006	31 Months	Two, One-year	Manage Only

Palm Beach County Jail Palm Beach, FL	N/A	PBC as Subcontractor to Armor Healthcare	Mental Health Services to County Jail	All Levels	May 2006	5 years	N/A	Manage Only

South Florida State Hospital Pembroke Pines, FL	335	DCF	State Psychiatric Hospital	Mental Health	July 2008	5 years	Three, Five-year	Manage Only

South Florida Evaluation and Treatment Center Miami, FL	238	DCF	State Forensic Hospital	Mental Health	July 2005	5 years	Three, Five-year	Manage Only

Treasure Coast Forensic Treatment Center Stuart, FL	223	DCF	State Forensic Hospital	Mental Health	April 2007	5 years	One, Five-year	Manage Only

Customer Legend:

Abbreviation	Customer

LA DPS&C	Louisiana Department of Public Safety & Corrections
ADC	Arizona Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
TDCJ	Texas Department of Criminal Justice
CDCR	California Department of Corrections & Rehabilitation
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
DMS	Florida Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
IDOC	Indiana Department of Correction
QLD DCS	Department of Corrective Services of the State of Queensland
OFDT	Office of Federal Detention Trustee
VIC MOC	Minister of Corrections of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families

(1)	GEO also owns a facility in Baldwin, Michigan, North Lake Correctional Facility, that was not in use during fiscal year 2008. This 500-bed facility is undergoing a 1,225-bed expansion.

(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.

(3)	The full term of this contract expired in December 2008 and was extended until December 12, 2009.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to eight (8) government-operated prisons under this contract.

(6)	This contract was extended through March 31, 2009. Currently this contract is up for re-bid.

(7)	On January 28, 2009, we signed a contract to manage and operate the Harmondsworth Immigration Removal Centre located in London, England, which has a capacity of 260 beds.

(8)	The new contract for the adjacent facility begins April 2009 and has a term of five years.

Government Contracts — Terminations, Renewals and Competitive Re-bids

Generally, we may lose our facility management contracts due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. See “Risk Factors — “We are subject to the loss of our facility management contracts due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers”.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 28, 2008, 16 of our facility management contracts representing 13,761 beds are scheduled to expire on or before December 31, 2009, unless renewed by the customer at its sole option. These contracts represented 23.9% of our consolidated revenues for the fiscal year ended December 28, 2008. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

We define competitive re-bids as contracts currently under our management which we believe, based on our experience with the customer and the facility involved, will be re-bid to us and other potential service providers in a competitive procurement process upon the expiration or termination of our contract, assuming all renewal options are exercised. Our determination of which contracts we believe will be competitively re-bid may in some cases be subjective and judgmental, based largely on our knowledge of the dynamics involving a particular contract, the customer and the facility involved. Competitive re-bids may result from the expiration of the term of a contract, including the initial fixed term plus any renewal periods, or the early termination of a contract by a customer. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to encourage competitive pricing and other terms for the government customer. Potential bidders in competitive re-bid situations include us, other private operators and other government entities. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future competitive re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

As of December 28, 2008, three of our facility management contracts representing 7.2% and approximately $75.1 million of our fiscal year 2008 consolidated revenues are subject to competitive re-bid in 2009. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid

2009	3	3,492
2010	6	5,537
2011	5	3,089
2012	2	1,000
2013	—	—
Thereafter	20	20,258

	36	33,376

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention and mental health and residential treatment facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. corrections and International services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Cornell Companies, Inc.; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Group 4 Securicor; Kaylx; and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the mental health and residential treatment services industry. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 28, 2008, we had 12,378 full-time employees. Of our full-time employees, 286 were employed at our headquarters and regional offices and 12,092 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 676 and 1,333 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

Under the laws applicable to most of our operations, and internal company policies, our correctional officers are required to complete a minimum amount of training. We generally require at least 40 hours of pre-service training before an employee is allowed to assume their duties plus an additional 120 hours of training during their first year of employment in our domestic facilities, consistent with ACA standards and/or applicable state laws. In addition to the usual 160 hours of training in the first year, most states require 40 or 80 hours of on-the-job training. Florida law requires that correctional officers receive 520 hours of training. We believe that our training programs meet or exceed all applicable requirements.

Our training program for domestic facilities typically begins with approximately 40 hours of instruction regarding our policies, operational procedures and management philosophy. Training continues with an additional 120 hours of instruction covering legal issues, rights of inmates, techniques of communication and supervision, interpersonal skills and job training relating to the particular position to be held. Each of our employees who has contact with inmates receives a minimum of 40 hours of additional training each year, and each manager receives at least 24 hours of training each year.

At least 160 hours of training are required for our employees in Australia and South Africa before such employees are allowed to work in positions that will bring them into contact with inmates. Our employees in Australia and South Africa receive a minimum of 40 hours of refresher training each year. In the United Kingdom, our corrections employees also receive a minimum of 240 hours prior to coming in contact with inmates and receive additional training of approximately 25 hours annually.

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

In addition, certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring some of our facilities to full replacement value.

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

International Operations

Our international operations for fiscal years 2008 and 2007 consisted of the operations of our wholly-owned Australian subsidiaries, and of our consolidated joint venture in South Africa (South African Custodial Management Pty. Limited, or SACM). Through our wholly-owned subsidiary, GEO Group Australia Pty. Limited, we currently manage five facilities in Australia. We operate one facility in South Africa through SACM. During Fourth Quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. On March 6, 2006, we were awarded a contract to manage the operations of the 198-bed Campsfield House in Kidlington, United Kingdom and on December 22, 2008, we announced our award by the United Kingdom Border Agency for the management of Harmondsworth Immigration Removal Centre in London, England. Also in October 2006, we acquired United Kingdom based Recruitment Solutions International (“RSI”). The operations of RSI were terminated in fiscal Fourth Quarter 2008. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 15 Business Segment and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customers made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2008	2007	2006

Various agencies of the U.S. Federal Government	28%	27%	31%
Various agencies of the State of Florida	17%	16%	13%

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

The following are certain risks to which our business operations are subject. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to Our High Level of Indebtedness

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures, which may require us to access additional borrowings under the accordion feature of our Senior Credit Facility or refinance our senior secured debt entirely. Such financing may not be available to us on satisfactory terms, or at all.

We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of December 28, 2008, we were in the process of constructing or expanding seven facilities representing 4,266 total beds. We are providing the financing for five of the seven facilities, representing 3,162 beds. These facilities are the North Lake Correctional Facility, the Northwest Detention Center, the Aurora ICE Processing Center, the Broward Transition Center, and the Robert A. Deyton Detention Facility, all of which were in the process of being expanded at fiscal year end 2008. Total capital expenditures related to these five projects and the other miscellaneous approved projects is expected to be $202.0 million, of which $36.8 million was spent in the fiscal year 2008. We expect to incur at least another approximately $155 million in capital expenditures relating to these owned projects through the fiscal year 2009 and the remaining $10 million in the fiscal first quarter of 2010. We expect to fund our capital expenditures from operating cash flows and additional borrowings under the $240.0 million revolving credit facility portion of our Senior Credit Facility. As of January 30, 2009, we had $46.3 million outstanding in letters of credit and $84.0 million in borrowings under the revolving credit facility. Consequently, we had the ability to borrow an additional $109.7 million under our Senior Credit Facility. In addition, we have an ability to borrow $150.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund all of our committed capital expenditure projects, we will need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all.

Our significant level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of December 28, 2008 was $378.4 million, excluding the current portion of $17.9 million and excluding non-recourse debt of $100.6 million and capital lease liability balances of $15.1 million. In addition, as of December 28, 2008, we had $44.7 million outstanding in letters of credit under the revolving loan portion of our senior secured credit facility. As a result, as of that date, we would have had the ability to borrow an additional approximately $121.3 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

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

The terms of the indenture governing the Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 28, 2008, we would have had the ability to borrow an additional $121.3 million under the revolving loan portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility and the indenture governing the Notes. We have an ability to borrow an additional $150.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility and/or the Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. Additionally, on March 13, 2007, we filed a universal shelf registration statement with the SEC, which became effective immediately upon filing. The universal shelf registration statement provides for the offer and sale by us, from time to time, on a delayed basis of an indeterminate aggregate amount of certain of our securities, including debt securities. Such debt securities could have rights superior to those of our existing indebtedness.

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

The indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and or distributions on our capital stock, repurchase, redeem or retire our capital stock, prepay subordinated indebtedness, make investments;

•	issue preferred stock of subsidiaries;

•	make certain types of investments;

•	guarantee other indebtedness;

•	create liens on our assets;

•	transfer and sell assets;

•	make capital expenditures above certain limits;

•	create or permit restrictions on the ability of our restricted subsidiaries to make dividends or make other distributions to us;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	merge or consolidate with another company or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining maximum senior secured leverage ratio and total leverage ratios, a minimum interest coverage ratio and a limit on the amount of our annual capital expenditures. Some of these financial ratios become more restrictive over the life of the Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Our failure to comply with any of the covenants under our Senior Credit Facility and the indenture governing the Notes could cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to our Senior Credit Facility. Based on estimated borrowings of $232.6 million outstanding under the Senior Credit Facility as of December 28, 2008, a one percent increase in the interest rate applicable to the Senior Credit Facility, would increase our annual interest expense by $2.3 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the fiscal year ended December 28, 2008, our subsidiaries accounted for 23.6% of our consolidated revenue, and, as of December 28, 2008, our subsidiaries accounted for 7.6% of our total segment assets.

Risks Related to Our Business and Industry

We are currently using significant capital to build or expand several facilities that we do not have corresponding management contracts with clients to operate. We cannot assure you that such contracts will be obtained.

We are currently in the process of building or expanding four facilities that we do not have corresponding management contracts with clients to operate these additional beds. These projects will, upon completion, represent an aggregate of 2,970 potential new beds. We estimate that the total costs for the completion of these projects will be $174.6 million, of which $28.6 million was completed during fiscal year 2008 and $146.0 million is expected to be completed through fiscal year 2010. We intend to finance these projects using our own funds, including cash on hand, cash flow from operations and borrowings under our Senior Credit Facility. We believe that these facilities, as built or expanded, will be more attractive to clients seeking economies of scale and therefore better position us to help meet the increased demand for correctional and detention beds by federal and state agencies around the country. However, we do not yet have management contracts with clients for the operation of these projects and we cannot assure you that such contracts will be obtained. Any failure to secure management contracts for these projects could have a material adverse impact on our financial condition, results of operations and/or cash flows.

We are currently self-financing a number of large capital projects simultaneously, which exposes us to several material risks.

We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of December 28, 2008, we were in the process of constructing or expanding seven facilities representing 4,266 total beds. We are providing the financing for five of the seven facilities, representing 3,162 beds. Total capital expenditures related to these projects, and other miscellaneous projects, is expected to be approximately $202.0 million, of which $36.8 million was spent in fiscal year end 2008. We expect to incur the remaining $165.2 million in capital expenditures relating to these projects through fiscal First Quarter 2010. Additionally, financing for the remaining two facilities representing 1,104 beds is being provided for by third party sources for state or county ownership. We are managing the construction of these two projects with total costs of $85.1 million, of which $76.8 million has been completed through year end 2008 and $8.3 million remains to be completed through 2009. The concurrent development of these various large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to lose a facility management contract with our customer relating to any such project, or to absorb any losses associated with any delays. Also, with respect to the four owned facilities under development or expansion, we do not have a contracted user/agency with respect to these 2,970 beds. While we are working diligently with a number of different customers for the use of these remaining beds and believe that the overall demand for bed space in our industry remains strong, we cannot in fact assure you that contracts for the beds will be secured on a timely basis, or at all. Additionally, we have used our cash from operations to fund owned projects and may in the future finance owned projects with borrowings under our Senior Credit Facility. The large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to refinance our existing indebtedness or incur more indebtedness on terms less favorable than those we currently have in place.

The prevailing negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have recently been experiencing significant volatility and disruption. In recent months, the volatility and disruption have reached extreme levels. The recent downturn in the equity and debt markets, the tightening of the credit markets, the general economic slowdown and other macroeconomic conditions, such as the current global recession could prevent us from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need but cannot obtain adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 28, 2008, 16 of our facility management contracts representing 13,761 beds are scheduled to expire on or before December 31, 2009, unless renewed by the customer at its sole option. These contracts represented 23.9% of our consolidated revenues for the fiscal year ended December 28, 2008. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

We define competitive re-bids as contracts currently under our management which we believe, based on our experience with the customer and the facility involved, will be re-bid to us and other potential service providers in a competitive procurement process upon the expiration or termination of our contract, assuming all renewal options are exercised. Our determination of which contracts we believe will be competitively re-bid may in some cases be subjective and judgmental, based largely on our knowledge of the dynamics involving a particular contract, the customer and the facility involved. Competitive re-bids may result from the expiration of the term of a contract, including the initial fixed term plus any renewal periods, or the early termination of a contract by a customer. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government customer. Potential bidders in competitive re-bid situations include us, other private operators and other government entities. As of December 28, 2008, three of our facility management contracts representing 7.2% and $75.1 million of our fiscal year 2008 consolidated revenues are subject to competitive re-bid in 2009. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We may not be able to meet state requirements for capital investment or locate land for the development of new facilities, which could adversely affect our results of operations and future growth.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our 45 governmental clients, four customers accounted for over 50% of our consolidated revenues for the fiscal year ended December 28, 2008. In addition, the three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, U.S. Immigration and Customs Enforcement, which we refer to as ICE, and the U.S. Marshals Service, accounted for 27.7% of our total consolidated revenues for the fiscal year ended December 28, 2008, with the Bureau of Prisons accounting for 5.3% of our total consolidated revenues for such period, ICE accounting for 10.8% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 11.6% of our total consolidated revenues for such period. Also, government agencies from the State of Florida accounted for 17.4% of our total consolidated revenues for the fiscal year ended December 28, 2008. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Recently, in the State of California, a three Federal judge panel issued a tentative ruling recommending the early release of inmates over a two to three year period to relieve overcrowding conditions. California has indicated strong opposition to the ruling and has stated it will appeal this ruling to the United States Supreme Court. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

According to the Center on Budget and Policy Priorities, at least 46 states are facing budget shortfalls of $99.0 billion and $96.0 billion for the fiscal years 2009 and 2010, respectively. At December 28, 2008, we had ten state correctional clients: Florida, Mississippi, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. The Center on Budget and Policy Priorities reports that the combined mid-year 2009 budget shortfalls for these ten state clients totaled $21.8 billion and will total $42.4 billion in fiscal year 2010. In 2008, we generated 38% of our consolidated revenues from these ten state correctional clients. Also, the State of California is expected to face a budget shortfall of approximately $25.9 billion in 2010, or 25.6% of the State’s general revenue fund, and the State recently announced that it may have to begin issuing payment deferrals or promissory notes to pay its vendors, creditors, and employees. We generated approximately 4% of our consolidated revenues in 2008 from the State of California. If state budgetary constraints persist or intensify, our ten state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints at states that are not our current customers could prevent those states from outsourcing correctional, detention or mental health service opportunities that we otherwise could have pursued.

Competition for inmates may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under many of our contracts, the loss of such inmates and resulting decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2009. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts. Recently, the State of California has notified vendors providing services to the state that it will temporarily issue IOU’s. We have not received notice that our services will be subject to such IOU’s and our outstanding receivables related to California are consistent with normal payment practices for the State.

Public resistance to privatization of correctional and detention facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional and detention facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for correctional and detention facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of correctional and detention facilities has encountered resistance from groups, such as labor unions, that believe that correctional and detention facilities should only be operated by governmental agencies. Changes in dominant political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional and detention facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

Our GEO Care business, which has become a material part of our consolidated revenues, poses unique risks not associated with our other businesses.

Our wholly-owned subsidiary, GEO Care, Inc., operates our mental health and residential treatment services division. This business primarily involves the delivery of quality care, innovative programming and active patient treatment at privatized state mental health facilities, jails, sexually violent offender facilities and long-term care facilities. GEO Care’s business has increased substantially over the last few years, both in general and as a percentage of our overall business. For the fiscal year ended December 28, 2008, GEO Care generated approximately $117.4 million in revenues, representing 11.3% of our consolidated revenues from continuing operations. GEO Care’s business poses several material risks unique to the operation of privatized mental health facilities and the delivery of mental health and residential treatment services that do not exist in our core business of correctional and detention facilities management, including, but not limited to, the following:

•	the concept of the privatization of the mental health and residential treatment services provided by GEO Care has not yet achieved general acceptance by either government agencies or the public, which could materially limit GEO Care’s growth prospects;

•	GEO Care’s business is highly dependent on the continuous recruitment, hiring and retention of a substantial pool of qualified physicians, nurses and other medically trained personnel which may not be available in the quantities or locations sought, or on the employment terms offered;

•	GEO Care’s business model often involves taking over outdated or obsolete facilities and operating them while it supervises the construction and development of new, more updated facilities; during this transition period, GEO Care may be particularly vulnerable to operational difficulties primarily relating to or resulting from the deteriorating nature of the older existing facilities; and

•	the facilities operated by GEO Care are substantially dependent on government funding, including in some cases the receipt of Medicare and Medicaid funding; the loss of such government funding for any reason with respect to any facilities operated by GEO Care could have a material adverse impact on our business.

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

For the fiscal year ended December 28, 2008, our international operations accounted for approximately 12.0% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the U.S. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.

We conduct our operations in South Africa through our consolidated joint venture, South African Custodial Management Services Pty. Limited (“SACM”) and through our 50% owned joint venture South African Custodial Services Pty. Limited (“SACS”). We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Wayne H. Calabrese, our Vice Chairman and President, and John G. O’Rourke, our Chief Financial Officer. On February 12, 2009, we announced that Mr. O’Rourke will retire as Chief Financial Officer effective August 2, 2009. We have appointed Brian R. Evans to replace Mr. O’Rourke as Chief Financial Officer beginning August 2, 2009. The unexpected loss of Dr. Zoley, Mr. Calabrese or Mr. Evans could materially adversely affect our business, financial condition or results of operations.

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

We are a Florida corporation and the anti-takeover provisions of Florida law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our shareholders. In addition, provisions of our articles of incorporation may make an acquisition of us more difficult. Our articles of incorporation authorize the issuance by our Board of Directors of “blank check” preferred stock without shareholder approval. Such shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our common stock, making a takeover of us more difficult and expensive. We also have adopted a shareholder rights plan, commonly known as a “poison pill,” which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company and, accordingly, could discourage potential acquirers. In addition to discouraging takeovers, the anti-takeover provisions of Florida law and our articles of incorporation, as well as our shareholder rights plan, may have the impact of reducing the market value of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and the trading price of our common stock.

If we fail to maintain the adequacy of our internal controls, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as such standards are modified, supplemented or amended from time to time, our exposure to fraud and errors in accounting and financial reporting could materially increase. Also, inadequate internal controls would likely prevent us from concluding on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Such failure to achieve and maintain effective internal controls could adversely impact our business and the price of our common stock.

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

Our corporate offices are located in Boca Raton, Florida, under a 10 1/2 -year lease which was renewed in October 2007. The current lease has two 5-year renewal options and expires in March 2018. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and UK operations, respectively.

See “Facilities” listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not recorded any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692 — CV) which took the matter under advisement pending the issuance of its ruling. Currently, the appeal is still under review by the Thirteenth Court of Appeals and no ruling has yet been made.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when we were served with notice of a complaint filed against us by the Commonwealth of Australia seeking damages of up to approximately AUD 18.0 million or $12.3 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.

On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. In September 2008, we filed a motion for judgment on pleadings which may be dispositive of this matter as a result of a recent but significant development in the law regarding similar strip search practices. The District Court has, in the interim, stayed further discovery. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has recently commenced in connection with this matter.

On October 23, 2008, a wage and hour claim seeking potential class action certification was served against us. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that we violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. We are in the preliminary stages of evaluating this claim but have preliminarily denied the plaintiffs’ assertions. Nevertheless, we cannot assure you that, if resolved unfavorably, this matter would not have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 28, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2008 and 2007 and reflects the effect of the June 1, 2007 stock split. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 13, 2009 is 119, which includes shares held in street name.

	2008		2007
Quarter	High	Low	High	Low

First	$28.71	$22.01	$25.00	$18.73
Second	29.48	22.10	29.29	23.08
Third	26.96	18.00	32.21	26.55
Fourth	21.62	12.65	31.63	23.10

We did not pay any cash dividends on our common stock for fiscal years 2008 and 2007. We intend to retain our earnings to finance the growth and development of our business and do not anticipate paying cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. In addition to these factors, the indenture governing our $150.0 million 8 1/4% senior notes due in 2013, and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis, Cash Flow and Liquidity” and “Item 8. Financial Statements — Note 11-Debt” for further description of these restrictions.

We did not buy back any of our common stock during 2008 or 2007. On May 1, 2007, our Board of Directors declared a two-for-one stock split of our common stock. The stock split took effect on June 1, 2007 with respect to stockholders of record on May 15, 2007. Following the stock split, our shares outstanding increased from 25.4 million to 50.8 million. All per share amounts have been retro-actively restated to reflect the 2-for-1 stock split.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 28, 2008, including our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, our 2006 Stock Incentive Plan and our 1995 Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	2,808,074	$8.03	58,157
Equity compensation plans not approved by security holders	—	—	—

Total	2,808,074	$8.03	58,157

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

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Wilshire 500 Equity, and
S&P 500 Commercial Services and Supplies Indexes
(Performance through December 28, 2008)

			S&P 500
			Commercial
	The GEO	Wilshire 5000	Services and
Date	Group, Inc.	Equity	Supplies
December 31, 2003	$100.00	$100.00	$100.00
December 31, 2004	$116.58	$112.49	$108.30
December 31, 2005	$100.57	$119.66	$109.35
December 31, 2006	$246.84	$138.53	$126.30
December 31, 2007	$368.42	$146.31	$122.02
December 31, 2008	$237.24	$91.84	$95.15

Assumes $100 invested on December 31, 2003 in The GEO Group, Inc. common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2008		2007		2006		2005		2004

Results of Continuing Operations:
Revenues	$1,043,006	100.0%	$976,299	100.0%	$818,439	100.0%	$580,440	100.0%	$565,508	100.0%
Operating income from continuing operations	114,396	11.0%	90,727	9.3%	60,603	7.4%	6,787	1.2%	37,896	6.7%
Income from continuing operations	$61,453	5.9%	$38,089	3.9%	$28,000	3.4%	$5,183	0.9%	$16,501	2.9%

Income from continuing operations per common share:
Basic:	$1.22		$0.80		$0.81		$0.18		$0.59

Diluted:	$1.19		$0.77		$0.78		$0.17		$0.56

Weighted Average Shares Outstanding:
Basic	50,539		47,727		34,442		28,740		28,152
Diluted	51,830		49,192		35,744		30,030		29,214
Financial Condition(2):
Current assets	$281,920		$264,518		$322,754		$229,292		$222,766
Current liabilities	185,926		186,432		173,703		136,519		117,478
Total assets	1,288,621		1,192,634		743,453		639,511		480,326
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	382,126		309,273		154,259		220,004		198,204
Shareholders’ equity	$578,496		$527,705		$248,610		$108,594		$99,739
Operational Data:
Contracts/awards	76		73		69		56		46
Facilities in operation	59		56		59		54		40
Design capacity of contracts	61,608		55,542		52,035		46,177		32,930
Compensated mandays(3)	17,293,193		16,370,641		14,941,178		11,916,381		11,938,237

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 2, 2005 contained 53 weeks. Discontinued Operations have been included with Selected Financial Data. Information related to Discontinued Operations is listed in “Item 8. Financial Statements — Note 3 Discontinued Operations.”

(2)	Current assets and current liabilities include activities of discontinued operations

(3)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the design capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design facilities, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.

As of the fiscal year ended December 28, 2008, we managed 59 facilities totaling approximately 53,400 beds worldwide and had an additional 3,586 beds under development at seven facilities, including the expansion and renovation of one facility which we own and the expansions of six facilities we currently operate. For the fiscal year ended December 28, 2008, we had consolidated revenues of $1.04 billion and we maintained an average companywide facility occupancy rate of 96.6%.

Fiscal year 2008

Facility Activations

The following table shows new projects that were activated during the fiscal year 2008:

Facility	Location	Activation	Beds	Start date

Robert A. Deyton Detention Facility	Lovejoy, GA	New contract	576	First Quarter 2008
Central Arizona Correctional Facility	Florence, AZ	200-bed Expansion	1,200	First Quarter 2008
LaSalle Detention Facility	Jena, LA	744-bed Expansion	1,160	Second Quarter 2008
Joe Corley Detention Facility	Conroe, TX	New contract	1,100	Third Quarter 2008
Northeast New Mexico Detention Facility	Clayton, NM	New contract	625	Third Quarter 2008
Rio Grande Detention Center	Laredo, TX	New contract	1,500	Fourth Quarter 2008
Maverick County Detention Facility	Maverick, TX	New contract	688	Fourth Quarter 2008
East Mississippi Correctional Facility	Meridian, MS	500-bed Expansion	1,500	Fourth Quarter 2008

Fiscal year 2007 Developments

Acquisition of CentraCore Properties Trust

On January 24, 2007, we completed the acquisition of CentraCore Properties Trust (“CPT”). We paid an aggregate purchase price of approximately $421.6 million for the acquisition of CPT, inclusive of the payment of approximately $368.3 million in exchange for the common stock and the options, the repayment of approximately $40.0 million in CPT debt and the payment of approximately $13.3 million in transaction related fees and expenses. We financed the acquisition through the use of $365.0 million in new borrowings under a new Term Loan B and approximately $65.7 million in cash on hand. We deferred debt issuance costs of $9.1 million related to the new $365.0 million term loan. These costs are being amortized over the life of the term loan. As a result of the acquisition we no longer have ongoing lease expense related to the properties we previously leased from CPT. However, we have had an increase in depreciation expense reflecting our ownership of the properties and also have higher interest expense as a result of borrowings used to fund the acquisition.

Public Offering

On March 23, 2007, we sold in a follow-on public equity offering 5,462,500 shares of our common stock at a price of $43.99 per share, (10,925,000 shares of our common stock at a price of $22.00 per share reflecting the two-for-one stock split). All shares were issued from treasury. The aggregate net proceeds to us from the offering (after deducting underwriter’s discounts and expenses of $12.8 million) were $227.5 million. On March 26, 2007, we utilized $200.0 million of the net proceeds from the offering to repay outstanding debt under the Term Loan B portion of the Senior Credit Facility. We used a portion of the proceeds from the offering for general corporate purposes, which included working capital, capital expenditures and other assets.

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

We currently maintain a general liability policy and excess liability coverage policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate, including a specific loss limit for medical professional liability of $35.0 million. Our wholly owned subsidiary, GEO Care, Inc., is separately insured for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, medical malpractice, environmental liability and automobile liability. For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to its operations in South Africa, United Kingdom and Australia. There can be no assurance that the our insurance coverage will be adequate to cover all claims to which we may be exposed.

In addition, certain of our facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring some of our facilities to full replacement value.

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

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The recognized tax benefit could change in the future as statute of limitations expire, tax authorities ultimately settle on an item, or if new items are identified.

Property and Equipment

As of December 28, 2008, we had $878.6 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. In 2008, we announced the termination of our contracts with Delaware County, Pennsylvania for the management of the county-owned George W. Hill Correctional Facility and the State of Idaho for the housing of inmates at the Bill Clayton Correctional Center. We also announced the closure of our transportation division in the United Kingdom, Recruitment Services International as well as the termination of our contract to manage the Tri-County Justice and Detention Center. There were no significant impairments of long-lived assets accounted for under FAS 144 relative to these contract terminations. Management has reviewed its long-lived assets and determined that there are no events requiring impairment loss recognition for the period ended December 28, 2008.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of FAS 123R, “Shared-Based Payment”. Under the fair value recognition provisions of FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

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

For the purposes of the discussion below, “2008” means the 52 week fiscal year ended December 28, 2008, “2007” means the 52 week fiscal year ended December 30, 2007, and “2006” means the 52 week fiscal year ended December 31, 2006. Our fiscal quarters in the 52-week fiscal years discussed below are referred to as “First Quarter,” “Second Quarter,” “Third Quarter” and “Fourth Quarter.”

2008 versus 2007

Revenues

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$711,038	68.2%	$629,339	64.5%	$81,699	13.0%
International services	128,672	12.3%	127,991	13.1%	681	0.5%
GEO Care	117,399	11.3%	110,165	11.3%	7,234	6.6%
Facility construction and design	85,897	8.2%	108,804	11.1%	(22,907)	(21.1)%

Total	$1,043,006	100.0%	$976,299	100.0%	$66,707	6.8%

U.S. corrections

The increase in revenues for U.S. corrections in 2008 compared to 2007 is primarily attributable to new facility openings, capacity increases at existing facilities and full year operations relative to recent openings and expansions from 2007. The most significant increases to revenue were as follows: (i) revenues increased $56.2 million in total due to the opening or expansion of seven facilities in 2008 which include activations at the Robert A. Deyton Detention Facility, Rio Grande Detention Facility, Joe Corley Detention Facility and the Northeast New Mexico Detention Facility and expansions of the LaSalle Detention Facility, Central Arizona Correctional Facility and at the East Mississippi Correctional Facility; (ii) revenues increased $28.8 million in 2008 due to increases at our California facilities, South Texas Detention Center, New Castle Correctional Facility and at the Northwest Detention Facility related to contract modifications and enhanced services; (iii) revenues increased by $21.6 million due to the full year operation of 2007 activations and expansions that occurred at the Graceville Correctional Facility, Val Verde Correctional Facility and the Moore Haven Correctional Facility. These and other increases were offset by decreases in revenues of $34.8 million due to the termination of our management contracts at Taft Correctional Institution, Coke County Juvenile Justice Center and Dickens County Correctional Center.

The number of compensated mandays in U.S. corrections facilities increased by approximately 807,000 to 14.7 million mandays in 2008 from 13.8 million mandays in 2007 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.0% of capacity in 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, the Dickens County Correctional Center, and the Taft Correctional Institution. The average occupancy in our U.S. correction and detention facilities was 96.3% in 2007, excluding our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Center, Robert A. Deyton Detention Facility and the Maverick County Detention Facility.

International services

Revenues for our International services segment during fiscal year 2008 increased by $4.8 million over fiscal year 2007 due to increases in contractual rates at some of our facilities in Australia and also in South Africa. We also experienced a favorable increase in revenues of $1.9 million over the prior year due to the overall strengthening of the Australian dollar during fiscal year 2008. This favorable variance was offset during fiscal year 2008 by a decrease in revenues of $2.9 million related to the expansion in 2007 of the Campsfield House Immigration Removal Centre which was completed in September 2008. We also experienced a decrease in revenues in fiscal year 2008 compared to fiscal year 2007 due to unfavorable foreign exchange currency fluctuations in the South African Rand and the British Pound which resulted in a combined decrease of $3.2 million.

GEO Care

The increase in revenues for GEO Care in 2008 compared to 2007 is primarily attributable to two items: (i) the Treasure Coast Forensic Center in Stuart, Florida which commenced operation in March 2007, increased revenues by $7.5 million; and (ii) the Florida Civil Commitment Center in Arcadia, Florida contributed an increase of $2.6 million both due to increases in population. This favorable increase was partially offset by $2.4 million due to the loss of the contract with the SFETC Annex.

Facility Construction and Design

The decrease in revenues from construction activities is primarily attributable to the completion of construction at two facilities: (i) the South Florida Evaluation and Treatment Center in Miami, Florida, which was completed in Second Quarter 2008, decreased revenues by $19.3 million; and (ii) the Northeast New Mexico Detention Facility in Clayton, New Mexico which was completed in Third Quarter 2008 and decreased revenues by $25.6 million. These decreases over the same period in the prior year were offset by increases in construction revenue for the expansion of the Graceville Correctional Facility in Graceville, Florida which commenced in First Quarter 2008 and increased revenues by $4.0 million and the construction of the Florida Civil Commitment Center in Arcadia, Florida which increased revenues by $22.1 million.

Operating Expenses

		% of Segment		% of Segment
	2008	Revenues	2007	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$516,963	72.7%	$464,617	73.8%	$52,346	11.3%
International services	116,379	90.4%	115,618	90.3%	761	0.7%
GEO Care	103,140	87.9%	98,557	89.5%	4,583	4.7%
Facility construction and design	85,571	99.6%	109,070	100.2%	(23,499)	(21.5)%

Total	$822,053	78.8%	$787,862	80.7%	$34,191	4.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.

U.S. corrections

The increase U.S. corrections operating expenses in 2008 compared to 2007 is primarily attributable to new facility openings, capacity increases at existing facilities and the normalization of openings and expansions from 2007. The most significant increases to operating expenses were as follows: (i) operating expenses increased $43.3 million in total due to the opening or expansion of seven facilities in 2008 which include activations at the Robert A. Deyton Detention Facility, Rio Grande Detention Facility, Joe Corley Detention Facility and the Northeast New Mexico Detention Facility and expansions of the LaSalle Detention Facility, Central Arizona Correctional Facility and at the East Mississippi Correctional Facility; (ii) operating expenses increased $19.2 million in 2008 due to increases at our California facilities, South Texas Detention Center, New Castle Correctional Facility and at the Northwest Detention Facility related to contract modifications and enhanced services; (iii) operating expenses increased by $17.9 million due to the normalization of 2007 activations and expansions that occurred at the Graceville Correctional Facility, Val Verde Correctional Facility and the Moore Haven Correctional Facility. (iv) operating expenses increased by $3.6 million for the year ended December 28, 2008 due to changes in general liability and workers compensation reserves. The remaining increase in operating expenses is the result of increases in wages and employee benefits as well as general increases in operating costs. These increases were partially offset by decreases of $31.0 million related to the termination of our management contracts at Coke County Juvenile Justice Center, Taft Correctional Institution and Dickens County Correctional Center which were terminated prior to fiscal 2008. Beginning 2008, we changed our vacation policy for certain employees allowing these employees to use their vacation regardless of their service period but within the fiscal year. The 2008 change in our vacation policy resulted in a $3.7 million decrease in vacation expense in the fiscal year ended 2008 compared to the fiscal year ended 2007.

International services

Operating expenses for international services facilities remained consistent as a percentage of segment revenues in 2008 compared to 2007. On December 22, 2008, we announced the closure of our U.K.-based transportation division, Recruitment Solutions International (“RSI”). We purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for $2.3 million, including transaction costs, in 2006. The operating loss of this business are reported as discontinued operations and is not presented in the segment information above.

GEO Care

Operating expenses for residential treatment increased approximately $4.6 million in 2008 as compared to 2007 primarily attributable to increased population at the Treasure Coast Forensic Center and Florida Civil Commitment Center as mentioned above. This positive variance was offset by a decrease due to the closure of our 100-bed South Florida Evaluation and Treatment Center Annex which was effective July 31, 2008. Overall, expenses as a percentage of revenue partly decreased as a result of a decrease in startup costs which were $0.6 million in 2008 compared to $1.9 million in 2007.

Facility Construction and Design

Operating expenses for facility construction and design decreased $23.5 million during fiscal year 2008 compared to fiscal year 2007 primarily due to a decrease in costs associated with our facilities under construction as a result of reduced activity as discussed above.

Depreciation and amortization

		% of Segment		% of Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$34,010	4.8%	$30,401	4.8%	$3,609	11.9%
International services	1,556	1.2%	1,351	1.1%	205	15.2%
GEO Care	1,840	1.6%	1,466	1.3%	374	25.5%
Facility construction and design	—	—	—	—	—	—

Total	$37,406	3.6%	$33,218	3.4%	$4,188	12.6%

Depreciation and Amortization

US Corrections

The increase in depreciation and amortization for U.S. corrections in 2008 compared to 2007 is primarily attributable to the following items: (i) depreciation increased $0.9 million due to the reactivation and expansion of the LaSalle Detention Facility discussed above, (ii) depreciation increased $0.7 million related to the opening of the Rio Grande Detention Center discussed above and, (iii) depreciation increased $0.8 million due to the expansion of the Val Verde Correctional Facility discussed above.

International Services

Depreciation and amortization as a percentage of segment revenue in 2008 was consistent with 2007.

GEO Care

The increase in depreciation and amortization for GEO Care in 2008 compared to 2007 is primarily due to the Treasure Coast Forensic Treatment Center expansion in September 2007.

Other Unallocated Operating Expenses

General and Administrative Expenses

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$69,151	6.6%	$64,492	6.6%	$4,659	7.2%

General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses increased by $4.7 million in the fiscal year ended December 28, 2008 as compared to the fiscal year ended December 30, 2007, and remained consistent as a percentage of revenues. The increase in general and administrative costs is mainly due to increases in corporate travel and increases in direct labor costs as a result of increased wages and related increases in employee benefits.

Non Operating Expenses

Interest Income and Interest Expense

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$7,045	0.7%	$8,746	0.9%	$(1,701)	(19.4)%
Interest Expense	$30,202	2.9%	$36,051	3.7%	$(5,849)	(16.2)%

The decrease in interest income in 2008 compared to 2007 is primarily attributable to the decrease in interest rates for the period as well as the decrease in cash in 2008 as compared to 2007. In First Quarter 2009, one of the lenders elected to prepay its interest rate swap obligation to us at the call option price which approximated the fair value of the interest rate swap on the call dates. We expect our interest expense to increase in fiscal 2009 of approximately one million dollars as a result of the termination of this swap agreement.

The decrease in interest expense is primarily attributable to a significant decrease in LIBOR rates. We also experienced an increase in the amount of interest capitalized in connection with the construction of our correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal years ended 2008 and 2007, we capitalized $4.3 million and $2.9 million of interest expense, respectively. This was partially offset by an increase in debt in 2008 as compared to 2007.

Provision for Income Taxes

	2008	Effective Rate	2007	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$34,033	37.3%	$22,293	38.0%

The effective tax rate during 2008 was 37.3% as a result of one-time state tax benefits of $1.6 million. We expect our tax rate in the future to increase to 38.7% as these benefits are non-recurring in nature.

Minority Interest

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Minority Interest	$(376)	(0.0)%	$(397)	(0.0)%	$21	5.3%

Our minority interest expense is related to the non-controlling interest in our consolidated joint venture in South Africa. On October 29, 2008, we, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of our consolidated South African Custodial Management Services Pty. Limited (“SACM”) which changed our profit sharing percentage from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between us and the second joint venture partner on a pro rata basis based on our respective ownership percentages. As a result of the purchase we recognized $1.9 million in amortizable intangible assets. See Note 1 to the Consolidated Financial Statements. This decrease in the minority interest share was partially offset by an increase in overall earnings of the joint venture.

Equity in Earnings of Affiliate

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Equity in Earnings of Affiliate	$4,623	0.4%	$2,151	0.2%	$2,502	116.3%

Equity in earnings of affiliates represent the earnings of SACS in 2008 and 2007 and reflect contractual increases partially offset by unfavorable foreign currency translation. These results also include the impact of a one-time tax benefit of $1.9 million.

2007 versus 2006

Revenues

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$629,339	64.5%	$574,126	70.1%	$55,213	9.6%
International services	127,991	13.1%	103,139	12.6%	24,852	24.1%
GEO Care	110,165	11.3%	67,034	8.2%	43,131	64.3%
Facility construction and design	108,804	11.1%	74,140	9.1%	34,664	46.8%

Total	$976,299	100.0%	$818,439	100.0%	$157,860	19.3%

U.S. corrections

The increase in revenues for U.S. corrections in 2007 compared to 2006 is primarily attributable to six items: (i) revenues increased $21.3 million in 2007 due to the completion of the Central Arizona Correctional Facility at the end of 2006 in Florence, Arizona; (ii) revenues increased $16.9 million in 2007 as a result of the capacity increase in September 2006 in our Lawton Correctional Facility located at Lawton, Oklahoma; (iii) revenues increased $5.3 million and $5.0 million in 2007, respectively, as a result of the capacity increases in August 2006 in our South Texas Detention Complex and in December 2006 in our Northwest Detention Center, located at Tacoma, Washington; (iv) revenues increased $6.6 million due to the commencement of our contract with the Arizona Department of Corrections (“ADC”) located in New Castle, Indiana in March 2007; (v) revenues increased by $5.4 million due to the opening of our Graceville Correctional Facility in September 2007; and (vi) revenues increased due to contractual adjustments for inflation, and improved terms negotiated into a number of contracts.

The number of compensated mandays in U.S. corrections facilities increased to 13.8 million in 2007 from 12.7 million in 2006 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 96.3% of capacity in 2007 compared to 97.0% in 2006, excluding our vacant North Lake Correctional Facility in Baldwin, Michigan, referred to as the “Michigan” facility in 2007 and 2006 and our vacant LaSalle Detention Facility in 2006 (reactivated June 2007).

International services

The increase in revenues for International services facilities in 2007 compared to 2006 was primarily due to the following items: (i) South African revenues increased by approximately $1.3 million due to a contractual adjustment for inflation; (ii) Australian revenues increased approximately $15.0 million due to favorable fluctuations in foreign currency exchange rates during the period, contractual adjustments for inflation and improved terms and an increase of 50 beds at the Junee Correctional Centre; and (iii) United Kingdom revenues increased approximately $10.4 million primarily due to the operations at the Campsfield House which began in Second Quarter 2006, a construction project which began in Fourth Quarter 2006, and favorable fluctuations in foreign currency exchange rates.

GEO Care

The increase in revenues for GEO Care in 2007 compared to 2006 is primarily attributable to three items: (i) the Florida Civil Commitment Center in Arcadia, Florida, which commenced in July 2006 and increased revenues by $14.2 million; (ii) the Treasure Coast Forensic Treatment Center in Stuart, Florida, which commenced operations in First Quarter 2007 and increased revenues by $14.7 million and (iii) the South Florida Evaluation and Treatment Center — Annex in Miami, Florida which commenced operation in January 2007 and increased revenues by $9.9 million.

Facility Construction and Design

The increase in revenues from construction activities is primarily attributable to four items: (i) the renovation of the Treasure Coast Forensic Treatment Center located in Martin County, Florida, in March, 2007 increased revenues by $2.3 million; (ii) the construction of the Northeast New Mexico Detention Facility located in Clayton County, New Mexico, which commenced construction in September 2006 and increased revenues by $36.9 million; (iii) the construction of the Florida Civil Commitment Center in Arcadia, Florida increased revenues by $15.7 million and (iv) the construction of the new South Florida Evaluation and Treatment Center in Miami, Florida, which commenced construction in November 2005 and increased revenues by $20.2 million, offset by decreases in construction revenue for the Graceville Correctional Facility in Graceville, Florida which commenced construction in February 2006 and for which construction was complete in September 2007 and also decreases related to the Moore Haven Correctional Facility in Moore Haven, Florida which commenced construction in February 2006 and was completed in May 2007. These two facilities represented $32.0 million and $10.0 million, respectively, of the decrease.

Operating Expenses

		% of Segment		% of Segment
	2007	Revenues	2006	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$464,617	73.8%	$450,187	78.4%	$14,430	3.2%
International services	115,618	90.3%	93,706	90.9%	21,912	23.4%
GEO Care	98,557	89.5%	61,264	91.4%	37,293	60.9%
Facility construction and design	109,070	100.2%	74,729	100.8%	34,341	46.0%

Total	$787,862	80.7%	$679,886	83.1%	$107,976	15.9%

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

International services

Operating expenses for International services facilities increased in 2007 compared to 2006 largely as a result of the June 2006 commencement of the Campsfield House Immigration and Removal Centre contract in the United Kingdom. The operating expenses in the United Kingdom increased by $10.7 million in the fiscal year ended December 28, 2008 as a result of increases in operations at the Campsfield House Immigration and Removal Centre which began in Second Quarter 2006. Australian operating expenses also increased by $13.1 million due to fluctuations in foreign currency exchange rates during the period as well as additional staffing and expenses related to contract variations. Margins in Australia were consistent with margins for the same period in 2006 while margins in South Africa improved due to certain non-recurring costs incurred in the comparable period of the prior year.

GEO Care

Operating expenses for residential treatment increased approximately $37.3 million during 2007 from 2006 primarily due to the new contracts discussed above. Operating expenses as a percentage of segment revenues in 2007 increased in 2007 due to certain expenditures required for newly opened facilities such as employee training costs and professional fees.

Facility Construction and Design

Expenses for construction and design increased $34.3 million during 2007 compared to 2006 primarily due to the four construction contracts discussed above.

Depreciation and amortization

		% of Segment		% of Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$30,401	4.8%	$20,298	3.5%	$10,102	49.8%
International services	1,351	1.1%	803	0.8%	548	68.2%
GEO Care	1,466	1.3%	581	0.9%	885	152.3%
Facility construction and design	—	—	—	—	—	—

Total	$33,218	3.4%	$21,682	2.6%	$11,535	53.2%

Depreciation and Amortization

The increase in depreciation and amortization is attributable to the U.S. corrections segment and is primarily a result of the purchase of CPT in January 2007. Also included in depreciation and amortization for the U.S. corrections segment is our write-off of $0.4 million for the intangible asset related to our cancellation of the management contract to operate the 489-bed Dickens County Correctional Center in July 2007.

Other Unallocated Operating Expenses

General and Administrative Expenses

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$64,492	6.6%	$56,268	6.9%	$8,224	14.6%

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative costs is mainly due to increases in direct labor costs and increases in rent expense as a result of increased administrative staff and additional leased space.

Non Operating Expenses

Interest Income and Interest Expense

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$8,746	0.9%	$10,687	1.3%	$(1,941)	(18.2)%
Interest Expense	$36,051	3.7%	$28,231	3.4%	$7,820	27.7%

The decrease in interest income is primarily due to lower average invested cash balances.

The increase in interest expense is primarily attributable to the increase in our debt during the period as a result of the CPT acquisition.

Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal years ended 2007 and 2006, the Company capitalized $2.9 million and $0.2 million of interest expense, respectively.

Provision for Income Taxes

	2007	Effective Rate	2006	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$22,293	38.0%	$15,215	36.4%

Income taxes for 2007 and 2006 include certain one time items of $0.4 million and $0.7 million, respectively. Without such items, our effective tax rate would have been 38.6% and 38.0%, respectively.

Minority Interest

	2007	% of Revenue	2006	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Minority Interest	$(397)	(0.0)%	$(125)	(0.0)%	$(272)	(217.6%)

Increase in minority interest reflects increased performance in 2007 due to contractual increases. During 2006, our joint venture experienced lower revenues during First Quarter and Second Quarter 2006 related to facility modifications which resulted in reduced capacity and related billings.

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

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $202.0 million, of which $36.8 million was spent during fiscal year 2008. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $165.2 million, which will be spent through Fiscal First Quarter 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million. In addition to these current estimated capital requirements for 2009 and 2010, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2009 and/or 2010 could materially increase.

Liquidity and Capital Resources

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $240.0 million Revolver under our Third Amended and Restated Credit Agreement referred to as our Senior Credit Facility (see discussion below). As of December 28, 2008, we had $121.3 million available for borrowing under the revolving portion of the Senior Credit Facility.

As of December 28, 2008, we had a total of $382.1 million of consolidated debt outstanding, excluding $114.2 million of non-recourse debt and capital lease liability balances of $15.8 million. As of December 28, 2008, we also had outstanding seven letters of guarantee totaling approximately $5.3 million under separate international credit facilities. Based on our debt covenants and the amount of indebtedness we have outstanding, as of January 30, 2009, we had the ability to borrow an additional approximately $109.7 million under our Senior Credit Facility. We also have the ability to borrow $150.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt service obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.”

Our management believes that cash on hand, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to support our capital requirements for 2009 and 2010 disclosed above. However, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2009 and/or 2010 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2009 and 2010 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 8 1/4% Senior Unsecured Notes (the “Notes”) and in our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While the company expects to be in compliance with its debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.

We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity. On February 12, 2009, we announced that Mr. John G. O’Rourke, Chief Financial Officer, will retire effective August 2, 2009. As a result of his retirement, we have an obligation to make a one-time payment of $3.2 million to Mr. O’Rourke in August 2009 under the terms of his retirement agreement. This amount is recorded in accrued expenses in the accompanying balance sheet as of December 28, 2008.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.

The Senior Credit Facility

On October 29, 2008 and again on November 20, 2008, we exercised the accordion feature of our Senior Secured Credit Facility, which was amended on August 26, 2008 (see discussion below), to add $85.0 million and an additional $5.0 million, respectively, for a total of $90.0 million in additional borrowing capacity under the revolving portion of our Senior Credit Facility. As of December 28, 2008, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Senior Credit Facility as of December 28, 2008 was 3.24%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%.

As of December 28, 2008, we had $158.6 million outstanding under the Term Loan B, and our $240.0 million Revolver had $74.0 million outstanding in loans, $44.7 million outstanding in letters of credit and $121.3 million available for borrowings. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.50% to 1.50%.
Letters of credit	1.50% to 2.50%.
Available borrowings	0.38% to 0.50%.

On August 26, 2008, we completed a fourth amendment to our Senior Credit Facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the us, as Borrower, certain of the our subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). As further described below, Amendment No. 4 revises certain leverage ratios, eliminates the fixed charge coverage ratio, adds a new interest coverage ratio and sets forth new capital expenditure limits under the Credit Agreement. Additionally, Amendment No. 4 permits us to add incremental borrowings under the accordion feature of our Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. Amendment No. 4 does not require any lenders to make any new borrowings under the accordion feature but simply provides a mechanism under the Senior Credit Facility after December 31, 2008 for us to incur such borrowings without requiring further lender consent. Any additional borrowings by us under the accordion feature of the Senior Credit Facility, whether as revolving borrowings or incremental term loans as permitted in the Amendment No. 4, would be subject to lender demand and market conditions and may not be available to us on satisfactory terms, or at all. We believe that this amendment may provide additional flexibility if and when we should decide to activate the accordion feature of the Senior Credit Facility beginning on January 1, 2009.

In 2008, we paid $1.0 million and $2.6 million of debt issuance costs related to the Amendment No. 4 and the exercise of the accordion feature, respectively, which will be amortized over the remaining term of the Revolver portion of the Senior Credit Facility.

Amendment No. 4 to the Credit Agreement requires us to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio

Through the penultimate day of fiscal year 2009	≤ 4.50 to 1.00
From the last day of the fiscal year 2009 through the penultimate day of fiscal year 2010	≤ 4.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 3.25 to 1.00
Thereafter	≤ 3.00 to 1.00

Amendment No. 4 to the Credit Agreement also requires us to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio

Through the penultimate day of fiscal year 2010	≤ 3.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 2.25 to 1.00
Thereafter	≤ 2.00 to 1.00

In addition, Amendment No. 4 to the Credit Agreement adds a new Interest Coverage Ratio which requires us to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminate the fixed charge coverage ratio formerly incorporated in the Credit Agreement.

Amendment No. 4 also amends the capital expenditure limits applicable to us under the Credit Agreement as follows:

Period	Capital Expenditure Limit

Fiscal year 2008	$200.0 million
Fiscal year 2009	$275.0 million
Each fiscal year thereafter	$50.0 million

The foregoing limits are subject to the provision that to the extent that our capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, the following maximum amounts will be added to the maximum capital expenditures that we can make in the following fiscal year: (i) up to $30.0 million may be added to the fiscal year 2009 limit from unused amounts in fiscal year 2008; (ii) up to $50.0 million may be added to the fiscal year 2010 limit from unused amounts in fiscal year 2009; or (iii) up to $20.0 million may be added to the fiscal year 2011 limit, and to fiscal years thereafter, from unused amounts in the immediately prior fiscal years.

All of our obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against us, and (viii) a change of control. We believe we were in compliance with all of the covenants in the Senior Credit Facility as of December 28, 2008.

Senior 8 1/4% Notes

In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, our former majority shareholder, we issued $150.0 million aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, which we refer to as the Notes. The Notes are general, unsecured, senior obligations of ours. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains certain covenants that limit our ability to incur additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets.

The covenants governing the Notes impose significant operating and financial restrictions which may substantially restrict and adversely affect our ability to operate our business. See “Risk Factors — Risks Related to Our High Level of Indebtedness — The covenants in the indenture governing the Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.” We believe we were in compliance with all of the covenants in the Indenture as of December 28, 2008.

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

On February 1, 2008, we made a payment of $4.3 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of December 28, 2008, the remaining balance of the debt service requirement is $41.1 million, of which $4.4 million is due within the next twelve months. Also as of December 28, 2008, included in current restricted cash and non-current restricted cash is $6.2 million and $10.9 million, respectively, as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.20% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2008, CSC of Tacoma LLC made a payment from its restricted cash account of $5.4 million for the current portion of its periodic debt service requirement in relation to the WEDFA bid indenture. As of December 28, 2008, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is classified as current in the accompanying balance sheet.

As of December 28, 2008, included in current restricted cash and non-current restricted cash is $7.1 million and $5.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us and total $38.1 million and $52.9 million at December 28, 2008 and December 30, 2007, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at December 28, 2008, was approximately $3.4 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $6.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $0.9 million, as security for our guarantee. Our obligations under this guarantee are indexed to the CPI and expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the revolving loan portion of our Senior Credit Facility.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or approximately $2.1 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or approximately $2.0 million commencing in 2017. We have a liability of $1.3 million and $1.5 million related to this exposure as of December 28, 2008 and December 30, 2007, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.

At December 28, 2008, we also had outstanding seven letters of guarantee totaling approximately $5.3 million under separate international facilities. We do not have any off balance sheet arrangements.

Derivatives

Effective September 18, 2003, we entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million (referred to as “Swaps”). We have designated the Swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. The agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate Swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the Swaps also have call provisions which specify that the lender can elect to settle the Swap for the call option price, as specified in the Swap agreement. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $50.0 million amount. Changes in the fair value of the interest rate Swaps are recorded in earnings along with related designated changes in the value of the Notes. As of December 28, 2008 and December 30, 2007, the fair value of the Swap assets totaled $2.0 million and $0.0 million, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. The increase in our Swap assets is due to favorable changes in the interest rates during 2008. There was no ineffectiveness of our interest rate Swaps for the years ended December 28, 2008 or December 30, 2007.

In First Quarter 2009, one of the lenders elected to prepay its Swap obligation to us at the call option price which approximated the fair value of the Swap on the call dates. Since we did not elect to call any portion of the Notes, we will amortize the value of the call option over the remaining life of the Notes. We expect that the termination of this Swap agreement will result in approximately one million dollars in additional interest expense for fiscal 2009.

Our Australian subsidiary is a party to an interest rate Swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the Swap to be an effective cash flow hedge. Accordingly, we record the value of the interest rate Swap in accumulated other comprehensive income, net of applicable income taxes. The total value of the Swap as of December 28, 2008 and December 30, 2007 was approximately $0.2 million and $5.8 million, respectively, and is recorded as a component of other non-current assets in the accompanying consolidated financial statements. There was no ineffectiveness of this interest rate Swap for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this Swap currently reported in accumulated other comprehensive loss.

Cash Flow

Cash and cash equivalents as of December 28, 2008 was $31.7 million, compared to $44.4 million as of December 30, 2007. During Fiscal 2008 we used cash flows from operations to fund all of our operating expenses and used cash on hand, $74.0 million in borrowings under our Revolver and cash flow from operations to fund $131.0 million in capital expenditures

Cash provided by operating activities of continuing operations in 2008, 2007 and 2006 was $76.9 million, $71.2 million, and $48.5 million, respectively. Cash provided by operating activities of continuing operations in 2008 was positively impacted by an increase in income from continuing operations of $23.4 million in addition to $37.4 million of depreciation and amortization expense. These increases reflect the opening of new facilities as previously discussed and improved financial performance at existing facilities. Cash provided by operating activities of continuing operations in 2007 was positively impacted by an increase in net income of $10.1 million in addition to $33.2 million of depreciation and amortization expense. Cash provided by operating activities of continuing operations in 2006 was positively impacted by $21.7 million of depreciation and amortization expense as well as an increase in accounts payable and accrued expenses.

Cash provided by operating activities of continuing operations was negatively impacted in 2008 by an increase in accounts receivable of $29.6 million and more earnings in the current year attributable to our investment in our South Africa joint venture, SACS. Cash provided by operating activities of continuing operations was negatively impacted in 2007 by an increase in accounts receivable of $10.6 million, increases in our deferred income tax benefits of $5.1 million, and more earnings in the current year attributable to our investment in our South Africa joint venture, SACS. Cash provided by operating activities of continuing operations in 2006 was negatively impacted by an increase in accounts receivable. The increase in accounts receivable was attributable to the increase in value of our Australian subsidiary’s accounts receivable due to an increase in foreign exchange rates, the addition of CSC for the entire year, new contracts at the New Castle Correctional Facility, the South Florida Evaluation and Treatment Center, the Fort Bayard Medical Center and the Campsfield House Immigration and Removal Centre as well as slightly higher billings reflecting a general increase in facility occupancy levels.

Cash used in investing activities of continuing operations in 2008 of $131.6 million includes capital expenditures of $131.0 million, of which $119.3 million related to development capital expenditures and approximately $11.7 million related maintenance capital expenditures. We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $202.0 million, of which $36.8 million was spent in fiscal year 2008. We estimate our remaining capital requirements for these projects to be approximately $165.2 million, which will be spent through Fiscal First Quarter 2010.

Cash used in investing activities of continuing operations in 2007 was $518.9 million due to our cash investment in CPT of $410.5 million and capital expenditures of $115.2 million. Cash used in investing activities of continuing operations in 2006 was $16.9 million.

Cash provided by financing activities in 2008 was $53.7 million and reflects proceeds received from net borrowings of $74.0 million under our Revolver. Borrowings under our $240.0 million Revolver were primarily used to fund $119.3 million of development capital expenditures in fiscal 2008. We intend to use cash flows from operations and future borrowings under our Revolver to fund the projects discussed above. Upon completion of these projects we expect to have drawn approximately $137.1 million under our Revolver, have outstanding letters of credit of $45.1 million and approximately $57.9 of remaining available unused capacity. We believe the institutions and banks included in our lender group will be able to fund their commitment to our Revolver. However, we can provide no assurance regarding their solvency or ability to honor their commitments. Failure to honor a commitment could materially impact our ability to meet our future capital needs and complete the projects discussed above.

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

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of December 28, 2008, which requires us to make payments over the periods presented.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$150,056	$28	$28	$150,000	$—
Term Loan B	158,613	3,650	7,300	147,663	—
Revolver	74,000	—	74,000	—	—
Capital lease obligations (includes imputed interest)	26,395	1,957	3,865	3,866	16,707
Operating lease obligations	116,204	16,510	29,511	20,777	49,406
Non-recourse debt	116,505	13,573	28,855	31,638	42,439
Estimated interest payments on debt(a)	112,335	25,433	43,242	39,204	4,456
Estimated funding of pension and other post retirement benefits	19,320	12,953	333	426	5,608
Estimated construction commitments	165,200	155,100	10,100	—	—
Estimated tax payments for uncertain tax positions	3,738	—	3,738	—	—

Total	$942,366	$229,204	$200,972	$393,574	$118,616

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our credit facility and swap agreements were calculated using a LIBOR rate of 4.08% based on our bank rates as of January 15, 2009.

We do not have any additional off balance sheet arrangements which would subject us to additional liabilities.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2008, 2007 and 2006. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

With prison populations growing at 3% to 5% a year, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities increased 10.1% since mid-year 2005 with states such as Texas, Indiana, Colorado and Florida accounting for more than half of the increase. At June 2006, approximately

7.2% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.5% in 2000. In addition to our strong positions in Texas and Florida and in the U.S. market in general, we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa and Australia and the management of the 198-bed Campsfield House Immigration Removal Centre in the United Kingdom beginning in Second Quarter 2006, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2008, we announced six new management contracts. The new contracts represent 5,042 new beds. This compares to the seven new management projects announced in 2007 representing 4,499 new beds. As of December 28, 2008, we have ten facilities under various stages of development or pending commencement of operations which represent approximately 8,200 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

Revenue

Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities primarily resulting from government initiatives to improve immigration security are two of the factors that have contributed to the greater number of opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. According to the Center on Budget and Policy Priorities, at least 46 states are facing budget shortfalls, including our ten state customers. If state budgetary constraints persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations contract non-renewals and contract re-bids. Additionally, several of our management contracts are up for renewal and/or re-bid in 2009. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2009 on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, in the United Kingdom, we recently won our second contract since re-establishing operations to operate the Harmondsworth Immigration Removal Centre. This project will commence operations in Third Quarter 2009. We believe that additional opportunities will become available in that market and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk. In South Africa, the government has issued a procurement for the design, build, finance and manage of four 3,000-bed prisons. Bids are to be submitted in April 2009 with awards expected to be announced in late 2009.

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

In addition to our seven facilities under construction at December 28, 2008, we also have three additional facilities in the planning and design phase which brings our total projects to ten with approximately 8,200 beds that will become available upon completion. Subject to achieving our occupancy targets, five of these projects have associated management contracts and are expected to generate a total of approximately $77.0 million in combined annual operating revenues when opened between First Quarter 2009 and Fourth Quarter 2010. We do not have customers for the five remaining projects. Three of these projects relate to expansions of existing facilities for which we have associated management contracts, while one of these facilities is being marketed to state and federal government agencies. We believe that these projects comprise the largest and most diversified organic growth pipeline in our industry.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Labor and related cost represented approximately 56.3% of our operating expenses in the fiscal year 2008. Additional significant operating expenses include food, utilities and inmate medical costs. In 2008, operating expenses totaled approximately 78.8% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2009 will be impacted by the opening of new facilities including the expansion at the Robert A. Deyton Detention Facility in Georgia and the expansion at the Graceville Correctional Facility in Florida. Overall, excluding start-up expenses, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our fiscal year ended December 28, 2008.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2008, general and administrative expenses totaled approximately 6.6% of our consolidated revenues. We expect operating expenses as a percentage of revenue in 2009 to be generally consistent with our operating expenses for 2008. We have recently incurred increasing general and administrative costs including increased costs associated with increases in business development costs, professional fees and travel costs, primarily relating to our mental health residential treatment services business. We expect this trend to continue as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

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

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and mental health and residential treatment services;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this annual report on Form 10-K, our Form 10-Qs and our Form 8-Ks filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility portion of $232.6 million as of December 28, 2008 for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $2.3 million.

Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. We have designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. Under the agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the six-month LIBOR plus a fixed margin of 3.55%, as of January 15, 2009, also calculated on the notional $50.0 million amount. For every one percent increase in the interest rate applicable to the $50.0 million swap agreements on the Notes described above, our total annual interest expense would increase by $0.5 million. In First Quarter 2009, one of our lenders elected to prepay its interest rate swap obligations to us at the call option price which approximated or was greater than the fair value of the interest rate swaps on the respective call dates. We expect that the termination of this swap will result in approximately one million dollars in additional interest expense for fiscal 2009.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 28, 2008 with respect to our international operations, every 10 percent change in historical currency rates would have approximately a $3.4 million effect on our financial position and approximately a $1.2 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 28, 2008, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 28, 2008, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited The GEO Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, cash flow, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 28, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Miami, Florida
February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of three years in the period ended December 28, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GEO Group, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As described in Note 14 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Miami, Florida
February 17, 2009

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

	2008	2007	2006
	(In thousands, except per share data)

Revenues	$1,043,006	$976,299	$818,439
Operating Expenses	822,053	787,862	679,886
Depreciation and Amortization	37,406	33,218	21,682
General and Administrative Expenses	69,151	64,492	56,268

Operating Income	114,396	90,727	60,603
Interest Income	7,045	8,746	10,687
Interest Expense	(30,202)	(36,051)	(28,231)
Write-off of Deferred Financing Fees from Extinguishment of Debt	—	(4,794)	(1,295)

Income Before Income Taxes, Minority Interest, Equity in Earnings of Affiliates, and Discontinued Operations	91,239	58,628	41,764
Provision for Income Taxes	34,033	22,293	15,215
Minority Interest	(376)	(397)	(125)
Equity in Earnings of Affiliates, net of income tax (benefit) provision of ($805), $1,030, and $56	4,623	2,151	1,576

Income from Continuing Operations	61,453	38,089	28,000
Income (loss) from Discontinued Operations, net of tax provision of $236, $2,310, and $1,139	(2,551)	3,756	2,031

Net Income	$58,902	$41,845	$30,031

Weighted Average Common Shares Outstanding:
Basic	50,539	47,727	34,442

Diluted	51,830	49,192	35,744

Earnings (loss) per Common Share:
Basic:
Income from continuing operations	$1.22	$0.80	$0.81
Income (loss) from discontinued operations	(0.05)	0.08	0.06

Net income per share — basic	$1.17	$0.88	$0.87

Diluted:
Income from continuing operations	$1.19	$0.77	$0.78
Income (loss) from discontinued operations	(0.05)	0.08	0.06

Net income per share — diluted	$1.14	$0.85	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 28, 2008 and December 30, 2007

	2008	2007
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$31,655	$44,403
Restricted cash	13,318	13,227
Accounts receivable, less allowance for doubtful accounts of $625 and $445	199,665	164,773
Deferred income tax asset, net	17,340	19,705
Other current assets	12,911	14,638
Current assets of discontinued operations	7,031	7,772

Total current assets	281,920	264,518

Restricted Cash	19,379	20,880
Property and Equipment, Net	878,616	783,363
Assets Held for Sale	4,348	1,265
Direct Finance Lease Receivable	31,195	43,213
Deferred Income Tax Assets, Net	4,417	4,918
Goodwill	22,202	22,361
Intangible Assets, Net	12,393	12,315
Other Non-Current Assets	33,942	36,998
Non-Current Assets of Discontinued Operations	209	2,803

	$1,288,621	$1,192,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,143	$47,068
Accrued payroll and related taxes	27,957	34,718
Accrued expenses	82,442	85,498
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,925	17,477
Current liabilities of discontinued operations	1,459	1,671

Total current liabilities	185,926	186,432

Deferred Income Tax Liability	14	223
Minority Interest	1,101	1,642
Other Non-Current Liabilities	28,876	30,179
Capital Lease Obligations	15,126	15,800
Long-Term Debt	378,448	305,678
Non-Recourse Debt	100,634	124,975
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,197,775 and 67,050,596 issued and 51,122,775 and 50,975,596 outstanding	511	510
Additional paid-in capital	344,175	338,092
Retained earnings	299,973	241,071
Accumulated other comprehensive (loss) income	(7,275)	6,920
Treasury stock 16,075,000 shares	(58,888)	(58,888)

Total shareholders’ equity	578,496	527,705

	$1,288,621	$1,192,634

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

	2008	2007	2006
	(In thousands)

Cash Flow from Operating Activities:
Income from continuing operations	$61,453	$38,089	$28,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of restricted stock-based compensation	3,015	2,474	966
Stock-based compensation expense	1,530	935	374
Depreciation and amortization expenses	37,406	33,218	21,682
Amortization of debt issuance costs and discount	3,042	2,524	1,089
Deferred tax benefit (provision)	2,656	(5,077)	(5,080)
Provision (Recovery) for doubtful accounts	602	(176)	762
Equity in earnings of affiliates, net of tax	(4,623)	(2,151)	(1,576)
Minority interests in earnings of consolidated entity	376	397	125
Dividend to minority interest	(125)	(389)	(757)
Income tax (benefit) provision of equity compensation	(786)	(3,061)	(2,793)
Loss on sale of fixed assets	157	—	—
Write-off of deferred financing fees from extinguishment of debt	—	4,794	1,295
Changes in assets and liabilities, net of acquisition
Accounts receivable	(29,599)	(10,604)	(32,165)
Other current assets	2,120	(57)	36
Other assets	(2,418)	3,211	1,868
Accounts payable and accrued expenses	7,775	(2,457)	30,694
Accrued payroll and related taxes	(4,483)	1,517	3,797
Deferred revenue	—	(152)	(1,576)
Other liabilities	(1,190)	8,186	1,799

Net cash provided by operating activities of continuing operations	76,908	71,221	48,540
Net cash (used in) provided by operating activities of discontinued operations	(5,564)	7,707	(2,588)

Net cash provided by operating activities	71,344	78,928	45,952

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	—	(410,473)	(2,578)
YSI purchase price adjustment	—	—	15,080
CSC purchase price adjustment	—	2,291	—
Proceeds from sale of assets	1,136	4,476	20,246
Purchase of shares in consolidated affiliate	(2,189)	—	—
Change in restricted cash	452	(20)	(7,285)
Insurance proceeds related to hurricane damages	—	—	781
Capital expenditures	(130,990)	(115,204)	(43,165)

Net cash used in investing activities	(131,591)	(518,930)	(16,921)

Cash Flow from Financing Activities:
Proceeds from equity offering, net	—	227,485	99,936
Proceeds from long-term debt	156,000	387,000	111
Income tax benefit of equity compensation	786	3,061	2,793
Debt issuance costs	(3,685)	(9,210)	—
Payments on long-term debt	(100,156)	(237,299)	(82,627)
Repurchase of stock options from employee and directors	—	—	(3,955)
Proceeds from the exercise of stock options	753	1,239	5,405

Net cash provided by financing activities	53,698	372,276	21,663

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,199)	609	3,732

Net (Decrease) Increase in Cash and Cash Equivalents	(12,748)	(67,117)	54,426
Cash and Cash Equivalents, beginning of period	44,403	111,520	57,094

Cash and Cash Equivalents, end of period	$31,655	$44,403	$111,520

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$29,895	$26,413	$(853)

Interest	$34,486	$28,470	$25,740

Non-cash operating activities:
Proceeds receivable from insurance claim	$—	$2,118	$—

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$—	$406,368	$2,578

Extinguishment of pre-acquisition liabilities, net	$—	$6,663	$—

Total liabilities assumed	$—	$2,558	—

	$—	$410,473	$—

Short term borrowings for deposit on asset	$—	$5,000	—

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-In	Retained	Comprehensive	Number		Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Equity
	(In thousands)

Balance, January 1, 2006	29,074	291	70,590	171,666	(2,073)	(36,000)	(131,880)	108,594
Proceeds from stock options exercised	973	10	5,395	—	—	—	—	5,405
Tax benefit related to employee stock options	—	—	2,793	—	—	—	—	2,793
Stock based compensation expense	—	—	374	—	—	—	—	374
Restricted stock granted	450	4	(4)	—	—	—	—	—
Amortization of restricted stock	—	—	966	—	—	—	—	966
Issuance of treasury stock in conjunction with offering	9,000	90	66,876	—	—	9,000	32,970	99,936
Buyout of stock options			(3,955)					(3,955)
Comprehensive income:
Net income	—	—	—	30,031	—	—	—	—
Change in foreign currency translation, net of income tax expense of $2,356	—	—	—	—	3,846	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $1,121	—	—	—	—	2,553	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	36,430
Adoption of FAS 158 (Note 14)	—	—	—	—	(1,933)	—	—	(1,933)

Balance, December 31, 2006	39,497	395	143,035	201,697	2,393	(27,000)	(98,910)	248,610
Adoption of FIN 48 January 1, 2007 (Note 16)				(2,471)				(2,471)
Proceeds from stock options exercised	267	3	1,236	—	—	—	—	1,239
Tax benefit related to employee stock options	—	—	3,061	—	—	—	—	3,061
Stock based compensation expense	—	—	935	—	—	—	—	935
Restricted stock granted	300	3	(3)	—	—	—	—	—
Restricted stock cancelled	(13)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	2,474	—	—	—	—	2,474
Issuance of treasury stock in conjunction with offering	10,925	109	187,354	—	—	10,925	40,022	227,485
Comprehensive income:
Net income	—	—	—	41,845	—	—	—	—
Change in foreign currency translation, net of income tax expense of $180	—	—	—	—	2,898	—	—	—
Pension liability adjustment, net of income tax benefit of $203	—	—	—	—	312	—	—	—
Unrealized gain on derivative instruments, net of income tax expense of $807	—	—	—	—	1,317	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	46,372

Balance, December 30, 2007	50,976	$510	$338,092	$241,071	$6,920	(16,075)	$(58,888)	$527,705

Proceeds from stock options exercised	171	1	752	—	—	—	—	753
Tax benefit related to employee stock options	—	—	786	—	—	—	—	786
Stock based compensation expense	—	—	1,530	—	—	—	—	1,530
Restricted stock granted	24	—	—	—	—	—	—	—
Restricted stock cancelled	(48)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	3,015	—	—	—	—	3,015
Comprehensive income:
Net income	—	—	—	58,902	—	—	—	—
Change in foreign currency translation, net of income tax benefit of $413	—	—	—	—	(10,742)	—	—	—
Pension liability adjustment, net of income tax benefit of $17	—	—	—	—	27	—	—	—
Unrealized loss on derivative instruments, net of income tax benefit of $2,113	—	—	—	—	(3,480)	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	44,707

Balance, December 28, 2008	51,123	$511	$344,175	$299,973	$(7,275)	(16,075)	$(58,888)	$578,496

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”) is a leading developer and manager of privatized correctional, detention and mental health residential treatment services facilities located in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. As of the fiscal year ended December 28, 2008, GEO managed 59 facilities totaling approximately 53,400 beds worldwide and had an additional 3,586 beds under development at seven facilities, including an expansion and renovation of one vacant facility which is Company owned and the expansions of six facilities which it currently operates.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal years 2008, 2007 and 2006 each included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. Investments in 50% owned affiliates, which the Company does not control, are accounted for under the equity method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to discontinued operations have been reclassified to conform to current year presentation. See Note 3.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, employer group health insurance, percentage of completion and estimated cost to complete for construction projects, stock based compensation, and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

For the Company’s 8 1/4% Senior Unsecured Notes, the stated value and fair value based on observable market data for similar securities was $150.0 million and $131.3 million, respectively, at December 28, 2008. For the Company’s non-recourse debt related to the South Texas Detention Complex and Northwest Detention Center, the combined stated value and fair value based on observable market data for similar securities was $78.4 million and $68.4 million, respectively, at December 28, 2008.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa, Canada and the United Kingdom. A significant portion of the Company’s unrestricted cash held at the Company and its subsidiaries is maintained with a small number of banks and, accordingly, the Company is subject to credit risk.

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

Notes Receivable

Immediately following the purchase of Correctional Services Corporation (“CSC”) in November 2005, the Company sold Youth Services International, Inc., (“YSI”) the former juvenile services division of CSC, for $3.8 million, $1.8 million of which was paid in cash and the remaining $2.0 million of which was paid in the form of a promissory note accruing interest at a rate of 6% per annum. Subsequently, during 2006, the Company received approximately $2.0 million in additional sales proceeds, consisting of approximately $1.5 million in cash and a $0.5 million increase in the promissory note related to the final purchase price of YSI. The balance of the note was paid in November 2008. The balance of $1.0 million as of December 30, 2007 is included in accounts receivable in the consolidated balance sheet for 2007.

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The balance outstanding as of December 28, 2008 and December 30, 2007 was $3.4 million and $5.1 million, respectively. The notes bear interest at a rate of 13%, have semi-annual payments due June 15 and December 15 through June 2018.

Inventories

Food and supplies inventories are carried at the lower of cost or market, on a first-in first-out basis and are included in other current assets in the accompanying consolidated balance sheets. Uniform inventories are carried at amortized cost and are amortized over a period of eighteen months. The current portion of

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized uniforms is included in other current assets and the long-term portion is included in “other non-current assets” in the accompanying consolidated balance sheets.

Restricted Cash

The Company has current and long-term restricted cash as of December 28, 2008 and December 30, 2007, presented as such in the accompanying balance sheets. These balances are primarily attributable to amounts held in escrow or in trust in connection with the 1,904-bed South Texas Detention Complex in Frio County, Texas and the 1,030-bed Northwest Detention Center in Tacoma, Washington. Additionally, the Company’s wholly owned Australian subsidiary financed a facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to the Company. See Note l1.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment, furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. During fiscal years ended 2008 and 2007, the Company capitalized $4.3 million and $2.9 million of interest expense, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with Financial Accounting Standard (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur, such as a contract termination, which might impair recovery of long-lived assets. In 2008, the Company announced the termination of certain of its management contracts and the closure of its transportation division in the United Kingdom. There were no significant impairments of long-lived assets accounted for under FAS 144 relative to this closure these contract terminations. Management has reviewed the Company’s long-lived assets and determined that there are no events requiring impairment loss recognition for the year ended December 28, 2008. See Notes 3 and 8.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company has intangible assets which it recorded in connection with its acquisition of CSC and also has recorded an intangible asset of $1.9 million in connection with the purchase of additional shares in its consolidated joint venture (See Note 8). The Company’s intangible assets recorded in connection with the acquisition of CSC, have finite lives ranging from 4-17 years and are amortized using a straight-line method. The Company’s intangible asset related to the share purchase is amortized using the straight line method over the remaining life of the management contract. The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable.

With the adoption of FAS No. 142, the Company’s goodwill is no longer amortized, but is subject to an annual impairment test. There was no impairment of goodwill associated with CSC or the Company’s Australian subsidiary as a result of the annual impairment tests completed as of the beginning of Fourth Quarters 2008 and 2007. In the fiscal year ended December 28, 2008, the Company wrote off goodwill of $2.3 million associated with the termination of its transportation services business in the United Kingdom. See Notes 3 and 8.

Variable Interest Entities

The Company applies guidance of FAS Interpretation No. 46, revised (and amended in December 2008 by FSP 140-4 and FIN 46R-8) “Consolidation of Variable Interest Entities,” (FIN 46R) for all ventures deemed to be variable interest entities (“VIEs”). All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein.

The Company has determined its 50% owned South African joint venture in South African Custodial Services Pty. Limited, which the Company refers to as SACS, is a variable interest entity (“VIE”) in accordance with (FIN 46R) which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. SACS has a number of variable interest holders as defined in FIN 46R however, since the company does not have control of the SACS, the Company determined that it is not the primary beneficiary of SACS and as a result it is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. The company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $6.2 million at December 28, 2008 and its guarantees related to SACS as disclosed in Note 11. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $12.8 million, which represents the Company’s initial investment and related to the guarantees discussed in Note 11.

Also, in accordance with FIN 46R, as amended by FSP 140-4 and FIN 46R-8, the Company consolidates South Texas Local Development Corporation (“STLDC”) which was created in order to finance construction for the development of a 1,904-bed facility in Frio County, Texas. This entity issued $49.5 million in taxable revenue bonds and has an operating agreement with STLDC, the owner of the complex, which provides it with

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.

Minority Interest in Income of Consolidated Subsidiary

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements in accordance with FAS 94, “Consolidation of All Majority-Owned Subsidiaries”. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Center in the Republic of South Africa under a 25-year management contract which commenced in February 2002. On October 29, 2008, the Company, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of SACM which changed the Company’s share in the profits of the joint venture from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between the Company and the second joint venture partner on a pro rata basis based on their respective ownership percentages. As a result of the share purchase the Company recognized $1.9 million in amortizable intangible assets. The minority interest in income of consolidated subsidiary represents the portion of the consolidated net income of the joint venture that is attributable to the joint venture partner.

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

Lease Revenue

In connection with the CPT acquisition in January 2007, the Company took ownership of two facilities that had existing leases with unrelated third parties. As a result of the ownership in these two leased facilities, the Company acts as the lessor relative to these two properties. The first lease has an initial term which expires in July 2013 with an option to terminate in July 2010. The second lease has a term of ten years and expires in January 2018. Both of these leases have options to extend for up to three additional five-year terms. The carrying value of these assets included in property and equipment at December 28, 2008 was $53.0 million, net of accumulated depreciation of $2.2 million. The Company also receives a small amount of rental income related to the sublease of an office space for which both the sublease and the Company’s obligation under the original lease expire November 2010. Rental income received on these leases for the fiscal year ended December 28, 2008 was $5.7 million.

Fiscal Year	Annual Rental
(In thousands)

2009	$5,924
2010	5,324
2011	4,358
2012	4,489
2013	4,623
Thereafter	20,357

$45,075

Income Taxes

The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of FAS 109.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely- than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

The Company currently maintains a general liability policy and excess liability coverage policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate, including a specific loss limit for medical professional liability of $35.0 million. The Company’s wholly owned subsidiary, GEO Care, Inc., is separately insured for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. The Company also maintains insurance to cover property and other casualty risks including, workers’ compensation, medical malpractice, environmental liability and automobile liability. For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. The Company’s Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. The Company also carries various types of insurance with respect to its operations in South Africa, United Kingdom

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Australia. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed.

In addition, certain of the Company’s facilities located in Florida and determined by insurers to be in high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent the Company from insuring some of its facilities to full replacement value.

Since the Company’s insurance policies generally have high deductible amounts or retentions, losses are recorded when reported and a further provision is made to cover losses incurred but not reported. Loss reserves are undiscounted and are computed based on independent actuarial studies. Because the Company is significantly self-insured, the amount of its insurance expense is dependent on its claims experience and its ability to control claims experience. If actual losses related to insurance claims significantly differ from management’s estimates, the Company’s financial condition and results of operations could be materially adversely impacted.

Debt Issuance Costs

Debt issuance costs totaling $9.6 million and $7.8 million at December 28, 2008, and December 30, 2007, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, net unrealized loss on derivative instruments, and pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. As of December 28, 2008, and December 30, 2007, the Company had no significant concentrations of credit risk except as disclosed in Note 15.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income, net of income tax, and totaled $10.7 million, $2.9 million and $3.8 million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The cumulative income (loss) on foreign currency translation recorded as a component of shareholders’ equity as of December 28, 2008 and December 30, 2007 was ($5.8) million and $4.9 million, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vacation Policy

The Company accounts for its vacation expense in accordance with FAS 43, “Accounting for Compensated Absences”. Certain of the Company’s employees are permitted to carry forward vacation from year to year provided that the Company’s obligation to compensate employees for absences relates to rights attributable to services already rendered, the compensated absences relate to time that vests and accumulates and payment is probable and reasonably estimable. Accrued expense for employee rights to receive payment for compensated absences is included in the accompanying balance sheets in accrued payroll and related taxes. During the fiscal year ended December 28, 2008, the Company changed its vacation policy for certain employees which conformed to a fiscal year-end based policy. Under the new policy, these employees are permitted to use vacation regardless of their service rendered but within the fiscal year. Since this vacation is not carried over from year to year, it is not longer accrued by the Company. The Company’s vacation expense for the fiscal year ended December 28, 2008 was $3.7 million less than the Company’s vacation expense for the fiscal year ended December 30, 2007. This decrease in expense is primarily attributable to this change.

Fair Value Measurements

The Company partially adopted FAS No. 157, “Fair Value Measurements” on December 31, 2007 (see discussion on FASB FSP 157-2 following). This Statement establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company determines fair value based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in pricing. Relative to FAS 157, in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. This FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, the Company elected to defer the adoption of FAS 157 for non-financial assets and non-financial liabilities. The Company does not expect that the adoption of this standard for non-financial assets and liabilities will have a significant impact on its financial condition, results of operations or cash flows. See Note 9.

Financial Instruments

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments, the Company records derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Total accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $5.0 million as of December 28, 2008 and December 30, 2007, respectively. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation Expense

The Company recognizes stock based compensation expense in accordance with FAS No. 123R, “Share-Based Payment”. Accordingly, the Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2008, 2007 and 2006, respectively:

	2008	2007	2006

Risk free interest rates	2.87%	4.80%	4.65%
Expected term	4-5years	4-5years	3-4years
Expected volatility	41%	40%	41%
Expected dividend	—	—	—

Expected volatilities are based on the historical and implied volatility of the Company’s common stock. The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The risk-free rate is based on the rate for five year U.S. Treasury Bonds, which is consistent with the expected term of the awards. See Note 2.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted this standard in the reporting period ended December 28, 2008 and its impact was not material on the Company’s financial position, results of operations or its financial statement disclosures.

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

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests” (FAS 160), which is effective for fiscal years beginning after December 15, 2008. In December 2008, the FASB also issued EITF 08-10 “Selected Statement 160 Implementation Questions”. FAS 160 amends ARB No. clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results of operations and cash flows.

2.	Equity Incentive Plans

In accordance with the modified prospective method of adoption under FAS No. 123R, “Share-based Payment” (“FAS 123R”), the Company recognizes compensation cost for all stock options granted after January 1, 2006, plus any prior awards granted to employees that remained unvested at that time, using a Black-Scholes option valuation model to estimate the fair value of each option awarded. The Company regularly reviews its actual forfeitures to determine future estimates. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The Company had awards outstanding under four equity compensation plans at December 28, 2008: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

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

Except for 750,000 shares of restricted stock issued under the 2006 Plan as of December 28, 2008, all of the foregoing awards previously issued under the Company Plans consist of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan. As of December 28, 2008, the Company had the ability to issue awards with respect to 58,157 shares of common stock pursuant to the 2006 Plan.

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

A summary of the activity of the Company’s stock options plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Options outstanding at December 30, 2007	2,770	$7.15	5.0	$58,698
Granted	254	17.97
Exercised	(171)	4.39
Forfeited/Canceled	(45)	23.84

Options outstanding at December 28, 2008	2,808	$8.03	4.6	$29,751

Options exercisable at December 28, 2008	2,381	$6.00	3.8	$29,427

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the company’s closing stock price on the last trading day of fiscal year 2008 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 28, 2008. This amount changes based on the fair value of the company’s stock. The total intrinsic value of options exercised during the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $2.9 million, $6.2 million, and $9.5 million respectively.

For the years ended December 28, 2008 and December 30, 2007 and December 31, 2006, the amount of stock-based compensation expense related to stock options was $1.5 million, $0.9 million and $0.4 million,

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The weighted average grant date fair value of options granted during the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $6.58, $8.73 and $3.22 per share, respectively.

The following table summarizes the status of the Company’s non-vested shares as of December 28, 2008 and changes during the fiscal year ending December 28, 2008:

		Wtd. Avg. Grant
	Number of Shares	Date Fair Value

Options non-vested at December 30, 2007	397,662	$7.94
Granted	254,000	6.60
Vested	(189,146)	6.28
Forfeited	(35,800)	11.49

Options non-vested at December 28, 2008	426,716	$7.58

As of December 28, 2008, the Company had $2.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, was $1.2 million, $1.2 million, and $0.6 million respectively. Proceeds received from stock options exercises for 2008, 2007 and 2006 was $0.8 million, $1.2 million and $5.4 million, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted stock activity for 2008, 2007 and 2006 totaled $0.8 million, $3.1 million and $2.8 million, respectively.

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at December 28, 2008:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$2.63 — $2.81	239,500	1.2	$2.81	239,500	$2.81
$3.10 — $3.10	372,000	2.1	3.10	372,000	3.10
$3.17 — $3.98	157,019	4.1	3.20	157,019	3.20
$4.67 — $4.67	415,638	4.3	4.67	415,638	4.67
$5.13 — $5.13	657,000	3.1	5.13	657,000	5.13
$5.30 — $7.83	311,117	5.6	7.08	305,201	7.07
$10.73 — $20.63	297,400	9.2	16.54	94,600	15.26
$21.56 — $21.56	346,400	8.1	21.56	137,600	21.56
$21.64 — $21.64	2,000	8.1	21.64	800	21.64
$28.24 — $28.24	10,000	0.3	28.24	2,000	28.24

	2,808,074	4.6	$8.03	2,381,358	$6.00

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. A summary of the activity of restricted stock is as follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock outstanding at December 30, 2007	626,512	$19.14
Granted	24,228	26.66
Vested	(176,600)	18.27
Forfeited/Canceled	(48,456)	22.48

Restricted stock outstanding at December 28, 2008	425,684	$19.54

During the fiscal year ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company recognized $3.0 million, $2.5 million and $1.0 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of December 28, 2008, the Company had $6.5 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 1.9 years.

3.	Discontinued Operations

Under the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. As of and during the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company discontinued operations at certain of its domestic and international subsidiaries. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with FAS 144 for the fiscal years ended 2008, 2007, and 2006. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all periods presented.

U.S. corrections.  On November 7, 2008, the Company announced its receipt of notice for the discontinuation of its contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center (the “Detention Center”) effective January 5, 2009. On August 29, 2008, the Company announced its discontinuation of its contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008.

International services.  On December 22, 2008, the Company announced the closure of its U.K.-based transportation division, Recruitment Solutions International (“RSI”). The Company purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for approximately $2.0 million in 2006. As a result of the termination of its transportation business in the United Kingdom, the company wrote off assets of $2.6 million including goodwill of $2.3 million.

GEO Care.  On June 16, 2008, the Company announced the discontinuation by mutual agreement of its contract with the State of New Mexico Department of Health for the management of Fort Bayard Medical Center effective June 30, 2008. On January 1, 2006, the Company completed the sale of Atlantic Shores Hospital, a 72 bed private mental health hospital which the Company owned and operated since 1997, for approximately $11.5 million.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the revenues related to discontinued operations for the periods presented (in thousands):

	2008	2007	2006
	(In thousands)

Revenues — International services	$1,806	$2,326	$414
Revenues — U.S. corrections	43,784	42,617	38,684
Revenues — GEO Care	1,806	4,546	3,345

4.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2008	2007
	(Years)	(In thousands)

Land	—	$49,686	$43,340
Buildings and improvements	2 to 40	765,103	635,809
Leasehold improvements	1 to 15	68,845	57,737
Equipment	3 to 10	55,007	44,895
Furniture and fixtures	3 to 7	9,033	6,819
Facility construction in progress		56,574	87,987

		$1,004,248	$876,587
Less accumulated depreciation and amortization		(125,632)	(93,224)

		$878,616	$783,363

The Company’s construction in progress primarily consists of development costs associated with the Facility construction and design segment for contracts with various federal, state and local agencies for which we have management contracts. Interest capitalized in property and equipment was $4.3 million and $2.9 million for the fiscal years ended December 28, 2008 and December 30, 2007, respectively.

Depreciation expense was $31.9 million, $29.8 million and $19.2 million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

At both December 28, 2008 and December 30, 2007, the Company had $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.6 million related to equipment $0.1 million related to leasehold improvements. Accumulated amortization of $3.1 million and $2.2 million, at December 28, 2008 and December 30, 2007, respectively, is included in Depreciation and Amortization in the accompanying consolidated statements of income. Depreciation expense of capital leases for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $0.9 million, $1.0 million and $1.2 million, respectively.

5.	Assets Held for Sale

The Company’s assets held for sale consist of two assets. On March 17, 2008, the Company purchased its former Coke County Juvenile Justice Center and the related land at a cost of $3.1 million. The Company’s intention was to retain the facility and the related land for future business purposes and as such, no formal plan was entered into for the sale of the asset. In October 2008, the company established a formal plan to sell the asset. Secondly, in conjunction with the acquisition of CSC, the Company acquired land and a building associated with a program that had been discontinued by CSC in October 2003. These assets which are included within the segment assets of U.S. Corrections, meet the criteria to be classified as held for sale per

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the guidance of FAS 144, and have been recorded at their net realizable value of $4.3 million at December 28, 2008. No depreciation has been recorded related to these assets in accordance with FAS 144.

6.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment
(In thousands)

2009	$5,653
2010	5,700
2011	5,721
2012	5,747
2013	5,891
Thereafter	20,889

Total minimum obligation	$49,601
Less unearned interest income	(15,844)
Less current portion of direct finance lease	(2,562)

Investment in direct finance lease	$31,195

7.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.

Effective September 18, 2003, the Company entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the $150.0 million aggregate principal amount, ten-year, 8 1/4% Senior Unsecured Notes (“Notes”), effectively convert $50.0 million of the Notes into variable rate obligations. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 8.25% per year calculated on the notional $50.0 million amount, while the Company makes a variable interest rate payment to the same counterparties equal to the six-month London Interbank Offered Rate (“LIBOR”) plus a fixed margin of 3.55%, which was the rate at December 28, 2008, also calculated on the notional $50.0 million amount. The Company has designated the swaps as hedges against changes in the fair value of a designated portion of the Notes due to changes in underlying interest rates. Accordingly, the changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net (losses) gains recognized and recorded in earnings related to these fair value hedges were $2.0 million, $1.7 million and ($0.7) million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. As of December 28, 2008 and December 30, 2007, the fair value of the swaps totaled approximately $2.0 million and $0, respectively, and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap during the period ended December 28, 2008. (See Note 18).

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net (loss) gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was ($3.5) million, $1.3 million and $2.6 million for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The total value of the swap asset as of December 28, 2008 and December 30, 2007 was approximately $0.2 million and $5.8 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets.

There was no material ineffectiveness of the Company’s interest rate swaps for the fiscal years presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

8.  Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances for 2008 were as follows (in thousands):

	Balance as of	Goodwill Resulting	Foreign	Balance as of
	December 31,	from Business	Currency	December 28,
	2007	Combination	Translation	2008

U.S. corrections	$21,709	$(17)	$—	$21,692
International services	652	—	(142)	510

Total Segments	$22,361	$(17)	$(142)	$22,202

Recruitment Solutions International (“RSI”).  On December 22, 2008, the Company announced the closure of its U.K.-based transportation division, Recruitment Solutions International (“RSI”). The Company purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for approximately $2.0 million in 2006. As a result of the termination of the transportation business in the United Kingdom, the Company wrote off assets of $2.6 million including the carrying amount of goodwill of $2.3 million. The balance of goodwill is included in assets of discontinued operations as of the prior fiscal year ended December 30, 2007.

International services goodwill decreased $0.1 million as a result of unfavorable fluctuations in foreign currency translation.

Intangible assets consisted of the following (in thousands):

	Useful Life
	in Years	2008	2007

U.S. corrections — Facility Management Contracts	7-17	$14,450	$14,550
International services — Facility Management Contract	18	1,875	—
U.S. Corrections — Covenants not to compete	4	1,470	1,470

		$17,795	$16,020
Less Accumulated Amortization		(5,402)	(3,705)

Net book value of amortizable intangible assets		$12,393	$12,315

During the fiscal year ended December 28, 2008, the Company purchased an additional ownership percentage in its consolidated joint venture and accounted for the excess of the purchase price over the value

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the minority interest in accordance with FAS 141, Business Combinations (“FAS 141”). As a result of the share purchase, the Company recorded an amortizable intangible asset of $1.9 million which will be amortized using the straight-line method over the life of the contract.

Amortization expense was $1.4 million, $1.8 million and $1.4 million for U.S. corrections facility management contracts for the fiscal years ended 2008, 2007 and 2006, respectively. Amortization expense was $0.4 million, $0.4 million, and $0.4 million for U.S. corrections covenants not to compete for the fiscal years ended 2008, 2007 and 2006, respectively. The Company’s weighted average useful life related to its intangible assets is 12.55 years. Amortization expense is recognized on a straight-line basis over the estimated useful life of the intangible assets.

In April 2008, we terminated our contract with Tri-County Justice and Detention Center. This management contract had an associated intangible asset of $0.1 million which was written off in fiscal 2008. In July 2007, the Company cancelled the Operating and Management contract with Dickens County for the management of the 489-bed facility located in Spur, Texas. As a result, the Company wrote off its intangible asset related to the facility of $0.4 million (net of accumulated amortization of $0.1 million). These impairment charges are included in depreciation and amortization expense in the accompanying consolidated statements of income for the fiscal years ended December 28, 2008 and December 30, 2007, respectively.

Estimated amortization expense for fiscal year 2009 through fiscal year 2013 and thereafter are as follows (in thousands):

		International
	U.S. Corrections -	Services -
	Expense	Expense	Total Expense
Fiscal Year	Amortization	Amortization	Amortization

2009	$1,641	$103	$1,744
2010	1,335	103	1,438
2011	1,335	103	1,438
2012	1,214	103	1,317
2013	606	103	709
Thereafter	4,403	1,344	5,747

	$10,534	$1,859	$12,393

9.	Fair Value of Assets and Liabilities

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the Company’s significant assets carried at fair value measured on a recurring basis as of December 28, 2008 (in thousands):

		Fair Value Measurements at December 28, 2008
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at December 28,	Active Markets	Observable Inputs	Unobservable
	2008	(Level 1)	(Level 2)	Inputs (Level 3)

Interest Rate Swap Derivative assets	$2,213	$—	$2,213	$—
Investments other than derivatives	15,827	14,495	1,332	—

	$18,040	$14,495	$3,545	$—

Valuation technique

The Company’s assets carried at fair value on a recurring basis consist of interest rate swap derivative assets, U.S. dollar denominated money market accounts and long-term investments. Where applicable, the Company uses quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to the Company’s Level 1 U.S. dollar denominated money market accounts. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of interest rate swap derivative assets and a long-term investments. The changes in value of the money market accounts, long term investment and the fair value interest rate swaps are recorded in interest income or expense. Changes in the value of the Company’s cash flow hedge are recorded in other comprehensive income. The net unrealized gain (loss) in the cash flow hedges for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were ($3.5) million, $1.3 million and $2.6 million respectively. The Company does not have any Level 3 assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.

The Company does not have any assets and liabilities it measures at fair value on a non-recurring basis other than those assets that are assessed for impairment under the provisions of FAS No. 144. There are no assets or liabilities that the Company recognizes or discloses at fair value for which the entity has not applied the provisions of FAS No. 157. The Company did not record any significant impairment charges to long-lived assets during the fiscal years 2008, 2007 and 2006. See Notes 3 and 8.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	2008	2007

Accrued interest	$8,539	$8,586
Accrued bonus	7,838	8,687
Accrued insurance	30,261	29,099
Accrued taxes	8,783	8,368
Construction retainage	7,866	11,897
Other	19,155	18,861

Total	$82,442	$85,498

11.	Debt

Debt consisted of the following (dollars in thousands):

	2008	2007

Capital Lease Obligations	$15,800	$16,621
Senior Credit Facility:
Term loan	158,613	162,263
Revolver	74,000	—

Total Senior Credit Facility	$232,613	$162,263
Senior 8 1/4% Notes:
Notes Due in 2013	150,000	150,000
Discount on Notes	(2,553)	(2,984)
Swap on Notes	2,010	(6)

Total Senior 8 1/4% Notes	$149,457	$147,010
Non Recourse Debt :
Non recourse debt	$116,505	$140,926
Discount on bonds	(2,298)	(2,973)

Total non recourse debt	114,207	137,953
Other debt	56	83

Total debt	$512,133	$463,930

Current portion of capital lease obligations, long-term debt and non-recourse debt	(17,925)	(17,477)
Capital lease obligations, long term portion	(15,126)	(15,800)
Non recourse debt	(100,634)	(124,975)

Long term debt	$378,448	$305,678

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility

On October 29, 2008 and again on November 20, 2008, the Company exercised the accordion feature of its Senior Secured Credit Facility, which was amended on August 26, 2008 (see discussion below), to add $85.0 million and an additional $5.0 million, respectively, for a total of $90.0 million in additional borrowing capacity under the revolving portion of the Senior Credit Facility. As of December 28, 2008, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of December 28, 2008 was 3.16%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 3.24% as of December 28, 2008.

As of December 28, 2008, the Company had $158.6 million outstanding under the Term Loan B, and the Company’s $240.0 million Revolver had $74.0 million outstanding in loans, $44.7 million outstanding in letters of credit and $121.3 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR borrowings	LIBOR plus 1.50% to 2.50%.
Base rate borrowings	Prime rate plus 0.50% to 1.50%.
Letters of credit	1.50% to 2.50%.
Available borrowings	0.38% to 0.50%.

On August 26, 2008, the Company completed a fourth amendment to its senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). As further described below, Amendment No. 4 revises certain leverage ratios, eliminates the fixed charge ratio, adds a new interest coverage ratio and sets forth new capital expenditure limits under the Credit Agreement. Additionally, Amendment No. 4 permits the Company to add incremental borrowings under the accordion feature of the Senior Credit Facility of up to $150.0 million on or prior to December 31, 2008 and up to an additional $150.0 million after December 31, 2008. Amendment No. 4 does not require any lenders to make any new borrowings under the accordion feature but simply provides a mechanism under the Senior Credit Facility after December 31, 2008 for the Company to incur such borrowings without requiring further lender consent. Any additional borrowings by the Company under the accordion feature of the Senior Credit Facility, whether as revolving borrowings or incremental term loans as permitted in the Amendment No. 4, would be subject to lender demand and market conditions and may not be available to the Company on satisfactory terms, or at all. The Company believes that this amendment may provide additional flexibility if and when it should decide to activate the accordion feature of the Senior Credit Facility beginning on January 1, 2009.

In 2008, the Company paid $1.0 million and $2.6 million of debt issuance costs related to the Amendment No. 4 and to the exercise of the accordion feature, respectively, which will be amortized over the remaining term of the Revolver portion of the Senior Credit Facility.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment No. 4 to the Credit Agreement requires the Company to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio

Through the penultimate day of fiscal year 2009	≤ 4.50 to 1.00
From the last day of the fiscal year 2009 through the penultimate day of fiscal year 2010	≤ 4.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 3.25 to 1.00
Thereafter	≤ 3.00 to 1.00

Amendment No. 4 to the Credit Agreement also requires the Company to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio

Through the penultimate day of fiscal year 2010	≤ 3.25 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 2.25 to 1.00
Thereafter	≤ 2.00 to 1.00

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

The foregoing limits are subject to the provision that to the extent that the Company’s capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, the following maximum amounts will be added to the maximum capital expenditures that the Company can make in the following fiscal year: (i) up to $30.0 million may be added to the fiscal year 2009 limit from unused amounts in fiscal year 2008; (ii) up to $50.0 million may be added to the fiscal year 2010 limit from unused amounts in fiscal year 2009; or (iii) up to $20.0 million may be added to the fiscal year 2011 limit, and to fiscal years thereafter, from unused amounts in the immediately prior fiscal years.

All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company believes it was in compliance with all of the covenants in the Senior Credit Facility as of December 28, 2008.

Senior 8 1/4% Notes

In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, the Company’s former majority shareholder, we issued $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company believes it was in compliance with all of the covenants of the Indenture governing the Notes as of December 28, 2008.

The Notes are reflected net of the original issue discount of $2.6 million as of December 28, 2008 which is being amortized over the ten-year term of the Notes using the effective interest method.

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

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of December 28, 2008

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 30, 2007 was $27.9 million and $28.7 million, respectively and is included in property and equipment in the accompanying balance sheets.

On February 1, 2008, STLDC made a payment from its restricted cash account of $4.3 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of December 28, 2008, the remaining balance of the debt service requirement under the STDLC financing agreement is $41.1 million, of which $4.4 million is due within the next twelve months. Also, as of December 28, 2008, included in current restricted cash and non-current restricted cash is $6.2 million and $10.9 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.20% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2008, CSC of Tacoma LLC made a payment from its restricted cash account of $5.4 million for the current portion of its periodic debt service requirement in relation to the WEDFA bid indenture. As of December 28, 2008, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is classified as current in the accompanying balance sheet.

As of December 28, 2008, included in current restricted cash and non-current restricted cash is $7.1 million and $5.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $38.1 million and $52.9 million at December 28, 2008 and December 30, 2007, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at December 28, 2008, was approximately $3.4 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt repayment schedules under capital lease obligations, long-term debt and non-recourse debt are as follows:

	Capital	Long Term	Non		Term	Total Annual
Fiscal Year	Leases	Debt	Recourse	Revolver	Loan	Repayment
	(In thousands)

2009	1,957	28	13,573	—	3,650	19,208
2010	1,932	28	14,101	74,000	3,650	93,711
2011	1,933	—	14,754	—	3,650	20,337
2012	1,933	—	15,427	—	3,650	21,010
2013	1,933	150,000	16,211	—	144,013	312,157
Thereafter	16,707	—	42,439	—	—	59,146

	$26,395	$150,056	$116,505	$74,000	$158,613	$525,569

Original issuer’s discount	—	(2,553)	(2,298)	—	—	(4,851)
Current portion	(674)	(28)	(13,573)	—	(3,650)	(17,925)
Interest imputed on Capital Leases	(10,595)	—	—	—	—	(10,595)
Interest rate swap	—	2,010	—	—	—	2,010

Non-current portion	$15,126	$149,485	$100,634	$74,000	$154,963	$494,208

Guarantees

In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or approximately $6.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 50% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $0.9 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.

The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or approximately $2.1 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or approximately $2.0 million, commencing in 2017. The Company has a liability of $1.3 million and $1.5 million related to this exposure as of December 28, 2008 and December 30, 2007, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.

At December 28, 2008, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling approximately $5.3 million. The Company does not have any off balance sheet arrangements other than those previously disclosed.

12.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2009 and 2028. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)

2009	$16,510
2010	16,306
2011	13,205
2012	10,699
2013	10,078
Thereafter	49,406

$116,204

The Company’s corporate offices are located in Boca Raton, Florida, under a 10 1/2 -year lease which was renewed in October 2007. The current lease has two 5-year renewal options and expires in March 2018. In addition, The Company leases office space for its regional offices in Charlotte, North Carolina; New Braunfels, Texas; and Carlsbad, California. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. These rental commitments are included in the table above. Certain of these leases contain escalation clauses and as such, the Company has recognized the rental expense on a straight-line basis related to those leases.

Rent expense was $27.7 million, $22.5 million and $25.7 million for fiscal years 2008, 2007 and 2006, respectively. On January 24, 2007, the Company completed its acquisition of CPT. As a result of the acquisition of CPT and the related facilities, the Company has no on going rent commitment for these facilities. Prior to the acquisition, the Company recorded net rental expense related to the CPT leases of $23.0 million in 2006.

Litigation, Claims and Assessments

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit is being administered under the insurance program

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not recorded any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60.0 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. The appeal is proceeding. On March 26, 2008, oral arguments were made before the Thirteenth Court of Appeals, Corpus Christi, Texas (No. 13-06-00692-CV) which took the matter under advisement pending the issuance of its ruling. Currently, the appeal is still under review by the Thirteenth Court of Appeals and no ruling has been made.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18.0 million or $12.3 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter.

On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its facilities. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. In September 2008, the Company filed a motion for judgment on pleadings which may be dispositive of this matter as a result of a recent but significant development in the law regarding similar strip search practices. The District Court has, in the interim, stayed further discovery. Nevertheless, the Company believes that, if resolved unfavorably, this matter may have a material adverse effect on its financial condition and results of operations. Discovery has recently commenced in connection with this matter.

On October 23, 2008, a wage and hour claim seeking potential class action certification was served against the Company. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that the Company violated the Fair Labor Standards Act by failing to pay certain

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees for work performed before and after their scheduled shifts. The Company is in the preliminary stages of evaluating this claim but has preliminarily denied the plaintiffs’ assertions. Nevertheless, the Company cannot assure that, if resolved unfavorably, this matter would not have a material adverse effect on its financial condition, results of operations and cash flows.

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

Collective Bargaining Agreements

The Company had approximately 16% of its workforce covered by collective bargaining agreements at December 28, 2008. Collective bargaining agreements with four percent of employees are set to expire in less than one year.

Contract Terminations

On December 22, 2008, the Company announced the closure of its U.K.-based transportation division, Recruitment Solutions International (“RSI”), which will have no material impact on the Company’s future financial performance. The Company purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for approximately $2.0 million in 2006. The Company recorded a goodwill write-off of $2.3 million associated with this closure.

On November 7, 2008, the Company announced that it received a notice of discontinuation of its contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center effective January 5, 2009. The State of Idaho intends to consolidate its entire out-of-state inmate population into one large-scale private correctional facility. The Company does not expect the discontinuation of this contract to have a material adverse impact on its financial condition, results of operations or cash flows.

On October 1, 2008, the Company announced that its management contract for the continued management and operation of the 1,040-bed Sanders Estes Unit in Venus, Texas, was awarded to a competitor. The Sanders Estes Unit generated approximately $11.0 million in annual operating revenues under a managed-only contract with TDJC. This contract will terminate effective as of the beginning of First Quarter 2009.

On August 29, 2008, the Company announced the discontinuation of its contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008. This facility is the only local county jail managed by the Company and is generating approximately $38.0 million in annualized operating revenues. The Company does not expect the discontinuation of the Delaware County, Pennsylvania contract to have a material adverse impact on its financial condition, results of operations or cash flows.

On June 16, 2008, the Company announced the discontinuation by mutual agreement of its contract with the State of New Mexico Department of Health for the management of the Fort Bayard Medical Center effective June 30, 2008. The Company does not expect that the termination of this contract will have a material adverse impact on its financial condition, results of operations or cash flows.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As we previously disclosed on May 1, 2008, GEO Care Inc., activated the new 238-bed South Florida Evaluation and Treatment Center (“SFETC”) in Florida City, Florida which replaced the old SFETC center located in downtown Miami, Florida. Following the opening of the new SFETC center, the State of Florida approved budget language providing for the closure of the 100-bed South Florida Evaluation and Treatment Center Annex, referred to as the Annex, effective July 31, 2008. The Annex generated approximately $7.5 million in revenues for GEO Care in 2008. Simultaneously, the Florida legislature also approved budget language providing for an increase in the capacity of two GEO Care facilities, the new SFETC center in Florida City, Florida, and the Treasure Coast Forensic Treatment Center located in Indiantown, Florida, for a total of 73 beds. The increased capacity at these two facilities resulted in an increase of approximately $2.5 million in revenues for GEO Care in 2008, largely offsetting the closure of the Annex. The closure of the Annex did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On April 30 2008, the Company exercised its contractual right to terminate the contract for the operation and management of the Tri-County Justice and Detention Center located in Ullin, Illinois. The Company managed the facility through August 28, 2008. The termination of this contract did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Insurance claims

The Company maintains general liability insurance for property damages incurred, property operating costs during downtimes, business interruption and incremental costs incurred during inmate disturbances. In April 2007, the Company incurred significant damages at one of its managed-only facilities in New Castle, Indiana. The total amount of impairments, insurance losses recognized and expenses to repair damages incurred has been recorded in the accompanying consolidated statements of income as operating expenses and is offset by $2.1 million of insurance proceeds the Company received from insurance carriers in First Quarter 2008.

Commitments

The Company is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of December 28, 2008, the Company was in the process of constructing or expanding seven facilities representing 4,266 total beds. The Company is providing the financing for five of the seven facilities, representing 3,162 beds. Total capital expenditures related to these projects and to other miscellaneous approved projects is expected to be $202.0 million, of which $36.8 million was spent through the Fourth Quarter 2008. The Company expects to incur the remaining $165.2 million by fiscal First Quarter 2010. Additionally, financing for the remaining two facilities representing 1,104 beds is being provided for by third party sources for state or county ownership. The Company is managing the construction of these projects with total costs of $85.1 million, of which $76.8 million has been completed through Fourth Quarter 2008 and $8.3 million remains to be completed through fiscal year 2009. The Company capitalized interest related to ongoing construction and expansion projects of $4.3 million and $2.9 million for the fiscal years ended December 28, 2008 and December 30, 2007, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Shareholders’ Equity

Earnings Per Share

The table below shows the amounts used in computing earnings per share (“EPS”) in accordance with FAS No. 128 and the effects on income and the weighted average number of shares of potential dilutive common stock.

Fiscal Year	2008	2007	2006
	(In thousands, except per share data)

Income from continuing operations	$61,453	$38,089	$28,000
Basic earnings per share:
Weighted average shares outstanding	50,539	47,727	34,442

Per share amount	$1.22	$0.80	$0.81

Diluted earnings per share:
Weighted average shares outstanding	50,539	47,727	34,442
Effect of dilutive securities:
Employee and director stock options and restricted stock	1,291	1,465	1,302

Weighted average shares assuming dilution	51,830	49,192	35,744

Per share amount	$1.19	$0.77	$0.78

For fiscal year 2008, 372,725 weighted average shares of stock underlying options and 8,986 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For fiscal year 2007, no shares of stock underlying options or shares of restricted stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

For fiscal year 2006, 1,269 weighted average shares of stock underlying options and no shares of restricted stock were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), at December 30, 2006, FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 requires an employer to measure the funded status of a plan as of its year-end date . Upon adoption of this standard the Company recorded a charge of $1.9 million, net of tax, to accumulated other comprehensive income and a $3.3 million credit to non-current liabilities. The unamortized portion of these costs as of December 28, 2008 included in accumulated other comprehensive income is $1.6 million, net of tax.

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

In accordance with FAS 158, the Company has also disclosed contributions and payment of benefits related to the plans. There were no assets in the plan at December 28, 2008 or December 30, 2007. All changes as a result of the adjustments to the accumulated benefit obligation are included below and shown net of tax in the consolidated statements of shareholders’ equity and comprehensive income. There were no significant transactions between the employer or related parties and the plan during the period.

	2008	2007

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$17,938	$17,098
Service Cost	530	551
Interest Cost	654	619
Plan Amendments	—	—
Actuarial (Gain) Loss	246	(287)
Benefits Paid	(48)	(43)

Projected Benefit Obligation, End of Year	$19,320	$17,938

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	48	43
Benefits Paid	(48)	(43)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(19,320)	$(17,938)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	82	123
Net Loss	2,551	2,554

Total Pension Cost	$2,633	$2,677

	Fiscal 2008	Fiscal 2007

Components of Net Periodic Benefit Cost
Service Cost	$530	$551
Interest Cost	654	619
Amortization of:
Prior Service Cost	41	41
Net Loss	249	302

Net Periodic Pension Cost	$1,474	$1,513

Weighted Average Assumptions for Expense
Discount Rate	5.75%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	5.50%	5.50%

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 12, 2009, the Company announced that its Chief Financial Officer will retire effective August 2, 2009. As a result of his retirement, the Company has a current obligation of $3.2 million which represents a one-time lump sum payment under the defined benefit pension plan. This amount is recorded in accrued expenses in the accompanying balance sheet as of December 28, 2008. The projected benefit liability for the three plans at December 28, 2008 are as follows, $5.5 million for the executive retirement plan, $1.3 million for the officer retirement plan and $12.5 million for the two key executives’ plans. Although these individuals have reached the eligible age for retirement, the liabilities for the plans at December 28, 2008 and December 30, 2007 are included in other non-current liabilities based on actuarial assumption and expected retirement payments.

The amount included in other accumulated comprehensive income as of December 28, 2008 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2009 is $0.3 million.

The Company also has a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary, which earns interest at a rate equal to the prime rate less 0.75%. The Company matches employee contributions up to $400 each year based on the employee’s years of service. Payments will be made at retirement age of 65 or at termination of employment. The Company recognized expense of $0.1 million, $0.3 million and $0.2 million in fiscal years 2008, 2007 and 2006, respectively. The liability for this plan at December 28, 2008 and December 30, 2007 was $4.0 million and $3.2 million, respectively, and is included in “Other non-current liabilities” in the accompanying consolidated balance sheets.

The Company expects to make the following benefit payments based on eligible retirement dates:

Pension
Fiscal Year	Benefits
(In thousands)

2009	12,953
2010	168
2011	165
2012	199
2013	227
Thereafter	5,608

$19,320

15.	Business Segment and Geographic Information

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segment information presented in the prior periods has been reclassified to conform to the current presentation:

Fiscal Year	2008	2007	2006
	(In thousands)

Revenues:
U.S. corrections	$711,038	$629,339	$574,126
International services	128,672	127,991	103,139
GEO Care	117,399	110,165	67,034
Facility construction and design	85,897	108,804	74,140

Total revenues	$1,043,006	$976,299	$818,439

Depreciation and amortization:
U.S. corrections	$34,010	$30,401	$20,298
International services	1,556	1,351	803
GEO Care	1,840	1,466	581
Facility construction and design	—	—	—

Total depreciation and amortization	$37,406	$33,218	$21,682

Operating Income (loss):
U.S. corrections	$160,065	$134,321	$103,641
International services	10,737	11,022	8,630
GEO Care	12,419	10,142	5,189
Facility construction and design	326	(266)	(589)

Operating income from segments	183,547	155,219	116,871
General and Administrative Expenses	(69,151)	(64,492)	(56,268)

Total operating income	$114,396	$90,727	$60,603

Segment assets:
U.S. corrections	$1,093,880	$954,419	$447,504
International services	69,937	88,788	77,154
GEO Care	21,169	19,334	14,705
Facility construction and design	10,286	16,385	21,057

Total segment assets	$1,195,272	$1,078,926	$560,420

In fiscal year 2008, the Company’s general and administrative expenses include non-cash deferred compensation costs of $4.5 million associated with stock-based compensation compared to a charge of $3.5 million in fiscal 2007, and $1.3 million in fiscal 2006. Fiscal year 2008 U.S. corrections segment operating income includes the $2.7 million increase in the Company’s insurance reserve compared to $0.9 million decrease in fiscal year 2007 and a $4.0 million reduction in 2006. In fiscal year 2008, the Company wrote off $2.3 million of goodwill associated with the termination of operation of RSI, which is included in loss from discontinued operations. In 2007 the Company wrote off $4.8 million deferred financing fees related to its repayment of borrowings from the Term Loan B.

The increase in operating expenses attributable to new facilities and expansions of existing facilities was offset by the effects of a change in our vacation policy for certain employees which conformed to a fiscal year-end based policy during 2008. The new policy allows employees to use vacation regardless of service

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period but within the fiscal year. Vacation expense decreased by $3.7 million fiscal year 2008 compared to fiscal year 2007 primarily due to the change in our policy.

Assets in the Company’s Facility construction and design segment include trade accounts receivable, construction retainage receivable and other miscellaneous deposits and prepaid insurance. Trade accounts receivable balances were $5.8 million and $10.2 million as of December 28, 2008 and December 30, 2007, respectively. Construction retainage receivable balances were $3.9 million and $4.7 million as of December 28, 2008 and December 30, 2007, respectively. Other assets were $0.0 million and $1.5 million as of December 28, 2008 and December 30, 2007, respectively. During fiscal years 2008 and 2007, the Company wrote-off $0.0 million and $0.5 million, respectively, for construction over-runs net of recoveries. Such items were not significant as of or for the periods ended December 28, 2008 and December 30, 2007, respectively.

Pre-Tax Income Reconciliation

Fiscal Year Ended	2008	2007	2006
	(In thousands)

Operating income from segments	$183,547	$155,219	$116,871
Unallocated amounts:
General and administrative expense	(69,151)	(64,492)	(56,268)
Net interest expense	(23,157)	(27,305)	(17,544)
Costs related to early extinguishment of debt	—	(4,794)	(1,295)

Income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest	$91,239	$58,628	$41,764

Asset Reconciliation

	2008	2007

Reportable segment assets	$1,195,272	$1,078,926
Cash	31,655	44,403
Deferred income tax	21,757	24,623
Restricted cash	32,697	34,107
Assets of discontinued operations	7,240	10,575

Total assets	$1,288,621	$1,192,634

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year	2008	2007	2006
	(In thousands)

Revenues:
U.S. operations	$914,334	$848,308	$715,300
Australia operations	101,995	97,116	82,156
South African operations	15,316	15,915	14,569
United Kingdom	11,361	14,960	6,414

Total revenues	$1,043,006	$976,299	$818,439

Long-lived assets:
U.S. operations	$875,703	$779,905	$279,603
Australia operations	2,000	2,187	6,445
South African operations	492	590	642
United Kingdom	421	681	602

Total long-lived assets	$878,616	$783,363	$287,292

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of GEO Care facilities and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2008	2007	2006
	(In thousands)

Revenues:
Correction and detention	$839,710	$757,330	$677,265
GEO Care	117,399	110,165	67,034
Facility construction and design	85,897	108,804	74,140

Total revenues	$1,043,006	$976,299	$818,439

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2008, 2007 and 2006 include one of the joint ventures in South Africa, SACS. This entity is accounted for under the equity method and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

A summary of financial data for SACS is as follows:

Fiscal Year	2008	2007	2006
	(In thousands)

Statement of Operations Data
Revenues	$35,558	$36,720	$34,152
Operating income	13,688	14,976	13,301
Net income	9,247	4,240	3,124
Balance Sheet Data
Current assets	18,421	21,608	15,396
Noncurrent assets	37,722	53,816	60,023
Current liabilities	2,245	6,120	5,282
Non-current liabilities	41,321	62,401	63,919
Shareholders’ equity	12,577	6,903	6,218

As of December 28, 2008 and December 30, 2007, the Company’s investment in SACS was $6.2 million and $3.5 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2008	2007	2006

Various agencies of the U.S. Federal Government	28%	27%	31%
Various agencies of the State of Florida	17%	16%	13%

Credit risk related to accounts receivable is reflective of the related revenues.

16.	Income Taxes

The United States and foreign components of income (loss) before income taxes, minority interest and equity income from affiliates are as follows:

	2008	2007	2006
	(In thousands)

Income (loss) before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
United States	$78,542	$45,875	$29,422
Foreign	12,697	12,753	12,342

	91,239	58,628	41,764

Discontinued operations:
Income (loss) from operation of discontinued business	(2,316)	6,066	3,170

Total	$88,923	$64,694	$44,934

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes on income (loss) consist of the following components:

	2008	2007	2006
	(In thousands)

Federal income taxes:
Current	$24,164	$19,211	$14,662
Deferred	2,621	(4,546)	(4,635)

	26,785	14,665	10,027

State income taxes:
Current	2,626	3,579	2,591
Deferred	(558)	(399)	(36)

	2,068	3,180	2,555

Foreign:
Current	4,587	4,580	3,042
Deferred	593	(132)	(409)

	5,180	4,448	2,633

Total U.S. and foreign	34,033	22,293	15,215

Discontinued operations:
Taxes (benefit) from operations of discontinued business	236	2,310	1,139

Total	$34,269	$24,603	$16,354

A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2008	2007	2006
	(In thousands)

Continuing operations:
Provisions using statutory federal income tax rate	$31,934	$20,520	$14,641
State income taxes, net of federal tax benefit	2,635	1,965	1,311
Australia consolidation benefit	—	—	(228)
UK Tax Benefit	—	—	(977)
Other, net	(536)	(192)	468

Total continuing operations	34,033	22,293	15,215

Discontinued operations:
Taxes (benefit) from operations of discontinued business	236	2,310	1,139

Provision (benefit) for income taxes	$34,269	$24,603	$16,354

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net current deferred income tax asset at fiscal year end are as follows:

	2008	2007
	(In thousands)

Book revenue not yet taxed	$(167)	$(213)
Uniforms	(294)	(396)
Deferred loan costs	174	227
Other, net	1,142	682
Allowance for doubtful accounts	241	172
Accrued compensation	4,658	7,484
Accrued liabilities	11,847	11,749
Valuation allowance	(261)	—

Total asset	$17,340	$19,705

The components of the net non-current deferred income tax asset at fiscal year end are as follows:

	2008	2007
	(In thousands)

Depreciation	$(4,772)	$(391)
Deferred loan costs	2,360	2,546
Deferred rent	877	944
Bond Discount	(1,094)	(1,293)
Net operating losses	3,484	3,283
Tax credits	2,961	1,088
Intangible assets	(3,740)	(4,421)
Accrued liabilities	850	765
Deferred compensation	7,923	5,955
Residual U.S. tax liability on unrepatriated foreign earnings	(1,915)	(1,640)
Prepaid Lease	579	681
Other, net	1,481	554
Valuation allowance	(4,577)	(3,153)

Total asset (liability)	$4,417	$4,918

The components of the net non-current deferred income tax liability as of fiscal year:

	2008	2007
	(In thousands)

Depreciation	$(14)	$(223)

Total Asset (Liability)	$(14)	$(223)

In accordance with FAS No. 109, Accounting for Income Taxes, deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2008 and 2007, the Company has recorded a valuation allowance of approximately $4.8 million and $3.2 million, respectively. The valuation allowance increased by $1.6 million during the fiscal year ended December 28, 2008. At the fiscal year end 2008 and 2007, the valuation allowance included $0.1 million and $0.1 million, respectively

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported as part of purchase accounting relating to deferred tax assets for state net operating losses from the CSC acquisition. While prior accounting pronouncements provided that a reduction of a valuation allowance related to tax assets recorded as part of purchase accounting are to reduce goodwill, for years beginning after December 15, 2008 FAS No. 141R provides that such a reduction of a valuation allowance would be accounted for as a reduction of income tax expense. At fiscal year end 2008 and 2007 a partial valuation allowance was provided against net operating losses from the acquisition. The remaining valuation allowance of $4.7 million and $3.1 million, for 2008 and 2007, respectively, relates to deferred tax assets for foreign net operating losses and state tax credits unrelated to the CSC acquisition.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 28, 2008, $4.8 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of foreign tax credits) of $1.7 million would have to be provided if such earnings were remitted currently.

At fiscal year end 2008, the Company had $3.6 million of combined net operating loss carryforwards in various states from the CSC acquisition, which begin to expire in 2015.

Also at fiscal year end 2008 the Company had $11.0 million of foreign operating losses which carry forward indefinitely and $4.6 million of state tax credits which begin to expire in 2010. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

In fiscal 2008, the Company’s equity affiliate SACS recognized a one time tax benefit of $1.9 million related to a change in the tax treatment applicable to the affiliate with retroactive effect. Under the tax treatment, expenses which were previously disallowed are now deductible for South African tax purposes. The one time tax benefit relates to an increase in the deferred tax assets of the affiliate as a result of the change in tax treatment.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based payment” (FAS 123R). FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. The Company has elected to use the transition method described in FASB Staff Position 123(R)-3 (“FSP FAS 123(R)-3”). In accordance with FSP FAS 123(R)-3, the tax benefit on awards that vested prior to January 2, 2006 but that were exercised on or after January 2, 2006 “Fully Vested Awards” are credited directly to additional paid-in-capital. On awards that vested on or after January 2, 2006 and that were exercised on or after January 2, 2006, “Partially vested Awards” the total tax benefit first reduces the related deferred tax asset associated with the compensation cost recognized under 123(R) and any excess tax benefit, if any, is credited to additional paid-in capital. Special considerations apply and which are addressed in the FSP FAS 123(R)-3, if the ultimate tax benefit upon exercise is less than the related deferred tax asset underlying the award. At fiscal year end 2008 the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants was $1.5 million.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows in (dollars in thousands):

(In thousands)

Balance at December 30, 2007	$5,417
Additions based on tax positions related to the current year	1,877
Additions for tax positions of prior years	659
Reductions for tax positions of prior years	(1,809)
Reductions as result of a lapse of applicable statutes of limitations	(169)
Settlements	(86)

Balance at December 28, 2008	$5,889

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. Inclusive of the federal tax benefit on state income taxes the ending balance as of December 28, 2008 is $5.6 million. Included in the balance at December 28, 2008 is $1.9 million related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Under deferred tax accounting, the timing of a deduction does not affect the annual effective tax rate but does affect the timing of tax payments. Absent a decrease in the unrecognized tax benefits related to the reversal of these timing related tax positions, the Company does not anticipate any significant increase or decrease in the unrecognized tax benefits within 12 months of the reporting date. The balance at December 28, 2008 includes $3.7 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

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

The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2002 through 2005. The Company expects this examination to be concluded in 2010.

In adopting FIN 48 on January 1, 2007, the Company changed its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense to classifying interest accrued as interest expense and penalties as operating expenses. Because the transition rules of FIN 48 do not permit the retroactive restatement of prior period financial statements, the Company’s 2006 financial statements continue to reflect interest and penalties on unrecognized tax benefits as income tax expense. During the fiscal year ended December 28, 2008 and December 30, 2007 the Company recognized respectively $0.4 million and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million in interest and penalties. The Company had accrued approximately $1.9 million and $1.5 million for the payment of interest and penalties at December 28, 2008, and December 30, 2007, respectively.

17.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First Quarter	Second Quarter

2008
Revenues	$262,454	$269,994
Operating income	23,687	26,990
Income from continuing operations	11,888	13,852
Income from discontinued operations, net of tax	519	347
Basic earnings per share:
Income from continuing operations	$0.24	$0.27
Income from discontinued operations	0.01	0.01

Net income per share	$0.25	$0.28
Diluted earnings per share:
Income from continuing operations	$0.23	$0.27
Income from discontinued operations	0.01	—

Net income per share	$0.24	$0.27

	Third Quarter	Fourth Quarter

Revenues	$254,105	$256,453
Operating income(1),(4)	28,733	34,986
Income from continuing operations	15,497	20,216
Income (loss) from discontinued operations, net of tax	362	(3,779)
Basic earnings per share:
Income from continuing operations	$0.31	$0.40
Income (loss) from discontinued operations	0.00	(0.08)

Net income per share	$0.31	$0.32
Diluted earnings per share:
Income from continuing operations	$0.30	$0.39
Income (loss) from discontinued operations	0.01	(0.07)

Net income per share	$0.31	$0.32

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter

2007
Revenues	$225,119	$246,528
Operating income(2),(5)	19,582	25,414
Income from continuing operations	4,433	11,633
Income from discontinued operations, net of tax	831	733
Basic earnings per share:
Income from continuing operations	$0.11	$0.23
Income from discontinued operations	0.02	0.02

Net income per share	$0.13	$0.25
Diluted earnings per share:
Income from continuing operations	$0.11	$0.23
Income from discontinued operations	0.01	0.01

Net income per share	$0.12	$0.24

	Third Quarter	Fourth Quarter

Revenues	$254,658	$249,994
Operating income(2),(3),(4)	23,848	21,883
Income from continuing operations	11,500	10,523
Income from discontinued operations, net of tax	1,238	954
Basic earnings per share:
Income from continuing operations	$0.23	$0.21
Income from discontinued operations	0.02	0.02

Net income per share	$0.25	$0.23
Diluted earnings per share:
Income from continuing operations	$0.22	$0.20
Income from discontinued operations	0.03	0.02

Net income per share	$0.25	$0.22

(1)	Operating income for Third and Fourth Quarters 2008 includes the effects of a change in our vacation policy for certain employees which conformed to a fiscal year-end based policy. The new policy allows employees to use vacation regardless of service period but within the fiscal year. Vacation expense decreased by $3.7 million fiscal year 2008 compared to fiscal year 2007 primarily due to this change. This had a positive impact on earnings for Third and Fourth Quarters of $2.0 million and $1.7 million, respectively. Also included in our results for fiscal Fourth Quarter ended December 28, 2008 is a one-time tax benefit related to our equity affiliate of $1.9 million.

(2)	Selected Financial data for 2007 includes adjustments to First Quarter, Second Quarter, Third Quarter and Fourth Quarter operating income for income on discontinued operations of $0.9 million, $1.2 million, $1.4 million and $1.5 million, respectively.

(3)	Fiscal year 2007 income from continuing operations reflects $2.1 million in insurance recoveries related to damages incurred at the New Castle Correctional Facility in Indiana offset by a write-off of $1.4 million in deferred acquisition costs.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Third Quarter results reflect increases and (decreases) to insurance reserves of $2.7 million and $(0.9) million for fiscal 2008 and fiscal 2007, respectively.

(5)	First Quarter 2007 income from continuing operations reflects a write-off of debt issuance costs of $4.8 million related to the repayment of $200.0 million in the Term Loan B.

18.	Subsequent events

During September 2003, GEO entered into two interest rate swaps with its lenders. The agreements, which have payment and expiration dates and call provisions that mirror the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. In First Quarter 2009, one of the Company’s lenders elected to prepay its interest rate swap obligations to the Company at the call option price which equaled or was greater than the fair value of the interest rate swap on the respective call date. Since the Company did not elect to call any portion of the Notes, the Company will amortize the value of the call options over the remaining life of the Notes. The termination of this Swap is expected to increase the Company’s interest expense for fiscal 2009 by approximately one million dollars.

New contracts

In January 2009, the Company announced that its wholly owned U.K. subsidiary, GEO UK Ltd., has signed a contract with the United Kingdom Border Agency for the management and operation of the Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. The Company’s contract for the management and operation of the Centre will have a term of three years and is expected to generate approximately $14.0 million in annual revenues for GEO. Under the terms of the contract, the Company will take over management of the existing Centre, which has a current capacity of 260 beds on June 29, 2009. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, this management contract is expected to generate approximately $19.5 million in annual revenues.

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 28, 2008.

(b)	Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 28, 2008.

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

None.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2009 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 124

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated as of September 19, 2006, among the Company, GEO Acquisition II, Inc. and CentraCore Properties Trust (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 21, 2006)
3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.6	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 2, 2008)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.7	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004)†
10.8	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004)†
10.9	—	Executive Employment Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.10	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.11	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.12	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.13	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.14	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.15	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and John G. O’Rourke (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.16	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.17	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.18	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

Exhibit
Number		Description

10.19	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.20	—	The Geo Group, Inc. Senior Management Performance Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on May 13, 2005)
10.21	—	The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s report on Form 10-K, filed on February 15, 2008)†
10.22	—	Amendment to The Geo Group, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the Company’s report on Form 10-Q, filed on August 9, 2007)
10.23	—	Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among The GEO Group, Inc., as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on January 30, 2007)
10.24	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 6, 2007)
10.25	—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 20, 2007)
10.26	—	Amendment No. 3 to the Third Amended and Restated Credit Agreement dated as of May 2, 2007, between The Geo Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, dated May 8, 2007)
10.27	—	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated effective as of August 26, 2008, between The GEO Group Inc., as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K, filed on September 2, 2008)
10.28	—	Form of Lender Addendum, dated as of October 29, 2008, by and among The GEO Group, Inc. as Borrower, BNP Paribas as Administrative Agent and the Lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed November 5, 2008)
10.29	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K January 7, 2009)V
10.30	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K January 7, 2009)V
10.31	—	Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John G. O’Rourke (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K January 7, 2009)V
10.32	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)V
10.33	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.5 to the Company’s report on Form 8-K January 7, 2009)V
10.34	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Thomas M. Wierdsma (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K January 7, 2009)V

Exhibit
Number		Description

10.35	—	Amended and Restated The GEO Group, Inc. Senior Management Performance Award Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 8-K January 7, 2009)V
10.36	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)V
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Grant Thornton LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ JOHN G. O’ROURKE
John G. O’Rourke
Senior Vice President &
Chief Financial Officer

Date: February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 18, 2009

/s/ John G. O’Rourke John G. O’Rourke	Senior Vice President & Chief Financial Officer (principal financial officer)	February 18, 2009

/s/ Brian R. Evans Brian R. Evans	Vice President of Finance, Treasurer & Chief Accounting Officer (principal accounting officer)	February 18, 2009

/s/ Wayne H. Calabrese Wayne H. Calabrese	Vice Chairman of the Board, President & Chief Operating Officer	February 18, 2009

/s/ Norman A. Carlson Norman A. Carlson	Director	February 18, 2009

/s/ Anne N. Foreman Anne N. Foreman	Director	February 18, 2009

/s/ John M. Palms John M. Palms	Director	February 18, 2009

/s/ Richard H. Glanton Richard H. Glanton	Director	February 18, 2009

/s/ John M. Perzel John M. Perzel	Director	February 18, 2009

THE GEO GROUP, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period
	(In thousands)

YEAR ENDED DECEMBER 28, 2008:
Allowance for doubtful accounts	$445	$602	$(302)	$(120)	$625
YEAR ENDED DECEMBER 30, 2007:
Allowance for doubtful accounts	$926	$(176)	$(130)	$(120)	$445
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$224	$762	$—	$(60)	$926
YEAR ENDED DECEMBER 28, 2008:
Asset Replacement Reserve	$885	$54	$—	$(316)	$623
YEAR ENDED DECEMBER 30, 2007:
Asset Replacement Reserve	$768	$328	$—	$(211)	$885
YEAR ENDED DECEMBER 31, 2006:
Asset Replacement Reserve	$723	$258	$—	$(213)	$768