Form 10-Q
period 2009-03-29
GEO GROUP INC
filed 2009-04-30
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 29, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
Yes ☐   No ☑
At April 27, 2009, 51,122,775 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
MARCH 29, 2009 AND MARCH 30, 2008
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Revenues	$259,061	$262,454
Operating expenses	202,327	212,936
Depreciation and amortization	9,816	8,909
General and administrative expenses	17,236	17,024

Operating income	29,682	23,585
Interest income	1,090	1,755
Interest expense	(7,204)	(7,487)

Income before income taxes, equity in earnings of affiliate and discontinued operations	23,568	17,853
Provision for income taxes	9,141	6,585
Equity in earnings of affiliate, net of income tax provision of $250 and $244	644	620

Income from continuing operations	15,071	11,888
Income (loss) from discontinued operations, net of tax provision (benefit) of ($228) and $321	(366)	519

Net income	$14,705	$12,407

Weighted-average common shares outstanding:
Basic	50,697	50,353

Diluted	51,723	51,726

Income per common share:
Basic:
Income from continuing operations	$0.30	$0.24
Income (loss) from discontinued operations	(0.01)	0.01

Net income per share-basic	$0.29	$0.25

Diluted:
Income from continuing operations	$0.29	$0.23
Income from discontinued operations	(0.01)	0.01

Net income per share-diluted	$0.28	$0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2009 AND DECEMBER 28, 2008
(In thousands, except share data)

	March 29, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,009	$31,655
Restricted cash	13,404	13,318
Accounts receivable, less allowance for doubtful accounts of $259 and $625	178,273	199,665
Deferred income tax asset, net	17,340	17,340
Other current assets	11,421	12,911
Current assets of discontinued operations	370	7,031

Total current assets	280,817	281,920

Restricted Cash	18,303	19,379
Property and Equipment, Net	903,921	878,616
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	30,901	31,195
Deferred Income Tax Assets, Net	4,417	4,417
Goodwill	22,209	22,202
Intangible Assets, Net	11,965	12,393
Other Non-Current Assets	33,156	33,942
Non-Current Assets of Discontinued Operations	—	209

	$1,310,037	$1,288,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,826	$56,143
Accrued payroll and related taxes	19,902	27,957
Accrued expenses	81,314	82,442
Current portion of capital lease obligations, long-term debt and non-recourse debt	18,136	17,925
Current liabilities of discontinued operations	—	1,459

Total current liabilities	186,178	185,926

Deferred Income Tax Liability	14	14
Other Non-Current Liabilities	29,779	28,876
Capital Lease Obligations	14,954	15,126
Long-Term Debt	387,515	378,448
Non-Recourse Debt	95,838	100,634
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,197,775 and 67,197,775 issued and 51,122,775 and 51,122,775 outstanding	511	511
Additional paid-in capital	345,349	344,175
Retained earnings	314,678	299,973
Accumulated other comprehensive loss	(6,625)	(7,275)
Treasury stock 16,075,000 shares	(58,888)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	595,025	578,496
Noncontrolling interest	734	1,101

Total shareholders’ equity	595,759	579,597

	$1,310,037	$1,288,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
MARCH 29, 2009 AND MARCH 30, 2008
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Cash Flow from Operating
Activities:
Income from continuing operations	$15,071	$11,888
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	9,816	8,909
Amortization of debt issuance costs	1,153	661
Amortization of unearned stock-based compensation	876	804
Stock-based compensation expense	298	178
Provision for doubtful accounts	285	300
Equity in earnings of affiliates, net of tax	(644)	(620)
Noncontrolling interest in subsidiary	41	102
Income tax benefit of equity compensation	—	(64)
Changes in assets and liabilities:
Accounts receivable	21,138	(12,731)
Other current assets	1,228	(9)
Other assets	477	(4,833)
Accounts payable and accrued expenses	(1,724)	(2,913)
Accrued payroll and related taxes	(8,202)	(6,212)
Other liabilities	2,354	318

Net cash provided by (used in) operating activities of continuing operations	42,167	(4,222)
Net cash provided by operating activities of discontinued operations	5,081	6,572

Net cash provided by operating activities	47,248	2,350

Cash Flow from Investing Activities:
Decrease in restricted cash	1,039	5,106
Capital expenditures	(23,414)	(32,280)

Net cash used in investing activities of continuing operations	(22,375)	(27,174)
Net cash used in investing activities of discontinued operations	—	(61)

Net cash used in investing activities	(22,375)	(27,235)
Cash Flow from Financing Activities:
Payments on long-term debt	(14,345)	(23,457)
Termination of interest rate swap agreement	1,031	—
Proceeds from the exercise of stock options	—	95
Income tax benefit of equity compensation	—	64
Proceeds from long-term debt	18,000	37,000
Debt issuance costs	(322)	—

Net cash provided by financing activities	4,364	13,702
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(883)	242

Net Increase (Decrease) in Cash and Cash Equivalents	28,354	(10,941)
Cash and Cash Equivalents, beginning of period	31,655	44,403

Cash and Cash Equivalents, end of period	$60,009	$33,462

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$30,352	$11,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirteen weeks ended March 29, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 3, 2010.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2009 for the fiscal year ended December 28, 2008.
Certain prior period amounts related to discontinued operations (Note 4) and noncontrolling interest (Note 9) have been reclassified to conform to the current period presentation.
2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended March 29, 2009 and March 30, 2008 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Income from continuing operations	$15,071	$11,888
Basic earnings per share:
Weighted average shares outstanding	50,697	50,353

Per share amount	$0.30	$0.24

Diluted earnings per share:
Weighted average shares outstanding	50,697	50,353
Effect of dilutive securities:
Stock options and restricted stock	1,026	1,373

Weighted average shares assuming dilution	51,723	51,726

Per share amount	$0.29	$0.23

     For the thirteen weeks ended March 29, 2009, 155,703 weighted average shares of stock underlying options and 7,857 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
     For the thirteen weeks ended March 30, 2008, 376,936 weighted average shares of stock underlying options and 11,182 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
3. EQUITY INCENTIVE PLANS
     The Company had awards outstanding under four equity compensation plans at March 29, 2009: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

     On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. As of April 29, 2009, the Company had 1,065,357 shares of common stock available for issuance pursuant to future awards that may be granted under the plan.
A summary of the status of stock option awards issued and outstanding under the Company’s Plans is presented below.

	March 29, 2009
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at December 28, 2008	2,808	$8.03	4.6	$29,751
Options granted	5	15.86
Options exercised	—	—
Options forfeited/canceled/expired	(12)	25.62

Options outstanding at March 29, 2009	2,801	$7.97	4.3	$19,719

Options exercisable at March 29, 2009	2,462	$6.49	3.7	$19,700

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen weeks ended March 29, 2009 and March 30, 2008, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.2 million, respectively. The weighted average grant date fair value of options granted during the thirteen weeks ended March 29, 2009 was $5.47 per share. As of March 29, 2009, the Company had $2.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock
The Company had 425,684 shares of restricted stock outstanding at March 29, 2009 and at December 28, 2008. There were no grants or shares vested in the first fiscal quarter ended March 28, 2009 and no forfeitures of restricted stock.
During thirteen weeks ended March 29, 2009 and March 30, 2008, the Company recognized $0.9 million and $0.8 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of March 29, 2009, the Company had $5.2 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 1.8 years.
4. DISCONTINUED OPERATIONS
Under the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such facility, net of taxes, as a discontinued operation, so long as the financial results can be clearly identified, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. During the fiscal years 2008 and 2007, the Company discontinued operations at certain of its domestic and international subsidiaries. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with FAS 144 for the thirteen weeks ended March 29, 2009 and March 30, 2008. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all periods presented.
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

International services. On December 22, 2008, the Company announced the closure of its U.K.-based transportation division, Recruitment Solutions International (“RSI”). The Company purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for approximately $2 million in 2006. As a result of the termination of its transportation business in the United Kingdom, the Company wrote off assets of $2.6 million including goodwill of $2.3 million.
GEO Care. On June 16, 2008, the Company announced the discontinuation by mutual agreement of its contract with the State of New Mexico Department of Health for the management of Fort Bayard Medical Center effective June 30, 2008.
The following are the revenues and income (loss) related to discontinued operations for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Revenues	$244	$12,506
Net income (loss)	(366)	519
Basic earnings per share	$(0.01)	$0.01

Diluted earnings per share	$(0.01)	$0.01

5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Net income	$14,705	$12,407
Change in foreign currency translation, net of income tax (benefit) expense of $291 and $(125), respectively	495	(205)
Pension liability adjustment, net of income tax benefit of $28 and $29, respectively	44	44
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $61 and $(105), respectively	111	(170)

Total comprehensive income, net of tax	$15,355	$12,076

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirteen weeks ended March 29, 2009 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 28, 2008	Translation	March 29, 2009
U.S. corrections	$21,692	$—	$21,692
International services	510	7	517

Total segments	$22,202	$7	$22,209

Intangible assets consisted of the following (in thousands):

	Useful Life	Balance as of
	in Years	March 29, 2009
U.S. corrections — Facility Management Contracts	7-17	$14,450
International services — Facility Management Contract	18	1,875
U.S. corrections — Covenants not to compete	4	1,470

		$17,795
Less Accumulated Amortization		(5,830)

Net book value of amortizable intangible assets		$11,965

Amortization expense was $0.3 million and $0.3 million for U.S. corrections facility management contracts for thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. Amortization expense was $0.1 million and $0.1 million for U.S. corrections covenants not to compete for thirteen-weeks ended March 29, 2009 and March 30, 2008, respectively. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
7. FAIR VALUE OF ASSETS AND LIABILITIES
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company adopted FAS 157 on December 31, 2007 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. The Company adopted FAS 157 as it relates to non-financial assets and liabilities on December 29, 2008, the first day of the Company’s fiscal year beginning after November 15, 2008, which is the end of the one-year deferral period proscribed in FSP 157-2 “Effective Date of FASB Statement No. 157”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The following table provides the Company’s significant financial assets carried at fair value measured on a recurring basis as of March 29, 2009 (in thousands):

		Fair Value Measurements at March 29, 2009
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at March 29,	Active Markets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap derivative assets	$1,284	$—	$1,284	$—
Investments other than derivatives	42,459	41,160	1,299	—

	$43,743	$41,160	$2,583	$—

The Company’s non-financial assets measured on a recurring basis include goodwill. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, FAS 157 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is October 1, 2009 and as such, no fair value measurements have been made during the fiscal period ended March 29, 2009.
The Company’s non-financial assets measured on a non-recurring basis include the Company’s property and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present. FAS 157 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of March 29, 2009 and determined that there are no significant assets to be tested for recoverability under FAS 144 and as such, no fair value measurements related to non-financial assets have been made during the fiscal period ended March 29, 2009.
Valuation technique
The Company’s assets carried at fair value on a recurring basis consist of interest rate swap derivative assets, U.S. dollar denominated money market accounts and long-term investments. Where applicable, the Company uses quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to the Company’s Level 1 U.S. dollar denominated money market accounts. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of interest rate swap derivative assets and long-term investments. The changes in value of the money market accounts, long term investment and the fair value interest rate swaps are recorded in interest income or expense. Changes in the value of the Company’s cash flow hedge are recorded in other comprehensive income. The net unrealized gain (loss) in the cash flow hedges for the thirteen weeks ended March 29, 2009 and March 30, 2008 were $0.1 million and $(0.2) million respectively. The Company does not have any Level 3 assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.
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
     The Company has determined its 50% owned South African joint venture in South African Custodial Services Pty. Limited, which the Company refers to as SACS, is a variable interest entity (“VIE”) in accordance with (FIN 46R) which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary. SACS has a number of variable interest holders as defined in FIN 46R however, since the Company does not have control of SACS, the Company determined that it is not the primary beneficiary of SACS and as a result it is not required to consolidate SACS under FIN 46R. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $7.0 million at March 29, 2009 and its guarantees related to SACS as disclosed in Note 10. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $12.8 million, which represents the Company’s initial investment and the guarantees discussed in Note 10.
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
9. NONCONTROLLING INTEREST IN SUBSIDIARY
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

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests”, which was effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company implemented this accounting standard in the thirteen weeks ended March 29, 2009. The Company has applied this statement retrospectively in the presentation of its consolidated balance sheets. The income attributable to the noncontrolling interest is not material to the Company’s results of operations and is not presented separately. As a result, the Company reclassified its minority interest of $1.1 million, net of other comprehensive income, from non-current liabilities to Shareholders’ Equity on the consolidated balance sheet as of December 28, 2008.
On October 29, 2008, the Company, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of SACM which changed the Company’s share in the profits of the joint venture from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between the Company and the second joint venture partner on a pro rata basis based on their respective ownership percentages. As a result of the share purchase the Company recognized $1.9 million in amortizable intangible assets in accordance with FAS 141, Business Combinations.
There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirteen weeks ended March 29, 2009.
10. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On August 26, 2008, the Company completed a fourth amendment to its senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). Amendment No. 4 to the Credit Agreement requires the Company to maintain certain leverage ratios, as computed in accordance with the Credit Agreement at the end of each fiscal quarter for the immediately preceding four quarter-period. Amendment No. 4 to the Credit Agreement also adds a new interest coverage ratio which requires the Company to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminate the fixed charge coverage ratio formerly incorporated in the Credit Agreement. In addition, amendment No. 4 amends the capital expenditure limits applicable to the Company under the Credit Agreement. To the extent that the Company’s capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, certain maximum amounts will be added to the maximum capital expenditures that the Company can make in the following fiscal year.
During fiscal year 2008, the Company exercised the accordion feature of its Senior Credit Facility to add $90.0 million in borrowing capacity under the Revolver. Additionally, at March 29, 2009, the Company has the ability to increase its borrowing capacity under the Senior Credit facility by another $150.0 million subject to lender demand and market conditions.
As of March 29, 2009, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of March 29, 2009 was 2.05%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 2.20% as of March 29, 2009.
As of March 29, 2009, the Company had $157.7 million outstanding under the Term Loan B. The Company’s $240.0 million Revolver had $84.0 million outstanding in loans, $46.2 million outstanding in letters of credit and $109.8 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

Senior 8 1/4% Notes
     In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, the Company’s former majority shareholder, we issued $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company believes it was in compliance with all of the covenants of the Indenture governing the Notes as of March 29, 2009.
     The Notes are reflected net of the original issue discount of $2.4 million as of March 29, 2009 which is being amortized over the ten-year term of the Notes using the effective interest method.
Non-Recourse Debt
South Texas Detention Complex:
     The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.11% and 5.07%. Additionally, the Company is owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
     The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of March 29, 2009 and December 28, 2008 was $27.8 million and $27.9 million, respectively and is included in property and equipment in the accompanying balance sheets.
     On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of March 29, 2009, the remaining balance of the debt service requirement under the STDLC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of March 29, 2009, included in current restricted cash and non-current restricted cash is $6.3 million and $10.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
     The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended March 29, 2009 in relation to the WEDFA bond indenture. As of March 29, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is classified as current in the accompanying balance sheet.
     As of March 29, 2009, included in current restricted cash and non-current restricted cash is $7.1 million and $4.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
     The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $37.8 million and $38.1 million at March 29, 2009 and December 28, 2008, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at March 29, 2009, was $3.5 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
     In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $6.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $0.9 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
     The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.1 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
     In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.0 million, commencing in 2017. The Company has a liability of $1.3 million and $1.3 million related to this exposure as of March 29, 2009 and December 28, 2008, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.

     At March 29, 2009, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $5.4 million. The Company does not have any off balance sheet arrangements other than those previously disclosed in the Company’s Form 10-K.
Derivatives
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, the Company entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. During the thirteen weeks ended March 29, 2009, one of the Company’s lenders elected to prepay its interest rate swap obligations to the Company with respect to an aggregate notional amount of $25.0 million at the call option price which equaled the fair value of the interest rate swap on the respective call date. Since the Company did not elect to call any portion of the Notes, the Company is amortizing the value of the call option as a reduction to interest expense over the remaining life of the Notes.
Under the remaining swap agreement, the Company receives a fixed interest rate payment from the financial counterparty to the agreement equal to 8.25% per year calculated on the notional $25.0 million amount, while the Company makes a variable interest rate payment to the same counterparty equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $25.0 million amount. The Company has designated the swap as a hedge against the change in the fair value of a designated portion of the Notes due to the change in the underlying interest rate. Accordingly, the change in the fair value of the interest rate swap is recorded in earnings along with related designated change in the value of the Notes. Total net (loss) gain recognized and recorded in earnings related to the fair value hedge was $(0.1) million and $0.7 million for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. As of March 29, 2009 and December 28, 2008, the fair value of the remaining swap totaled $1.1 million and $1.2 million, respectively and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap during the period ended March 29, 2009.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net (loss) gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $0.2 million for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. The total value of the swap asset as of March 29, 2009 and December 28, 2008 was $0.4 million and $0.2 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
11. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. As a result, the Company believes it is fully insured for all damages, costs and expenses associated with the lawsuit and as such has not recorded any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at the Company’s former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by the Company, The Texas Rangers and the Texas Office of the Inspector General exonerated the Company and its employees of any culpability with respect to the incident. The Company believes that the verdict is contrary to law and unsubstantiated by the evidence. The Company’s insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied the Company’s post trial motions and the Company filed a notice of appeal on December 18, 2006. On April 2, 2009, the Thirteenth Court of Appeals, Corpus Christi, Texas, rendered its opinion which reversed in part and affirmed in part the verdict of the trial court. The appellate court reversed the award of $5.0 million to the Estate of Gregorio de la Rosa, Sr. and the award of $7,000 for funeral expenses. All other awards of compensatory and punitive damages were affirmed. The Company plans to appeal the decision of the Thirteenth Court of Appeals to the Texas Supreme Court. The supersedeas bond posted by the insurance carrier remains in place.
     In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $12.5 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations and cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter.
     On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of its facilities. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiffs allege that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. The Company believes it has several defenses to the allegations underlying this litigation, and the Company intends to vigorously defend its rights in this matter. In March 2009, the court denied the Company’s motion for judgment on pleadings and vacated its order staying discovery. The Company is seeking to have the matter certified for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit and stay further discovery. Nevertheless, the Company believes that, if resolved unfavorably, this matter may have a material adverse effect on its financial condition and results of operations. Discovery has recently commenced in connection with this matter.
     On October 23, 2008, a wage and hour claim seeking potential class action certification was served against the Company. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that the Company violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. The Company is in the preliminary stages of evaluating this claim but has preliminarily denied the plaintiffs’ assertions. Nevertheless, the Company cannot assure that, if resolved unfavorably, this matter would not have a material adverse effect on its financial condition, results of operations and cash flows.
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

GEO is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of March 29, 2009, the Company was in the process of constructing or expanding five facilities representing 4,970 total beds. The Company is providing the financing for four of the five facilities, representing 2,970 beds. Total capital expenditures related to these projects is expected to be $175.9 million, of which $49.5 million was completed through First Quarter 2009. The Company expects to incur at least another approximately $112 million in capital expenditures relating to these owned projects during fiscal year 2009, and the remaining $14.4 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. GEO is managing the construction of this project with total construction costs of $113.8 million, of which $6.1 million has been completed through First Quarter 2009 and $107.7 million of which remains to be completed through second quarter 2010.
The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2002 through 2005 and currently expects this examination to be concluded in 2009. Based on the status of the audit to date, the Company does not currently expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows.
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

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Revenues:
U.S. corrections	$191,770	$168,392
International services	25,678	34,031
GEO Care	28,603	30,445
Facility construction and design	13,010	29,586

Total revenues	$259,061	$262,454

Depreciation and amortization:
U.S. corrections	$9,084	$8,016
International services	332	382
GEO Care	400	511
Facility construction and design	—	—

Total depreciation and amortization	$9,816	$8,909

Operating income:
U.S. corrections	$41,493	$34,700
International services	1,867	2,505
GEO Care	3,479	3,257
Facility construction and design	79	147

Operating income from segments	46,918	40,609
General and administrative expenses	(17,236)	(17,024)

Total operating income	$29,682	$23,585

	March 29, 2009	December 28, 2008
Segment assets:
U.S. corrections	$1,097,827	$1,093,880
International services	67,744	69,937
GEO Care	15,914	21,169
Facility construction and design	14,709	10,286

Total segment assets	$1,196,194	$1,195,272

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively.

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Total operating income from segments	$46,918	$40,609
Unallocated amounts:
General and administrative expenses	(17,236)	(17,024)
Net interest expense	(6,114)	(5,732)

Income before income taxes, equity in earnings of affiliate and discontinued operations	$23,568	$17,853

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of March 29, 2009 and December 28, 2008, respectively.

	March 29, 2009	December 28, 2008
Reportable segment assets:	$1,196,194	$1,195,272
Cash	60,009	31,655
Deferred income tax	21,758	21,757
Restricted cash	31,706	32,697
Assets of discontinued operations	370	7,240

Total assets	$1,310,037	$1,288,621

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

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Revenues:
Correctional and detention	$217,448	$202,423
GEO Care	28,603	30,445
Facility construction and design	13,010	29,586

Total revenues	$259,061	$262,454

Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Statement of Operations Data
Revenues	$7,572	$9,165
Operating income	2,847	3,531
Net income	1,287	1,136

	March 29, 2009	December 28, 2008
Balance Sheet Data
Current assets	$17,847	$18,421
Non-current assets	37,821	37,722
Current liabilities	2,328	2,245
Non-current liabilities	39,270	41,321
Shareholders’ equity	14,070	12,577
As of March 29, 2009 and December 28, 2008, the Company’s investment in SACS was $7.0 million and $6.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
13. BENEFIT PLANS
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
The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	March 29, 2009	December 28, 2008
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,320	$17,938
Service cost	141	530
Interest cost	179	654
Plan amendments	—	—
Actuarial gain	—	246
Benefits paid	(17)	(48)

Projected benefit obligation, end of period	$19,623	$19,320

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	17	48
Benefits paid	(17)	(48)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(19,623)	$(19,320)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	71	82
Net loss	2,489	2,551

Accrued pension cost	$2,560	$2,633

	March 29, 2009	March 30, 2008
Components of Net Periodic Benefit Cost
Service cost	$141	$133
Interest cost	179	163
Amortization of:
Prior service cost	10	10
Net loss	62	62

Net periodic pension cost	$392	$368

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	5.00%	5.50%
In February 2009, the Company announced the retirement of its Chief Financial Officer. As a result of his retirement, effective August 2, 2009, the Company will pay $3.2 million in retirement payments under the executive retirement agreement, representing the discounted value of the benefit of August 2, 2009 plus gross up of $1.2 million for certain taxes as specified in the agreement. Including the benefits paid to the Company’s Chief Financial Officer (excluding gross up payments of $1.2 million), the Company expects to pay $2.2 million in the current fiscal year related to its defined benefit pension plans.
14. RECENT ACCOUNTING STANDARDS
The Company’s adoption of new accounting standards in the thirteen week period ended March 29, 2009 had no significant impact on the Company’s financial condition, results of operations or cash flows. The Company adopted the following accounting standards in the thirteen weeks ended March 29, 2009.
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
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”) which is effective for fiscal years beginning after December 15, 2008. FAS 141(R) retains the fundamental requirements in FAS 141 but broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.

In addition to these standards, the Company also adopted standards as discussed in Note 7, Note 8 and Note 9.
Future Adoption of Accounting Standards
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 28, 2009.
15. SUBSEQUENT EVENTS
On April 1, 2009, the Company announced the opening of the new $62.0 million Florida Civil Commitment Center (“FCCC”) replacement facility in Arcadia, Florida. The new facility has a capacity of 720 residents and will operate under a management contract with the Florida Department of Children and Families.
On April 23, 2009, the Company announced its award of a contract by U.S. Immigration and Customs Enforcement (ICE) for the continued management of the company-owned Broward Transition Center (the “Center”) located in Deerfield Beach, Florida. The Center houses non-criminal immigration detainees for ICE. GEO has owned and managed the Center since 1998. The new contract will have an initial term of one year effective April 1, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 600 to 700 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $21 million in annualized revenues at full occupancy, including the new transportation responsibilities.
On April 29, 2009, the Company’s shareholders approved amendments to The GEO Group, Inc. 2006 Stock Incentive Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of GEO common stock pursuant to awards granted under the plan.

THE GEO GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	our ability to secure facility management contracts on suitable terms for the operation of three facilities and/or facility expansions that we are currently constructing with an aggregate total of $166.5 million of our own capital, of which we have already spent $49.4 million;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional mental health and residential treatment services business;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given, among other things, the current adverse conditions in the capital markets, our current significant amount of indebtedness and the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates and on satisfactory terms, or at all;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the Securities and Exchange Commission on February 18, 2009. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended March 29, 2009 as “First Quarter 2009,” and we refer to the thirteen weeks ended March 30, 2008 as “First Quarter 2008.”
We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services, which are operated through our wholly-owned subsidiary GEO Care Inc., involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health care facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
As of March 29, 2009, we managed 58 facilities totaling approximately 52,500 beds worldwide. As of the end of First Quarter 2009, we had an additional 4,970 beds under development at five facilities, including an expansion and renovation of one vacant facility which we own, the expansion of three facilities we currently own and operate and a new 2,000-bed facility which we will manage upon completion. We maintained an average companywide facility occupancy rate of 95.2% for First Quarter 2009.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 18, 2009, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 28, 2008.

Fiscal 2009 Developments
On February 12, 2009, we announced that Mr. John G. O’Rourke will retire as our Chief Financial Officer effective August 2, 2009. Brian R. Evans, currently our Vice President — Finance, Treasurer and Chief Accounting Officer, will assume the position of Chief Financial Officer as of August 2, 2009. Mr. O’Rourke has entered into a two-year consulting agreement with GEO, which will begin effective upon his retirement.
The following table sets forth current expansion and development projects at March 29, 2009:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
North Lake Correctional Facility, Michigan(1)	1,225	1,725	Q4 2009	Federal or Various States	GEO
Northwest Detention Center, Washington(2)	545	1,575	Q4 2009	Federal	GEO
Aurora ICE Processing Center, Colorado(2)	1,100	1,500	Q1 2010	Federal	GEO
Broward Transition Center, Florida(3)	100	700	Q1 2010	Federal	GEO
Blackwater River Correctional Facility, Florida	2,000	2,000	Q2 2010	DMS	Third party

	4,970

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	We do not yet have customers for these expansion beds.

(3)	On April 23, 2009, we announced an award for the continued management of this facility including the expansion beds.
On January 8, 2009, we announced that our subsidiary, The GEO Group Australia Pty. Ltd. (“GEO Australia”) was selected as the preferred tenderer by the New South Wales, Department of Corrective Services (the “Department”) for the continued management and operation of the 790-bed Junee Correctional Center (the “Center”). GEO Australia has managed the minimum-to-medium security Center since its opening in 1993. The new contract will have a term of 15 years, inclusive of renewal options, and is expected to generate annual revenues of approximately $21 million.
On January 14, 2009 we announced the opening of a 192-bed expansion of the 576-bed Robert A. Deyton Detention Facility (the “Facility”) in Lovejoy, Georgia. We manage the Facility under a 20-year contract, inclusive of three five-year option periods, with the Office of the Federal Detention Trustee. We lease the Facility from Clayton County under a 20-year agreement, with two five-year renewal options. The Facility houses detainees under custody of the United States Marshals Service. We completed the intake of 192 detainees in First quarter of 2009 and expect the 192-bed expansion to generate approximately $4 million in additional annual operating revenues.
On January 28, 2009, we announced that our wholly owned U.K. subsidiary, GEO UK Ltd., signed a contract with the United Kingdom Border Agency for the management and operation of the Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. The contract for the management and operation of the Centre will have a term of three years and is expected to generate approximately $14 million in annual revenues for us. Under the terms of the contract, we will take over management of the existing Centre, which has a current capacity of 260 beds on June 29, 2009. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, our management contract is expected to generate approximately $19.5 million in annual revenues.
On April 23, 2009, we announced an award of a contract by U.S. Immigration and Customs Enforcement (ICE) for the continued management of the Broward Transition Center (referred to as the “Center”), which we own, located in Deerfield Beach, Florida. The new contract will have an initial term of one year effective April 1, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 600 to 700 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $21 million in annualized revenues at full occupancy, including the new transportation responsibilities.

Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
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
Property and Equipment

As of March 29, 2009, we had $903.9 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, (“FAS 144”) “Accounting for the Impairment of Disposal of Long-Lived Assets.” Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has reviewed our long-lived assets and determined that there are no events requiring impairment loss recognition for First Quarter 2009. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur which might impair recovery of long-lived assets. Management has reviewed its long-lived assets and determined there are no events requiring impairment loss recognition for the period ended March 29, 2009.
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
Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted FAS 157 on December 31, 2007 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. We adopted FAS 157 as it relates to non-financial assets and liabilities on December 29, 2008, the first day of our fiscal year beginning after November 15, 2008, which is the end of the one-year deferral period proscribed in FSP 157-2 “Effective Date of FASB Statement No. 157”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and our assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Commitments and Contingencies
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville,

Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. On April 2, 2009, the Thirteenth Court of Appeals, Corpus Christi, Texas, rendered its opinion which reversed in part and affirmed in part the verdict of the trial court. The appellate court reversed the award of $5.0 million to the Estate of Gregorio de la Rosa, Sr. and the award of $7,000 for funeral expenses. All other awards of compensatory and punitive damages were affirmed. We plan to appeal the decision of the Thirteenth Court of Appeals to the Texas Supreme Court. The supersedeas bond posted by the insurance carrier remains in place.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $12.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiff alleges that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. In March 2009, the court denied our motion for judgment on pleadings and vacated its order staying discovery. We are seeking to have the matter certified for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit and stay further discovery. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has recently commenced in connection with this matter.
On October 23, 2008, a wage and hour claim seeking potential class action certification was served against us. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that we violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. We are in the preliminary stages of evaluating this claim but has preliminarily denied the plaintiffs’ assertions. Nevertheless, we cannot assure that, if resolved unfavorably, this matter would not have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of March 29, 2009, we were in the process of constructing or expanding five facilities representing 4,970 total beds. We are providing the financing for four of the five facilities, representing 2,970 beds. Total capital expenditures related to these projects is expected to be $175.9 million, of which $49.5 million was completed through First Quarter 2009. We expect to incur at least another approximately $112 million in capital expenditures relating to these owned projects during fiscal year 2009, and the remaining $14.4 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. We are managing the construction of this project with total construction costs of $113.8 million, of which $6.1 million has been completed through First Quarter 2009 and $107.7 million of which remains to be completed through second quarter 2010.
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
For the purposes of the discussion below, “First Quarter 2009” means the thirteen week period ended March 29, 2009 and “First Quarter 2008” means the thirteen week period ended March 30, 2008.
Comparison of First Quarter 2009 and First Quarter 2008
Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$191,770	74.0%	$168,392	64.1%	$23,378	13.9%
International services	25,678	9.9%	34,031	13.0%	(8,353)	(24.5)%
GEO Care	28,603	11.1%	30,445	11.6%	(1,842)	(6.1)%
Facility construction and design	13,010	5.0%	29,586	11.3%	(16,576)	(56.0)%

Total	$259,061	100.0%	$262,454	100.0%	$(3,393)	(1.3)%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the First Quarter 2009 over First Quarter 2008, is primarily attributable to several items: (i) revenues increased due to our new contracts for the management of Joe Corley Detention Facility in Conroe, Texas; Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention Facility in Maverick, Texas. These three activations took place in the Third and Fourth Quarters of 2008 and attributed $8.6 million of the increase; (ii) revenues increased $7.9 million as a result of the opening of our Rio Grande Detention Center located in Laredo, Texas in Fourth Quarter 2008; (iii) revenues increased $2.6 million as a result of our 744-bed expansion of the LaSalle Detention Facility in Jena, Louisiana which opened in Second Quarter 2008; (iv) revenues increased $1.8 million as a result of the 500-bed expansion of East Mississippi Correctional Facility which was complete in Fourth Quarter 2008; (v) revenues increased $2.5 million due to our contract with Clayton County for the management of the Robert A. Deyton Detention Facility which opened in February 2008; (vi) we also experienced an increase of revenues of $2.1 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas. These increases were partially offset by a decrease in revenues of $2.2 million due to the termination of our management contract at the Sanders Estes Unit in Del Rio, Texas.
The number of compensated mandays in U.S. corrections facilities increased by approximately 371,000 to 3.6 million mandays in First Quarter 2009 from 3.2 million mandays in First Quarter 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.5% of capacity in First Quarter 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 95.9% in First Quarter 2008, excluding our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Complex, Maverick County Detention Facility and the Northeast New Mexico Detention Facility.
International services

Revenues for our International services segment during First Quarter 2009 decreased significantly over the prior year primarily due to unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound. These unfavorable fluctuations in foreign exchange rates resulted in a decrease of revenues over First Quarter 2008 of $9.1 million. These unfavorable variances were partially offset during First Quarter 2009 by an increase in revenues from our South African and Australian subsidiaries.
GEO Care
The decrease in revenues for GEO Care in First Quarter 2009 compared to First Quarter 2008 is primarily attributable to the termination of our management contract at the South Florida Evaluation and Treatment Center — Annex in Miami, Florida. This contract was terminated effective July 2008 and generated $3.2 million revenue during First Quarter 2008. The loss of revenues from this terminated contract was partially offset by combined increases of $1.1 million at the Florida Civil Commitment Center in Arcadia, Florida and the Treasure Coast Forensic Treatment Center in Stuart, Florida. The increases at these two facilities are mainly attributable to capacity increases.
Facility construction and design
The decrease in revenues from the Facility construction and design segment in First Quarter 2009 compared to First Quarter 2008 is mainly due to decreases in construction activities at four facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Second Quarter 2008 decreased revenues by $6.3 million; (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $8.3 million, (iii) the completion of Florida Civil Commitment Center in First Quarter 2009 decreased revenues by $5.5 million and (iv) the completion of Graceville Correctional Facility in First Quarter 2009 which decreased revenues by $3.1 million. These decreases over the same period in the prior year were slightly offset by an increase of $6.1 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009.
Operating Expenses

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$141,193	73.6%	$125,676	74.6%	$15,517	12.3%
International services	23,479	91.4%	31,144	91.5%	(7,665)	(24.6)%
GEO Care	24,724	86.4%	26,677	87.6%	(1,953)	(7.3)%
Facility construction and design	12,931	99.4%	29,439	99.5%	(16,508)	(56.1)%

Total	$202,327	78.1%	$212,936	81.1%	$(10,609)	(5.0)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in First Quarter 2009 as compared to First Quarter 2008. Overall costs decreased as a percentage of revenues mainly driven by higher margins at certain of our newer facilities and lower start up costs compared to First Quarter 2008.
International services
Operating expenses for international services facilities remained consistent as a percentage of segment revenues in First Quarter 2009 compared to First Quarter 2008.
GEO Care
Operating expenses for residential treatment decreased $2.0 million during First Quarter 2009 from First Quarter 2008 primarily due to the termination of our contract at the South Florida Evaluation and Treatment Center — Annex.

Facility construction and design
Operating expenses for facility construction and design decreased $16.5 million during First Quarter 2009 compared to First Quarter 2008 primarily due to a decrease in costs associated with our facilities under construction as a result of reduced activity as discussed above.
Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$17,236	6.7%	$17,024	6.5%	$212	1.2%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,090	0.4%	$1,755	0.7%	$(665)	(37.9)%
Interest Expense	$7,204	2.8%	$7,487	2.9%	$(283)	(3.8)%
The majority of our interest income generated in the thirteen weeks ended March 29, 2009 and March 30, 2008 is from the cash balances at our Australian subsidiary. The decrease in the current period over the same period last year is mainly attributable to lower invested cash balances during the period and lower interest rates.
The decrease in interest expense of $0.3 million is primarily attributable to a decrease in LIBOR rates which reduced expense. This decrease was partially offset by expense on additional revolver borrowings, finance fees related to Amendment No. 4 to our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and less capitalized interest from the completion of projects in fiscal year ending 2008. Total Borrowings at March 29, 2009 and March 30, 2008, excluding non-recourse debt and capital lease liabilities, were $391.2 million and $330.0 million, respectively.
Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$9,141	38.8%	$6,585	36.9%	$2,556	38.8%
The effective tax rate for First Quarter 2009 was approximately 38.8%, compared to the effective income tax rate of 36.9% for the same period in the prior year, which was lower as a result of certain non-recurring items. We estimate our annual effective tax rate for fiscal 2009 to be in the range of 38% to 39%.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $211 million, of which $58.9 million was spent during in fiscal year 2008 and through First Quarter of 2009. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $152.1 million, which will be spent through our fiscal third quarter 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2009. In addition to these current estimated capital requirements for 2009 and 2010, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2009 and/or 2010 could materially increase.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $240.0 million Revolver under our Senior Credit Facility (see discussion below). As of March 29, 2009, we had $109.8 million available for borrowing under the revolving portion of the Senior Credit Facility.
As of March 29, 2009, we had a total of $391.2 million of consolidated debt outstanding, excluding $109.6 million of non-recourse debt and capital lease liability balances of $15.6 million. As of March 29, 2009, we also had outstanding seven letters of guarantee totaling $5.4 million under separate international credit facilities. Based on our debt covenants, existing borrowing capacity and the amount of indebtedness we have outstanding, as of April 27, 2009, we had the ability to borrow an additional $108.6 million under our Senior Credit Facility. We also have the ability to increase borrowing capacity by $150.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt service obligations could have a material impact on our cash flows available to finance capital projects.
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
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity. On February 12, 2009, we announced that Mr. John G. O’Rourke, Chief Financial Officer, will retire effective August 2, 2009. As a result of his retirement, we have an obligation to make a one-time payment of $3.2 million to Mr. O’Rourke in August 2009 under the terms of his retirement agreement. This amount is recorded in accrued expenses in the accompanying balance sheet as of March 29, 2009.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.
The Senior Credit Facility
On August 26, 2008, we completed a fourth amendment to our senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between us, as Borrower, certain of our subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). Amendment No. 4 to the Credit Agreement requires us to maintain certain leverage ratios, as computed in accordance with the Credit Agreement at the end of each fiscal quarter for the immediately preceding four quarter-period. Amendment No. 4 to the Credit Agreement also adds a new interest coverage ratio which requires us to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminates the fixed charge coverage ratio formerly incorporated in the Credit Agreement. In addition, Amendment No. 4 amends the capital expenditure limits applicable to us under the Credit Agreement. To the extent that our capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, certain maximum amounts will be added to the maximum capital expenditures that we can make in the following fiscal year.
During fiscal year 2008, we exercised the accordion feature of our Senior Credit Facility to add $90.0 million in borrowing capacity under the Revolver. Additionally, at March 29, 2009, we had the ability to increase our borrowing capacity under the Senior Credit facility by another $150.0 million subject to lender demand and market conditions.
As of March 29, 2009, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.5% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of March 29, 2009 was 2.05%). The Revolver currently bears interest at LIBOR plus 2.0% or at the base rate (prime rate) plus 1.0%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 2.20% as of March 29, 2009.
As of March 29, 2009, we had $157.7 million outstanding under the Term Loan B, and our $240.0 million Revolver had $84.0 million outstanding in loans, $46.2 million outstanding in letters of credit and $109.8 million available for borrowings. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.
Senior 8 1/4% Notes
We have $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, referred to as the Notes, issued and outstanding. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit our ability to incur certain additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. We believe we were in compliance with all of the covenants of the Indenture governing the notes as of March 29, 2009.
The Notes are reflected net of the original issue discount of $2.4 million as of March 29, 2009, which is being amortized over the ten-year term of the Notes using the effective interest rate method.
Non-Recourse Debt

South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, referred to as “CSC”. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement, referred to as “ICE”, for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation, referred to as “STLDC”, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.11% and 5.07%. Additionally, we are owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
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
On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of March 29, 2009, the remaining balance of the debt service requirement under the STLDC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of March 29, 2009, included in current restricted cash and non-current restricted cash is $6.3 million and $10.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended March 29, 2009 in relation to the WEDFA bond indenture. As of March 29, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is due within the next 12 months.
As March 29, 2009, included in current restricted cash and non-current restricted cash is $7.1 million and $4.2 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $37.8 million at March 29, 2009. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at March 29, 2009, was $3.5 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $6.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $0.9 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.1 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.0 million commencing in 2017. We have a liability of $1.3 million related to this exposure as of March 29, 2009. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At March 29, 2009, we also have outstanding seven letters of guarantee related to our Australian subsidiary totaling $5.4 million under separate international facilities. We do not have any off balance sheet arrangements other than those previously disclosed in our Form 10-K.
Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. We measure our derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. In the thirteen weeks ended March 29, 2009, one of our lenders elected to prepay its interest rate swap obligations to us at the call option price which equaled the fair value of the interest rate swap on the respective call date. Since we did not elect to call any portion of the Notes, we are amortizing the value of the call option as an offset to interest expense over the remaining life of the Notes.
Under the remaining swap agreement, we receive a fixed interest rate payment from the financial counterparty to the agreement equal to 8.25% per year calculated on the notional $25.0 million amount, while we make a variable interest rate payment to the same counterparty equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $25.0 million amount. We have designated the swap as a hedge against the change in the fair value of a designated portion of the Notes due to the change in the underlying interest rate. Accordingly, the change in the fair value of the interest rate swap is recorded in earnings along with related designated change in the value of the Notes. Total net (loss) gain recognized and recorded in earnings related to the fair value hedge was $(0.1) million and $0.7 million for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. As of March 29, 2009 and December 28, 2008, the fair value of the remaining swap totaled $1.1 million and $1.2 million, respectively and is included in other non-current assets and as an adjustment to the carrying value of the Notes in the accompanying consolidated balance sheets. There was no material ineffectiveness in this interest rate swap during the period ended March 29, 2009.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net (losses) gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $0.2 million for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively. The total value of the swap asset as of March 29, 2009 and December 28, 2008 was $0.4 million and $0.2 million, respectively, and is recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
Cash Flow
Cash and cash equivalents as of March 29, 2009 was $60.0 million, an increase of $28.3 million from December 28, 2008.
Cash provided by operating activities of continuing operations amounted to $42.2 million in First Quarter 2009 versus cash used by operating activities of continuing operations of $(4.2) million in First Quarter 2008. Cash provided by operating activities of continuing operations in First Quarter 2009 was positively impacted by decreases in accounts receivable due to the timing of cash collections from our customers. Cash used by operating activities of continuing operations in First Quarter 2008 was negatively impacted by an increase in accounts receivable.
Cash used in investing activities of continuing operations amounted to $22.4 million in First Quarter 2009 compared to cash used in investing activities of continuing operations of $27.2 million in First Quarter 2008. Cash used in investing activities of continuing operations in First Quarter 2009 primarily reflects capital expenditures of $23.4 million related to the construction of correctional and detention facilities and a decrease in restricted cash of $1.0 million. Cash used in investing activities in the First Quarter 2008 primarily reflects capital expenditures of $32.3 million and a decrease in restricted cash of $5.1 million.
Cash provided by financing activities in First Quarter 2009 amounted to $4.4 million compared to cash provided by financing activities of $13.7 million in First Quarter 2008. Cash provided by financing activities in the First Quarter 2009 reflects proceeds received from borrowings on our Revolver of $18.0 million offset by payments on the Revolver of $8.0 million and payments on other long-term debt and Non-recourse debt of $6.3 million. Cash provided by financing activities in the First Quarter 2008 reflects proceeds received from borrowings on our Revolver of $37.0 million offset by payments on the Revolver of $17.0 million and payments on long-term debt and Non-recourse debt of $6.5 million.
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
Revenue
Domestically, we continue to see significant growth opportunities in the state and federal markets. We believe that the states in which we currently operate will continue to face significant correctional bed needs and will increasingly rely on private beds to meet this demand. As these and other states across the country face budgetary pressures, we believe that their ability to achieve cost savings will become an even more important priority, which we believe will lead to the continued use of public-private partnerships to develop and manage major correctional infrastructure projects. In October 2008, we announced a $48.0 million contract award in Florida for a new 2,000-bed healthcare prison, which will open in mid-2010. We expect that GEO Corrections and GEO Care will recognize $28.0 million and $20.0 million in annual revenues, respectively, from this project. We believe that our ability to partner with GEO Care gives us a competitive advantage in pursuing additional projects of this kind in other states. In the Federal market, all three detention agencies — the Bureau of Prisons (referred to as “BOP”), the U.S. Marshals Service, and Immigration and Customs Enforcement (referred to as “ICE”) — continue to be funded by Congress to grow their detention capacity. The U.S. Marshals Service and the BOP both house criminal aliens facing charges or serving time as a result of a criminal conviction, and ICE houses alien populations facing deportation proceedings. Earlier this year, ICE launched a new $800.0 million initiative targeting criminal aliens throughout the country which has been allocated an additional $200.0 million for this purpose. We believe that these federal initiatives to target, detain, and deport criminal aliens throughout the country will continue to drive the need for immigration detention beds over the next several years, and these initiatives have been funded by Congress on a bipartisan basis. While the foregoing statements represent our current good faith beliefs on future demands for our services at the federal and state levels, we cannot assure you that government budgetary constraints, the overall uncertain status of the U.S. economy and/or changes in government policymaking at the federal and state levels implemented by new leadership or otherwise, will not materially adversely affect our business.
Internationally, we received notice that our South African subsidiary has been short listed for four 3,000-bed prison projects totaling 12,000 beds. Requests for Proposal were issued in December 2008 and we will be submitting our bids on the projects by the end of May 2009. We expect preferred bidders to be announced in November 2009 and anticipate final close to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. We will continue to actively bid on any new international projects that fit our target profile for profitability and operational risk.
Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In 2008, certain contracts were terminated either by us or by the other parties to these contracts. Although we do not expect these terminations to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, several of our management contracts are up for renewal and/or re-bid in 2009 and 2010. Although we have historically had a relative high contract renewal rate and win rate on re-bid situations, there can be no assurance that we will be able to renew our management contracts scheduled to expire or up for re-bid in the near future on favorable terms, or at all.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 28, 2008, in First Quarter 2009, operating expenses totaled 78.1% of our consolidated revenues. Our operating expenses as a percentage of revenue for the remainder of fiscal 2009 may be negatively impacted by several other factors including increasing costs in utilities, insurance and other essential operating costs. While the full impact of these cost increases cannot currently be predicted with certainty, we do not expect them to have a material adverse impact on our financial condition.
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
Recent Accounting Developments
Adopted Accounting Standards
We adopted the following accounting standards in the thirteen weeks ended March 29, 2009. None of these standards had a significant impact on our financial condition, results of operations or cash flows as of or for the period ended March 29, 2009.
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
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to provide a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities. This FSP deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As a result of the issuance of FSP 157-2, we elected to defer the adoption of this standard for non-financial assets and non-financial liabilities until the thirteen weeks ended March 29, 2009, the first interim period beginning after November 15, 2008.
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method” (“FAS 141R”) and FAS No. 160, “Accounting for Noncontrolling Interests” (FAS 160) which are both effective for fiscal years beginning after December 15, 2008. FAS 141(R) retains the fundamental requirements in FAS 141 but broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141R applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. FAS 160 amends ARB No. 51 and clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. In November 2008, the FASB also issued EITF No. 08-6 “Equity Method Investment Accounting” which has an effective date consistent with FAS 141(R) and FAS 160. This statement is to be applied prospectively and was issued to clarify the accounting for certain transactions and impairment considerations involving equity method investments.
Future Adoption of Accounting Standards
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The

FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on June 28, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $241.7 million and $46.2 million in outstanding letters of credit, as of March 29, 2009, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.4 million.
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. In the thirteen weeks ended March 29, 2009, one of our lenders elected to prepay its interest rate swap obligations to us at the call option price which equaled the fair value of the interest rate swap on the respective call date. Under the remaining swap agreement, we receive a fixed interest rate payment from the financial counterparty to the agreement equal to 8.25% per year calculated on the notional $25.0 million amount, while we make a variable interest rate payment to the same counterparty equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $25.0 million amount. For every one percent increase in the interest rate applicable to the $25.0 million Swap agreement in the Notes described above, our total annual interest expense will increase by $0.3 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 29, 2009, every 10 percent change in historical currency rates would have approximately a $3.1 million effect on our financial position and approximately a $0.2 million impact on our results of operations over the next fiscal year.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. On April 2, 2009, the Thirteenth Court of Appeals, Corpus Christi, Texas, rendered its opinion which reversed in part and affirmed in part the verdict of the trial court. The appellate court reversed the award of $5.0 million to the Estate of Gregorio de la Rosa, Sr. and the award of $7,000 for funeral expenses.  All other awards of compensatory and punitive damages were affirmed.  We plan to appeal the decision of the Thirteenth Court of Appeals to the Texas Supreme Court.  The supersedeas bond posted by the insurance carrier remains in place.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $12.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiffs allege that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. We believe we have several defenses to the allegations underlying this litigation and intend to vigorously defend our rights in this matter. In March 2009, the court denied our motion for judgment on pleadings and vacated its order staying discovery. We are seeking to have the matter certified for interlocutory appeal to the U.S. Court of Appeals for the Third Circuit and stay further discovery. Nevertheless, we believe that, if resolved unfavorably, this matter could have a material adverse effect on our financial condition and results of operations. Discovery has recently commenced in connection with this matter.
     On October 23, 2008, a wage and hour claim seeking potential class action certification was served against us. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that we violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. We are in the preliminary stages of evaluating this claim but has preliminarily denied the plaintiffs’ assertions. Nevertheless, we cannot assure that, if resolved unfavorably, this matter would not have a material adverse effect on our financial condition, results of operations and cash flows.

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
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed on February 18, 2009.
The revolving portion of our Senior Credit Facility is scheduled to mature in September 2010. Given current market conditions, a refinancing or extension of the Senior Credit Facility could increase our overall interest expense.
As of April 27, 2009, we had a total of $84.0 outstanding under the revolving portion of our Senior Credit Facility bearing interest at a rate of LIBOR plus 2.00%. This revolving portion of our senior loan is scheduled to mature in September 2010. In addition, as of April 27, 2009, we had a total of $157.1 outstanding under the term loan portion of our Senior Credit Facility bearing interest at a rate of LIBOR plus 1.50%. In light of the scheduled maturity date on the revolver, we will likely seek to refinance or extend the maturity date of our Senior Credit Facility during the next 12-18 months. Given current market conditions, in the event that we were to refinance or extend the maturity date of our Senior Credit Facility, the interest rates on both our revolving loan and our term loan could increase, resulting in an increase in our overall interest expense. As of March 29, 2009, based on borrowings outstanding under the Senior Credit Facility of $241.7 million and $46.2 million in outstanding letters of credit, respectively, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $2.4 million.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
10.1	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.2	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.3	Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John G. O’Rourke (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.4	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.5	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.6	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Thomas M. Wierdsma (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.7	Amended and Restated The GEO Group, Inc. Senior Management Performance Award Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

10.8	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on January 7, 2009).

31.1	Section 302 CEO Certification.

31.2	Section 302 CFO Certification.

32.1	Section 906 CEO Certification.

32.2	Section 906 CFO Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: April 30, 2009	/s/ John G. O’Rourke
John G. O’Rourke
Senior Vice President & Chief Financial Officer (principal financial officer)