Form 10-Q
period 2009-06-28
GEO GROUP INC
filed 2009-08-03
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
Commission file number 1-14260
The GEO Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0043078 (IRS Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700, Boca Raton, Florida (Address of Principal Executive Offices)	33487 (Zip Code)
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
Yes ☐   No ☑
At July 31, 2009, 51,293,750 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JUNE 28, 2009 AND JUNE 29, 2008
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$276,379	$269,994	$535,440	$532,448
Operating expenses	218,857	216,024	421,184	429,022
Depreciation and amortization	9,630	9,285	19,446	18,194
General and administrative expenses	17,015	17,857	34,251	34,881

Operating income	30,877	26,828	60,559	50,351
Interest income	1,206	1,947	2,296	3,702
Interest expense	(6,761)	(6,871)	(13,965)	(14,358)

Income before income taxes, equity in earnings	25,322	21,904	48,890	39,695
of affiliate and discontinued operations Provision for income taxes	9,690	8,663	18,831	15,186
Equity in earnings of affiliate, net of income tax provision of $334, $300, $584 and $543	859	611	1,503	1,231

Income from continuing operations	16,491	13,852	31,562	25,740
Income (loss) from discontinued operations, net of tax provision (benefit) of $13, $206, $(216) and $527	20	347	(346)	866

Net income	$16,511	$14,199	$31,216	$26,606

Weighted-average common shares outstanding:
Basic	50,802	50,506	50,749	50,429

Diluted	51,835	51,837	51,784	51,782

Income per common share:
Basic:
Income from continuing operations	$0.32	$0.27	$0.62	$0.51
Income from discontinued operations	0.01	0.01	0.00	0.02

Net income per share-basic	$0.33	$0.28	$0.62	$0.53

Diluted:
Income from continuing operations	$0.32	$0.27	$0.61	$0.50
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.01

Net income per share-diluted	$0.32	$0.27	$0.60	$0.51

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 28, 2009 AND DECEMBER 28, 2008
(In thousands, except share data)

	June 28, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$47,177	$31,655
Restricted cash	13,313	13,318
Accounts receivable, less allowance for doubtful accounts of $350 and $625	189,530	199,665
Deferred income tax asset, net	17,340	17,340
Other current assets	12,112	12,911
Current assets of discontinued operations	—	7,031

Total current assets	279,472	281,920

Restricted Cash	21,560	19,379
Property and Equipment, Net	940,889	878,616
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	35,093	31,195
Deferred Income Tax Assets, Net	4,417	4,417
Goodwill	22,293	22,202
Intangible Assets, Net	11,910	12,393
Other Non-Current Assets	36,436	33,942
Non-Current Assets of Discontinued Operations	—	209

	$1,356,418	$1,288,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,006	$56,143
Accrued payroll and related taxes	28,622	27,957
Accrued expenses	91,136	82,442
Current portion of capital lease obligations, long-term debt and non-recourse debt	18,788	17,925
Current liabilities of discontinued operations	—	1,459

Total current liabilities	203,552	185,926

Deferred Income Tax Liability	14	14
Other Non-Current Liabilities	31,692	28,876
Capital Lease Obligations	14,779	15,126
Long-Term Debt	386,486	378,448
Non-Recourse Debt	100,551	100,634
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,354,260 and 67,197,775 issued and 51,279,260 and 51,122,775 outstanding	513	511
Additional paid-in capital	346,417	344,175
Retained earnings	331,189	299,973
Accumulated other comprehensive loss	(444)	(7,275)
Treasury stock 16,075,000 shares, at cost, at June 28, 2009 and December 28, 2008	(58,888)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	618,787	578,496
Noncontrolling interest	557	1,101

Total shareholders’ equity	619,344	579,597

	$1,356,418	$1,288,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JUNE 28, 2009 AND JUNE 29, 2008
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008
Cash Flow from Operating
Activities:
Net income	$31,216	$26,606

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization expense	19,446	18,194
Amortization of debt issuance costs	2,256	1,335
Amortization of unearned stock-based compensation	1,858	1,382
Stock-based compensation expense	522	421
Provision for doubtful accounts	(61)	300
Equity in earnings of affiliates, net of tax	(1,503)	(1,231)
Income tax charge (benefit) of equity compensation	146	(676)
Changes in assets and liabilities:
Accounts receivable	12,738	(22,007)
Other current assets	596	737
Other assets	373	(1,881)
Accounts payable and accrued expenses	7,698	6,095
Accrued payroll and related taxes	(862)	1,552
Other liabilities	3,109	1,322

Net cash provided by (used in) operating activities of continuing operations	77,532	32,149
Net cash provided by operating activities of discontinued operations	5,818	1,506

Net cash provided by operating activities	83,350	33,655

Cash Flow from Investing Activities:
(Increase) Decrease in restricted cash	(1,563)	6,464
Capital expenditures	(71,759)	(70,663)

Net cash used in investing activities of continuing operations	(73,322)	(64,199)
Net cash used in investing activities of discontinued operations	—	(120)

Net cash used in investing activities	(73,322)	(64,319)

Cash Flow from Financing Activities:
Payments on debt	(16,325)	(46,698)
Termination of interest rate swap agreement	1,031	—
Proceeds from the exercise of stock options	8	429
Income tax (charge) benefit of equity compensation	(146)	676
Proceeds from long-term debt	18,000	72,000
Debt issuance costs	(326)	(78)

Net cash provided by financing activities	2,242	26,329
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,252	1,007

Net Increase (Decrease) in Cash and Cash Equivalents	15,522	(3,328)
Cash and Cash Equivalents, beginning of period	31,655	44,403

Cash and Cash Equivalents, end of period	$47,177	$41,075

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$28,452	$4,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the twenty-six weeks ended June 28, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 3, 2010.
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
2. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Income from continuing operations	$16,491	$13,852	$31,562	$25,740
Basic earnings per share:
Weighted average shares outstanding	50,802	50,506	50,749	50,429

Per share amount	$0.32	$0.27	$0.62	$0.51

Diluted earnings per share:
Weighted average shares outstanding	50,802	50,506	50,749	50,429
Effect of dilutive securities:
Stock options and restricted stock	1,033	1,331	1,035	1,353

Weighted average shares assuming dilution	51,835	51,837	51,784	51,782

Per share amount	$0.32	$0.27	$0.61	$0.50

Thirteen Weeks

For the thirteen weeks ended June 28, 2009, 89,966 weighted average shares of stock underlying options and 13,807 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the thirteen weeks ended June 29, 2008, 383,020 weighted average shares of stock underlying options and no shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Twenty-six Weeks

For the twenty-six weeks ended June 28, 2009, 121,859 weighted average shares of stock underlying options and 8,035 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the twenty-six weeks ended June 29, 2008, 380,097 weighted average shares of stock underlying options and no shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
3. EQUITY INCENTIVE PLANS
The Company had awards outstanding under four equity compensation plans at June 28, 2009: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. On June 26, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 163,000 restricted stock awards to certain employees. As of June 28, 2009, the Company had 918,972 shares of common stock available for issuance pursuant to future awards that may be granted under the plan.
A summary of the status of stock option awards issued and outstanding under the Company’s Plans as of June 28, 2009 is presented below.

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at December 28, 2008	2,808	$8.03	4.6	$29,751
Options granted	5	15.86
Options exercised	—	—
Options forfeited/canceled/expired	(22)	24.04

Options outstanding at June 28, 2009	2,791	$7.92	4.1	$30,795

Options exercisable at June 28, 2009	2,458	$6.46	3.5	$30,419

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen and twenty-six weeks ended June 28, 2009, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.5 million, respectively. For the thirteen and twenty-six weeks ended June 29, 2008, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.4 million, respectively. The weighted average grant date fair value of options granted during the twenty-six weeks ended June 28, 2009 was $5.47 per share. As of June 28, 2009, the Company had $1.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock
A summary of restricted stock issued as of December 28, 2008 and changes during twenty-six weeks ended June 28, 2009 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at December 28, 2008	425,684	$19.54
Granted	163,000	18.56
Vested	(176,597)	18.27
Forfeited/canceled	(7,015)	20.30

Restricted stock outstanding at June 28, 2009	405,072	$19.69

During the thirteen and twenty-six weeks ended June 28, 2009, the Company recognized $1.0 million and $1.9 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen and twenty-six weeks ended June 29, 2008, the Company recognized $0.6 million and $1.4 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of June 28, 2009, the Company had $7.1 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.6 years.
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
Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the fiscal years 2009 and 2008, the Company discontinued operations at certain of its domestic and international subsidiaries. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations in accordance with FAS 144 for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all periods presented.
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
The following are the revenues and income (loss) related to discontinued operations for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$46	$12,441	$290	$24,947
Net (loss) income	20	347	(346)	866
Basic earnings per share	$0.01	$0.01	$0.00	$0.02

Diluted earnings per share	$0.00	$0.00	$(0.01)	$0.01

5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$16,511	$14,199	$31,216	$26,606
Change in foreign currency translation, net of income tax expense of $2,087, $778, $2,275 and $650, respectively	4,713	1,243	5,208	1,038
Pension liability adjustment, net of income tax expense of $29, $29, $57 and $57, respectively	44	44	88	88
Unrealized gain on derivative instruments, net of income tax expense of $451, $260, $512 and $155, respectively	820	424	931	254

Comprehensive income	$22,088	$15,910	$37,443	$27,986

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the twenty-six weeks ended June 28, 2009 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 28, 2008	Translation	June 28, 2009
U.S. corrections	$21,692	$—	$21,692
International services	510	91	601

Total segments	$22,202	$91	$22,293

Intangible assets consisted of the following (in thousands):

	Useful Life	Balance as of
	in Years	June 28, 2009
U.S. corrections — Facility Management Contracts	7-17	$14,450
International services — Facility Management Contract	18	2,311
U.S. corrections — Covenants not to compete	4	1,470

		$18,231
Less Accumulated Amortization		(6,321)

Net book value of amortizable intangible assets		$11,910

Amortization expense was $0.3 million and $0.7 million for U.S. corrections facility management contracts for the thirteen and twenty-six weeks ended June 28, 2009, respectively. Amortization expense was $0.4 million and $0.7 million for U.S. corrections facility management contracts for the thirteen and twenty-six weeks ended June 29, 2008, respectively. Amortization expense was $0.1 million and $0.2 million for U.S. corrections covenants not to compete for the thirteen and twenty-six weeks ended June 28, 2009, respectively. Amortization expense was $0.1 million and $0.2 million for U.S. corrections covenants not to compete for the thirteen and twenty-six weeks ended June 29, 2008, respectively. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
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

The following table provides the Company’s significant financial assets carried at fair value measured on a recurring basis as of June 28, 2009 (in thousands):

		Fair Value Measurements at June 28, 2009
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at June 28,	Active Markets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap derivative assets	$2,370	$—	$2,370	$—
Investments other than derivatives	1,365	—	1,365	—

	$3,735	$—	$3,735	$—

The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, FAS 157 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is October 1, 2009 and as such, no fair value measurements have been made during the fiscal period ended June 28, 2009. No events have occurred that would indicate an impairment of goodwill.
The Company’s non-financial assets measured on a non-recurring basis include the Company’s property and equipment and finite-use intangible assets which are measured for recoverability, using level 3 inputs, when indicators for impairment are present. FAS 157 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed. The Company has reviewed its long-lived assets as of June 28, 2009 and determined that there are no significant assets to be tested for recoverability under FAS 144 and as such, no fair value measurements related to non-financial assets have been made during the fiscal period ended June 28, 2009.
Valuation technique
The Company’s assets carried at fair value on a recurring basis consist of interest rate swap derivative assets and long-term investments. Where applicable, the Company uses quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist of interest rate swap derivative assets and long-term investments. The changes in value of the long term investment and the fair value interest rate swaps are recorded in interest income or expense. Changes in the value of the Company’s cash flow hedge are recorded in other comprehensive income. The net unrealized gain in the cash flow hedge for the thirteen and twenty-six weeks ended June 28, 2009 was $0.8 million and $0.9 million respectively. The net unrealized gain in the cash flow hedge for the thirteen and twenty-six weeks ended June 29, 2008 was $0.4 million and $0.3 million respectively. The Company does not have any Level 3 assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.
8. FINANCIAL INSTRUMENTS
In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 28, 2009.

The following table presents the carrying values and fair values for the Company’s financial instruments, not discussed in Note 7, at June 28, 2009:

	June 28, 2009
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and Cash equivalents	47,177	47,177
Restricted cash	34,873	34,873

Liabilities:
Borrowings under the Senior Credit Facility	240,788	224,661
Senior 8 1/4% Notes	150,000	147,000
Non-Recourse Debt	116,974	114,378
The fair values of publicly traded debt were based on market prices, where available. The fair value of the nonrecourse debt related to the Company’s Australian subsidiary was estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility was based on an estimate of trading value considering the company’s borrowing rate, the undrawn spread and similar trades. The fair values of all other financial instruments, including cash and cash equivalents and restricted cash, approximated their fair values at June 28, 2009.
9. VARIABLE INTEREST ENTITIES
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
In November 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”. These standards increase disclosures requirements for public companies for reporting periods after December 15, 2008. The standard was adopted by the company in the twenty-six weeks ended June 28, 2009 and did not have a significant impact on the Company’s financial condition, results of operations or cash flows.
The Company has reviewed its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a variable interest entity (“VIE”), for consolidation in accordance with (FIN 46R) and has determined that the Company is not the primary beneficiary of SACS since it does not absorb a majority of the entity’s losses nor does it receive a majority of the entity’s expected returns. Additionally, the Company does not have the ability to exercise significant influence over SACS. As such, this entity is not consolidated. The Company accounts for SACS as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $7.0 million at June 28, 2009 and its guarantees related to SACS as disclosed in Note 10. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $12.8 million, which represents the Company’s initial investment and the guarantees discussed in Note 10.
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

10. NONCONTROLLING INTEREST IN SUBSIDIARY
The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements in accordance with FAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Center in the Republic of South Africa under a 25-year management contract which commenced in February 2002.
In December 2007, the FASB issued FAS No. 160, Accounting for Noncontrolling Interests (“FAS 160”), which was effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company implemented this accounting standard in the twenty-six weeks ended June 28, 2009. The Company has applied this statement retrospectively in the presentation of its consolidated balance sheets. As a result, the Company reclassified its minority interest of $1.1 million, net of other comprehensive income, from non-current liabilities to Shareholders’ Equity on the consolidated balance sheet as of December 28, 2008. The income attributable to the noncontrolling interest is not material to the Company’s results of operations and is not presented separately.
On October 29, 2008, the Company, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of SACM which changed the Company’s share in the profits of the joint venture from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between the Company and the second joint venture partner on a pro rata basis based on their respective ownership percentages. As a result of the share purchase the Company recognized $2.3 million in amortizable intangible assets valued at foreign exchange rates as of June 28, 2009.
There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the twenty-six weeks ended June 28, 2009.
11. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On August 26, 2008, the Company completed an amendment to its senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). Amendment No. 4 to the Credit Agreement requires the Company to maintain certain leverage ratios, as computed in accordance with the Credit Agreement at the end of each fiscal quarter for the immediately preceding four quarter-period. Amendment No. 4 to the Credit Agreement also adds a new interest coverage ratio which requires the Company to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminate the fixed charge coverage ratio formerly incorporated in the Credit Agreement. In addition, amendment No. 4 amends the capital expenditure limits applicable to the Company under the Credit Agreement. To the extent that the Company’s capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, certain maximum amounts will be added to the maximum capital expenditures that the Company can make in the following fiscal year. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of June 28, 2009.

As of June 28, 2009, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.50% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of June 28, 2009 was 1.89%). The Revolver currently bears interest at LIBOR plus 1.75% or at the base rate (prime rate) plus 0.75%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 1.95% as of June 28, 2009.
As of June 28, 2009, the Company had $156.8 million outstanding under the Term Loan B. The Company’s $240.0 million Revolver had $84.0 million outstanding in loans, $45.5 million outstanding in letters of credit and $110.5 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.
The Company has the ability to increase its borrowing capacity under the Senior Credit facility by another $150.0 million subject to lender demand and market conditions.
Senior 8 1/4% Notes
In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, the Company’s former majority shareholder, the Company issued $150.0 million in aggregate principal amount, ten-year, 8¼% senior unsecured notes (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8¼%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, the Company may redeem all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 102.750% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company’s failure to comply with certain of the covenants under the indenture governing the Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable if default of other indebtedness is caused by failure to make payment when due at final maturity or if default of other indebtedness results in the acceleration of that indebtedness prior to its express maturity. The Company believes it was in compliance with all of the covenants of the Indenture governing the Notes as of June 28, 2009.
The Notes are reflected net of the original issue discount of $2.3 million as of June 28, 2009 which is being amortized over the ten-year term of the Notes using the effective interest method.
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
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of June 28, 2009 and December 28, 2008 was $27.6 million and $27.9 million, respectively and is included in property and equipment in the accompanying balance sheets.

On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of June 28, 2009, the remaining balance of the debt service requirement under the STDLC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of June 28, 2009, included in current restricted cash and non-current restricted cash is $6.3 million and $11.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended June 28, 2009 in relation to the WEDFA bond indenture. As of June 28, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is classified as current in the accompanying balance sheet.
As of June 28, 2009, included in current restricted cash and non-current restricted cash is $7.0 million and $5.8 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $43.0 million and $38.1 million at June 28, 2009 and December 28, 2008, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at June 28, 2009, was $4.0 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $7.7 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.

The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.6 million, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under this guarantee and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations relative to this guarantee expire upon SACS’s fulfillment of its contractual obligations.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.2 million, commencing in 2017. The Company has a liability of $1.4 million and $1.3 million related to this exposure as of June 28, 2009 and December 28, 2008, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At June 28, 2009, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $6.3 million. The Company does not have any off balance sheet arrangements other than those previously disclosed in the Company’s Form 10-K.
Derivatives
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, the Company entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps had a termination clause that gave the lender the right to terminate the interest rate swap at fair market value if they were no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also contain call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. During the twenty-six weeks ended June 28, 2009, one of the Company’s lenders elected to prepay its interest rate swap obligation to the Company with respect to an aggregate notional amount of $25.0 million at the call option price which equaled the fair value of the interest rate swap on the respective call date. Since the Company did not elect to call any portion of the Notes, the Company is amortizing the value of the call option as a reduction to interest expense over the remaining life of the Notes. In July 2009, the other lender elected to prepay its interest rate swap (the “Remaining Swap Agreement” at June 28, 2009).
During the twenty-six weeks ended June 28, 2009, under the Remaining Swap Agreement, the Company received a fixed interest rate payment from the financial counterparty to the agreement equal to 8.25% per year calculated on the notional $25.0 million amount, while the Company made a variable interest rate payment to the same counterparty equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $25.0 million amount. The Company designated this swap as a hedge against the change in the fair value of a designated portion of the Notes due to the change in the underlying interest rate. Accordingly, the change in the fair value of this interest rate swap is recorded in earnings along with related designated change in the value of the Notes. Total net loss recognized and recorded in earnings related to this fair value hedge was not significant for the thirteen and twenty-six weeks ended June 28, 2009 or June 29, 2008. As of June 28, 2009 and December 28, 2008, the fair value of the Remaining Swap Agreement totaled $1.1 million and $1.2 million, respectively. At December 28, 2008, the fair value of this swap was included in other non-current assets and as an adjustment to the carrying value of the Notes. At June 28, 2009, $1.1 million was classified as other current assets in anticipation of the July 2009 settlement. There was no material ineffectiveness in this interest rate swap during the period ended June 28, 2009.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.8 million and $0.9 million for the thirteen and twenty-six weeks ended June 28, 2009, respectively. Total net (loss) gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.4 million and $0.3 million for the thirteen and twenty-six weeks ended June 29, 2008, respectively. The total value of the swap asset as of June 28, 2009 and December 28, 2008 was $1.6 million and $0.2 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
12. COMMITMENTS AND CONTINGENCIES
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
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $14.5 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
On January 30, 2008, a lawsuit seeking class action certification was filed against the Company by an inmate at one of the Company’s jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the Company has a companywide blanket policy at its immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiffs allege that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. Based on recent developments in this matter, the Company believes that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.
On October 23, 2008, a wage and hour claim seeking potential class action certification was served against the Company. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that the Company violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. Based on recent developments in this matter and the current status of the case, the Company believes that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on its financial condition, results of operations or cash flows.

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
GEO is currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of June 28, 2009, the Company was in the process of constructing or expanding five facilities representing 4,870 total beds. The Company is providing the financing for four of the five facilities, representing 2,870 beds. Total capital expenditures related to these projects is expected to be $180.6 million, of which $94.5 million was completed through the twenty-six weeks ended June 28, 2009. The Company expects to incur at least another $68.6 million in capital expenditures relating to these owned projects during fiscal year 2009, and the remaining $17.5 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. GEO is managing the construction of this project with total construction costs of $113.8 million, of which $32.5 million has been completed through the twenty-six weeks ended June 28, 2009, and $81.3 million of which remains to be completed through second quarter 2010.
The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2002 through 2005 and expects this examination to be concluded in 2009; however, the final outcome is not yet determinable. Based on the status of the audit to date, the Company does not currently expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows.
13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
U.S. corrections	$192,265	$173,708	$384,034	$342,099
International services	29,870	34,999	55,549	69,031
GEO Care	27,860	29,824	56,463	60,269
Facility construction and design	26,384	31,463	39,394	61,049

Total revenues	$276,379	$269,994	$535,440	$532,448

Depreciation and amortization:
U.S. corrections	$8,972	$8,360	$18,055	$16,375
International services	330	404	663	787
GEO Care	328	521	728	1,032
Facility construction and design	—	—	—	—

Total depreciation and amortization	$9,630	$9,285	$19,446	$18,194

Operating income (loss):
U.S. corrections	$43,021	$38,804	$84,516	$73,504
International services	1,958	3,050	3,823	5,493
GEO Care	2,787	2,781	6,266	6,038
Facility construction and design	126	50	205	197

Operating income from segments	47,892	44,685	94,810	85,232
General and administrative expenses	(17,015)	(17,857)	(34,251)	(34,881)

Total operating income	$30,877	$26,828	$60,559	$50,351

	June 28, 2009	December 28, 2008
Segment assets:
U.S. corrections	$1,130,332	$1,093,880
International services	82,673	69,937
GEO Care	18,379	21,169
Facility construction and design	21,227	10,286

Total segment assets	$1,252,611	$1,195,272

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total operating income from segments	$47,892	$44,685	$94,810	$85,232
Unallocated amounts:
General and Administrative Expenses	(17,015)	(17,857)	(34,251)	(34,881)
Net interest expense	(5,555)	(4,924)	(11,669)	(10,656)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$25,322	$21,904	$48,890	$39,695

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of June 28, 2009 and December 28, 2008, respectively.

	June 28, 2009	December 28, 2008
Reportable segment assets:	$1,252,611	$1,195,272
Cash	47,177	31,655
Deferred income tax	21,757	21,757
Restricted cash	34,873	32,697
Assets of discontinued operations	—	7,240

Total assets	$1,356,418	$1,288,621

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Correctional and detention	$222,135	$208,707	$439,583	$411,130
GEO Care	27,860	29,824	56,463	60,269
Facility construction and design	26,384	31,463	39,394	61,049

Total revenues	$276,379	$269,994	$535,440	$532,448

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Statement of Operations Data
Revenues	$9,069	$9,035	$16,641	$18,200
Operating income	3,684	3,487	6,531	7,018
Net income (loss)	1,719	1,504	3,006	2,640

	June 28, 2009	December 28, 2008
Balance Sheet Data
Current assets	$26,857	$18,421
Non-current assets	45,476	37,722
Current liabilities	2,983	2,245
Non-current liabilities	50,358	41,321
Shareholders’ equity	18,992	12,577
As of June 28, 2009 and December 28, 2008, the Company’s investment in SACS was $9.5 million and $6.3 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
14. BENEFIT PLANS
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
In 2001, the Company established non-qualified deferred compensation agreements with three key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of June 28, 2009, all three executives were qualified and eligible to receive these payments upon retirement.

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

	June 28, 2009	December 28, 2008
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,320	$17,938
Service cost	282	530
Interest cost	359	654
Plan amendments	—	—
Actuarial gain	—	246
Benefits paid	(46)	(48)

Projected benefit obligation, end of period	$19,915	$19,320

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	46	48
Benefits paid	(46)	(48)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(19,915)	$(19,320)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	61	82
Net loss	2,427	2,551

Accrued pension cost	$2,488	$2,633

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Components of Net Periodic Benefit Cost
Service cost	$141	$132	$282	$265
Interest cost	179	163	359	327
Amortization of:
Prior service cost	10	10	20	20
Net loss	62	63	125	125

Net periodic pension cost	$392	$368	$786	$737

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.50%	5.00%	5.50%
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
15. RECENT ACCOUNTING STANDARDS
The Company’s adoption of new accounting standards in the twenty-six week period ended June 28, 2009 had no significant impact on the Company’s financial condition, results of operations and cash flows. The Company adopted the following accounting standards in the twenty-six weeks ended June 28, 2009:

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). This pronouncement amends FAS No. 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1 became effective for the Company as of December 29, 2008. The Company did not assume any assets or liabilities as a result of a business combination and as such, the adoption of this standard has not had a material impact on its financial condition, results of operations and cash flows for the fiscal year to date.
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
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 applies to all derivative instruments accounted for under FAS 133 and requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under FAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
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
In addition to these standards, the Company also adopted standards as discussed in Note 7, Note 8, Note 9, Note 10 and Note 16.
The following accounting standards have implementation dates subsequent to the period ended June 28, 2009 and as such, have not yet been adopted by the Company:
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP” (FAS No. 168), which replaces FAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. FAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 is effective beginning for periods ended after September 15, 2009. As FAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s financial condition, results of operations and cash flows.
In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). FAS No. 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, FAS No. 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS No. 167 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. FAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

16. SUBSEQUENT EVENTS
In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. This standard became effective for the Company in the fiscal quarter ended June 28, 2009. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows. The Company evaluated all events and transactions that occurred after June 28, 2009 up through August 3, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events; however, the Company did have unrecognizable subsequent events as discussed further below.
Effective September 18, 2003, the Company entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. During the thirteen weeks ended March 29, 2009, one of the Company’s lenders elected to prepay its interest rate swap obligations to the Company with respect to an aggregate notional amount of $25.0 million at the call option price which equaled the fair value of the interest rate swap on the respective call date. In July 2009, the other interest rate swap obligation with respect to the remaining $25.0 million aggregate notional amount was also prepaid by the Company’s lender at the call option price with equaled the fair value of the interest rate swap on the call date.
On June 29, 2009, the Company announced that its wholly owned U.K. subsidiary, GEO UK Ltd., assumed management functions at the 260-bed Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. The Company’s subsidiary will manage and operate the Centre under three-year contract with the United Kingdom Border Agency. This contract is expected to generate approximately $14.0 million in annual revenues for the Company. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, this management contract is expected to generate approximately $19.5 million in annual revenues.
On July 1, 2009, the Company announced the opening of a 384-bed expansion of the 1,500-bed Graceville Correctional Facility in Graceville, Florida. The Company operates this correctional facility under a managed-only contract with the State of Florida Department of Management Services and expects to complete the intake of inmates during the third quarter of 2009. At full occupancy, the 384-bed expansion is expected to generate approximately $5.0 million in additional annualized operating revenues.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to reactivate the North Lake Correctional Facility in Michigan;

•	our ability to secure facility management contracts on suitable terms for the operation of three facilities and/or facility expansions that we are currently constructing with an aggregate total of $171.2 million of our own capital, of which we have already spent $93.8 million;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional mental health and residential treatment services business;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given, among other things, the current adverse conditions in the capital markets, our current significant amount of indebtedness and the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates and on satisfactory terms, or at all;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the Securities and Exchange Commission on February 18, 2009. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended June 28, 2009 as “Second Quarter 2009,” and we refer to the thirteen weeks ended June 29, 2008 as “Second Quarter 2008.”
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
As of June 28, 2009, we managed 58 facilities totaling approximately 53,400 beds worldwide. As of the end of Second Quarter 2009, we had an additional 4,870 beds under development at five facilities, including an expansion and renovation of one vacant facility which we own, the expansion of three facilities we currently own and operate and a new 2,000-bed facility which we will manage upon completion. We maintained an average companywide facility occupancy rate of 94.9% for the twenty-six weeks ended June 28, 2009.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 18, 2009, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 28, 2008.
Fiscal 2009 Developments
On February 12, 2009, we announced that Mr. John G. O’Rourke will retire as our Chief Financial Officer. Effective August 3, 2009, Brian R. Evans assumed the position of Chief Financial Officer. Mr. O’Rourke has entered into a two-year consulting agreement with GEO which became effective August 3, 2009. On July 31, 2009, the Company’s Board of Directors named Mr. Ronald A. Brack, GEO’s Vice President and Controller, as the Company’s Vice President, Chief Accounting Officer and Controller effective August 3, 2009. Mr. Brack joined GEO in May 2005 and has held the positions of Assistant Controller and Vice President and Controller during his four-year tenure.
The following table sets forth current expansion and development projects at June 28, 2009:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
North Lake Correctional Facility, Michigan(1)	1,225	1,725	Q1 2010	Federal or Various States	GEO
Northwest Detention Center, Washington(2)	545	1,575	Q4 2009	Federal	GEO
Aurora ICE Processing Center, Colorado(2)	1,100	1,500	Q1 2010	Federal	GEO
Broward Transition Center, Florida(3)	n/a	n/a	Q2 2010	Federal	GEO
Blackwater River Correctional Facility, Florida	2,000	2,000	Q2 2010	DMS	Third party

	4,870

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	We do not yet have customers for these expansion beds.

(3)	We are currently operating this facility and have a management contract for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.

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
On April 23, 2009, we announced an award of a contract by U.S. Immigration and Customs Enforcement (ICE) for the continued management of the Broward Transition Center (referred to as the “Center”), which we own, located in Deerfield Beach, Florida. The new contract will have an initial term of one year, effective April 1, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 600 to 700 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $21 million in annualized revenues at full occupancy, including the new transportation responsibilities.
On May 4, 2009, we announced we executed a contract with Bexar County, Texas Commissioners’ Court for the continued operation of the 685-bed Central Texas Detention Facility (the “Facility”) located in San Antonio, Texas. The Facility, which is owned by Bexar County, houses detainees predominately for the U.S. Marshals Service. We have managed the Facility since 1988. The new contract will have a term of ten years, effective April 29, 2009, and will generate approximately $11.0 million in annualized operating revenues for us at full occupancy.
On June 29, 2009, we announced that our wholly owned U.K. subsidiary, GEO UK Ltd., has assumed management functions at the 260-bed Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. Our subsidiary will manage and operate the Centre under three-year contract with the United Kingdom Border Agency. This contract is expected to generate approximately $14.0 million in annual revenues for us. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, this management contract is expected to generate approximately $19.5 million in annual revenues.
On July 1, 2009, we announced the opening of a 384-bed expansion of the 1,500-bed Graceville Correctional Facility in Graceville, Florida. We operate this correctional facility under a managed-only contract with the State of Florida Department of Management Services and expect to complete the intake of inmates during the third quarter of 2009. At full occupancy, the 384-bed expansion is expected to generate approximately $5.0 million in additional annualized operating revenues.
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
We earn construction revenue from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and sub contracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Construction costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis in accordance with SOP 81-1. The related cost of construction activities is included in Operating Expenses.
When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract and therefore, the value of the project development deliverable, is determined using the residual method.
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

We currently maintain a general liability policy and excess liability coverage policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate, including a specific loss limit for medical professional liability of $35.0 million. Our wholly owned subsidiary, GEO Care, Inc., is separately insured for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We are liable for any claims that may arise in excess of these limits. For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, medical malpractice, environmental liability and automobile liability. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract. We also carry various types of insurance with respect to our operations in South Africa, United Kingdom and Australia. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $25.5 million and $23.5 million as of December 28, 2008 and December 30, 2007, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.
Income Taxes
We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Additionally, judgment must be made as to certain tax positions which may not be fully sustained upon review by tax authorities. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate and discontinued operations, consolidated income from continuing operations would have decreased/increased by $0.9 million, $0.6 million and $0.4 million, respectively, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

Property and Equipment
As of June 28, 2009, we had $940.9 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group our assets by facility for the purposes of considering whether any impairment exists. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. When considering the future cash flows of a facility, we make assumptions based on historical experience with our customers, terminal growth rates and weighted average cost of capital. While these estimates do not generally have a material impact on the impairment charges associated with managed-only facilities, the sensitivity increases significantly when considering the impairment on facilities that are either owned or leased by us. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.
Fair Value Measurements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted FAS 157 on December 31, 2007 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. We adopted FAS 157 as it relates to non-financial assets and liabilities on December 29, 2008, the first day of our fiscal year beginning after November 15, 2008, which is the end of the one-year deferral period proscribed in FSP 157-2, “Effective Date of FASB Statement No. 157”. FAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and our assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Commitments and Contingencies
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such, we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate.

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
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $14.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a company-wide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiffs allege that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. Based on recent developments in this matter, we believe that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on our financial condition, results of operations and cash flows.
On October 23, 2008, a wage and hour claim seeking potential class action certification was served against us. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that we violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. Based on recent developments in this matter and the current status of the case, we believe that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are currently self-financing the simultaneous construction or expansion of several correctional and detention facilities in multiple jurisdictions. As of June 28, 2009, we were in the process of constructing or expanding five facilities representing 4,870 total beds. We are providing the financing for four of the five facilities, representing 2,870 beds. Total capital expenditures related to these projects is expected to be $180.6 million, of which $94.5 million was completed through Second Quarter 2009. We expect to incur at least another $68.6 million in capital expenditures relating to these owned projects during fiscal year 2009, and the remaining $17.5 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. We are managing the construction of this project with total construction costs of $113.8 million, of which $32.5 million has been completed through Second Quarter 2009 and $81.3 million of which remains to be completed through second quarter 2010.

We are currently under examination by the Internal Revenue Service for our U.S. income tax returns for fiscal years 2002 through 2005 and expect this examination to be concluded in 2009; however, the final outcome is not yet determinable. Based on the status of the audit to date, we do not currently expect the outcome of the audit to have a material adverse impact on our financial condition, results of operation or cash flows.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Comparison of Thirteen Weeks Ended June 28, 2009 and Thirteen Weeks Ended June 29, 2008
For the purposes of the discussion below, “Second Quarter 2009” refers to the thirteen week period ended June 28, 2009 and “Second Quarter 2008” refers to the thirteen week period ended June 29, 2008.
Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$192,265	69.6%	$173,708	64.3%	$18,557	10.7%
International services	29,870	10.8%	34,999	13.0%	(5,129)	(14.7)%
GEO Care	27,860	10.1%	29,824	11.0%	(1,964)	(6.6)%
Facility construction and design	26,384	9.5%	31,463	11.7%	(5,079)	(16.1)%

Total	$276,379	100.0%	$269,994	100.0%	$6,385	2.4%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the Second Quarter 2009 over Second Quarter 2008, is primarily attributable to new project activations and capacity increases at existing facilities as follows: (i) revenues increased due to our new contracts for the management of Joe Corley Facility in Conroe, Texas and Northeast New Mexico Detention Facility in Clayton, New Mexico. These two activations took place in the third quarter of 2008 and attributed to $7.9 million of the increase; (ii) revenues increased $7.8 million as a result of the opening of our Rio Grande Detention Center located in Laredo, Texas in the fourth quarter 2008; (iii) revenues increased $1.7 million as a result of the activation of our 744-bed expansion of the LaSalle Detention Facility in Jena, Louisiana effective May 2008 and the activation of our 192-bed expansion of Robert A. Deyton Facility in Lovejoy, Georgia, effective January 2009; (iv) revenues increased $1.7 million as a result of the 500-bed expansion of East Mississippi Correctional Facility which was complete in the fourth quarter 2008; (v) revenues increased $1.3 million at Broward Transition Center due to an increase in per diem rates and population; (vi) we also experienced an increase of revenues of $2.7 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas. These increases were partially offset by a decrease in revenues of $3.7 million due to the termination of our management contracts at the Sanders Estes Unit in Venus, Texas and the Tri-County Justice and Detention Center in Ullin, IL.
The number of compensated mandays in U.S. corrections facilities increased by approximately 284,000 to 3.6 million mandays in Second Quarter 2009 from 3.3 million mandays in Second Quarter 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 93.8% of capacity in Second Quarter 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 95.9% in Second Quarter 2008, not taking into account our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Center, Maverick County Detention Facility and the Northeast New Mexico Detention Facility which commenced in Third and Fourth Quarters 2008.

International services
Revenues for our International services segment during Second Quarter 2009 decreased over the prior year primarily due to unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound. These unfavorable fluctuations in foreign exchange rates resulted in a decrease of revenues over Second Quarter 2008 of $6.9 million. These unfavorable variances were partially offset during Second Quarter 2009 by an increase in revenues from our South African and Australian subsidiaries due to contract modifications.
GEO Care
The decrease in revenues for GEO Care in Second Quarter 2009 compared to Second Quarter 2008 is primarily attributable to the termination of our management contract at the South Florida Evaluation and Treatment Center — Annex in Miami, Florida. This contract was terminated effective July 2008 and generated $3.2 million revenue during Second Quarter 2008. This decrease in revenues was partially offset by combined increases of $1.3 million at the South Florida Evaluation and Treatment Center in Miami, Florida and the Treasure Coast Forensic Treatment Center in Stuart, Florida. The increases at these two facilities are mainly attributable to capacity increases and contract modifications.
Facility construction and design
The decrease in revenues from the Facility construction and design segment in Second Quarter 2009 compared to Second Quarter 2008 is mainly due to decreases in construction activities at three facilities: (i) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $7.2 million, (ii) the completion of Florida Civil Commitment Center in First Quarter 2009 decreased revenues by $13.7 million and (iii) the completion of Graceville Correctional Facility in First Quarter 2009 which decreased revenues by $10.3 million. These decreases over the same period in the prior year were offset by an increase of $27.3 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009.
Operating Expenses

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$140,272	73.0%	$126,544	72.8%	$13,728	10.8%
International services	27,582	92.3%	31,545	90.1%	(3,963)	(12.6)%
GEO Care	24,745	88.8%	26,522	88.9%	(1,777)	(6.7)%
Facility construction and design	26,258	99.5%	31,413	99.8%	(5,155)	(16.4)%

Total	$218,857	79.2%	$216,024	80.0%	$2,833	(1.3)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in Second Quarter 2009 as compared to Second Quarter 2008. Overall costs increased slightly as a percentage of revenues. This net increase was mainly driven by an increase in labor and correctional officer travel costs and was offset by higher margins at certain of our newer facilities and lower start up costs compared to Second Quarter 2008.

International services
Operating expenses for international services facilities increased as a percentage of segment revenues in Second Quarter 2009 compared to Second Quarter 2008 due to an increase in labor costs at our South Africa and Australian subsidiaries. Our subsidiary in the United Kingdom also experienced lower margins due to an increase in start up costs for the transitioning of the Harmondsworth Immigration Removal Centre, which became effective June 29, 2009.
GEO Care
Operating expenses for residential treatment decreased $1.8 million during Second Quarter 2009 from Second Quarter 2008 primarily due to the termination of our contract at the South Florida Evaluation and Treatment Center — Annex.
Facility construction and design
Operating expenses for facility construction and design decreased $5.2 million during Second Quarter 2009 compared to Second Quarter 2008 primarily due to a decrease in costs associated with our facilities under construction as a result of the completion of several facilities and expansions including Northeast New Mexico Detention Facility, Maverick County Detention Facility, Graceville Correctional Facility and Florida Civil Commitment Center. These decreases were offset by increases related to our construction of Blackwater River Correctional Facility.
Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$17,015	6.2%	$17,857	6.6%	$(842)	(4.7)%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These costs decreased as a percentage of revenues over the prior year due to a decrease in corporate travel and other cost savings initiatives.
Non Operating Expenses
Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,206	0.4%	$1,947	0.7%	$(741)	(38.1)%
Interest Expense	$6,761	2.4%	$6,871	2.5%	$(110)	(1.6)%
The majority of our interest income generated in Second Quarter 2009 and Second Quarter 2008 is from the cash balances at our Australian subsidiary and the interest generated from the Direct Finance Lease Receivable. The decrease in the current period over the same period last year is mainly attributable to unfavorable currency exchange rates, and to a lesser extent, lower interest rates earned on cash balances.
The decrease in interest expense of $0.1 million is primarily attributable to a decrease in LIBOR rates which reduced expense. This decrease was partially offset by expense on additional revolver borrowings, finance fees related to Amendment No. 4 to our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and less capitalized interest from the completion of projects in fiscal year ending 2008. Total Borrowings at June 28, 2009 and June 29, 2008, excluding non-recourse debt and capital lease liabilities, were $390.2 million and $342.0 million, respectively.

Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$9,690	38.3%	$8,663	39.5%	$1,027	(11.9)%
The effective tax rate for Second Quarter 2009 was approximately 38.3%, compared to the effective income tax rate of 39.5% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2009 to be in the range of 38% to 39%.
Comparison of Twenty-six Weeks Ended June 28, 2009 and Twenty-six Weeks Ended June 29, 2008
For the purposes of the discussion below, “First Half 2009” refers to the twenty-six week period ended June 28, 2009 and “First Half 2008” refers to the twenty-six week period ended June 29, 2008.
Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$384,034	71.7%	$342,099	64.2%	$41,935	12.3%
International services	55,549	10.4%	69,031	13.0%	(13,482)	(19.5)%
GEO Care	56,463	10.5%	60,269	11.3%	(3,806)	(6.3)%
Facility construction and design	39,394	7.4%	61,049	11.5%	(21,655)	(35.5)%

Total	$535,440	100.0%	$532,448	100.0%	$2,992	(0.6)%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the First Half 2009 over First Half 2008, is primarily attributable to several items: (i) revenues increased due to our new contracts for the management of Joe Corley Detention Facility in Conroe, Texas; Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention Facility in Maverick, Texas. These three activations took place in the third and fourth quarters of 2008 and attributed $16.8 million of the increase; (ii) revenues increased $15.7 million as a result of the opening of our Rio Grande Detention Center located in Laredo, Texas in the fourth quarter of 2008; (iii) revenues increased $3.4 million as a result of our 744-bed expansion of the LaSalle Detention Facility in Jena, Louisiana which opened in Second Quarter 2008; (iv) revenues increased $3.5 million as a result of the 500-bed expansion of East Mississippi Correctional Facility which was complete in the fourth quarter of 2008; (v) revenues increased $3.4 million due to our contract with Clayton County for the management of the Robert A. Deyton Detention Facility which opened in February 2008, and the expansion of the facility completed January 2009; (vi) revenues increased $1.6 million at the Broward Transition Center due to an increase in per diem rates and population; (vii) we also experienced an increase of revenues of $4.8 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas. These increases were partially offset by a decrease in revenues of $7.0 million due to the termination of our management contract at the Sanders Estes Unit in Venus, Texas and the Tri-County Justice & Detention Center in Ullin, IL.
The number of compensated mandays in U.S. corrections facilities increased by approximately 654,800 to 7.1 million mandays in First Half 2009 from 6.5 million mandays in First Half 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.1% of capacity in First Half 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 95.9% in First Half 2008, not taking into account our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Complex, Maverick County Detention Facility and the Northeast New Mexico Detention Facility which commenced in Third and Fourth Quarters 2008.
International services
Revenues for our international services segment during First Half 2009 decreased significantly over the prior year primarily due to unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound. These unfavorable fluctuations in foreign exchange rates resulted in a decrease of revenues over First Half 2008 of $15.9 million. These unfavorable variances were partially offset during First Half 2009 by an increase in revenues from our South African and Australian subsidiaries due to contractual increases.

GEO Care
The decrease in revenues for GEO Care in First Half 2009 compared to First Half 2008 is primarily attributable to the loss of revenues from the termination of our management contract with South Florida Evaluation and Treatment Center — Annex in Miami, Florida effective July 2008. This contract generated $6.5 million of revenues in First Half 2009. This revenue decrease was partially offset by combined increases of $2.5 million at the Florida Civil Commitment Center in Arcadia, Florida, the South Florida Evaluation and Treatment Center in Miami, Florida and the Treasure Coast Forensic Treatment Center in Stuart, Florida. The increases at these three facilities are mainly attributable to capacity increases and contract modifications.
Facility construction and design
The decrease in revenues from the facility construction and design segment in First Half 2009 compared to First Half 2008 is mainly due to decreases in construction activities at four facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Second Quarter 2008 decreased revenues by $6.8 million; (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $15.4 million, (iii) the completion of Florida Civil Commitment Center in First Half 2009 decreased revenues by $19.0 million and (iv) the completion of Graceville Correctional Facility in First Half 2009 which decreased revenues by $13.9 million. These decreases over the same period in the prior year were slightly offset by an increase of $33.4 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009.
Operating Expenses

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$281,463	73.3%	$252,220	73.7%	$29,243	11.6%
International services	51,063	91.9%	62,751	90.7%	(11,688)	(18.6)%
GEO Care	49,469	87.6%	53,199	88.3%	(3,730)	(7.0)%
Facility construction and design	39,189	99.5%	60,852	99.7%	(21,663)	(35.6)%

Total	$421,184	78.7%	$429,022	80.6%	$(7,838)	(1.8)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in First Half 2009 as compared to First Half 2008. Overall costs decreased as a percentage of revenues mainly driven by higher margins at certain of our newer facilities and lower start up costs compared to First Half 2008.
International services
Operating expenses for international services facilities increased as a percentage of segment revenues in First Half 2009 compared to First Half 2008 due to increases in labor costs at our Australian and South African subsidiaries as well as start up costs and bid costs at our subsidiaries in the United Kingdom and South Africa, respectively.
GEO Care
Operating expenses for residential treatment decreased $3.7 million during First Half 2009 from First Half 2008 primarily due to the termination of our contract at the South Florida Evaluation and Treatment Center — Annex.

Facility construction and design
Operating expenses for facility construction and design decreased $21.7 million during First Half 2009 compared to First Half 2008 primarily due to a decrease in costs associated with our facilities under construction as a result of the completion of several facilities and expansions including South Florida Evaluation and Treatment Center, Northeast New Mexico Detention Facility, Maverick County Detention Facility, Graceville Correctional Facility and Florida Civil Commitment Center. These decreases were offset by increases related to our construction of Blackwater River Correctional Facility.
Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$34,251	6.4%	$34,881	6.6%	$(630)	(1.8)%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These expenses decreased slightly as a percentage of revenues in First Half 2009 compared to First Half 2008 due to cost savings initiatives, including decreases in corporate travel expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,296	0.4%	$3,702	0.7%	$(1,406)	(38.0)%
Interest Expense	$13,965	2.6%	$14,358	2.7%	$(393)	(2.7)%
The majority of our interest income generated in First Half 2009 and First Half 2008 is from the cash balances at our Australian subsidiary. The decrease in the current period over the same period last year is mainly attributable to currency exchange rates and, to a lesser extent, lower interest rates.
The decrease in interest expense of $0.4 million is primarily attributable to a decrease in LIBOR rates which reduced expense. This decrease was partially offset by expense on additional revolver borrowings, finance fees related to Amendment No. 4 to our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and less capitalized interest from the completion of projects in fiscal year ending 2008. Total Borrowings at June 28, 2009 and June 29, 2008, excluding non-recourse debt and capital lease liabilities, were $390.2 million and $342.0 million, respectively.
Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$18,831	38.5%	$15,186	38.3%	$3,645	24.0%
The effective tax rate for First Half 2009 was approximately 38.5%, compared to the effective income tax rate of 38.3% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2009 to be in the range of 38% to 39%.
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

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $201.3 million, of which $96.3 million was spent during in fiscal year 2008 and through Second Quarter 2009. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $105 million, which will be spent in fiscal year 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2009. In addition to these current estimated capital requirements for 2009 and 2010, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2009 and/or 2010 could materially increase.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $240.0 million Revolver under our Senior Credit Facility (see discussion below). As of June 28, 2009, we had $110.5 million available for borrowing under the revolving portion of the Senior Credit Facility.
As of June 28, 2009, we had a total of $390.2 million of consolidated debt outstanding, excluding $114.9 million of non-recourse debt and capital lease liability balances of $15.5 million. As of June 28, 2009, we also had outstanding seven letters of guarantee totaling $6.3 million under separate international credit facilities. Based on our debt covenants, existing borrowing capacity and the amount of indebtedness we have outstanding, as of July 31, 2009, we had the ability to borrow an additional $110.5 million under our Senior Credit Facility. We also have the ability to increase borrowing capacity by $150.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt service obligations could have a material impact on our cash flows available to finance capital projects.
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
The State of California is expected to face a budget shortfall of approximately $25.9 billion in 2010, or 25.6% of the State’s general revenue fund. At June 28, 2009, the amounts owed to us by the State of California total $3.6 million and were aged less than 30 days. At this time, we believe these accounts are collectible and have not provided for a bad debt reserve. In July 2009, we received $0.3 million in payment deferrals or promissory notes in lieu of cash as payment for May 2009 management fees. Any significant delays in payment on these and future promissory notes we may receive could have a material adverse effect on our financial condition, results of operations and cash flows. Further, any material delays could adversely impact our ability to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of June 28, 2009.

Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman, President and Vice Chairman, and Chief Financial Officer. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that all three executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity. On February 12, 2009, we announced that Mr. John G. O’Rourke, Chief Financial Officer, will retire effective August 2, 2009. As a result of his retirement, we have an obligation to make a one-time payment of $3.2 million to Mr. O’Rourke in August 2009 under the terms of his retirement agreement. This amount is recorded in accrued expenses in the accompanying balance sheet as of June 28, 2009.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.
The Senior Credit Facility
On August 26, 2008, we completed a fourth amendment to our senior secured credit facility through the execution of Amendment No. 4 to the Third Amended and Restated Credit Agreement (“Amendment No. 4”) between us, as Borrower, certain of our subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). Amendment No. 4 to the Credit Agreement requires us to maintain certain leverage ratios, as computed in accordance with the Credit Agreement at the end of each fiscal quarter for the immediately preceding four quarter-period. Amendment No. 4 to the Credit Agreement also adds a new interest coverage ratio which requires us to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement, and eliminates the fixed charge coverage ratio formerly incorporated in the Credit Agreement. In addition, Amendment No. 4 amends the capital expenditure limits applicable to us under the Credit Agreement. To the extent that our capital expenditures during any fiscal year are less than the limit permitted for such fiscal year, certain maximum amounts will be added to the maximum capital expenditures that we can make in the following fiscal year. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of June 28, 2009.
We had the ability to increase our borrowing capacity under the Senior Credit facility by another $150.0 million subject to lender demand and market conditions.
As of June 28, 2009, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which expires September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B is LIBOR plus 1.50% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of June 28, 2009 was 1.89%). The Revolver currently bears interest at LIBOR plus 1.75% or at the base rate (prime rate) plus 0.75%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 1.95% as of June 28, 2009.
As of June 28, 2009, we had $156.8 million outstanding under the Term Loan B, and our $240.0 million Revolver had $84.0 million outstanding in loans, $45.5 million outstanding in letters of credit and $110.5 million available for borrowings. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

Senior 8 1/4% Notes
We have $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes, referred to as the Notes, issued and outstanding. The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an Indenture, dated July 9, 2003, between us and the Bank of New York, as trustee, referred to as the Indenture. Additionally, after July 15, 2008, we may redeem, at our option, all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 102.750% of the principal amount to be redeemed, depending on when the redemption occurs. The Indenture contains covenants that, among other things, limit our ability to incur certain additional indebtedness, pay dividends or distributions on our common stock, repurchase our common stock, and prepay subordinated indebtedness. The Indenture also limits our ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. Our failure to comply with certain of the covenants under the indenture governing the Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable if default of other indebtedness is caused by failure to make payment when due at final maturity or if default of other indebtedness results in acceleration of that indebtedness prior to its expressed maturity. We believe we were in compliance with all of the covenants of the Indenture governing the notes as of June 28, 2009.
The Notes are reflected net of the original issue discount of $2.3 million as of June 28, 2009, which is being amortized over the ten-year term of the Notes using the effective interest rate method.
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
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility, including all operating expenses, and are required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.
On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of June 28, 2009, the remaining balance of the debt service requirement under the STLDC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of June 28, 2009, included in current restricted cash and non-current restricted cash is $6.3 million and $11.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended June 28, 2009 in relation to the WEDFA bond indenture. As of June 28, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is due within the next 12 months.
As June 28, 2009, included in current restricted cash and non-current restricted cash is $7.0 million and $5.8 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $43.0 million at June 28, 2009. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at June 28, 2009, was $4.0 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $7.7 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.6 million, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under this guarantee and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations relative to this guarantee expire upon expire upon SACS’ fulfillment of its contractual obligations.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.2 million commencing in 2017. We have a liability of $1.4 million related to this exposure as of June 28, 2009. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At June 28, 2009, we also have outstanding seven letters of guarantee related to our Australian subsidiary totaling $6.3 million under separate international facilities. We do not have any off balance sheet arrangements other than those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008.

Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. We measure our derivative financial instruments at fair value in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and amendments.
Effective September 18, 2003, we entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements, which have payment and expiration dates and call provisions that coincide with the terms of the Notes, effectively convert $50.0 million of the Notes into variable rate obligations. Each of the Swaps had a termination clause that gave the lender the right to terminate the interest rate swap at fair market value if they were no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also contain call provisions which specify that the lender can elect to settle the swap for the call option price, as specified in the swap agreement. During the twenty-six weeks ended June 28, 2009, one of our lenders elected to prepay its interest rate swap obligations to us with respect to an aggregate national amount of $25.0 million at the call option price which equaled the fair value of the interest rate swap on the respective call date. In July 2009, the other lender elected to prepay its interest rate swap. Since we did not elect to call any portion of the Notes, we are amortizing the value of the call option as an offset to interest expense over the remaining life of the Notes. In July 2009, the other lender elected to prepay its interest rate swap (referred to as the “Remaining Swap Agreement” at June 28, 2009).
During the twenty-six weeks ended June 28, 2009 under the Remaining Swap Agreement, we received a fixed interest rate payment from the financial counterparty to the agreement equal to 8.25% per year calculated on the notional $25.0 million amount, while we made a variable interest rate payment to the same counterparty equal to the six-month LIBOR plus a fixed margin of 3.55%, also calculated on the notional $25.0 million amount. We designated this swap as a hedge against the change in the fair value of a designated portion of the Notes due to the change in the underlying interest rate. Accordingly, the change in the fair value of this interest rate swap is recorded in earnings along with related designated change in the value of the Notes. Total net gain or loss recognized and recorded in earnings related to this fair value hedge was not significant for the thirteen and twenty-six weeks ended June 28, 2009 or June 29, 2008. As of June 28, 2009 and December 28, 2008, the fair value of the Remaining Swap Agreement totaled $1.1 million and $1.2 million, respectively. At December 28, 2008, the fair value of this swap was included in other non-current assets and as an adjustment to the carrying value of the Notes. At June 28, 2009, $1.1 million was classified as other current assets in anticipation of the July 2009 settlement. There was no material ineffectiveness in this interest rate swap during the period ended June 28, 2009.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.8 million and $0.9 million for the thirteen and twenty-six weeks ended June 28, 2009, respectively. Total net (losses) gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.4 million and $0.3 million for the thirteen and twenty-six weeks ended June 29, 2008, respectively. The total value of the swap asset as of June 28, 2009 and December 28, 2008 was $1.6 million and $0.2 million, respectively, and is recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
Cash Flow
Cash and cash equivalents as of June 28, 2009 was $47.2 million, an increase of $15.5 million from December 28, 2008.
Cash provided by operating activities amounted to $83.4 million in First Half 2009 versus cash provided operating activities of $33.7 million in First Half 2008. Cash provided by operating activities in First Half 2009 was positively impacted by decreases in accounts receivable due to the timing of cash collections from our customers. Cash provided by operating activities in First Half 2008 was negatively impacted by an increase in accounts receivable.

Cash used in investing activities amounted to $73.3 million in First Half 2009 compared to cash used in investing activities of $64.3 million in First Half 2008. Cash used in investing activities in First Half 2009 primarily reflects capital expenditures of $71.8 million related to the construction of correctional and detention facilities and an increase in restricted cash of $1.6 million. Cash used in investing activities in the First Half 2008 primarily reflects capital expenditures of $70.7 million and a decrease in restricted cash of $6.5 million.
Cash provided by financing activities in First Half 2009 amounted to $2.2 million compared to cash provided by financing activities of $26.3 million in First Half 2008. Cash provided by financing activities in the First Half 2009 reflects proceeds received from borrowings on our Revolver of $18.0 million offset by payments on the Revolver of $8.0 million and payments on other long-term debt and Non-recourse debt of $8.3 million. Cash provided by financing activities in the First Half 2008 reflects proceeds received from borrowings on our Revolver of $72.0 million offset by payments on the Revolver of $38.0 million and payments on long-term debt and Non-recourse debt of $8.3 million.
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
Internationally, we received notice that our South African subsidiary has been short listed for four 3,000-bed prison projects totaling 12,000 beds. Requests for Proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. We expect preferred bidders to be announced in November 2009 and anticipate final close to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. We will continue to actively bid on any new international projects that fit our target profile for profitability and operational risk.
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

Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 28, 2008, in the twenty-six weeks ended June 28, 2009, operating expenses totaled 78.7% of our consolidated revenues. Our operating expenses as a percentage of revenue for the remainder of fiscal 2009 may be negatively impacted by several other factors including increasing costs in utilities, insurance and other essential operating costs. While the full impact of these cost increases cannot currently be predicted with certainty, we do not expect them to have a material adverse impact on our financial condition.
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
Recent Accounting Developments
Adopted Accounting Standards
We adopted the following accounting standards in the twenty-six weeks ended June 28, 2009. None of these standards had a significant impact on our financial condition, results of operations or cash flows as of or for the period ended June 28, 2009.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). This pronouncement amends FAS No. 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. FSP FAS No. 141(R)-1 became effective for us as of December 29, 2008. We did not assume any assets or liabilities as a result of a business combination and as such, the adoption of this standard has not had a material impact on our financial condition, results of operations and cash flows for the fiscal year to date.
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
In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. This standard became effective for the Company in the fiscal quarter ended June 28, 2009. The implementation of this standard did not a significant impact on the Company’s financial condition, results of operations or cash flows.
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
In December 2007, the FASB issued FAS No. 160, Accounting for Noncontrolling Interests (“FAS 160”), which was effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. We implemented this accounting standard in the twenty-six weeks ended June 28, 2009 and have applied this statement retrospectively in the presentation of our consolidated balance sheets. As a result, we reclassified our minority interest of $1.1 million, net of other comprehensive income, from non-current liabilities to Shareholders’ Equity on the consolidated balance sheet as of December 28, 2008. The income attributable to the noncontrolling interest is not material to our results of operations and, as such, we have not presented it separately.

Future Adoption of Accounting Standards

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $240.8 million as of June 28, 2009, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.4 million.
Effective September 18, 2003, we entered into interest rate swap agreements in the aggregate notional amount of $50.0 million. During the thirteen weeks ended March 29, 2009, one of our lenders elected to prepay its interest rate swap obligations to us with respect to an aggregate notional amount of $25.0 million at the call option price which equaled the fair value of the interest rate swap on the respective call date. In July 2009, the other interest rate swap obligation with respect to the remaining $25.0 million aggregate notional amount was also prepaid by our lender at the call option price with equaled the fair value of the interest rate swap on the call date.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at June 28, 2009, every 10 percent change in historical currency rates would have approximately a $3.8 million effect on our financial position and approximately a $0.4 million impact on our results of operations over the next fiscal year.

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
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. As a result, we believe we are fully insured for all damages, costs and expenses associated with the lawsuit and as such, we have not taken any reserves in connection with the matter. The lawsuit stems from an inmate death which occurred at our former Willacy County State Jail in Raymondville, Texas, in April 2001, when two inmates at the facility attacked another inmate. Separate investigations conducted internally by us, The Texas Rangers and the Texas Office of the Inspector General exonerated us and our employees of any culpability with respect to the incident. We believe that the verdict is contrary to law and unsubstantiated by the evidence. Our insurance carrier has posted a supersedeas bond in the amount of approximately $60 million to cover the judgment. On December 9, 2006, the trial court denied our post trial motions and we filed a notice of appeal on December 18, 2006. On April 2, 2009, the Thirteenth Court of Appeals, Corpus Christi, Texas, rendered its opinion which reversed in part and affirmed in part the verdict of the trial court. The appellate court reversed the award of $5.0 million to the Estate of Gregorio de la Rosa, Sr. and the award of $7,000 for funeral expenses. All other awards of compensatory and punitive damages were affirmed. We plan to appeal the decision of the Thirteenth Court of Appeals to the Texas Supreme Court. The supersedeas bond posted by the insurance carrier remains in place.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $14.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, and related reserve for loss we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
On January 30, 2008, a lawsuit seeking class action certification was filed against us by an inmate at one of our jails. The case is now entitled Allison and Hocevar v. The GEO Group, Inc. (Civil Action No. 08-467) and is pending in the U.S. District Court for the Eastern District of Pennsylvania. The lawsuit alleges that we have a companywide blanket policy at our immigration/detention facilities and jails that requires all new inmates and detainees to undergo a strip search upon intake into each facility. The plaintiffs allege that this practice, to the extent implemented, violates the civil rights of the affected inmates and detainees. The lawsuit seeks monetary damages for all purported class members, a declaratory judgment and an injunction barring the alleged policy from being implemented in the future. Based on recent developments in this matter, we believe that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on our financial condition, results of operations and cash flows.
On October 23, 2008, a wage and hour claim seeking potential class action certification was served against us. The case is styled Mayes v. The GEO Group Inc. (Civil Action No. 08-0248) and it is pending in the U.S. District Court for the Northern District of Florida, Panama City Division. The plaintiffs in this case have alleged that we violated the Fair Labor Standards Act by failing to pay certain employees for work performed before and after their scheduled shifts. Based on recent developments in this matter and the current status of the case, we believe that, even if resolved unfavorably, it is not reasonably possible that this lawsuit will have a material adverse effect on our financial condition, results of operations and cash flows.

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
As of July 31, 2009, we had a total of $84.0 outstanding under the revolving portion of our Senior Credit Facility bearing interest at a rate of LIBOR plus 1.75%. This revolving portion of our senior loan is scheduled to mature in September 2010. In addition, as of July 31, 2009, we had a total of $155.9 million outstanding under the term loan portion of our Senior Credit Facility bearing interest at a rate of LIBOR plus 1.50%. In light of the scheduled maturity date on the revolver, we will likely seek to refinance or extend the maturity date of our Senior Credit Facility during the next 12-15 months. Given current market conditions, in the event that we were to refinance or extend the maturity date of our Senior Credit Facility, the interest rates on both our revolving loan and our term loan could increase, resulting in an increase in our overall interest expense. As of June 28, 2009, based on borrowings outstanding under the Senior Credit Facility of $240.8 million and $45.5 million in outstanding letters of credit, respectively, for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $2.4 million.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual shareholders’ meeting was held on April 29, 2009 in Boca Raton, Florida. The following is a summary of matters voted on by the shareholders:
1.	Election of Directors. The voting results for each of the nominees were as follows:

	Votes For	Votes Withheld
Wayne H. Calabrese	46,103,562	1,738,170
Norman A. Carlson	46,267,230	1,574,502
Anne N. Foreman	46,590,177	1,251,554
Richard H. Glanton	46,263,479	1,578,252
John M. Palms	43,869,703	3,972,028
John M. Perzel	46,595,621	1,246,110
George C. Zoley	46,052,012	1,789,719
2.	Ratification of Grant Thornton LLP as Independent Certified Public Accountants.

For	Against	Abstain	Broker Non-Vote
47,797,426	26,769	17,536	0
3.	Approval of certain amendments to The GEO Group, Inc. 2006 Stock Incentive Plan, including an increase in total number of shares issuable pursuant to awards granted under the plan by 1,000,000 shares, from 1,400,000 to 2,400,000.

For	Against	Abstain	Broker Non-Vote
42,552,007	2,844,134	48,261	2,397,329
4.	Shareholder proposal regarding full disclosure of political contributions.

For	Against	Abstain	Broker Non-Vote
10,680,343	29,063,026	5,701,034	2,397,328

ITEM 5.	OTHER INFORMATION
The following information is being provided pursuant to Items 1.01 and 5.02 of Form 8-K.

Item 1.01.	Entry into a Material Definitive Agreement.
Effective, August 3, 2009, The GEO Group, Inc. (“GEO”) entered into new employment agreement with Brian R. Evans, as Senior Vice President and Chief Financial Officer. The employment agreement has a rolling two-year term which continues until Mr. Evans reaches age 67 absent earlier termination. The agreements provide that Mr. Evans will receive an annual base salary of $400,000. Mr. Evans’ annual base salary may be increased as determined by the Chief Executive Officer. Mr. Evans is also entitled to receive a target annual performance award in accordance with the terms of any plan governing employee performance awards then in effect as established by the board of directors, which is currently the Senior Management Performance Award Plan.
The employment agreement provides that upon the termination of the agreement for any reason other than by GEO for cause (as defined in the employment agreement) or by the voluntary resignation of Mr. Evans, he will be entitled to receive a termination payment equal to the following: (1) two years of his then current annual base salary plus (2) the continuation of his employee benefits (as defined in the employment agreement) for a period of two years. In addition, the employment agreement provides that upon such termination of Mr. Evans, GEO will transfer all of its interest in any automobile used by the executive pursuant to its employee automobile policy and pay the balance of any outstanding loans or leases on such automobile so that he owns the automobile outright. In the event such automobile is leased, the employment agreements provide that GEO will pay the residual cost of the lease. Also, upon such termination, all of Mr. Evans’ unvested stock options will fully vest immediately.
Upon the termination of the employment agreements by GEO for cause or by the voluntary resignation of Mr. Evans, he will be entitled to only the amount of compensation that is due through the effective date of the termination. The employment agreement includes a non-competition covenant that runs through the two-year period following the termination of Mr. Evans’ employment, and customary confidentiality provisions.
The foregoing description of Mr. Evans’ employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed herewith as Exhibit 10.1.

ITEM 5.02.	DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.
Effective August 3, 2009, GEO has appointed Ronald A. Brack, its Vice President and Controller, as its Vice President, Chief Accounting Officer and Controller. Mr. Brack will serve as GEO’s principal accounting officer for financial reporting purposes. Mr. Brack joined GEO in May 2005 as Assistant Controller and has been GEO’s Controller since May 2007 and GEO’s Vice President and Controller since January 2008. From 2000 until joining GEO, Mr. Brack was with NationsRent Companies, Inc. where his most recent position was Assistant Controller. Mr. Brack also worked for Arthur Andersen LLP prior to joining NationsRent Companies, Inc. Mr. Brack is a graduate of Vanderbilt University and is a member of the American Institute of Certified Public Accountants.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits
10.1	Senior Officer Employment Agreement, effective August 3, 2009, by and between the Company and Brian R. Evans.

31.1	Section 302 CEO Certification.

31.2	Section 302 CFO Certification.

32.1	Section 906 CEO Certification.

32.2	Section 906 CFO Certification.
(B)	We filed the following Current Reports on Form 8-K during the quarter ended June 28, 2009
•	Items 2.02 and 9.01, on May 5, 2009; and

•	Items 5.02 and 9.01, on May 5, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2009	THE GEO GROUP, INC.
/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (principal financial officer)