Form 10-Q
period 2009-09-27
GEO GROUP INC
filed 2009-11-03
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-14260
The GEO Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida
(State or Other Jurisdiction of	65-0043078
Incorporation or Organization)	(IRS Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700,
Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐     No ☑
At October 28, 2009, 51,366,008 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues	$294,865	$254,105	$830,305	$786,553
Operating expenses	234,408	199,252	655,592	628,274
Depreciation and amortization	9,616	9,329	29,062	27,523
General and administrative expenses	15,685	16,944	49,936	51,825

Operating income	35,156	28,580	95,715	78,931
Interest income	1,224	1,878	3,520	5,580
Interest expense	(6,533)	(7,309)	(20,498)	(21,667)

Income before income taxes, equity in earnings of affiliate and discontinued operations	29,847	23,149	78,737	62,844
Provision for income taxes	11,493	8,430	30,324	23,616
Equity in earnings of affiliate, net of income tax provision of $352, $276, $936 and $819	904	778	2,407	2,009

Income from continuing operations	19,258	15,497	50,820	41,237
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $348, $(216) and $875	—	362	(346)	1,228

Net income	$19,258	$15,859	$50,474	$42,465

Weighted-average common shares outstanding:
Basic	50,900	50,626	50,800	50,495

Diluted	51,950	51,803	51,847	51,820

Income per common share:
Basic:
Income from continuing operations	$0.38	$0.31	$1.00	$0.82
Income (loss) from discontinued operations	—	—	(0.01)	0.02

Net income per share-basic	$0.38	$0.31	$0.99	$0.84

Diluted:
Income from continuing operations	$0.37	$0.30	$0.98	$0.80
Income (loss) from discontinued operations	—	0.01	(0.01)	0.02

Net income per share-diluted	$0.37	$0.31	$0.97	$0.82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2009 AND DECEMBER 28, 2008
(In thousands, except share data)

	September 27, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,299	$31,655
Restricted cash	13,219	13,318
Accounts receivable, less allowance for doubtful accounts of $549 and $625	224,638	199,665
Deferred income tax asset, net	17,340	17,340
Other current assets	13,347	12,911
Current assets of discontinued operations	—	7,031

Total current assets	292,843	281,920

Restricted Cash	21,821	19,379
Property and Equipment, Net	969,218	878,616
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	36,822	31,195
Deferred Income Tax Assets, Net	4,417	4,417
Goodwill	22,339	22,202
Intangible Assets, Net	11,596	12,393
Other Non-Current Assets	37,688	33,942
Non-Current Assets of Discontinued Operations	—	209

	$1,401,092	$1,288,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,338	$56,143
Accrued payroll and related taxes	22,934	27,957
Accrued expenses	92,887	82,442
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,186	17,925
Current liabilities of discontinued operations	—	1,459

Total current liabilities	200,345	185,926

Deferred Income Tax Liability	14	14
Other Non-Current Liabilities	33,155	28,876
Capital Lease Obligations	14,601	15,126
Long-Term Debt	408,579	378,448
Non-Recourse Debt	102,415	100,634
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,430,178 and 67,197,775 issued and 51,355,178 and 51,122,775 outstanding	514	511
Additional paid-in capital	347,895	344,175
Retained earnings	350,447	299,973
Accumulated other comprehensive income (loss)	1,381	(7,275)
Treasury stock 16,075,000 shares, at cost, at September 27, 2009 and December 28, 2008	(58,888)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	641,349	578,496
Noncontrolling interest	634	1,101

Total shareholders’ equity	641,983	579,597

	$1,401,092	$1,288,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008
Cash Flow from Operating
Activities:
Net income	$50,474	$42,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,062	27,523
Amortization of debt issuance costs	3,307	2,043
Amortization of unearned stock-based compensation	2,652	2,198
Stock-based compensation expense	705	707
Provision for doubtful accounts	139	302
Equity in earnings of affiliates, net of tax	(2,407)	(2,009)
Income tax charge (benefit) of equity compensation	19	(713)
Changes in assets and liabilities:
Accounts receivable	(21,350)	(23,276)
Other current assets	137	2,594
Other assets	(339)	(717)
Accounts payable and accrued expenses	13,653	2,771
Accrued payroll and related taxes	(7,306)	(8,830)
Other liabilities	4,737	(569)

Net cash provided by operating activities of continuing operations	73,483	44,489
Net cash provided by operating activities of discontinued operations	5,818	4,745

Net cash provided by operating activities	79,301	49,234

Cash Flow from Investing Activities:
Decrease in restricted cash	(1,426)	(77)
Proceeds from sale of assets	—	1,035
Capital expenditures	(113,714)	(98,757)

Net cash used in investing activities of continuing operations	(115,140)	(97,799)
Net cash used in investing activities of discontinued operations	—	—

Net cash used in investing activities	(115,140)	(97,799)

Cash Flow from Financing Activities:
Payments on debt	(18,486)	(92,846)
Termination of interest rate swap agreements	1,719	—
Proceeds from the exercise of stock options	383	491
Income tax (charge) benefit of equity compensation	(19)	713
Proceeds from long-term debt	41,000	124,000
Debt issuance costs	(358)	(1,046)

Net cash provided by financing activities	24,239	31,312
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,244	(537)

Net Increase in Cash and Cash Equivalents	(7,356)	(17,790)
Cash and Cash Equivalents, beginning of period	31,655	44,403

Cash and Cash Equivalents, end of period	$24,299	$26,613

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$20,362	$12,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirty-nine weeks ended September 27, 2009 are not necessarily indicative of the results for the entire fiscal year ending January 3, 2010.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2009 for the fiscal year ended December 28, 2008.
Certain prior period amounts related to discontinued operations (Note 5) and noncontrolling interest (Note 11) have been reclassified to conform to the current period presentation.
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS No. 168”) to establish the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative non-Securities and Exchange Commission (the FASB ASC does not supersede Securities and Exchange Commission rules or regulations) accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition to establishing the FASB ASC, FAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. FAS No. 168 became effective for companies in periods ending after September 15, 2009 and will continue to be authoritative until integrated into the FASB ASC. The Company adopted FAS No. 168 in its fiscal period ending September 27, 2009, as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. As FAS No. 168 was not intended to change or alter existing GAAP, it had no impact upon the Company’s financial condition, results of operations and cash flows. In all filings prior to this Quarterly Report on Form 10-Q, the Company made certain references to prior authoritative standards issued by the FASB using pre-Codification references. As a result of the adoption of FAS No. 168, the references in the Company’s Notes to Unaudited Consolidated Financial Statements have been updated in this Quarterly Report on Form 10-Q to reflect the appropriate topical references to the FASB ASC.
2. BUSINESS ACQUISITION
On August 31, 2009, the Company announced that its mental health subsidiary, GEO Care, Inc. (“GEO Care”), signed a definitive agreement to acquire Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services. Just Care manages the 354-bed Columbia Regional Care Center (the “Facility”) located in Columbia, South Carolina. The Facility houses medical and mental health residents for the State of South Carolina and the State of Georgia as well as special needs detainees under custody of the U.S. Marshals Service and U.S. Immigration and Customs Enforcement. The Facility is operated by Just Care under a long-term lease with the State of South Carolina. The Company paid $40.0 million, consistent with the terms of the merger agreement, at closing on September 30, 2009.
3. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Income from continuing operations	$19,258	$15,497	$50,820	$41,237
Basic earnings per share:
Weighted average shares outstanding	50,900	50,626	50,800	50,495

Per share amount	$0.38	$0.31	$1.00	$0.82

Diluted earnings per share:
Weighted average shares outstanding	50,900	50,626	50,800	50,495
Effect of dilutive securities:
Stock options and restricted stock	1,050	1,177	1,047	1,325

Weighted average shares assuming dilution	51,950	51,803	51,847	51,820

Per share amount	$0.37	$0.30	$0.98	$0.80

Thirteen Weeks
For the thirteen weeks ended September 27, 2009, 23,684 weighted average shares of stock underlying options and 8,668 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the thirteen weeks ended September 28, 2008, 404,448 weighted average shares of stock underlying options and no shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
Thirty-nine Weeks
For the thirty-nine weeks ended September 27, 2009, 82,936 weighted average shares of stock underlying options and 10,075 of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the thirty-nine weeks ended September 28, 2008, 375,015 weighted average shares of stock underlying options and no shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
4. EQUITY INCENTIVE PLANS
The Company had awards outstanding under four equity compensation plans at September 27, 2009: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. On June 26, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 163,000 restricted stock awards to certain employees. As of September 27, 2009, the Company had 960,044 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 234,844 were available for the issuance of awards other than stock options.
A summary of the status of stock option awards issued and outstanding under the Company’s Plans as of September 27, 2009 is presented below.

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at December 28, 2008	2,808	$8.03	4.6	$29,751
Options granted	7	16.59
Options exercised	(97)	3.96
Options forfeited/canceled/expired	(44)	22.47

Options outstanding at September 27, 2009	2,674	$7.96	3.9	$31,251

Options exercisable at September 27, 2009	2,353	$6.50	3.3	$30,736

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen and thirty-nine weeks ended September 27, 2009, the amount of stock-based compensation expense related to stock options was $0.2 million and

$0.7 million, respectively. For the thirteen and thirty-nine weeks ended September 28, 2008, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.7 million, respectively. The weighted average grant date fair value of options granted during the thirty-nine weeks ended September 27, 2009 was $5.77 per share. As of September 27, 2009, the Company had $1.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock
A summary of restricted stock issued as of December 28, 2008 and changes during thirty-nine weeks ended September 27, 2009 follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at December 28, 2008	425,684	$19.54
Granted	163,000	18.56
Vested	(176,597)	18.27
Forfeited/canceled	(27,487)	20.68

Restricted stock outstanding at September 27, 2009	384,600	$19.63

During the thirteen and thirty-nine weeks ended September 27, 2009, the Company recognized $0.8 million and $2.7 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen and thirty-nine weeks ended September 28, 2008, the Company recognized $0.8 million and $2.2 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of September 27, 2009, the Company had $6.0 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.5 years.
5. DISCONTINUED OPERATIONS
The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. In accordance with FASB ASC Presentation of Financial Statements, presentation as discontinued operations is appropriate so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.
Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the fiscal years 2009 and 2008, the Company discontinued operations at certain of its domestic and international subsidiaries. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008, respectively. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all periods presented.
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
The following are the revenues and income (loss) related to discontinued operations for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues	$—	$11,312	$290	$36,259
Net income (loss)	$—	$362	$(346)	$1,228
Basic earnings per share	$0.00	$0.00	$(0.01)	$0.02
Diluted earnings per share	$0.00	$0.01	$(0.01)	$0.02
6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$19,258	$15,859	$50,474	$42,465
Change in foreign currency translation, net of income tax expense (benefit) of $648, $(1,497), $2,318 and $(1,133), respectively	1,662	(2,779)	7,475	(2,104)
Pension liability adjustment, net of income tax expense of $28, $29, $86 and $86, respectively	44	44	132	132
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $65, $(1,182), $577 and $(1,027), respectively	119	(1,781)	1,050	(1,527)

Comprehensive income	$21,083	$11,343	$59,131	$38,966

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirty-nine weeks ended September 27, 2009 were as follows (in thousands):

		Foreign
	Balance as of	Currency	Balance as of
	December 28, 2008	Translation	September 27, 2009
U.S. corrections	$21,692	$—	$21,692
International services	510	137	647

Total segments	$22,202	$137	$22,339

Intangible assets consisted of the following (in thousands):

	Useful Life	Balance as of
	in Years	September 27, 2009
U.S. corrections — facility management contracts	7-17	$14,450
International services — facility management contract	18	2,461
U.S. corrections — covenants not to compete	4	1,470

		$18,381
Less: accumulated amortization		(6,785)

Net book value of amortizable intangible assets		$11,596

Amortization expense was $0.3 million and $1.0 million for U.S. corrections facility management contracts for the thirteen and thirty-nine weeks ended September 27, 2009, respectively. Amortization expense was $0.3 million and $1.1 million for U.S. corrections facility management contracts for the thirteen and thirty-nine weeks ended September 28, 2008, respectively. Amortization expense was $0.1 million and $0.3 million for U.S. corrections covenants not to compete for the thirteen and thirty-nine weeks ended September 27, 2009, respectively. Amortization expense was $0.1 million and $0.3 million for U.S. corrections covenants not to compete for the thirteen and thirty-nine weeks ended September 28, 2008, respectively. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets.
8. FAIR VALUE OF ASSETS AND LIABILITIES
The Company’s significant financial assets carried at fair value and measured on a recurring basis are measured and disclosed in accordance with FASB ASC Fair Value Measurements and Disclosures. The Company does not have any financial liabilities or nonfinancial assets and liabilities measured on a recurring or nonrecurring basis that are within the scope of FASB ASC Fair Value Measurements and Disclosures. The company considers the fair value hierarchy when prioritizing the inputs to valuation techniques used to measure the fair value of financial and nonfinancial assets and liabilities. The fair value hierarchy establishes three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
Valuation technique-financial assets and liabilities:
The Company is required to measure its financial assets and liabilities at fair value on a recurring basis in accordance with FASB ASC Fair Value Measurements. Where available, the most accurate measure of fair value is obtained from quoted prices in active markets for identical assets and liabilities (Level 1). If quoted prices in active markets for identical assets and liabilities are not available, the next most reliable measure of fair value can be obtained from quoted prices for similar assets and liabilities or from inputs that are observable either directly or indirectly (Level 2). The Company does not have any financial assets and liabilities which it carries and measures at fair value using Level 1 techniques. The Company investments included in the Company’s Level 2 fair value measurements consist of an interest rate swap held by our Australian subsidiary which falls within the scope of FASB ASC Derivatives and Hedging and is valued using a discounted cash flow model, and also an investment in Canadian dollar denominated fixed income securities. The Company does not have any Level 3 financial assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.
The following table provides a summary of the Company’s significant financial assets (there are no such liabilities for any period presented) carried at fair value and measured on a recurring basis as of September 27, 2009 (in thousands):

		Fair Value Measurements at September 27, 2009
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at September	Active Markets	Observable Inputs	Unobservable
	27, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap derivative assets	$1,831	$—	$1,831	$—
Investments other than derivatives	1,525	—	1,525	—

	$3,356	$—	$3,356	$—

9. FINANCIAL INSTRUMENTS
As required by FASB ASC Financial Instruments, beginning on December 29, 2008, the first day of the Company’s fiscal year beginning after November 15, 2008, the Company was required to provide expanded disclosures about the fair value of financial instruments not carried on its balance sheet at fair value. The following table presents the carrying values and fair values for the Company’s financial instruments, not discussed in Note 8, at September 27, 2009:

	September 27, 2009
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	24,299	24,299
Restricted cash	35,040	35,040
Liabilities:
Borrowings under the Senior Credit Facility	262,875	250,220
Senior 8 1/4% Notes	150,000	154,500
Non-recourse debt	119,064	116,498
The fair values of the Company’s Cash and cash equivalents and Restricted cash approximate the carrying values of these assets at September 27, 2009. The fair values of publicly traded debt and other non-recourse debt are based on market prices, where available. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the company’s borrowing rate, the undrawn spread and similar trades.

10. VARIABLE INTEREST ENTITIES
The Company applies the guidance of FASB ASC Consolidation for all ventures deemed to be variable interest entities (“VIE“s). All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein.
The Company reviewed its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE, to determine if consolidation of the entity in its financial statements is appropriate. The Company has determined it is not the primary beneficiary of SACS since it does not absorb a majority of the entity’s losses nor does it receive a majority of the entity’s expected returns. Additionally, the Company does not have the ability to exercise significant influence over SACS. As such, this entity is not consolidated, but is accounted for as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Center. Subsequently, SACS was awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. SACS, based on the terms of the contract with the government, was able to obtain long-term financing to build the prison. The financing is fully guaranteed by the government, except in the event of default, for which it provides an 80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $11.4 million at September 27, 2009 and its guarantees related to SACS as disclosed in Note 11. Separately, SACS entered into a long-term operating contract with South African Custodial Management (Pty) Limited (“SACM”) to provide security and other management services and with SACS’ joint venture partner to provide purchasing, programs and maintenance services upon completion of the construction phase, which concluded in February 2002. The Company’s maximum exposure for loss under this contract is $23.4 million, which represents the Company’s initial investment, undistributed earnings and the guarantees discussed in Note 12.
The Company reviewed its relationship with South Texas Local Development Corporation (“STLDC”) to determine if consolidation is appropriate. STLDC was created in order to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC issued $49.5 million in taxable revenue bonds and has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result.
11. NONCONTROLLING INTEREST IN SUBSIDIARY
The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements in accordance with FASB ASC Consolidations. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Center in the Republic of South Africa under a 25-year management contract which commenced in February 2002.
On October 29, 2008, the Company, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining non-controlling shares of SACM which changed the Company’s share in the profits of the joint venture from 76.25% to 88.75%. All of the non-controlling shares of the third joint venture partner were allocated between the Company and the second joint venture partner on a pro rata basis based on their respective ownership percentages. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirty-nine weeks ended September 27, 2009.
12. LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS
The Senior Credit Facility
On August 26, 2008, the Company completed an amendment to its senior secured credit facility through the execution of Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (collectively, the “Senior Credit Facility” or the “Credit Agreement”). Prior to October 15, 2009 (see Note 17), Amendment No. 4 to the Credit Agreement required the

Company to maintain certain leverage ratios, as computed in accordance with the Credit Agreement at the end of each fiscal quarter for the immediately preceding four quarter-period. Amendment No. 4 to the Credit Agreement also added a new interest coverage ratio which required the Company to maintain a ratio of EBITDA (as such term is defined in the Credit Agreement) to Interest Expense (as such term is defined in the Credit Agreement) payable in cash of no less than 3.00 to 1.00, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period. In addition, Amendment No. 4 amended the capital expenditure limits applicable to the Company under the Credit Agreement. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of September 27, 2009.
As of September 27, 2009, the Senior Credit Facility consisted of a $365.0 million, seven-year term loan (“Term Loan B”), and a $240.0 million five-year revolver which was set to expire September 14, 2010 (the “Revolver”). The interest rate for the Term Loan B was LIBOR plus 1.50% (the weighted average rate on outstanding borrowings under the Term Loan portion of the facility as of September 27, 2009 was 1.85%). Up to October 15, 2009, the Revolver incurred interest at LIBOR plus 2.00% or at the base rate (prime rate) plus 1.00%. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility was 2.07% as of September 27, 2009.
As of September 27, 2009, the Company had $155.9 million outstanding under the Term Loan B. The Company’s $240.0 million Revolver had $107.0 million outstanding in loans, $47.4 million outstanding in letters of credit and $85.6 million available for borrowings. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.
At September 27, 2009, the Company had the ability to increase its borrowing capacity under the Senior Credit facility by another $150.0 million subject to lender demand and market conditions. See subsequent events Note 17.
Senior 8 1/4% Notes
In July 2003, to facilitate the completion of the purchase of 12.0 million shares from Group 4 Falck, the Company’s former majority shareholder, the Company issued $150.0 million in aggregate principal amount, ten-year, 8 1/4% senior unsecured notes (the “Notes”). The Notes are general, unsecured, senior obligations. Interest is payable semi-annually on January 15 and July 15 at 8 1/4%. The Notes are governed by the terms of an indenture, dated July 9, 2003, between the Company and the Bank of New York, as trustee, (the “Indenture”). Additionally, after July 15, 2008, the Company may redeem all or a portion of the Notes plus accrued and unpaid interest at various redemption prices ranging from 100.000% to 104.125% of the principal amount to be redeemed, depending on when the redemption occurs (on October 5, 2009, the Company commenced a cash tender offer for any and all of its $150,000,000 aggregate principal amount of the Notes — see Note 17). The Indenture contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends or distributions on its common stock, repurchase its common stock, and prepay subordinated indebtedness. The Indenture also limits the Company’s ability to issue preferred stock, make certain types of investments, merge or consolidate with another company, guarantee other indebtedness, create liens and transfer and sell assets. The Company’s failure to comply with certain of the covenants under the indenture governing the Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable if default of other indebtedness is caused by failure to make payment when due at final maturity or if default of other indebtedness results in the acceleration of that indebtedness prior to its express maturity. The Company believes it was in compliance with all of the covenants of the Indenture governing the Notes as of September 27, 2009.
The Notes are reflected net of the original issue discount of $2.2 million as of September 27, 2009. Prior to the cash tender offer of any and all of the Notes, which commenced on October 5, 2009, the entire original issue discount was being amortized over the ten-year term of the Notes using the effective interest method. See subsequent events Note 17.
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
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operation of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of September 27, 2009 and December 28, 2008 was $27.4 million and $27.9 million, respectively and is included in property and equipment in the accompanying balance sheets.
On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 27, 2009, the remaining balance of the debt service requirement under the STDLC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of September 27, 2009, included in current restricted cash and non-current restricted cash is $6.2 million and $10.5 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended September 27, 2009 in relation to the WEDFA bond indenture. As of September 27, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is classified as current in the accompanying balance sheet.
As of September 27, 2009, included in current restricted cash and non-current restricted cash is $7.0 million and $7.0 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.1 million and $38.1 million at September 27, 2009 and December 28, 2008, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at September 27, 2009, was $4.3 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.1 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolving Credit Facility.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.7 million, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under this guarantee and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations relative to this guarantee expire upon SACS’s fulfillment of its contractual obligations.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.3 million, commencing in 2017. The Company has a liability of $1.5 million and $1.3 million related to this exposure as of September 27, 2009 and December 28, 2008, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At September 27, 2009, the Company also had six letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $6.4 million. The Company does not have any off balance sheet arrangements other than those disclosed above.
Derivatives
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value in accordance with FASB ASC Derivatives and Hedging.
Effective September 18, 2003, the Company entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements effectively converted $50.0 million of the Company’s Senior 8 1/4% Notes into variable rate obligations. The Company designated these swaps as hedges against changes in the fair value of the designated portion of the Notes due to the change in the underlying interest rates. Accordingly, the changes in the fair value of these interest rate swaps were recorded in earnings along with related designated change in the value of the Notes. Each of the swaps had a termination clause that gave the lender the right to terminate the interest rate swap at fair market value if they were no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also contained call provisions which specified that the lender could elect to settle the swap for the call option price, as specified in the swap agreement. During the thirty-nine weeks ended September 27, 2009, both of the Company’s lenders elected to prepay their interest rate swap obligations to the Company with respect to the aggregate notional amount of $50.0 million at the call option price which equaled the fair value of the interest rate swaps on the respective call dates. Total net gain or loss recognized and recorded in earnings related to the fair value hedges was not significant for the thirteen and thirty-nine weeks ended September 27, 2009 or September 28, 2008. Prior to October 5, 2009, since the Company had not elected to call any portion of the Notes, the value of the call option was being amortized as a reduction of interest expense over the remaining term of the Notes. Subsequent to the thirty-nine weeks ended September 27, 2009, the Company commenced a cash tender offer for its $150.0 million aggregate principal amount of 8.25% Senior Notes due 2013. See Subsequent events Note 17.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $1.0 million for the thirteen and thirty-nine weeks ended September 27, 2009, respectively. Total net unrealized loss recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(1.8) million and $(1.5) million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively. The total value of the swap asset as of September 27, 2009 and December 28, 2008 was $1.8 million and $0.2 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
13. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against the Company. In October 2006, the verdict was entered as a judgment against the Company in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, the Company’s former parent company, in which the Company participated until October 2002. Policies secured by the Company under that program provide $55.0 million in aggregate annual coverage. In October 2009, this case was settled in an amount within the insurance coverage limits and the insurer will pay the full settlement amount.
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $15.6 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
As of September 27, 2009, the Company was in the process of constructing or expanding four facilities representing 4,870 total beds. The Company is providing the financing for three of the four facilities, representing 2,870 beds. Total capital expenditures related to these three projects is expected to be $172.3 million, of which $127.7 million was completed through the thirty-nine weeks ended September 27, 2009. The Company expects to incur at least another $26.6 million in capital expenditures relating to these three owned projects during fiscal year 2009, and the remaining $18.0 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. GEO is managing the construction of this project with total construction costs of $113.8 million, of which $69.3 million has been completed through the thirty-nine weeks ended September 27, 2009, and $44.5 million of which remains to be completed through second quarter 2010.
During the fourth quarter, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposes to disallow a deduction that the Company realized during the 2005 tax year. The Company intends to appeal this proposed disallowed deduction with the IRS’s appeals division and believes it has valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Contract terminations
Effective June 15, 2009, the Company’s management contract with Fort Worth Community Corrections Facility located in Fort Worth, Texas was assigned to another party. Prior to this termination, the Company leased this facility (lease was due to expire August 2009) and the customer was the Texas Department of Criminal Justice (“TDCJ”). The termination of this contract did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On September 8, 2009, the Company exercised its contractual right to terminate its contracts for the operation and management of the Newton County Correctional Center (“Newton County”) located in Newton, Texas and the Jefferson County Downtown Jail (“Jefferson County”) located in Beaumont, Texas. The Company will manage Newton County and Jefferson County until the contracts terminate effective on November 2, 2009 and November 9, 2009, respectively. The Company does not expect the termination of these contracts to have a material adverse impact on our financial condition, result of operations or cash flows.
14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. corrections segment; the International services segment; the GEO Care segment; and the Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the revenues and assets from the Facility construction and design segment are offset by a similar amount of expenses and liabilities. Disclosures for business segments are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Revenues:
U.S. corrections	$192,606	$177,930	$576,640	$520,029
International services	36,668	33,896	92,217	102,927
GEO Care	27,722	28,794	84,185	89,063
Facility construction and design	37,869	13,485	77,263	74,534

Total revenues	$294,865	$254,105	$830,305	$786,553

Depreciation and amortization:
U.S. corrections	$8,899	$8,542	$26,955	$24,918
International services	376	415	1,039	1,201
GEO Care	341	372	1,068	1,404
Facility construction and design	—	—	—	—

Total depreciation and amortization	$9,616	$9,329	$29,062	$27,523

Operating income (loss):
U.S. corrections	$46,310	$39,743	$130,824	$113,248
International services	1,815	2,423	5,639	7,917
GEO Care	2,746	3,242	9,013	9,279
Facility construction and design	(30)	116	175	312

Operating income from segments	50,841	45,524	145,651	130,756
General and administrative expenses	(15,685)	(16,944)	(49,936)	(51,825)

Total operating income	$35,156	$28,580	$95,715	$78,931

	September 27, 2009	December 28, 2008
Segment assets:
U.S. corrections	$1,182,940	$1,093,880
International services	92,352	69,937
GEO Care	21,232	21,169
Facility construction and design	23,472	10,286

Total segment assets	$1,319,996	$1,195,272

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008, respectively.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Total operating income from segments	$50,841	$45,524	$145,651	$130,756
Unallocated amounts:
General and Administrative Expenses	(15,685)	(16,944)	(49,936)	(51,825)
Net interest expense	(5,309)	(5,431)	(16,978)	(16,087)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$29,847	$23,149	$78,737	$62,844

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of September 27, 2009 and December 28, 2008, respectively.

	September 27, 2009	December 28, 2008
Reportable segment assets:	$1,319,996	$1,195,272
Cash	24,299	31,655
Deferred income tax	21,757	21,757
Restricted cash	35,040	32,697
Assets of discontinued operations	—	7,240

Total assets	$1,401,092	$1,288,621

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues:
Correctional and detention	$229,274	$211,826	$668,857	$622,956
GEO Care	27,722	28,794	84,185	89,063
Facility construction and design	37,869	13,485	77,263	74,534

Total revenues	$294,865	$254,105	$830,305	$786,553

Equity in Earnings of Affiliate
Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Statement of Operations Data
Revenues	$10,195	$9,501	$26,836	$27,701
Operating income	3,935	3,621	10,466	10,639
Net income (loss)	1,809	1,378	4,815	4,018

	September 27, 2009	December 28, 2008
Balance Sheet Data
Current assets	$28,465	$18,421
Non-current assets	47,849	37,722
Current liabilities	3,268	2,245
Non-current liabilities	50,898	41,321
Shareholders’ equity	22,148	12,577
As of September 27, 2009 and December 28, 2008, the Company’s investment in SACS was $11.1 million and $6.3 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

15. BENEFIT PLANS
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
As of September 27, 2009, the Company had non-qualified deferred compensation agreements with two key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of September 27, 2009, both executives had reached age 55 and are eligible to receive these payments upon retirement.
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

	September 27, 2009	December 28, 2008
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,320	$17,938
Service cost	422	530
Interest cost	538	654
Plan amendments	—	—
Actuarial gain	—	246
Benefits paid	(3,300)	(48)

Projected benefit obligation, end of period	$16,980	$19,320

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	3,300	48
Benefits paid	(3,300)	(48)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(16,980)	$(19,320)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	51	82
Net loss	2,364	2,551

Accrued pension cost	$2,415	$2,633

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Components of Net Periodic Benefit Cost
Service cost	$141	$133	$422	$398
Interest cost	179	163	538	490
Amortization of:
Prior service cost	10	10	31	31
Net loss	62	62	187	187

Net periodic pension cost	$392	$368	$1,178	$1,106

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.50%	5.00%	5.50%
In February 2009, the Company announced the retirement of its former Chief Financial Officer, John G. O’Rourke. As a result of his retirement, the Company paid $3.2 million in retirement payments under the executive retirement agreement, representing the discounted value of the benefit as of August 2, 2009, the effective date of retirement, plus a gross up of $1.2 million for certain taxes as specified in the agreement. Including the benefits paid to Mr. O’Rourke in August 2009, the Company expects to pay a total of $3.3 million in the current fiscal year related to its defined benefit pension plans.
16. ACCOUNTING STANDARDS UPDATES
Effective in July 2009, any changes to the source of authoritative U.S. GAAP in the FASB ASC are communicated through an FASB Accounting Standards Update (“FASB ASU”). FASB ASU’s are published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB ASC (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). FASB ASU’s are also issued for amendments to the SEC content in the FASB ASC as well as for editorial changes.
The Company implemented the following accounting standards in the thirty-nine weeks ended September 27, 2009:
The Company applies the updated guidance in FASB ASC Business Combinations which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. This requirement became effective for the Company as of December 29, 2008, the first day of its fiscal year. Additionally, FASB ASC Business Combinations, applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and pre-acquisition contingencies. On October 1, 2009 the Company’s mental health subsidiary, GEO Care acquired Just Care, a provider of detention healthcare focusing on the delivery of medical and mental health services, for $40.0 million, consistent with the terms of the merger agreement. There were no business combinations in the thirty-nine weeks ended September 27, 2009. The Company will record this transaction in accordance with the updated guidance in FASB ASC Business Combinations. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.
The Company accounts for its intangible assets in accordance with FASB ASC Intangibles — Goodwill and Other. In April 2008, the FASB issued guidance which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. This amendment requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.
The Company applies guidance in FASB ASC Derivatives and Hedging to its qualifying derivative and hedging instruments. In March 2008, the FASB issued guidance to companies relative to disclosures about its derivative and hedging activities which requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under the FASB ASC, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In addition to these standards, the Company also adopted standards as discussed in Note 1, Note 8, Note 9, Note 10, Note 11 and Note 17.
The following accounting standards have implementation dates subsequent to the period ended September 27, 2009 and as such, have not yet been adopted by the Company:
In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167) which remains authoritative under the new FASB ASC as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. FAS No. 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, FAS No. 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS No. 167 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. FAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.
In August 2009, the FASB issued ASU No. 2009-5, which amends guidance in Fair Value Measurements and Disclosures to provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Fair Value Measurements and Disclosures, such as a present value technique. This revised guidance will be effective for the Company’s first reporting period after August 2009, which for the Company would be the fourth quarter of 2009. The Company does not expect ASU No. 2009-5 to have a material impact on its financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will be come effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
17. SUBSEQUENT EVENTS
In May 2009, the FASB issued new guidance which is now included in FASB ASC Subsequent Events. This guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. This standard became effective for the Company in the fiscal quarter ended June 28, 2009 and its implementation did not have a significant impact on the Company’s financial condition, results of operations or cash flows. The Company evaluated all events and transactions that occurred after September 27, 2009 up to November 3, 2009, the date the Company issued these financial statements. During this period, the Company had unrecognizable subsequent events as follows:
Amendments to Senior Credit Facility
On October 5, 2009, and again on October 15, 2009, the Company completed amendments to the Senior Credit Facility through the execution of Amendment Nos. 5 and 6, respectively, to the Amended and Restated Credit Agreement (“Amendment No. 5” and/ or “Amendment No. 6”) between the Company, as Borrower, certain of the Company’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent. Amendment No. 5 to the Credit Agreement among other things, effectively permitted the Company to issue up to $300.0 million of unsecured debt without having to repay outstanding borrowings on its Senior Credit Facility. Amendment No. 6 to the Credit Agreement, among other things, modified the aggregate size of the credit facility from $240.0 million to $330.0 million (of which $325.0 million will remain through September 2012), extended the maturity of the Revolver to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios and eliminated the annual capital expenditures limitation. With this amendment, GEO’s Senior Secured Credit Facility is now comprised of a $155.9 million Term Loan bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $325.0 million Revolver which currently bears interest at LIBOR plus 3.25% and matures in September 2012. As of October 20, 2009, the Company had the ability to borrow approximately $202 million from the excess capacity on the Revolver after considering its debt covenants. Upon the execution of Amendment No. 6, the Company also had the ability to increase its borrowing capacity under the Senior Credit facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.
Tender offer
On October 5, 2009, the Company announced the commencement of a cash tender offer for its $150.0 million aggregate principal amount of 8 1/4% Senior Notes due 2013 (the “Notes”). Holders who validly tender their Notes before the early tender date, which expired at 5:00 p.m. Eastern Standard time on October 19, 2009, received a 103.0% cash payment for their note which included an early tender payment of 3%. Holders who tender their notes after the early tender date, but before the expiration date of 11:59 p.m., Eastern

Standard time on November 2, 2009 (“Early Expiration Date”), will receive 100.0% cash payment for their note. Holders of the Notes accepted for purchase will receive accrued and unpaid interest up to, but not including, the applicable payment date. On October 20, 2009, the Company announced the results of the early tender date. Valid early tenders received by the Company represented $130.2 million aggregate principal amount of the Notes which was 86.8% of the outstanding principal balance. The Company settled these notes on October 20, 2009 by paying $136.9 million to the trustee of the 8 1/4% Senior Notes. Also on October 20, 2009, GEO announced the call for redemption for all Notes not tendered by the Expiration Date. The Company financed the tender offer and redemption with the net cash proceeds from its offering of $250.0 million aggregate principal 7 3/4% Senior Notes due 2017, which closed on October 20, 2009. As a result of the tender offer and redemption, the Company will incur a loss of approximately $4.3 million, net of tax, related to the tender premium and deferred costs associated with the Senior 8 1/4% Notes.
7 3/4% Senior Notes Due 2017
On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% senior unsecured notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized proceeds of $240.1 million at the close of the transaction, net of the discount on the notes of $3.6 million and fees paid to the lenders directly related to the execution of the transaction.
Interest rate swaps
Effective November 3, 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $75.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.235% and 4.29%, also calculated on the notional $75.0 million amount. Changes in the fair value of the interest rate Swaps are recorded in earnings along with related designated changes in the value of the Notes. A one percent increase in LIBOR would increase our interest expense by $0.8 million.
New contracts
On October 1, 2009, the Company’s wholly-owned Australian subsidiary announced that it had been selected by Corrective Services New South Wales to operate and manage the 823-bed Parklea Correctional Center in Australia. The contract is expected to have a term of five years with one three-year extension option and is expected to generate approximately $26.0 million in annual revenues. The Company expects to begin operating the center on October 31, 2009.
On October 20, 2009, the Company announced a contract award by ICE for the continued management of the company-owned Northwest Detention Center (the “Center”) located in Tacoma, Washington. The Center houses immigration detainees for ICE. The new contract will have an initial term of one year effective October 24, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 1,030 to 1,575 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $60.0 million in annualized revenues at full occupancy, including the new transportation responsibilities.
Contract termination
In October 2009, the Company received a 60-day notice from the California Department of Corrections and Rehabilitation (“CDCR”) of its intent to terminate the management contract between the Company and the CDCR for the management of the company-owned McFarland Community Correctional Facility. The Company does not expect that the termination of this management contract will have a significant impact on its financial condition, results of operations or cash flows.

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
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Canada, Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to secure facility management contracts on suitable terms for the operation of two facilities that we are currently constructing or expanding with an aggregate total of $124.9 million of our own capital, of which we have already spent $97.0 million as of September 27, 2009;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional and mental health and residential treatment services business;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given, among other things, the current adverse conditions in the capital markets, our current amount of indebtedness and the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to obtain future financing at competitive rates and on satisfactory terms, or at all;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the Securities and Exchange Commission on February 18, 2009. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended September 27, 2009 as “Third Quarter 2009,” and we refer to the thirteen weeks ended September 28, 2008 as “Third Quarter 2008.”
We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, and minimum security detention centers. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services, which are operated through our wholly-owned subsidiary GEO Care Inc., involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health care facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
As of September 27, 2009, we managed 58 facilities totaling approximately 53,400 beds worldwide. As of the end of Third Quarter 2009, we had an additional 4,870 beds under development at four facilities, including an expansion and renovation of one vacant facility which we own, the expansion of two facilities we currently own and operate and a new 2,000-bed facility which we will manage upon completion. We maintained an average companywide facility occupancy rate of 94.8% for the thirty-nine weeks ended September 27, 2009.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 18, 2009, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended December 28, 2008.
Recent Developments
Just Care Inc. Acquisition
On August 31, 2009, we announced that our mental health subsidiary, GEO Care, Inc. (“GEO Care”), signed a definitive agreement to acquire Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services. Just Care manages the 354-bed Columbia Regional Care Center (the “Facility”) located in Columbia, South Carolina. The Facility houses medical and mental health residents for the State of South Carolina and the State of Georgia as well as special needs detainees under custody of the U.S. Marshals Service and U.S. Immigration and Customs Enforcement. The Facility is operated by Just Care under a long-term lease with the State of South Carolina. We paid $40.0 million, consistent with the terms of the merger agreement, at closing on September 30, 2009.
Liquidity and capital resources
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% senior unsecured notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. In connection with the issuance of the 7 3/4% senior unsecured notes, we also executed three interest swap agreements effective November 3, 2009 for an aggregate notional amount of $75.0 million. We realized proceeds of $240.1 million at the close of the private offering, net of the discount on the notes of $3.6 million and fees paid to the lenders directly related to the execution of the transaction. A portion of these proceeds was used to redeem our $150.0 million aggregate principal amount of 8 1/4% Senior Notes due 2013 (referred to as the “Notes”) for which we commenced a cash tender offer announced on October 5, 2009. As of October 20, 2009, valid tenders received by us represented $130.2 million aggregate principal amount of the Notes which was 86.8% of the outstanding principal balance. We settled these notes on October 20, 2009 by paying $136.9 million to the trustee of the 8 1/4% Senior Notes.
Also in October 2009, we completed Amendment Nos. 5 and 6 our Senior Credit Facility which allowed us to issue up to $300.0 million of unsecured debt without having to repay outstanding borrowings on our Senior Credit Facility, modified the aggregate size of the credit facility from $240.0 million to $330.0 million (of which $325.0 million will remain through September 2012), extended the maturity of the Revolver to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios and eliminated the annual capital expenditures limitation. As of October 20, 2009, we had the ability to borrow approximately $202 million from the excess capacity on the Revolver after considering our debt covenants. Upon the execution of Amendment No. 6, we also had the ability to increase our borrowing capacity under the Senior Credit facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.
Refer below to the discussion included in “Financial Condition” for further details related to these transactions.
Facility construction and management
The following table sets forth current expansion and development projects at September 27, 2009:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
North Lake Correctional Facility, Michigan(1)	1,225	1,755	Q1 2010	Federal or Various States	GEO
Northwest Detention Center, Washington	545	1,575	Q1 2010	Federal	GEO
Aurora ICE Processing Center, Colorado(2)	1,100	1,532	Q1 2010	Federal	GEO
Broward Transition Center, Florida(3)	n/a	n/a	Q2 2010	Federal	GEO
Blackwater River Correctional Facility, Florida	2,000	2,000	Q2 2010	DMS	Third party

	4,870

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	We do not yet have customers for these expansion beds.

(3)	We are currently operating this facility and have a management contract for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.
On March 29, 2009, we completed the intake of 192 detainees in the expansion of the 576-bed Robert A. Deyton Detention Facility (the “Facility”) in Lovejoy, Georgia. We manage the Facility under a 20-year contract, inclusive of three five-year option periods, with the Office of the Federal Detention Trustee. We lease the Facility from Clayton County under a 20-year agreement, with two five-year renewal options. The Facility houses detainees under custody of the United States Marshals Service. We expect this expansion to generate approximately $4 million in additional annual operating revenues.
In April 2009, The GEO Group Australia Pty. Ltd. (“GEO Australia”), our wholly owned subsidiary, was awarded a new contract by the New South Wales, Department of Corrective Services (the “Department”) for the continued management and operation of the 790-bed

Junee Correctional Centre. GEO Australia has managed the minimum-to-medium security Centre since its opening in 1993. The new contract has a term of 15 years, inclusive of renewal options, and is expected to generate annual revenues of approximately $21 million.
On April 23, 2009, we announced a contract award by U.S. Immigration and Customs Enforcement (ICE) for the continued management of the Broward Transition Center (referred to as the “Center”), which we own, located in Deerfield Beach, Florida. The new contract will have an initial term of one year, effective April 1, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center was increased from 600 to 700 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $21 million in annualized revenues at full occupancy, including the new transportation responsibilities.
Also in April 2009, we opened the new $62.0 million Florida Civil Commitment Center (“FCCC”) replacement facility in Arcadia, Florida. The new facility has a capacity of 720 residents, and it was specifically designed to provide treatment services to sexually violent predators in a highly secure facility. FCCC is operated by GEO Care, our wholly-owned subsidiary, under a management contract with the Florida Department of Children and Families.
On May 4, 2009, we announced that we executed a contract with Bexar County, Texas Commissioners’ Court for the continued operation of the 685-bed Central Texas Detention Facility (the “Facility”) located in San Antonio, Texas. The Facility, which is owned by Bexar County, houses detainees predominately for the U.S. Marshals Service. We have managed the Facility since 1988. The new contract will have a term of ten years, effective April 29, 2009, and will generate approximately $11.0 million in annualized operating revenues for us at full occupancy.
On June 29, 2009, we announced that our wholly owned U.K. subsidiary, GEO UK Ltd., assumed management functions at the 260-bed Harmondsworth Immigration Removal Centre (the “Centre”) located in London, England. Our subsidiary will manage and operate the Centre under a three-year contract with the United Kingdom Border Agency. This contract is expected to generate approximately $14.0 million in annual revenues for us. Additionally, the Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010. Upon completion of the expansion, this management contract is expected to generate approximately $19.5 million in annual revenues.
On July 1, 2009, we announced the opening of a 384-bed expansion of the 1,500-bed Graceville Correctional Facility in Graceville, Florida. We operate this correctional facility under a managed-only contract with the State of Florida Department of Management Services and completed intake of inmates during the third quarter of 2009. At full occupancy, the 384-bed expansion is expected to generate approximately $5.0 million in additional annualized operating revenues.
On October 1, 2009, our wholly-owned Australian subsidiary announced that it had been selected by Corrective Services New South Wales to operate and manage the 823-bed Parklea Correctional Center in Australia. The contract is expected to have a term of five years with one three-year extension option and is expected to generate approximately $26.0 million in annual revenues. We expect to begin operating the center on October 31, 2009.
On October 20, 2009, we announced a contract award by U.S. Immigration and Customs Enforcement (“ICE”) for the continued management of our Northwest Detention Center (the “Center”) located in Tacoma, Washington. The Center houses immigration detainees for ICE. The new contract will have an initial term of one year effective October 24, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 1,030 to 1,575 beds, and the transportation responsibilities will be expanded. The new contract is expected to generate approximately $60.0 million in annualized revenues at full occupancy, including the new transportation responsibilities.
Contract terminations
Effective June 15, 2009, our management contract with Fort Worth Community Corrections Facility located in Fort Worth, Texas was assigned to another party. Prior to this termination, we leased this facility (lease was due to expire August 2009) and the customer was the Texas Department of Criminal Justice (“TDCJ”). The termination of this contract did not have a material adverse impact on our financial condition, results of operations or cash flows.
On September 8, 2009, we exercised our contractual right to terminate our contracts for the operation and management of the Newton County Correctional Center, referred to as Newton County, located in Newton, Texas and the Jefferson County Downtown Jail, referred to as Jefferson County, located in Beaumont, Texas. We will manage Newton County and Jefferson County until the contracts terminate effective on November 2, 2009 and November 9, 2009, respectively. We do not expect the termination of these contracts to have a material adverse impact on our financial condition, result of operations or cash flows.
In October 2009, we received a 60-day notice from the California Department of Corrections and Rehabilitation (“CDCR”) of its intent to terminate the management contract between us and the CDCR for the management of our company-owned McFarland Community Correctional Facility. We do not expect that the termination of this management contract will have a significant impact on our financial condition, results of operations or cash flows.
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
Revenue Recognition
We recognize revenue in accordance with FASB ASC Revenue Recognition and also in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and related interpretations. Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Certain of our contracts have provisions upon which a portion of the revenue is based on our performance of certain targets, as defined in the specific contract. In these cases, we recognize revenue when the amounts are fixed and determinable and the time period over which the conditions have been satisfied has lapsed. In many instances, we are a party to more than one contract with a single entity. In these instances, each contract is accounted for separately.
We earn construction revenue from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and sub contracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. This method is used because we consider costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Construction costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis in accordance with FASB ASC Revenue Recognition. The related cost of construction activities is included in Operating Expenses.
When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow the provisions of FASB ASC Revenue Recognition. This guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract and therefore, the value of the project development deliverable, is determined using the residual method.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $25.5 million and $25.5 million as of September 27, 2009 and December 28, 2008, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.

Income Taxes
In accordance with FASB ASC Income Taxes, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Additionally, judgment must be made as to certain tax positions which may not be fully sustained upon review by tax authorities. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC Income Taxes. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate and discontinued operations, consolidated income from continuing operations would have decreased/increased by $0.9 million, $0.6 million and $0.4 million, respectively, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.
Property and Equipment
As of September 27, 2009, we had $969.2 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable in accordance with FASB ASC Property, Plant and Equipment. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group our assets by facility for the purposes of considering whether any impairment exists. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. When considering the future cash flows of a facility, we make assumptions based on historical experience with our customers, terminal growth rates and weighted average cost of capital. While these estimates do not generally have a material impact on the impairment charges associated with managed-only facilities, the sensitivity increases significantly when considering the impairment on facilities that are either owned or leased by us. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.
Fair Value Measurements
Our significant financial assets and liabilities carried at fair value and measured on a recurring basis are presented in accordance with FASB ASC Fair Value Measurements and Disclosures which became effective for us in the fiscal year beginning after November 15, 2007. We adopted FASB ASC Fair Value Measurements and Disclosures as it relates to non-financial assets and liabilities on December 29, 2008, the first day of the Company’s fiscal year beginning after November 15, 2008, which was the end of the one-year deferral period for the application as it applies to non-financial assets and liabilities. The guidance set forth in FASB ASC Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and our assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Commitments and Contingencies
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. In October 2009, this case was settled in an amount within the insurance coverage limits and the insurer will pay the full settlement amount.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $15.6 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
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
As of September 27, 2009, we were in the process of constructing or expanding four facilities representing 4,870 total beds. We are providing the financing for three of the four facilities, representing 2,870 beds. Total capital expenditures related to these projects is expected to be $172.3 million, of which $127.7 million was completed through Third Quarter 2009. We expect to incur at least another $26.6 million in capital expenditures relating to these owned projects during fiscal year 2009, and the remaining $18.0 million by First Quarter 2010. Additionally, financing for the remaining 2,000-bed facility is being provided for by a third party for state ownership. We are managing the construction of this project with total construction costs of $113.8 million, of which $69.3 million has been completed through Third Quarter 2009 and $44.5 million of which remains to be completed through second quarter 2010.
During the fourth quarter, the Internal Revenue Service (IRS) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposes to disallow a deduction that we realized during the 2005 tax year. We intend to appeal this proposed disallowed deduction with the IRS’s appeals division and believe we have valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure of up to $15.4 million. We believe in the merits of our position and intend to defend our rights vigorously, including our rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on our financial position, results of operations and cash flows.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Thirteen Weeks Ended September 27, 2009 and Thirteen Weeks Ended September 28, 2008
For the purposes of the discussion below, “Third Quarter 2009” refers to the thirteen week period ended September 27, 2009 and “Third Quarter 2008” refers to the thirteen week period ended September 28, 2008.
Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$192,606	65.3%	$177,930	70.0%	$14,676	8.2%
International services	36,668	12.4%	33,896	13.3%	2,772	8.2%
GEO Care	27,722	9.4%	28,794	11.3%	(1,072)	(3.7)%
Facility construction and design	37,869	12.8%	13,485	5.3%	24,384	180.8%

Total	$294,865	100.0%	$254,105	100.0%	$40,760	16.0%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the Third Quarter 2009 over Third Quarter 2008, is primarily attributable to new project activations and capacity increases at existing facilities as follows: (i) revenues increased due to our new contracts for the management of Joe Corley Facility in Conroe, Texas, Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention facility in Maverick, Texas. These three activations took place in the third and fourth quarters of 2008 and attributed to $5.2 million of the increase; (ii) revenues increased $7.7 million as a result of the opening of our Rio Grande Detention Center located in Laredo, Texas in the fourth quarter 2008; (iii) revenues increased $1.2 million as a result of increases in population and contract modifications at the New Castle Correctional Facility in New Castle, Indiana; (iv) revenues increased $1.7 million as a result of the 500-bed expansion of East Mississippi Correctional Facility which was completed in the fourth quarter 2008; (v) revenues increased $2.1 million at Broward Transition Center due to an increase in per diem rates and population; (vi) we also experienced an increase of revenues of $2.8 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas. These increases were partially offset by a decrease in revenues of $5.5 million due to the termination of our management contracts at the Sanders Estes Unit in Venus, Texas, the Tri-County Justice and Detention Center in Ullin, Illinois and our recently terminated contracts, both effective in November 2009, at Newton County Correctional Center in Newton, Texas and Jefferson County Downtown Jail in Beaumont, Texas which resulted in lower populations at those facilities for Third Quarter 2009.
The number of compensated mandays in U.S. corrections facilities increased by approximately 258,000 to 3.6 million mandays in Third Quarter 2009 from 3.3 million mandays in Third Quarter 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 93.6% of capacity in Third Quarter 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 96.0% in Third Quarter 2008, not taking into account our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Center, Maverick County Detention Facility and the Northeast New Mexico Detention Facility which commenced in Third and Fourth Quarters 2008.
International services
Revenues for our International services segment during Third Quarter 2009 increased over the prior year primarily due to $4.0 million related to the June 29, 2009 opening of the Harmondsworth Immigration Removal Centre. We also experienced an increase of $1.0 million in Third Quarter 2009 related to our Australian subsidiary due to contract modifications. These increases were offset by unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound which contributed to a decrease in revenues over Third Quarter 2008 of $2.4 million.
GEO Care
The decrease in revenues for GEO Care in Third Quarter 2009 compared to Third Quarter 2008 is primarily attributable to the termination of our management contract at the South Florida Evaluation and Treatment Center — Annex in Miami, Florida. This contract was terminated effective July 2008 and generated $1.0 million of revenue during Third Quarter 2008.
Facility construction and design
The increase in revenues from the Facility construction and design segment in Third Quarter 2009 compared to Third Quarter 2008 is mainly due to an increase of $37.5 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009. This increase in revenues over the same period in the prior year was offset by a decrease in revenues due to the completion of construction at two facilities: (i) the completion of Florida Civil Commitment Center in First Quarter 2009 decreased revenues by $8.2 million and (ii) the completion of Graceville Correctional Facility in First Quarter 2009 decreased revenues by $4.4 million.
Operating Expenses

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$137,397	71.3%	$129,645	72.9%	$7,752	6.0%
International services	34,477	94.0%	31,058	91.6%	3,419	11.0%
GEO Care	24,635	88.9%	25,180	87.4%	(545)	(2.2)%
Facility construction and design	37,899	100.1%	13,369	99.1%	24,530	183.5%

Total	$234,408	79.5%	$199,252	78.4%	$35,156	17.6%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in Third Quarter 2009 as compared to Third Quarter 2008. Overall costs decreased slightly as a percentage of revenues mainly driven by lower travel costs and higher margins at certain of our newer facilities and lower start up costs compared to Third Quarter 2008.
International services
Operating expenses for international services facilities increased as a percentage of segment revenues in Third Quarter 2009 compared to Third Quarter 2008 due to an increase in labor costs at our South Africa and Australian subsidiaries. Our subsidiary in the United Kingdom also experienced lower margins due to an increase in start up costs for the transitioning of the Harmondsworth Immigration Removal Centre, which became effective June 29, 2009.
GEO Care
Operating expenses for residential treatment decreased $0.5 million during Third Quarter 2009 from Third Quarter 2008 primarily due to the termination of our contract at the South Florida Evaluation and Treatment Center — Annex.
Facility construction and design
Operating expenses for Facility construction and design increased $24.5 million during Third Quarter 2009 compared to Third Quarter 2008 primarily due to an increase related to our construction of Blackwater River Correctional Facility offset by the decrease in costs due to the completion of Graceville Correctional Facility and Florida Civil Commitment Center.
Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$15,685	5.3%	$16,944	6.7%	$(1,259)	(7.4)%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These costs decreased as a percentage of revenues over the prior year due to a decrease in corporate travel and other cost savings initiatives.

Non Operating Expenses
Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,224	0.4%	$1,878	0.7%	$(654)	(34.8)%
Interest Expense	$6,533	2.2%	$7,309	2.9%	$(776)	(10.6)%
The majority of our interest income generated in Third Quarter 2009 and Third Quarter 2008 is from the cash balances at our Australian subsidiary and the interest generated from the Direct Finance Lease Receivable. The decrease in the current period over the same period last year is mainly attributable to unfavorable currency exchange rates, and to a lesser extent, lower interest rates earned on cash balances.
The decrease in interest expense of $0.8 million is attributable to a decrease in LIBOR rates which reduced our expense. We also capitalized $1.5 million of interest in Third Quarter 2009 for the expansions of our Aurora ICE Processing Center in Aurora, Colorado, our North lake Correctional Facility in Baldwin, Michigan and our Northwest Detention Center in Tacoma, Washington compared to capitalized interest in Third Quarter 2008 of $1.1 million. Total borrowings at September 27, 2009 and September 28, 2008, excluding non-recourse debt and capital lease liabilities, were $412.3 million and $349.6 million, respectively.
Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$11,493	38.5%	$8,430	36.4%	$3,063	36.3%
The effective tax rate for Third Quarter 2009 was approximately 38.5%, compared to the effective income tax rate of 36.4% for the same period in the prior year, which was lower as a result of certain non-recurring favorable items. We estimate our annual effective tax rate for fiscal 2009 to be in the range of 38% to 39%.
Comparison of Thirty-nine Weeks Ended September 27, 2009 and Thirty-nine Weeks Ended September 28, 2008
For the purposes of the discussion below, “Nine Months 2009” refers to the thirty-nine week period ended September 27, 2009 and “Nine Months 2008” refers to the thirty-nine week period ended September 28, 2008.
Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$576,640	69.4%	$520,029	66.1%	$56,611	10.9%
International services	92,217	11.1%	102,927	13.1%	(10,710)	(10.4)%
GEO Care	84,185	10.1%	89,063	11.3%	(4,878)	(5.5)%
Facility construction and design	77,263	9.3%	74,534	9.5%	2,729	3.7%

Total	$830,305	100.0%	$786,553	100.0%	$43,752	5.6%

U.S. corrections
The increase in revenues for U.S. corrections facilities in the Nine Months 2009 over Nine Months 2008, is attributable to several items: (i) revenues increased due to our new contracts for the management of Joe Corley Detention Facility in Conroe, Texas; Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention Facility in Maverick, Texas. These three activations took place in the third and fourth quarters of 2008 and attributed $22.0 million of the increase; (ii) revenues increased $23.4 million as a result of the opening of our Rio Grande Detention Center located in Laredo, Texas in the fourth quarter of 2008; (iii) revenues increased $2.8 million as a result of our 744-bed expansion of the LaSalle Detention Facility in Jena, Louisiana which opened in Third Quarter 2008; (iv) revenues increased $5.3 million as a result of the 500-bed expansion of East Mississippi Correctional Facility which was complete in the fourth quarter of 2008; (v) revenues increased $3.8 million due to our contract with Clayton County for the management of the Robert A. Deyton Detention Facility which opened in February 2008 and the activation of the expansion of the facility in January 2009; (vi) revenues increased $3.7 million at the Broward Transition Center due to an increase in per diem rates and population; (vii) we also experienced an increase of revenues of $7.5 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas. These increases were partially offset by a decrease in revenues of $10.3 million due to the termination of our management contract at the Sanders Estes Unit in Venus, Texas and the Tri-County Justice & Detention Center in Ullin, Illinois.

The number of compensated mandays in U.S. corrections facilities increased by approximately 913,500 to 10.7 million mandays in Nine Months 2009 from 9.8 million mandays in Nine Months 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.0% of capacity in Nine Months 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 95.9% in Nine Months 2008, not taking into account our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Complex, Maverick County Detention Facility and the Northeast New Mexico Detention Facility which commenced in Third and Fourth Quarters 2008.
International services
Revenues for our international services segment during Nine Months 2009 decreased significantly over the prior year primarily due to unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound. These unfavorable fluctuations in foreign exchange rates resulted in a decrease of revenues over Nine Months 2008 of $18.3 million. These unfavorable variances were partially offset during Nine Months 2009 by an increase in revenues due to $4.0 million for the June 29, 2009 opening of the Harmondsworth Immigration Removal Centre. We also experienced $4.3 million increases in the revenues generated at our South African and Australian subsidiaries related to contract modifications.
GEO Care
The decrease in revenues for GEO Care in Nine Months 2009 compared to Nine Months 2008 is primarily attributable to the loss of revenues from the termination of our management contract with South Florida Evaluation and Treatment Center — Annex in Miami, Florida effective July 2008. This contract generated $7.5 million of revenues in Nine Months 2009. This revenue decrease was partially offset by combined increases of $2.2 million at the South Florida Evaluation and Treatment Center in Miami, Florida and the Treasure Coast Forensic Treatment Center in Stuart, Florida. The increases at these two facilities are mainly attributable to capacity increases and contract modifications.
Facility construction and design
The increase in revenues from the Facility construction and design segment in Nine Months 2009 compared to Nine Months 2008 is mainly due to an increase of $70.9 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009. This increase over the same period in the prior year was offset by decreases in construction activities at four facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Third Quarter 2008 decreased revenues by $6.8 million; (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $15.1 million, (iii) the completion of Florida Civil Commitment Center in Nine Months 2009 decreased revenues by $27.2 million and (iv) the completion of Graceville Correctional Facility in Nine Months 2009 which decreased revenues by $18.3 million.
Operating Expenses

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$418,861	72.6%	$381,863	73.4%	$36,998	9.7%
International services	85,539	92.8%	93,809	91.1%	(8,270)	(8.8)%
GEO Care	74,104	88.0%	78,380	88.0%	(4,276)	(5.5)%
Facility construction and design	77,088	99.8%	74,222	99.6%	2,866	3.9%

Total	$655,592	79.0%	$628,274	79.9%	$27,318	4.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the new openings and expansions discussed above as well as general increases in labor costs in Nine Months 2009 as compared to Nine Months 2008. Overall costs decreased as a percentage of revenues mainly driven by higher margins at certain of our newer facilities and lower start up costs compared to Nine Months 2008.

International services
Operating expenses for international services facilities increased as a percentage of segment revenues in Nine Months 2009 compared to Nine Months 2008 due to increases in labor costs at our Australian and South African subsidiaries as well as start up costs and bid costs at our subsidiaries in the United Kingdom and South Africa, respectively.
GEO Care
Operating expenses for residential treatment decreased $4.3 million during Nine Months 2009 from Nine Months 2008 primarily due to the termination of our contract at the South Florida Evaluation and Treatment Center — Annex offset by increases of operating expenses related to capacity increases at Treasure Coast Forensic Treatment Center and start up costs at Florida Civil Commitment Center in Arcadia, Florida
Facility construction and design
Operating expenses for facility construction and design increased $2.9 million during Nine Months 2009 compared to Nine Months 2008 primarily due to our construction of Blackwater River Correctional Facility, offset by decreases in costs due to the completion of several facilities and expansions including South Florida Evaluation and Treatment Center, Northeast New Mexico Detention Facility, Maverick County Detention Facility, Graceville Correctional Facility and Florida Civil Commitment Center.
Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$49,936	6.0%	$51,825	6.6%	$(1,889)	(3.6)%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These expenses decreased slightly as a percentage of revenues in Nine Months 2009 compared to Nine Months 2008 due to cost savings initiatives, including decreases in corporate travel expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,520	0.4%	$5,580	0.7%	$(2,060)	(36.9)%
Interest Expense	$20,498	2.5%	$21,667	2.8%	$(1,169)	(5.4)%
The majority of our interest income generated in Nine Months 2009 and Nine Months 2008 is from the cash balances at our Australian subsidiary. The decrease in the current period over the same period last year is mainly attributable to currency exchange rates and, to a lesser extent, lower interest rates.
The decrease in interest expense of $1.2 million is primarily attributable to a decrease in LIBOR rates which reduced expense partially offset by increases in expense related to the increase in outstanding borrowings on the Revolver, less capitalized interest and an increase in the amortization of deferred financing costs. Capitalized interest in Nine Months ended September 27, 2009 and September 28, 2008 was $3.0 million and $4.0 million, respectively. Total Borrowings at September 27, 2009 and September 28, 2008, excluding non-recourse debt and capital lease liabilities, were $412.3 million and $349.6 million, respectively.
Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$30,324	38.5%	$23,616	37.6%	$6,708	28.4%

The effective tax rate for Nine Months 2009 was approximately 38.5%, compared to the effective income tax rate of 37.6% for the same period in the prior year, which was lower as a result of certain non-recurring favorable items. We estimate our annual effective tax rate for fiscal 2009 to be in the range of 38% to 39%.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $203.8 million, of which $136.7 million was spent in fiscal year 2008 and through Third Quarter 2009. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $67.1 million, which will be spent in the fourth quarter 2009 and fiscal year 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2009. In addition to these current estimated capital requirements for 2009 and 2010, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2009 and/or 2010 could materially increase.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Third Amended and Restated Credit Agreement, referred to as our Senior Credit Facility, and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from our $330.0 million Revolver under our Senior Credit Facility (see discussion below, the capacity under the Revolver after September 2011 is $325.0). As of October 20, 2009, after the $85.0 million pay down of outstanding borrowings, we had approximately $215 million available for borrowing under the Revolver.
As of September 27, 2009, we had a total of $412.3 million of consolidated debt outstanding, excluding $117.2 million of non-recourse debt and capital lease liability balances of $15.3 million. As of September 27, 2009, we also had outstanding six letters of guarantee totaling $6.4 million under separate international credit facilities. We also have the ability to increase borrowing capacity by $200.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt service obligations could have a material impact on our cash flows available to finance capital projects.
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
In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Unsecured Notes and in our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While the company expects to be in compliance with its debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of September 27, 2009.
As a result of budgetary constraints in the state of California, payment deferrals were issued to many of that state’s vendors. During the thirty-nine weeks ended September 27, 2009,we received payment deferrals from the State of California that totaled approximately $6.7 million. These payment deferrals have since been paid to us. However, any significant future delays in payment from the State of California could have a material adverse effect on our financial condition, results of operations and cash flows. Any material delays could also adversely impact our ability to satisfy our payment obligations on our indebtedness, including the Notes and the Senior Credit Facility.
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our CEO and Chairman and our President and Vice Chairman. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, each executive may retire at any time after reaching the age of 55. Each of the executives reached the eligible retirement age of 55 in 2005. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that both of these executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our revolving credit facility. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.
The Senior Credit Facility
On October 5, 2009, and again on October 15, 2009 we completed amendments to the Senior Credit Facility through the execution of Amendment Nos. 5 and 6, respectively, to the Amended and Restated Credit Agreement (“Amendment No. 5” and/ or “Amendment No. 6”) between us, as Borrower, certain of our subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent. Amendment No. 5 to the Credit Agreement, among other things, effectively permitted us to issue up to $300.0 million of unsecured debt without having to repay outstanding borrowings on our Senior Credit Facility. Amendment No. 6 to the Credit Agreement, among other things, modified the aggregate size of the credit facility from $240.0 million to $330.0 million (of which $325.0 million will remain through September 2012), extended the maturity of the Revolver to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios and eliminated the annual capital expenditures limitation. With this amendment, our Senior Secured Credit Facility is now comprised of a $155.9 million Term Loan bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $325.0 million Revolver which will bear interest at LIBOR plus 3.25% and matures in September 2012. As of October 20, 2009, we had the ability to borrow approximately $202 million from the excess capacity on the Revolver after considering our debt covenants. Upon the execution of Amendment No. 6, we also had the ability to increase our borrowing capacity under the Senior Credit facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.
Tender offer
On October 5, 2009, we announced the commencement of a cash tender offer for our $150.0 million aggregate principal amount of 8 1/4% Senior Notes due 2013 (the “Notes”). Holders who validly tender their Notes before the early tender date, which expired at 5:00 p.m. Eastern Standard time on October 19, 2009, received a 103.0% cash payment for their note which included an early tender payment of 3%. Holders who tender their notes after the early tender date, but before the expiration date of 11:59 p.m., Eastern Standard time on November 2, 2009 (“Early Expiration Date”), will receive 100.0% cash payment for their note. Holders of the Notes accepted for purchase will receive accrued and unpaid interest up to, but not including, the applicable payment date. On October 20, 2009, the we announced the results of the early tender date. Valid early tenders received by us represented $130.2 million aggregate principal amount of the Notes which was 86.8% of the outstanding principal balance. We settled these notes on October 20, 2009 by paying $136.9 million to the trustee of the 8 1/4% Senior Notes. Also on October 20, 2009, we announced the call for redemption for all Notes not tendered by the Expiration Date. We financed the tender offer and redemption with the net cash proceeds from its offering of $250.0 million aggregate principal 7 3/4% Senior Notes due 2017, which closed on October 20, 2009. As a result of the tender offer and redemption, we will incur a loss of approximately $4.3 million, net of tax, related to the tender premium and deferred costs associated with the Senior 8 1/4% Notes.
Senior 7 3/4% Notes
On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% senior unsecured notes due 2017 (the “Notes”). The Notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized proceeds of $240.1 million at the close of the transaction, net of the discount on the notes of $3.6 million and fees paid to the lenders directly related to the execution of the transaction.
Interest rate swaps
Effective November 3, 2009, we executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $75.0 million of the Notes into variable rate obligations. Each of the Swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.235% and 4.29%, also calculated on the notional $75.0 million amount. Changes in the fair value of the interest rate Swaps are recorded in earnings along with related designated changes in the value of the Notes. A one percent increase in LIBOR would increase our interest expense by $0.8 million.
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, referred to as “CSC”. CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement, referred to as ICE, for development and operation of the detention center. In order to finance its construction, South Texas Detention Center Local Development Corporation, referred to as “STLDC”, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.11% and 5.07%. Additionally, we are owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility, including all operating expenses, and are required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. The carrying value of the facility as of September 27, 2009 and December 28, 2008 was $27.4 million and $27.9 million, respectively and is included in property and equipment in the accompanying balance sheets.
On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 27, 2009, the remaining balance of the debt service requirement under the STLDC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of September 27, 2009, included in current restricted cash and non-current restricted cash is $6.2 million and $10.5 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended September 27, 2009 in relation to the WEDFA bond indenture. As of September 27, 2009, the remaining balance of the debt service requirement is $37.3 million, of which $5.7 million is due within the next 12 months.
As September 27, 2009, included in current restricted cash and non-current restricted cash is $7.0 million and $7.0 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $45.1 million and $38.1 million at September 27, 2009 and December 28, 2008, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of our subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at September 27, 2009, was $4.3 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.1 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.7 million, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under this guarantee and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations relative to this guarantee expire upon expire upon SACS’ fulfillment of its contractual obligations.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.3 million commencing in 2017. We have a liability of $1.5 million and $1.3 million related to this exposure as of September 27, 2009 and December 28, 2008, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At September 27, 2009, we also have outstanding six letters of guarantee related to our Australian subsidiary totaling $6.4 million under separate international facilities. We do not have any off balance sheet arrangements other than those disclosed above.
Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. We measure our derivative financial instruments at fair value in accordance with FASB ASC Derivatives and Hedging.
Effective September 18, 2003, we entered into two interest rate swap agreements in the aggregate notional amount of $50.0 million. The agreements effectively converted $50.0 million of the Notes into variable rate obligations. Each of the Swaps had a termination clause that gave the lender the right to terminate the interest rate swap at fair market value if they were no longer a lender under the Credit Agreement. In addition to the termination clause, the interest rate swaps also contained call provisions which specified that the lender could elect to settle the swap for the call option price, as specified in the swap agreement. During the thirty-nine weeks ended September 27, 2009, both of our lenders elected to prepay their interest rate swap obligations to us with respect to the aggregate notional amount of $50.0 million at the call option price which equaled the fair value of the interest rate swaps on the respective call dates. Since we did not elect to call any portion of the Notes, we are amortizing the value of the call options as a reduction to interest expense over the remaining life of the Notes.

We designated these swaps as hedges against changes in the fair value of the designated portion of the Notes due to the change in the underlying interest rates. Accordingly, the changes in the fair value of these interest rate swaps were recorded in earnings along with related designated change in the value of the Notes. Total net loss recognized and recorded in earnings related to the fair value hedges was not significant for the thirteen and thirty-nine weeks ended September 27, 2009 or September 28, 2008. There was no material ineffectiveness in either of these interest rate swaps during the period ended September 27, 2009.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized net gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $1.0 million for the thirteen and thirty-nine weeks ended September 27, 2009, respectively. Total net unrealized losses recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(1.8) million and $(1.5) million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively. The total value of the swap asset as of September 27, 2009 and December 28, 2008 was $1.8 million and $0.2 million, respectively, and is recorded as a component of other assets within the consolidated financial statements. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income.
Cash Flow
Cash and cash equivalents as of September 27, 2009 was $24.3 million, a decrease of $7.4 million from December 28, 2008.
Cash provided by operating activities amounted to $79.3 million in Nine Months 2009 versus cash provided operating activities of $49.2 million in Nine Months 2008. Cash provided by operating activities in Nine Months 2009 and in the Nine Months 2008 was negatively impacted by increases in accounts receivable due to the timing of cash collections from our customers. Cash provided by operating activities in Nine Months 2009 was positively impacted by an increase in accounts payable and accrued expenses.
Cash used in investing activities amounted to $115.1 million in Nine Months 2009 compared to cash used in investing activities of $97.8 million in Nine Months 2008. Cash used in investing activities in Nine Months 2009 primarily reflects capital expenditures of $113.7 million related to the construction and expansion of several correctional and detention facilities and an increase in restricted cash of $1.4 million. Cash used in investing activities in the Nine Months 2008 primarily reflects capital expenditures of $98.8 million.
Cash provided by financing activities in Nine Months 2009 amounted to $24.2 million compared to cash provided by financing activities of $31.3 million in Nine Months 2008. Cash provided by financing activities in the Nine Months 2009 reflects proceeds received from borrowings on our Revolver of $41.0 million offset by payments on the Revolver of $8.0 million, payments on the Term Loan B of $2.7 million and payments on other long-term debt and Non-recourse debt of $7.8 million. Cash provided by financing activities in the Nine Months 2008 reflects proceeds received from borrowings on our Revolver of $124.0 million offset by payments on the Revolver of $82.0 million and payments on long-term debt and Non-recourse debt of $10.8 million.

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
Revenue
Domestically, we continue to see significant growth opportunities in the state and federal markets. We believe that the states in which we currently operate will continue to face significant correctional bed needs and will continue to rely on private beds to meet this demand. As these and other states across the country face budgetary pressures, we believe that their ability to achieve cost savings will become an even more important priority, which we believe will lead to the continued use of public-private partnerships to develop and manage major correctional infrastructure projects. In October 2008, we announced a $48.0 million contract award in Florida for a new 2,000-bed healthcare prison, which will open in mid-2010. We expect that GEO Corrections and GEO Care will recognize $28.0 million and $20.0 million in annual revenues, respectively, from this project. We believe that our ability to partner with GEO Care gives us a competitive advantage in pursuing additional projects of this kind in other states. In the Federal market, all three detention agencies — the Bureau of Prisons (referred to as “BOP”), the U.S. Marshals Service, and Immigration and Customs Enforcement (referred to as “ICE”) — continue to be funded by Congress to grow their detention capacity. The U.S. Marshals Service and the BOP both house criminal aliens facing charges or serving time as a result of a criminal conviction, and ICE houses alien populations facing deportation proceedings. We believe ICE will continue to emphasize the detention and removal of criminal aliens throughout the country. ICE has been allocated approximately $1.4 billion for this purpose. We believe that this federal initiative to target, detain, and deport criminal aliens throughout the country will continue to drive the need for immigration detention beds over the next several years. While the foregoing statements represent our current good faith beliefs on future demands for our services at the federal and state levels, we cannot assure you that government budgetary constraints, the overall uncertain status of the U.S. economy and/or changes in government policymaking at the federal and state levels implemented by new leadership or otherwise, will not materially adversely affect our business.
Internationally, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for Proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. We expect preferred bidders to be announced in late 2009 or in the first half of 2010 and anticipate final close to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. We will continue to actively bid on any new international projects that fit our target profile for profitability and operational risk.
Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations and contract non-renewals. In 2008 and 2009, certain contracts were terminated either by us or by the other parties to these contracts. Although we do not expect these terminations to represent a trend, any future unexpected terminations of our existing management contracts could have a material adverse impact on our revenues. Additionally, a number of our management contracts are up for renewal and/or re-bid in 2009 and 2010. Although we have historically had a relatively high contract renewal rate and win rate on re-bid situations, there can be no assurance that we will be able to renew our management contracts scheduled to expire or up for re-bid in the near future on favorable terms, or at all.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Consistent with our fiscal year ended December 28, 2008, in the thirty-nine weeks ended September 27, 2009, operating expenses totaled approximately 79% of our consolidated revenues. Our operating expenses as a percentage of revenue for the remainder of fiscal 2009 may be negatively impacted by several other factors including increasing costs in utilities, insurance and other essential operating costs. While the full impact of these cost increases cannot currently be predicted with certainty, we do not expect them to have a material adverse impact on our financial condition.

General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. We have experienced some cost savings in our general and administrative expenses including savings related to corporate travel expenses and other overhead costs. Our costs related to salaries, wages and employee benefits have remained fairly consistent in the Nine Months 2009. We expect this trend to continue through the remainder of fiscal 2009, however, these costs may increase in fiscal 2010 as we continue pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our plans for growth. We also plan to continue expending resources on the evaluation of potential acquisition targets.
Recent Accounting Developments
Adopted Accounting Standards
The FASB made effective in July 2009 that any changes to the source of authoritative U.S. GAAP in the FASB ASC would be communicated through a FASB Accounting Standards Update (“FASB ASU”). FASB ASU’s are published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB ASC (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). FASB ASU’s are also issued for amendments to the SEC content in the FASB ASC as well as for editorial changes.
We implemented the following accounting standards in the thirty-nine weeks ended September 27, 2009:
We apply the updated guidance in FASB ASC Business Combinations which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. This requirement became effective for us as of December 29, 2008, the first day of our fiscal year. Additionally, FASB ASC Business Combinations, applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and pre-acquisition contingencies. On October 1, 2009 our mental health subsidiary, GEO Care, Inc. (“GEO Care”), acquired Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services, for $40.0 million, consistent with the terms of the merger agreement. There were no other business combinations in the thirty-nine weeks ended September 27, 2009. We will record this transaction in accordance with the updated guidance in FASB ASC Business Combinations. The impact from the adoption of this change did not have a material effect on our financial condition, results of operations or cash flows.
We account for our intangible assets in accordance with FASB ASC Intangibles — Goodwill and Other. In April 2008, the FASB issued guidance which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. This amendment requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008. The impact from the adoption of this change did not have a material effect on our financial condition, results of operations or cash flows.
We apply guidance in FASB ASC Derivatives and Hedging to our qualifying derivative and hedging instruments. In March 2008, the FASB issued guidance to companies relative to disclosures about its derivative and hedging activities which requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for under the FASB ASC, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact from the adoption of this change did not have a material effect on our financial condition, results of operations or cash flows.
In addition to these standards, the Company also adopted standards as discussed in Note 1, Note 8, Note 9, Note 10, Note 11 and Note 17.

Future Adoption of Accounting Standards
The following accounting standards have implementation dates subsequent to the period ended September 27, 2009 and as such, have not yet been adopted by us:
In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167) which remains authoritative under the new FASB ASC as set forth in the transition guidance found in the FASB ASC Generally Accepted Accounting Principles. FAS No. 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. A company must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, must perform a quantitative analysis. Further, FAS No. 167 requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. SFAS No. 167 also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. FAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.
In August 2009, the FASB issued ASU No. 2009-5, which amends guidance in Fair Value Measurements and Disclosures to provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Fair Value Measurements and Disclosures, such as a present value technique. This revised guidance will be effective for our first reporting period after August 2009, which for us would be the fourth quarter of 2009. We do not expect ASU No. 2009-5 to have a material impact on our financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will be come effective for us prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $262.9 million as of September 27, 2009, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.6 million.
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
Effective November 3, 2009, we executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. Under the Agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.235% and 4.29%, also calculated on the notional $75.0 million amount. Changes in the fair value of the interest rate Swaps are recorded in earnings along with related designated changes in the value of the Notes. A one percent increase in LIBOR would increase our interest expense by $0.8 million.
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

Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the South African Rand and the U.K. Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 27, 2009, every 10 percent change in historical currency rates would have approximately a $4.2 million effect on our financial position and approximately a $0.6 million impact on our results of operations over the remaining fiscal year.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. In October 2009, this case was settled in an amount within the insurance coverage limits and the insurer will pay the full settlement amount.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $15.6 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, and related reserve for loss we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
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
Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits
31.1 Section 302 CEO Certification.
31.2 Section 302 CFO Certification.
32.1 Section 906 CEO Certification.
32.2 Section 906 CFO Certification.
(B) We filed the following Current Reports on Form 8-K during the quarter ended September 27, 2009
•	Items 1.01 and 9.01, on September 3, 2009; and

•	Items 2.02 and 9.01, on August 7, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: November 3, 2009	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (principal financial officer)