Form 10-K
period 2010-01-03
GEO GROUP INC
filed 2010-02-22
CIK 923796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 51,019,511 shares of common stock held by non-affiliates of the registrant as of June 28, 2009 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $18.56 per share) was approximately $946,922,124.

As of February 16, 2010, the registrant had 51,629,408 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended January 3, 2010 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2010 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Canada, Australia, South Africa and the United Kingdom. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. We also provide secure transportation services for offender and detainee populations as contracted. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services, which are operated through our wholly-owned subsidiary GEO Care, Inc., which we refer to as GEO Care, involve the delivery of quality care, innovative programming and active patient treatment, primarily at privatized state mental health facilities. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.

As of the fiscal year ended January 3, 2010, we managed 57 facilities totaling approximately 52,800 beds worldwide and we had an additional 4,325 beds under development at three facilities, including an expansion and renovation of one vacant facility which we currently own, the expansion of one facility we currently own and operate and a new 2,000-bed facility which we will manage upon completion. We maintained an average companywide facility occupancy rate of 94.6% for the fiscal year ended January 3, 2010, excluding facilities that are either idle or under development.

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

Our mental health facilities and residential treatment services primarily involve the provision of acute mental health and related administrative services to mentally ill patients that have been placed under public sector supervision and care. At these mental health facilities we employ psychiatrists, physicians, nurses, counselors, social workers and other trained personnel to deliver active psychiatric treatment designed to diagnose, treat and rehabilitate patients for community reintegration.

Business Segments

We conduct our business through four reportable business segments: our U.S. corrections segment; our International services segment; our GEO Care segment; and our Facility construction and design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. The U.S. corrections segment primarily encompasses our U.S.-based privatized corrections and detention business. The International services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the

United Kingdom. International services reviews opportunities to further diversify into related foreign-based governmental-outsourced services on an ongoing basis. Our GEO Care segment, which is operated by our wholly-owned subsidiary GEO Care, comprises our privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. Our Facility construction and design segment primarily consists of contracts with various state, local and federal agencies for the design and construction of facilities for which we have been, or expect to be, awarded management contracts. Financial information about these segments for fiscal years 2009, 2008 and 2007 is contained in “Note 17 — Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

On February 12, 2009, we announced the retirement of John G. O’Rourke, our Chief Financial Officer. He retired effective August 2, 2009 and was succeeded by Brian R. Evans, our then current Vice President, Finance, Treasurer and Chief Accounting Officer. On July 31, 2009, Mr. Ronald A. Brack was appointed as our Vice President, Chief Accounting Officer and Controller effective August 3, 2009. Mr. Brack joined us in May 2005 and has held the positions of Assistant Controller and Vice President and Controller during his four year tenure.

Just Care Inc. Acquisition

Our mental health subsidiary, GEO Care, acquired Just Care, Inc. which we refer to as Just Care, a provider of detention healthcare focusing on the delivery of medical and mental health services. Just Care manages the 354-bed Columbia Regional Care Center located in Columbia, South Carolina. This facility houses medical and mental health residents for the State of South Carolina and the State of Georgia as well as special needs detainees under custody of the U.S. Marshals Service and U.S. Immigration and Customs Enforcement. This facility is operated by Just Care under a long-term lease with the State of South Carolina. We paid $38.4 million, net of cash acquired, at closing on September 30, 2009.

Liquidity and capital resources

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017 which we refer to as the 7 3/4% Senior Notes. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. In connection with the issuance of the 7 3/4% Senior Notes, we also executed three interest swap agreements effective November 3, 2009 for an aggregate notional amount of $75.0 million and a fourth interest rate swap with a $25.0 million notional amount effective January 6, 2010. We realized proceeds of $246.4 million at the close of the private offering, net of the discount on the notes of $3.6 million. A portion of these proceeds was used to fund the repurchase of our $150.0 million aggregate principal amount of 8 1/4% Senior Notes due 2013 which we refer to as the 8 1/4% Senior Notes for which we commenced a cash tender offer announced on October 5, 2009. As of November 19, 2009, all of the 8 1/4% Senior Notes had been redeemed.

In October 2009, and again in December 2009, we completed amendments to our Third Amended and Restated Credit Agreement through the execution of Amendment No’s. 5, 6 and 7, which we collectively refer to as the Senior Credit Facility. These amendments, among other things, allowed us to issue up to $300.0 million of unsecured debt without having to repay outstanding borrowings on our Senior Credit Facility, modified the aggregate size of the credit facility from $240.0 million to $330.0 million, extended the maturity of the revolving portion of the Senior Credit Facility, which we refer to as the Revolver, to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios, eliminated the annual capital expenditures limitation and made several technical revisions to certain definitions therein. As of January 3, 2010 we had the ability to borrow approximately $217 million from the excess capacity on the Revolver after considering our debt covenants. Upon the execution of Amendment No. 6, we also had the ability to increase our borrowing capacity under the Senior Credit Facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.

Facility activations

The following table sets forth new projects that were activated during the fiscal year ended January 3, 2010:

			Total
Facility	Location	Activation	Beds	Start date

Robert A. Deyton Detention Facility	Lovejoy, GA	192-bed Expansion	768	First Quarter 2009
Broward Transition Center	Deerfield Beach, FL	100-bed Expansion and New contract	700	Second Quarter 2009
Florida Civil Commitment Center(1)	Arcadia, FL	40-bed Expansion and Replacement facility	720	Second Quarter 2009
Harmondsworth Immigration Removal Centre(2)	London, England	New contract	260	Third Quarter 2009
Graceville Correctional Facility	Graceville, FL	384-bed Expansion	1,884	Third Quarter 2009
Parklea Correctional Centre	Parklea, NSW, Australia	New contract	823	Fourth Quarter 2009
Northwest Detention Center	Tacoma, WA	545-bed Expansion and New contract	1,575	Fourth Quarter 2009
Columbia Care Regional Center	Columbia, SC	354-bed New contract	354	Fourth Quarter 2009

(1)	This 720-bed facility replaced the adjacent 680-bed facility.

(2)	The Harmondsworth Immigration and Removal Centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010.

In addition to the activations in the table above, we also announced contract awards during the fiscal year 2009 and 2010 as follows:

In April 2009, The GEO Group Australia Pty. Ltd., our wholly owned subsidiary which we refer to as GEO Australia, was awarded a new contract by the New South Wales, Department of Corrective Services for the continued management and operation of the 790-bed Junee Correctional Centre. GEO Australia has managed the minimum-to-medium security Centre since its opening in 1993. The new contract has a term of 15 years, inclusive of renewal options.

On May 4, 2009, we announced that we executed a contract with Bexar County, Texas Commissioners’ Court for the continued operation of the 688-bed Central Texas Detention Facility located in San Antonio, Texas. This facility, which is owned by Bexar County, houses detainees predominately for the U.S. Marshals Service. We have managed this facility since 1988. The new contract will have a term of ten years, effective April 29, 2009.

In Georgia, the Department of Corrections issued an RFP for 1,000 in-state beds. On February 22, 2010, we announced that the State of Georgia issued a notice of intent to award a contract to our company for the development and operation of a new 1,000-bed facility, which is expandable to 2,500 beds. Under the terms of the intended award, GEO would finance, build, and operate the new $60 million dollar facility under a long-term ground lease. The award is subject to obtaining approval of the proposed ground lease from the General Assembly. We expect this new 1,000-bed facility to generate approximately $19 million dollars in annualized operating revenues once completed.

Contract terminations

Effective June 15, 2009, our management contract with Fort Worth Community Corrections Facility located in Fort Worth, Texas was assigned to another party. Prior to this termination, we leased this facility (lease was due to expire August 2009) and the customer was the Texas Department of Criminal Justice.

On September 8, 2009, we exercised our contractual right to terminate our contracts for the operation and management of the Newton County Correctional Center, referred to as Newton County, located in Newton, Texas and the Jefferson County Downtown Jail, referred to as Jefferson County, located in Beaumont, Texas.

We managed Newton County and Jefferson County until the contracts terminated effective on November 2, 2009 and November 9, 2009, respectively.

In October 2009, we received a 60-day notice from the California Department of Corrections and Rehabilitation of its intent to terminate the management contract between us and them for the management of our company-owned McFarland Community Correctional Facility.

We do not expect that the termination of these contracts will have a material adverse impact, individually or in aggregate, on our financial condition, results of operations or cash flows.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.4% taking into consideration our most recent accreditation hearing in January 2010. Approximately 70.5%, excluding discontinued operations, of our 2009 U.S. corrections revenue was derived from ACA accredited facilities. We have also achieved and maintained certification by the Joint Commission on Accreditation for Healthcare Organizations, or JCAHO, for our mental health facilities and two of our correctional facilities. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers are governmental agencies responsible for local, state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom. Other primary customers include state agencies in the United States responsible for mental health facilities, and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services business.

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

We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. During 2009, we activated eight new or expansion projects representing an aggregate of 2,698 additional beds compared to the activation of eight new or expansion projects representing an aggregate of 6,120 beds during 2008.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. As of January 3, 2010, we had provided services for the design and construction of forty-five facilities and for the redesign and renovation and expansion of twenty-eight facilities.

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

Under our construction and design management contracts, we generally agree to be responsible for overall project development and completion. We typically act as the primary developer on construction contracts for facilities and subcontract with bonded National and/or Regional Design Build Contractors. Where possible, we subcontract with construction companies that we have worked with previously. We make use of an in-house staff of architects and operational experts from various correctional disciplines (e.g. security, medical service, food service, inmate programs and facility maintenance) as part of the team that participates from conceptual design through final construction of the project. This staff coordinates all aspects of the development with subcontractors and provides site-specific services.

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

The following table sets forth current expansion and development projects at January 3, 2010:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing

North Lake Correctional Facility, Michigan(1)	1,225	1,755	Q2 2010	Federal or Various States	GEO
Northwest Detention Center, Washington(2)	n/a	1,575	Q2 2010	Federal	GEO
Aurora ICE Processing Center, Colorado(3)	1,100	1,532	Q2 2010	Federal	GEO
Broward Transition Center, Florida(4)	n/a	n/a	Q3 2010	Federal	GEO
Blackwater River Correctional Facility, Florida(5)	2,000	2,000	Q2 2010	DMS	Third party

Total	4,325

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	Construction of the additional 545 beds was completed in the fourth quarter 2009. The ongoing construction at this facility is to renovate the existing building and expand space available for administrative and medical offices as well as court rooms.

(3)	We do not yet have customers for these expansion beds.

(4)	We are currently operating this facility and have a management contract for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.

(5)	We do not yet have a signed management contract for this facility but we expect to have one in place prior to the facility’s estimated completion date.

Competitive Strengths

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our government customers and have been successful at retaining our facility management contracts. We have provided correctional and detention management services to the United States Federal Government for 23 years, the State of California for 22 years, the State of Texas for approximately 22 years, various Australian state government entities for 18 years and the State of Florida for approximately 16 years. These customers accounted for 63.5% of our consolidated revenues for the fiscal year ended January 3, 2010. Our strong operating track record has enabled us to achieve a high renewal rate for contracts, thereby providing us with a stable source of revenue. Our government customers typically satisfy their payment obligations to us through budgetary appropriations.

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

Unique Privatized Mental Health Growth Platform

We are the only publicly-traded U.S. corrections company currently operating in the privatized mental health and residential treatment services business. We believe that our target market of state and county mental health hospitals represents a significant opportunity. Through our GEO Care subsidiary, we have been able to grow this business to approximately 1,900 beds and $121.8 million in revenues from 325 beds and $31.7 million in revenues in 2004.

Sizeable International Business

We believe that our international presence gives us a unique competitive advantage that has contributed to our growth. Leveraging our operational excellence in the U.S., our international infrastructure allows us to aggressively target foreign opportunities that our U.S.-based competitors without overseas operations may have difficulty pursuing. Our International services business generated $137.2 million revenue in 2009, representing 12.0% of our consolidated 2009 revenues. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer, George C. Zoley, and our President, Wayne H. Calabrese, have worked together at our company for more than 20 years and have established a track record of growth and profitability. Under their leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.1 billion in 2009. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. In addition to senior management, our operational and facility level management has significant operational experience. Brian R. Evans, who recently became our Chief Financial Officer, has been with our company for over eight years, mostly serving as our Chief Accounting Officer and Vice President-Finance during a period of significant growth.

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

Business Strategies

Provide High Quality, Essential Services at Lower Costs

Our objective is to provide federal, state and local governmental agencies with high quality, essential services at a lower cost than they themselves could achieve. We have developed considerable expertise in the management of facility security, administration, rehabilitation, education, health and food services. Our quality is recognized through many accreditations including that of the American Correctional Association, which has certified facilities representing approximately 70.5% of our U.S. corrections revenue as of year-end 2009.

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

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. On January 28, 2009 we announced that our wholly-owned U.K. subsidiary, The GEO Group UK Ltd., referred to as GEO UK, signed a contract with the United Kingdom Border Agency for the management and operation of the Harmondsworth Immigration Removal Centre in London, England. We began operating the Harmondsworth Immigration Removal Centre in June 2009. On October 1, 2009, our wholly-owned Australian subsidiary announced that it had been selected by Corrective Services New South Wales to operate and manage the 823-bed Parklea Correctional Centre in Australia. We began operating the Parkela Correctional Centre in October 2009. We intend to further penetrate the current markets we operate in and to expand into new international markets which we deem attractive.

Selectively Pursue Acquisition Opportunities

We consider acquisitions that are strategic in nature and enhance our geographic platform on an ongoing basis. In November 2005, we acquired Correctional Services Corporation, or CSC, bringing over 8,000 additional adult correctional and detention beds under our management. In January 2007, we acquired CentraCore Properties Trust, or CPT, bringing the 7,743 beds we had been leasing from CPT, as well as an additional 1,126 beds leased to third parties, under our ownership. In September 2009, our wholly-owned mental health subsidiary, GEO Care, acquired Just Care, a provider of detention healthcare focusing on the delivery of medical and mental health services. Just Care manages the 354-bed Columbia Regional Care Center in Columbia, South Carolina. We plan to continue to review acquisition opportunities that may become available in the future, both in the privatized corrections, detention, mental health and residential treatment services sectors, and in complementary government-outsourced services areas.

Facilities

The following table summarizes certain information as of January 3, 2010 with respect to facilities that GEO (or a subsidiary or joint venture of GEO) operated under a management contract, had an award to manage or was in the process of expanding:

					Commenc
					ement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location(1)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Lease/ Own

Domestic Contracts:

Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	October 2008	2.5 years	One, Two-year	Manage only

Arizona State Prison Florence West Florence, AZ	750	ADC	State DUI/RTC Correctional Facility	Minimum	October 2002	10 years	Two, Five-year	Lease

Central Arizona Correctional Facility Florence, AZ	1,280	ADC	State Sex Offender Correctional Facility	Minimum/ Medium	December 2006	10 years	Two, Five-year	Lease

Arizona State Prison Phoenix West Phoenix, AZ	450	ADC	State DWI Correctional Facility	Minimum	July 2002	10 years	Two, Five-year	Lease

Aurora ICE Processing Center Aurora, CO	432 + 1,100 expansion	ICE	Federal Detention Facility	Minimum/ Medium	October 2006	8 months	Four, One-year	Own

Bridgeport Correctional Center Bridgeport, TX	520	TDCJ	State Correctional Facility	Minimum	September 2005	3 years	Two, One-year	Manage Only

Bronx Community Re-entry Center Bronx, NY	110	BOP	Federal Halfway House	Minimum	October 2007	2 years	Three, One-year	Lease

Brooklyn Community Re-entry Center Brooklyn, NY	177	BOP	Federal Halfway House	Minimum	February 2005	2 years	Three, One-year	Lease

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention Facility	Minimum	October 2003	11 months	Four, One-year	Own

Central Texas Detention Facility San Antonio, TX(2)	688	Bexar County/ICE & USMS	Local & Federal Detention Facility	Minimum/ Medium	April 2009	10 years	N/A	Lease

Central Valley MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five year	Own

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum	January 2009	2.6 years	Two, Two-year	Manage Only

Desert View MCCF Adelanto, CA	643	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

East Mississippi Correctional Facility Meridian, MS	1,500	MDOC/IGA	State Mental Health Correctional Facility	All Levels	August 2006	2 years	Three, One-year	Manage only

Frio County Detention Center Pearsall, TX(2)	391	Frio County/BOP/Other Counties	Local Detention Facility	All Levels	November 1997	12 years	One, Five-year	Lease

					Commenc
					ement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location(1)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Lease/ Own

Golden State MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

Graceville Correctional Facility Graceville, FL	1,884	DMS	State Correctional Facility	Medium/ Close	September 2007	3 years	Undefined	Manage Only

Guadalupe County Correctional Facility Santa Rosa, NM(2)	600	Guadalupe County/NMCD	Local/State Correctional Facility	Medium	January 1999	3 years	One, Two-year and Five, one-year	Own

Karnes Correctional Center Karnes City, TX(2)	679	Karnes County/ICE & USMS	Local & Federal Detention Facility	All Levels	May 1998	30 years	N/A	Own

LaSalle Detention Facility Jena, LA(2)	1,160	LEDD/ICE	Federal Detention Facility	Minimum/ Medium	July 2007	Continuous until terminated	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VDOC	State Correctional Facility	Medium	March 2003	5 years	Ten, One-year	Manage Only

Lawton Correctional Facility Lawton, OK	2,526	ODOC	State Correctional Facility	Medium	July 2008	1 year	Five, One-year	Own

Lea County Correctional Facility Hobbs, NM(2),(3)	1,200	Lea County/NMCD	Local/State Correctional Facility	All Levels	September 1998	5 years	Six, One-year	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2009	2.6 years	Two, One-year	Manage Only

Marshall County Correctional Facility Holly Springs, MS	1,000	MDOC	State Correctional Facility	Medium	September 2006	2 years	Two, One-year	Manage Only

Maverick County Detention Facility Maverick, TX(2)	688	USMS/BOP Maverick County	Local Detention Facility	Medium	December 2008	3 Years	Unlimited, Two-year	Manage Only

Migrant Operations Center Guantanamo Bay NAS, Cuba	130	ICE	Federal Migrant Center	Minimum	November 2006	11 Months	Four, One-year	Manage Only

Moore Haven Correctional Facility Moore Haven, FL	985	DMS	State Correctional Facility	Medium	July 2007	3 years	Unlimited, Two-year	Manage Only

Joe Corley Detention Facility Conroe, TX(2)	1,287	USMS/ICE/BOP Montgomery County	Local Correctional Facility	Medium	August 2008	2 years	Unlimited 2 year options	Manage Only

New Castle Correctional Facility New Castle, IN	2,524	IDOC	State Correctional Facility	All	January 2006	4 years	Three, Two-year	Manage Only

					Commenc
					ement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location(1)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Lease/ Own

Northeast New Mexico Detention Facility Clayton, NM(2)	625	Clayton/ NMCD	Local/State Correctional Facility	Medium	August 2008	5 years	Five, One-year	Manage Only

North Texas ISF Fort Worth, TX	424	TDCJ	State Intermediate Sanction Facility	Minimum	March 2004	3 years	Four, One-year	Lease

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention Facility	All Levels	October 2009	1 year	Four, One-year	Own

Queens Detention Facility Jamaica, NY	222	OFDT/USMS	Federal Detention Facility	Minimum/ Medium	January 2008	2 year	Four, two-year	Own(7)

Reeves County Detention Complex R1/R2 Pecos, TX(2)	1,720	Reeves County/BOP	Federal Correctional Facility	Low	Feb 2007	10 years	Unlimited ten year	Manage Only

Reeves County Detention Complex R3 Pecos, TX(2)	1,356	Reeves County/BOP	Federal Correctional Facility	Low	January 2007	10 years	Unlimited ten year	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	OFDT/USMS	Federal Detention Facility	Medium	October 2008	5 years	Three, Five-year	Own

Rivers Correctional Institution Winton, NC	1,380	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	768	Clayton County/ OFDT/USMS	Federal Detention Facility	Medium	February 2008	5 years	Three, Five year	Lease

South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional Facility	Medium/close	July 2006	3 years	Unlimited, Two-year	Manage Only

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention Facility	All	June 2005	1 year	Four, One-year	Own

South Texas ISF Houston, TX	450	TDCJ	State Intermediate Sanction Facility	Medium	March 2009	18 months	N/A	Lease

Val Verde Correctional Facility Del Rio, TX(2)	1,344	Val Verde County/USMS	Local & Federal Detention Facility	All Levels	January 2001	20 years	Unlimited, Five-year	Own

Western Region Detention Facility at San Diego San Diego, CA	770	OFDT/USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease

International Contracts:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

					Commenc
					ement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location(1)	Capacity	Customer	Type	Level	Contract	Base Period	Options	Lease/ Own

Campsfield House Immigration Removal Centre Kidlington, England	215	UK Home Office of Immigration	Detention Centre	Minimum	May 2006	3 years	One, Two-year	Manage Only

Harmondsworth Immigration Removal Centre London, England	260 + 360 expansion	United Kingdom Border Agency	Detention Centre	Minimum	June 2009	3 years	None	Manage Only

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	April 1997	20 years	None	Lease

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/Medium	April 2009	5 years	Two Five-year	Manage Only

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Manage Only

Melbourne Custody Centre Melbourne, Australia	67	VIC CC	State Jail	All Levels	March 2005	3 years	Two, One-year	Manage Only

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	January 2002	3 years	Four, One-year and One, 17 months	Manage Only

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three-year	Manage Only

GEO Care:

Columbia Regional Care Center Columbia, South Carolina(6)	354	SCDOH/ GDOC ICE/ USMS	Correctional Health Care Hospital	Medical and Mental Health	July 2005	8 years	None	Lease

Florida Civil Commitment Center Arcadia, FL	720	DCF	State Civil Commitment	All Levels	July 2006	31 Months	Two, One-year	Manage Only

Palm Beach County Jail Palm Beach, FL	N/A	PBC as Subcontractor to Armor Healthcare	Mental Health Services to County Jail	All Levels	May 2006	5 years	N/A	Manage Only

South Florida State Hospital Pembroke Pines, FL	335	DCF	State Psychiatric Hospital	Mental Health	July 2008	5 years	Three, Five-year	Manage Only

South Florida Evaluation and Treatment Center Miami, FL	238	DCF	State Forensic Hospital	Mental Health	July 2005	5 years	Three, Five-year	Manage Only

Treasure Coast Forensic Treatment Center Stuart, FL	223	DCF	State Forensic Hospital	Mental Health	April 2007	5 years	One, Five-year	Manage Only

Customer Legend:

Abbreviation	Customer

IGA	Intergovernmental Agreement
LA DPS&C	Louisiana Department of Public Safety & Corrections
LEDD	LaSalle Economic Development District
ADC	Arizona Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
TDCJ	Texas Department of Criminal Justice
CDCR	California Department of Corrections & Rehabilitation
MDOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
VDOC	Virginia Department of Corrections
ODOC	Oklahoma Department of Corrections
DMS	Florida Department of Management Services
BOP	Federal Bureau of Prisons
USMS	United States Marshals Service
IDOC	Indiana Department of Correction
QLD DCS	Department of Corrective Services of the State of Queensland
OFDT	Office of Federal Detention Trustee
VIC DOJ	Department of Justice of the State of Victoria
NSW	Commissioner of Corrective Services for New South Wales
RSA DCS	Republic of South Africa Department of Correctional Services
VIC CC	The Chief Commissioner of the Victoria Police
PNB	Province of New Brunswick
VIC CV	The State of Victoria represented by Corrections Victoria
DCF	Florida Department of Children & Families
SCDOH	South Carolina Department of Health
GDOC	Georgia Department of Corrections
PBC	Palm Beach County

(1)	GEO also owns a facility in Baldwin, Michigan, North Lake Correctional Facility, that was not in use during fiscal year 2009. This 530-bed facility is undergoing a 1,225-bed expansion.

(2)	GEO provides services at this facility through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.

(3)	The full term of this contract expired in December 2009 and was extended until December 12, 2011.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to nine (9) government-operated prisons under this contract.

(6)	GEO Care acquired the management contracts for Columbia Regional Care Center on September 30, 2009 in connection with its business acquisition of Just Care

Government Contracts — Terminations, Renewals and Competitive Re-bids

Generally, we may lose our facility management contracts due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected. See “Risk Factors — “We are subject to the loss of our facility management contracts due to terminations, non-renewals or competitive re-

bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers”.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 3, 2010, eleven of our facility management contracts representing 10,407 beds are scheduled to expire on or before December 31, 2010, unless renewed by the customer at its sole option. These contracts represented 19.3% of our consolidated revenues for the fiscal year ended January 3, 2010. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of January 3, 2010, six of our facility management contracts representing 9.1% and $103.4 million of our fiscal year 2009 consolidated revenues are subject to competitive re-bid in 2010. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid

2010	6	5,537
2011	6	4,119
2012	4	3,122
2013	1	178
2014	2	2,275
Thereafter	22	21,334

Total	41	36,565

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention and mental health and residential treatment facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. corrections and International services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Cornell Companies, Inc.; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Community Education Centers; LaSalle Corrections; Group 4 Securicor; Kaylx; and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the mental health and residential treatment services industry. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At January 3, 2010, we had 13,026 full-time employees. Of our full-time employees, 248 were employed at our headquarters and regional offices and 12,778 were employed at facilities and international offices. We employ management, administrative and clerical, security, educational services, health services and general maintenance personnel at our various locations. Approximately 623 and 1,860 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

Insurance

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

We currently maintain a general liability policy and excess liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Our wholly owned subsidiary, GEO Care, is insured under their own program for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We are uninsured for any claims in excess of these limits. For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

With respect to our operations in South Africa, United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $27.2 million and $25.5 million as of January 3, 2010 and December 28, 2008, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control claims experience. If actual losses related to insurance claims significantly differ from estimates, our financial condition, results of operations and cash flows could be materially impacted.

International Operations

Our international operations for fiscal years 2009 and 2008 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages five facilities and provides comprehensive healthcare services to nine government operated prisons. We operate one facility in South Africa through SACM. During Fourth Quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. On March 6, 2006, we were awarded a contract to manage the operations of the 198-bed Campsfield House in Kidlington, England and on June 29, 2009, GEO UK assumed management functions of the 260-bed Harmondsworth Immigration Removal Centre in London, England. The Centre will be expanded by 360 beds during fiscal year 2010 and will be managed by our subsidiary under a three-year contract. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 17 Business Segment and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2009	2008	2007

Various agencies of the U.S. Federal Government	31%	28%	27%
Various agencies of the State of Florida	16%	17%	16%

Available Information

Additional information about us can be found at www.geogroup.com. We make available on our website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission, or the SEC. In addition, the SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including GEO. The SEC’s website is located at http://www.sec.gov. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The following are certain risks to which our business operations are subject. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere.

Risks Related to Our High Level of Indebtedness

We are currently incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for these existing and future projects may materially strain our liquidity.

As of January 3, 2010, we were in the process of constructing or expanding three facilities representing 4,325 total beds. We are providing the financing for two of the three facilities representing 2,325 beds. Remaining capital expenditures related to these and other projects under development are expected to be $37.7 million, all of which we expect to spend in 2010. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under our $330.0 million Revolver. As of January 3, 2010, we had $47.5 million outstanding in letters of credit and $58.0 million in borrowings outstanding under the Revolver. Consequently, we had the ability to borrow approximately $217 million under our Revolver after considering our debt covenants. In addition, we have an ability to borrow $200.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Our significant level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated long-term indebtedness as of January 3, 2010 was $457.5 million, excluding non-recourse debt of $112.0 million and capital lease liability balances of $15.1 million. We had the ability to borrow approximately $217 million under the Revolver, after considering our debt covenants, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our Senior Credit Facility and the indenture governing our outstanding 7 3/4% Senior Notes.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above. Future indebtedness issued pursuant to our universal shelf registration statement could have rights superior to those of our existing or future indebtedness.

The terms of the indenture governing the 7 3/4% Senior Notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of January 3, 2010, we had the ability to borrow approximately $217 million under the Revolver, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility and the indenture governing the 7 3/4% Senior Notes. We also have an ability to borrow an additional $200.0 million under the accordion feature of our Senior Credit Facility subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility and/or the 7 3/4% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our, and our subsidiaries’, current debt levels, the related risks that we, and they, would face related to our level of indebtedness could intensify.

The covenants in the indenture governing our 7 3/4% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indenture governing the 7 3/4% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining our total leverage ratio, maximum senior secured leverage ratio and a minimum interest coverage ratio. Some of these financial ratios become more restrictive over the life of the Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility and the indenture governing the 7 3/4% Senior Notes, or any other indebtedness, could prevent us from being able to draw on our Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We do not currently have any interest rate protection agreements in place to protect against interest rate fluctuations related to our Senior Credit Facility. Based on borrowings of $213.0 million outstanding under the Senior Credit Facility as of January 3, 2010, a one percent increase in the interest rate applicable to the Senior Credit Facility, would increase our annual interest expense by $2.1 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

We generate a substantial portion of our revenues from distributions on the equity interests we hold in our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our other indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the fiscal year ended January 3, 2010, our subsidiaries accounted for 50.1% of our consolidated revenue, and, as of January 3, 2010, our subsidiaries accounted for 59.0% of our total segment assets.

Risks Related to Our Business and Industry

We do not have management contracts with clients to operate new beds at two facilities that we are currently expanding and cannot assure you that such contracts will be obtained. Failure to obtain management contracts for these new beds will subject us to carrying costs with no corresponding management revenue.

We are currently in the process of expanding two facilities to add additional beds that we do not yet have corresponding management contracts to operate. While we are working diligently with a number of different customers for the use of these remaining beds, we cannot in fact assure you that contracts for the beds will be secured on a timely basis, or at all. While these facilities are vacant, we estimate that we will incur carrying costs ranging from approximately $1.0 million to $1.5 million per facility, per fiscal quarter. Failure to secure management contracts for these projects could have a material adverse impact on our financial condition, results of operations and/or cash flows. In addition, in order to secure management contracts for these expanded beds, we may need to incur significant capital expenditures to renovate or further expand these facilities to meet potential clients’ needs.

The prevailing negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have recently been experiencing significant volatility and disruption. The recent downturn in the equity and debt markets, the tightening of the credit markets, the general economic slowdown and other macroeconomic conditions, such as the current global recession could prevent us from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need, but cannot obtain adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 3, 2010, eleven of our facility management contracts representing 10,407 beds are scheduled to expire on or before December 31, 2010, unless renewed by the customer at its sole option. These contracts represented 19.3% of our consolidated revenues for the fiscal year ended January 3, 2010. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

We define competitive re-bids as contracts currently under our management which we believe, based on our experience with the customer and the facility involved, will be re-bid to us and other potential service providers in a competitive procurement process upon the expiration or termination of our contract, assuming all renewal options are exercised. Our determination of which contracts we believe will be competitively re-

bid may in some cases be subjective and judgmental, based largely on our knowledge of the dynamics involving a particular contract, the customer and the facility involved. Competitive re-bids may result from the expiration of the term of a contract, including the initial fixed term plus any renewal periods, or the early termination of a contract by a customer. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government customer. Potential bidders in competitive re-bid situations include us, other private operators and other government entities. As of January 3, 2010, six of our facility management contracts representing 9.1% and $103.4 million of our fiscal year 2009 consolidated revenues are subject to competitive re-bid in 2010. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional, detention and mental health facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Public sector demand for new privatized facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of the concept of privatization, government budgetary constraints, and the number of facilities available for privatization.

In particular, the demand for our correctional and detention facilities and services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the privatization of mental health or residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, three customers accounted for over 50% of our consolidated revenues for the fiscal year ended January 3, 2010. In addition, the three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, U.S. Immigration and Customs Enforcement, which we refer to as ICE, and the U.S. Marshals Service, accounted for 30.9% of our total consolidated revenues for the fiscal year ended January 3, 2010, with the Bureau of Prisons accounting for 5.2% of our total consolidated revenues for such period, ICE accounting for 11.9% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 13.8% of our total consolidated revenues for such period. Also, government agencies from the State of Florida accounted for 16.0% of our total consolidated revenues for the fiscal year ended January 3, 2010. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

According to the Center on Budget and Policy Priorities, the imbalance between available revenues and the funding needed for services led most states to face budget gaps in fiscal year 2009. The vast majority of states also faced or are facing additional shortfalls in fiscal year 2010. At January 3, 2010, we had ten state correctional clients: Florida, Mississippi, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. In response to the budget crisis, the State of California issued payment deferrals, also called promissory notes or IOU’s, to pay its vendors, creditors, and employees. During our fiscal year ended 2009, we received IOU’s from the State of California that totaled $6.7 million, all of which were settled in cash by the end of our fiscal year. Although we received payment for these IOU’s, we cannot assure you that any payment deferrals received in the future will be repaid timely or at all. If state budgetary constraints persist or intensify, our ten state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints at states that are not our current customers could prevent those states from outsourcing correctional, detention or mental health service opportunities that we otherwise could have pursued.

Competition for inmates may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, some of our government customers could assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under some of our contracts, the loss of such inmates and resulting decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 7 3/4% Senior Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2010. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

Public resistance to privatization of correctional and detention facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional and detention facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of correctional and detention facilities has encountered resistance from groups, such as labor unions. Changes in governing political parties could also result in changes to previously established views of privatization. Increased public resistance to the privatization of correctional and detention facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

Our GEO Care business, which has become a material part of our consolidated revenues, poses unique risks not associated with our other businesses.

Our wholly-owned subsidiary, GEO Care, operates our mental health and residential treatment services division. This business primarily involves the delivery of quality care, innovative programming and active patient treatment at privatized state mental health facilities, jails, sexually violent offender facilities and long-term care facilities. GEO Care’s business has increased substantially over the last few years, both in general and as a percentage of our overall business. For the fiscal year ended January 3, 2010, GEO Care generated $121.8 million in revenues, representing 10.7% of our consolidated revenues from continuing operations. GEO Care’s business poses several material risks unique to the operation of privatized mental health facilities and the delivery of mental health and residential treatment services that do not exist in our core business of correctional and detention facilities management, including, but not limited to, the following:

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

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 7 3/4% Senior Notes and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

Failure to comply with extensive government regulation and applicable contractual requirements could have a material adverse effect on our business, financial condition or results of operations.

The industry in which we operate is subject to extensive federal, state and local regulation, including educational, environmental, health care and safety laws, rules and regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, and the combination of regulations affects all areas of our operations. Corrections officers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and are subject to background investigations. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. We may not always successfully comply with these and other regulations to which we are subject and failure to comply can result in material penalties or the non-renewal or termination of facility management contracts. In addition, changes in existing regulations could require us to substantially modify the manner in which we conduct our business and, therefore, could have a material adverse effect on us.

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

In addition to compliance with applicable laws and regulations, our facility management contracts typically have numerous requirements addressing all aspects of our operations which we may not be able to satisfy. For example, our contracts require us to maintain certain levels of coverage for general liability, workers’ compensation, vehicle liability, and property loss or damage. If we do not maintain the required categories and levels of coverage, the contracting governmental agency may be permitted to terminate the contract. In addition, we are required under our contracts to indemnify the contracting governmental agency for all claims and costs arising out of our management of facilities and, in some instances, we are required to maintain performance bonds relating to the construction, development and operation of facilities. Facility management contracts also typically include reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Failure to properly adhere to the various terms of our customer contracts could expose us to liability for damages relating to any breaches as well as the loss of such contracts, which could materially adversely impact us.

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

For the fiscal year ended January 3, 2010, our international operations accounted for 12.0% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.

We conduct our operations in South Africa through our consolidated joint venture, SACM, and through our 50% owned joint venture South African Custodial Services Pty. Limited referred to as SACS. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Wayne H. Calabrese, our Vice Chairman and President, and Brian R. Evans, our Chief Financial Officer. The unexpected loss of Dr. Zoley, Mr. Calabrese or Mr. Evans could materially adversely affect our business, financial condition or results of operations.

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

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

At January 3, 2010, approximately 19% of our workforce was covered by collective bargaining agreements. While only approximately 19% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to the 7 3/4% Senior Notes

The notes and the related guarantees are effectively subordinated to our and the subsidiary guarantors’ senior secured indebtedness and the indebtedness of our subsidiaries that do not guarantee the notes.

The notes and the related guarantees are unsecured and therefore will be effectively subordinated to our secured indebtedness, including borrowings under our Senior Credit Facility, to the extent of the value of the assets securing such indebtedness. As of January 3, 2010, borrowings under our Senior Credit Facility were $213.0 million. In addition, the indenture governing the notes will allow us and the subsidiary guarantors to incur a significant amount of additional indebtedness and to secure indebtedness, including any indebtedness incurred under credit facilities. In the event we or the guarantors become the subject of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, our assets and the assets of the guarantors securing indebtedness could not be used to pay you until after all secured claims against us and the guarantors have been fully paid. In addition, the notes and the related guarantees will be effectively subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes, including the trade payables.

We may not be able to repurchase the notes in the event of a change of control because the terms of our indebtedness or lack of funds may prevent us from doing so.

Upon a change of control, each holder of the notes will have the right to require us to repurchase their notes at 101% of their principal amount, plus accrued and unpaid interest, and, liquidated damages, if any, to the date of repurchase. The terms of the Senior Credit Facility limit our ability to repurchase the notes in the event of a change of control. Any future agreement governing any of our indebtedness may contain similar restrictions and provisions. Accordingly, it is possible that restrictions in the Senior Credit Facility or other indebtedness that may be incurred in the future will not allow the required repurchase of notes upon a change of control. Even if such repurchase is permitted by the terms of our then existing indebtedness, we may not have sufficient funds available to satisfy our repurchase obligations.

Fraudulent conveyance laws may permit courts to void the subsidiary guarantees of the notes in specific circumstances, which would interfere with the payment of the subsidiary guarantees.

Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, any guarantee made by any of our subsidiaries could be voided, or claims under the guarantee made by any of our subsidiaries could be subordinated to all other obligations of any such subsidiary, if the subsidiary, at the time it incurred the obligations under any guarantee:

•	incurred the obligations with the intent to hinder, delay or defraud creditors; or

•	received less than reasonably equivalent value, or did not receive fair consideration, in exchange for incurring those obligations; and

(1) was insolvent or rendered insolvent by reason of that incurrence;

(2)	was engaged in a business or transaction for which the subsidiary’s remaining assets constituted unreasonably small capital; or

(3)	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor. In any such case, your right to receive payments in respect of the notes from any such guarantor would be effectively subordinated to all indebtedness and other liabilities of that guarantor.

A legal challenge to the obligations under any guarantee on fraudulent conveyance grounds could focus on any benefits received in exchange for the incurrence of those obligations. We believe that each of our subsidiaries making a guarantee received reasonably equivalent value for incurring the guarantee, but a court may disagree with our conclusion or elect to apply a different standard in making its determination. The measures of insolvency for purposes of the fraudulent transfer laws vary depending on the law applied in the proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, is greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets is less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it cannot pay its debts as they become due.

We cannot assure you, however, as to what standard a court would apply in making these determinations. If a guarantee of the notes is voided as a fraudulent conveyance or is found to be unenforceable for any other reason, you will not have a claim against the guarantor.

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

Because we have no current plans to pay dividends, shareholders will benefit from an investment in our common stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business and do not have any current plans to pay any cash dividends. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders purchase their shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Boca Raton, Florida, under a 10 1/2 -year lease which was renewed in October 2007. The current lease has two 5-year renewal options and expires in March 2018. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in New Braunfels, Texas; and our western regional office in Carlsbad, California. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and UK operations, respectively. We consider our office space adequate for our current operations.

See the Facilities listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

On September 15, 2006, a jury in an inmate wrongful death lawsuit in a Texas state court awarded a $47.5 million verdict against us. In October 2006, the verdict was entered as a judgment against us in the amount of $51.7 million. The lawsuit, captioned Gregorio de la Rosa, Sr., et al., v. Wackenhut Corrections Corporation, (cause no. 02-110) in the District Court, 404th Judicial District, Willacy County, Texas, is being administered under the insurance program established by The Wackenhut Corporation, our former parent company, in which we participated until October 2002. Policies secured by us under that program provide $55.0 million in aggregate annual coverage. In October 2009, this case was settled in an amount within the insurance coverage limits and the insurer has now paid the settlement amount. On February 8, 2010, the Court of Appeals, 13th District of Texas, entered judgment dismissing the appeal and the case has been concluded.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when we were served with notice of a complaint filed against us by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $16.2 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.

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

During the fourth fiscal quarter of 2009, the Internal Revenue Service (IRS) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposes to disallow a deduction that we realized during the 2005 tax year. We have appealed this proposed disallowed deduction with the IRS’s appeals division and believe we have valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure of up to $15.4 million. We believe in the merits of our position and intend to defend our rights vigorously, including our rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on our financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended January 3, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2009 and 2008. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 16, 2010 is 113, which includes shares held in street name.

	2009		2008
Quarter	High	Low	High	Low

First	$19.25	$11.18	$28.71	$22.01
Second	18.56	13.06	29.48	22.10
Third	20.56	17.22	26.96	18.00
Fourth	22.41	19.75	21.62	12.65

We did not buy back any of our common stock during 2009 or 2008. We did not pay any cash dividends on our common stock for fiscal years 2009 and 2008. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of GEO common stock effective through March 31, 2011. See the Liquidity and Capital Resources section in “Item 7 of Management’s Discussion and Analysis” for further description of our stock repurchase program. In addition to these factors, the indenture governing our $250.0 million 7 3/4% Senior Notes, and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7 of Management’s Discussion and Analysis” and Note 13-Debt in “Item 8—Financial Statements and Supplementary Data”, for further description of these restrictions.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of January 3, 2010, including our 1994 Second Stock Option Plan, our 1999 Stock Option Plan, our 2006 Stock Incentive Plan and our 1995 Non-Employee Director Stock Option Plan. Our shareholders have approved all of these plans.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	2,806,957	$10.26	553,044
Equity compensation plans not approved by security holders	—	—	—

Total	2,806,957	$10.26	553,044

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

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Wilshire 500 Equity, and
S&P 500 Commercial Services and Supplies Indexes
(Performance through January 3, 2010)

			S&P 500
			Commercial
	The GEO	Wilshire 5000	Services and
Date	Group, Inc.	Equity	Supplies
December 31, 2004	$100.00	$100.00	$100.00
December 31, 2005	$86.27	$106.38	$103.49
December 31, 2006	$211.74	$123.16	$117.83
December 31, 2007	$316.03	$130.07	$117.71
December 31, 2008	$203.50	$81.64	$90.28
December 31, 2009	$246.95	$104.74	$100.08

Assumes $100 invested on December 31, 2004 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2009		2008		2007		2006		2005

Results of Continuing Operations:
Revenues	$1,141,090	100.0%	$1,043,006	100.0%	$976,299	100.0%	$818,439	100.0%	$580,440	100.0%
Operating income from continuing operations	135,188	11.8%	113,790	10.9%	90,086	9.2%	60,401	7.4%	5,742	1.2%
Income from continuing operations	$66,300	5.8%	$61,453	5.9%	$38,089	3.9%	$28,000	3.4%	$5,183	0.9%

Income from continuing operations per common share:
Basic:	$1.30		$1.22		$0.80		$0.81		$0.18

Diluted:	$1.28		$1.19		$0.77		$0.78		$0.17

Weighted Average Shares Outstanding:
Basic	50,879		50,539		47,727		34,442		28,740
Diluted	51,922		51,830		49,192		35,744		30,030
Financial Condition:
Current assets	$279,634		$281,920		$264,518		$322,754		$229,292
Current liabilities	177,448		185,926		186,432		173,703		136,519
Total assets	1,447,818		1,288,621		1,192,634		743,453		639,511
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	457,538		382,126		309,273		154,259		220,004
Total Shareholders’ equity	$665,098		$579,597		$529,347		$249,907		$110,434
Operational Data:
Contracts/awards	72		76		73		69		56
Facilities in operation	57		59		57		56		54
Capacity of contracts	52,772		53,364		47,913		46,460		46,177
Compensated mandays(2)	17,332,696		15,946,932		15,026,626		13,778,031		10,911,886

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 3, 2010 contained 53 weeks.

(2)	Compensated resident days are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of the fiscal year ended January 3, 2010, we managed 57 facilities totaling approximately 52,800 beds worldwide and had an additional 4,325 beds under development at three facilities, including an expansion and renovation of one vacant facility which we own, the expansion of one facility we currently own and operate and a new 2,000-bed facility which we will manage upon completion. For the fiscal year ended January 3, 2010, we had consolidated revenues of $1.1 billion and we maintained an average companywide facility occupancy rate of 94.6%.

Contract Awards and Facility Activations

On March 29, 2009, we completed the intake of 192 detainees in the expansion of the 576-bed Robert A. Deyton Detention Facility in Lovejoy, Georgia. We manage this facility under a 20-year contract, inclusive of three five-year option periods, with the Office of the Federal Detention Trustee. We lease this facility from Clayton County under a 20-year agreement, with two five-year renewal options and house detainees under custody of the United States Marshals Service.

In April 2009, GEO Australia, our wholly owned subsidiary, was awarded a new contract by the New South Wales, Department of Corrective Services for the continued management and operation of the 790-bed Junee Correctional Centre. GEO Australia has managed this minimum-to-medium security center since its opening in 1993. The new contract has a term of 15 years, inclusive of renewal options.

On April 23, 2009, we announced a contract award by ICE for the continued management of the Broward Transition Center, which we own, located in Deerfield Beach, Florida. The new contract has an initial term of one year, effective April 1, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at this detention center was increased from 600 to 700 beds, and the transportation responsibilities will be expanded.

Also in April 2009, we opened the new $62.0 million Florida Civil Commitment Center replacement facility in Arcadia, Florida, which we refer to as FCCC. The new facility has a capacity of 720 residents, and it was specifically designed to provide treatment services to sexually violent predators in a highly secure facility. FCCC is operated by GEO Care, our wholly-owned subsidiary, under a management contract with the Florida Department of Children and Families.

On May 4, 2009, we announced that we executed a contract with Bexar County, Texas Commissioners’ Court for the continued operation of the 688-bed Central Texas Detention Facility located in San Antonio, Texas. This facility, which is owned by Bexar County, houses detainees predominately for the U.S. Marshals Service. We have managed this facility since 1988. The new contract will have a term of ten years and became effective April 29, 2009.

On June 29, 2009, we announced that our wholly owned U.K. subsidiary, GEO UK, assumed management functions at the 260-bed Harmondsworth Immigration Removal Centre located in London, England. Our subsidiary manages and operates this removal centre under a three-year contract with the United Kingdom Border Agency. Additionally, this removal centre will be expanded by 360 beds bringing its capacity to 620 beds when the expansion is completed in June 2010.

On July 1, 2009, we announced the opening of a 384-bed expansion of the 1,500-bed Graceville Correctional Facility in Graceville, Florida. We operate this correctional facility under a managed-only contract with the State of Florida Department of Management Services and completed intake of inmates during the third quarter of 2009.

On October 1, 2009, our wholly-owned Australian subsidiary announced that it had been selected by Corrective Services New South Wales to operate and manage the 823-bed Parklea Correctional Centre in Australia. The contract has a term of five years with one three-year extension option. We began operating this facility on October 31, 2009.

On October 20, 2009, we announced a contract award by ICE for the continued management of our Northwest Detention Center located in Tacoma, Washington. This detention center houses immigration detainees for ICE. The new contract has an initial term of one year effective October 24, 2009, with four one-year renewal option periods. Under the terms of the new agreement, the contract capacity at this detention center was increased from 1,030 to 1,575 beds, and the transportation responsibilities will be expanded.

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

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

In instances where we provide project development services and subsequent management services, we evaluate these arrangements to determine if there are multiple elements that require separate accounting treatment and could result in a deferral of revenues. Generally, our arrangements result in no delivered elements at the onset of the agreement but rather these elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract and therefore, the value of the project development deliverable, is determined using the residual method.

Reserves for Insurance Losses

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed.

We currently maintain a general liability policy and excess liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Our wholly owned subsidiary, GEO Care, is insured under their own program for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We are uninsured for any claims in excess of these limits. For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. Our Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $27.2 million and $25.5 million as of January 3, 2010 and December 28, 2008, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Additionally, judgment must be made as to certain tax positions which may not be fully sustained upon review by tax authorities. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate and discontinued operations, consolidated income from continuing operations would have decreased/increased by $1.0 million, $0.9 million and $0.6 million, respectively, for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

Property and Equipment

As of January 3, 2010, we had $998.6 million in long-lived property and equipment held for use. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Impact of Future Accounting Pronouncements

The following accounting standards have implementation dates subsequent to the fiscal year ended January 3, 2010 and as such, have not yet been adopted by us:

In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will become effective for us prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, previously known as FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). ASU No. 2009-17 amends the manner in which entities evaluate whether consolidation is required for VIEs. The consolidation requirements under the revised guidance require us to consolidate a VIE if the entity has all three of the following characteristics (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity (iii) the right to receive the expected residual returns of the legal entity. Further, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. As a result of adoption, which becomes effective for interim and annual periods beginning after November 15, 2009, companies are required to enhance disclosures about how their involvement with a VIE affects its financial statements and exposure to risks. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.

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

For the purposes of the discussion below, “2009” means the 53 weeks fiscal year ended January 3, 2010, “2008” means the 52 week fiscal year ended December 28, 2008, and “2007” means the 52 weeks fiscal year ended December 30, 2007. Our fiscal quarters in the fiscal years discussed below are referred to as “First Quarter,” “Second Quarter,” “Third Quarter” and “Fourth Quarter.”

2009 versus 2008

Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$784,066	68.7%	$711,038	68.2%	$73,028	10.3%
International services	137,171	12.0%	128,672	12.3%	8,499	6.6%
GEO Care	121,818	10.7%	117,399	11.3%	4,419	3.8%
Facility construction and design	98,035	8.6%	85,897	8.2%	12,138	14.1%

Total	$1,141,090	100.0%	$1,043,006	100.0%	$98,084	9.4%

U.S. corrections

The increase in revenues for U.S. corrections in 2009 compared to 2008 is primarily attributable to project activations, capacity increases and per diem rate increases at existing facilities and new management contracts. The most significant increases to revenue were as follows: (i) revenues increased $24.1 million in total due to the activation of three new contracts in Third and Fourth Quarter 2008 for the management of Joe Corley Detention Facility in Conroe, Texas, Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention Facility in Maverick, Texas; (ii) revenues increased $24.6 million in 2009 as a result of our opening of our Rio Grande Detention Center in Laredo, Texas in Fourth Quarter 2008; (iii) revenues increased $6.1 million as a result of the 500-bed expansion of East Mississippi Corrections Facility in Meridian, Mississippi, which was completed in October 2008; (iv) revenues increased $5.1 million at the Robert A. Deyton Detention Facility in Lovejoy, Georgia as a result of the 192-bed activation in January 2009; (v) revenues increased $6.1 million at the Broward Transition Center due to an increase in per diem rates and population; (vi) we experienced an increase of revenues of $9.9 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas; (vii) approximately $8.2 million of the increase is attributable to per diem increases, other contract modifications, award fees and population increases. Overall, we did experience slight increases over the 52-week period ended December 28, 2008 related to the additional week in the 53-week period ended January 3, 2010. These increases were offset by a decrease in revenues of $20.6 million due to the termination of our management contract at the Sanders Estes Unit in Venus, Texas, Newton County Correctional Center in Newton, Texas, Jefferson County Downtown Jail in Beaumont, Texas, Fort Worth Community Corrections Facility in Fort Worth, Texas, and the Tri-County Justice & Detention Center in Ullin, Illinois.

The number of compensated mandays in U.S. corrections facilities increased by 1.2 million to 14.5 million mandays in 2009 from 13.3 million mandays in 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.6% of capacity in 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. correction and detention facilities was 96.4% in 2008 not taking into account the 1,221 beds activated in 2009 at four facilities in our U.S. Corrections segment.

International services

Revenues for our international services segment during 2009 increased over the prior year due to several reasons including: (i) new contracts in Australia and in the United Kingdom for the management of the Parklea Correctional Centre in Sydney, Australia and the Harmondsworth Immigration Removal Centre in London, England which contributed an incremental $4.1 million and $8.1 million of revenues, respectively, (ii) our contract in South Africa for the management of Kutama-Sinthumule Correcional Centre contributed an increase in revenues over the prior year of $1.2 million mainly due to contractual increases linked to the South African inflationary index, and (iii) we also experienced an increase in revenues of $4.8 million, in aggregate, at certain facilities managed by our Australian subsidiary due to contractual increases linked to the inflationary index. These increases were offset by unfavorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and British Pound. These unfavorable fluctuations in foreign exchange rates resulted in a decrease of revenues over 2008 of $9.9 million.

GEO Care

The increase in revenues for GEO Care in 2009 compared to 2008 is primarily attributable to the revenues from our newly acquired contract for the management of Columbia Regional Care Center in Columbia, South Carolina which generated $7.5 million of revenues. We also experienced combined increases of $3.1 million at South Florida Evaluation and Treatment in Miami, Florida and Treasure Coast Forensic Treatment Center in Stuart, Florida as a result of increases in population. These increases were offset by the loss of revenues from the termination of our management contract with the South Florida Evaluation and Treatment Center — Annex in July 2008. This contract generated $7.5 million of revenues in 2008.

Facility construction and design

The increase in revenues from the Facility construction and design segment in 2009 compared to 2008 is mainly due to an increase of $91.3 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009. This increase over the same period in the prior year was offset by decreases in construction activities at four facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Third Quarter 2008 decreased revenues by $6.8 million; (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $15.4 million, (iii) the completion of Florida Civil Commitment Center in Second Quarter decreased revenues by $33.9 million and (iv) the completion of Graceville Correctional Facility in Third Quarter 2009 which decreased revenues by $21.9 million.

Operating Expenses

		% of Segment		% of Segment
	2009	Revenues	2008	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$565,291	72.1%	$516,963	72.7%	$48,328	9.3%
International services	127,964	93.3%	116,985	90.9%	10,979	9.4%
GEO Care	106,447	87.4%	103,140	87.9%	3,307	3.2%
Facility construction and design	97,654	99.6%	85,571	99.6%	12,083	14.1%

Total	$897,356	78.6%	$822,659	78.9%	$74,697	9.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.

U.S. corrections

Overall, operating expenses remained fairly consistent with fiscal 2008 with slight decreases as a percentage of revenues due to decreases in travel costs of $3.3 million in fiscal 2009. The most significant increases to operating expense were related to new management contracts, new facility activations and increases in population from expansion beds which were activated during the fiscal year. Such projects include Joe Corley Detention Facility, Northeast New Mexico Detention Facility, Maverick County Detention Facility, Rio Grande Detention Center, East Mississippi Corrections Facility and Robert A. Deyton Detention Facility. These contracts contributed $40.8 million of the increase to our operating expenses. Certain of our other facilities also experienced increases in expenses associated with increases in population and contract modifications resulting in additional services. These increases were partially offset by decreases in expenses as a result of facility closures for Jefferson County Downtown Jail, Newton County Correctional Center, Fort Worth Community Corrections Facility, Sanders Estes Unit and Tri County Justice & Detention Center.

International services

Expenses increased at all of our international subsidiaries consistent with the revenue increases. The costs associated with the new contracts in the United Kingdom and Australia accounted for a combined increase of $15.1 million, including start up costs of $3.0 million. Start up costs are non-recurring costs for training, additional staffing requirements, overtime and other costs of transitioning a new management contract. The increase in expenses in 2009 was significantly offset by the impact of foreign exchange currency rates. Overall, operating expenses for international services facilities increased slightly as a percentage of segment revenues in 2009 compared to 2008 mainly due to the start up costs in Australia and the United Kingdom.

GEO Care

Operating expenses for residential treatment increased $3.3 million in 2009 as compared to 2008. The increase in expenses in 2009 was primarily due to our acquisition of Columbia Regional Care Center in Fourth Quarter. We also experienced higher costs at Florida Civil Commitment Center due to start up costs associated with the transfer of patients into the new facility.

Facility construction and design

Generally, the operating expenses from the Facility construction and design segment are offset by a similar amount of revenues. Our overall increase in operating expenses relates to the construction of the Blackwater River Correctional Facility which increased expenses by $91.3 million. This increase was offset by decreases related to the completion of several facilities and expansions including South Florida Evaluation and Treatment Center, Northeast New Mexico Detention Facility, Florida Civil Commitment Center and Graceville Correctional Facility.

Depreciation and amortization

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$35,955	4.6%	$34,010	4.8%	$1,945	5.7%
International services	1,448	1.1%	1,556	1.2%	(108)	(6.9)%
GEO Care	1,903	1.6%	1,840	1.6%	63	3.4%
Facility construction and design	—	—	—	—	—	—

Total	$39,306	3.4%	$37,406	3.6%	$1,900	5.1%

US Corrections

The increase in depreciation and amortization for U.S. corrections in 2009 compared to 2008 is primarily attributable to the opening of our Rio Grande Detention Center in Fourth Quarter 2008 which increased depreciation expense by $1.9 million.

International Services

Depreciation and amortization as a percentage of segment revenue in 2009 was consistent with 2008.

GEO Care

The increase in depreciation and amortization for GEO Care in 2009 compared to 2008 is primarily due to our acquisition of Just Care.

Other Unallocated Operating Expenses

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$69,240	6.1%	$69,151	6.6%	$89	0.1%

General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. General and administrative expenses remained consistent in the fiscal year ended January 3, 2010 as compared to the fiscal year ended December 28, 2008 but decreased as a percentage of revenues. The decrease as a percentage of revenues is primarily due to corporate cost savings initiatives including those to reduce travel costs which were $2.3 million less in 2009 and also by the increase in revenues which increased at a higher rate than general and administrative expenses. These savings were partially offset by increases in employee benefits and labor costs.

Non Operating Income and Expense

Interest Income and Interest Expense

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$4,943	0.4%	$7,045	0.7%	$(2,102)	(29.8)%
Interest Expense	$28,518	2.5%	$30,202	2.9%	$(1,684)	(5.6)%

The majority of our interest income generated in 2009 and 2008 is from the cash balances at our Australian subsidiary. The decrease in the current period over the same period last year is mainly attributable to currency exchange rates and, to a lesser extent, lower interest rates.

The decrease in interest expense of $1.7 million is primarily attributable to a decrease in LIBOR rates which reduced the interest expense on our Term Loan B by $4.0 million. This decrease was offset by increased expense related to the amortization of deferred financing fees associated with the amendments to our Senior Credit Facility. This increase resulted in incremental amortization of $1.6 million. In addition, we also had more indebtedness outstanding in 2009 related to our 7 3/4% Senior Notes which resulted in an increase to interest expense of $1.9 million. Capitalized interest in 2009 and 2008 was $4.9 million and $4.3 million, respectively. Total borrowings at January 3, 2010 and December 28, 2008, excluding non-recourse debt and capital lease liabilities, were $457.5 million and $382.1 million, respectively.

In November 2009, we entered into interest rate swap agreements with respect to a notional amount of $75.0 million of the 7 3/4% Senior Notes which resulted in a savings in interest expense of approximately $0.5 million for the fiscal quarter ended January 3, 2010.

Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$41,991	40.1%	$33,803	37.3%

The effective tax rate during 2009 was 40.1%, compared to 37.3% in 2008, due to an increase in the reserve for uncertain tax positions. The effective tax rate in 2008 included one-time state tax benefits.

Equity in Earnings of Affiliate

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Equity in Earnings of Affiliate	$3,517	0.3%	$4,623	0.4%	$(1,106)	(23.9)%

Equity in earnings of affiliates represent the earnings of SACS in 2009 and 2008 and reflects an overall decrease in earnings related to unfavorable foreign currency exchange rates partially offset by additional revenues due to contractual increases.

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

U.S. corrections

The increase in revenues for U.S. corrections in 2008 compared to 2007 is primarily attributable to new facility openings, capacity increases at existing facilities and full year operations relative to recent openings and expansions from 2007. The most significant increases to revenue were as follows: (i) revenues increased $56.2 million in total due to the opening or expansion of seven facilities in 2008 which include activations at the Robert A. Deyton Detention Facility, Rio Grande Detention Center, Joe Corley Detention Facility and the Northeast New Mexico Detention Facility and expansions of the LaSalle Detention Facility, Central Arizona Correctional Facility and at the East Mississippi Correctional Facility; (ii) revenues increased $28.8 million in 2008 due to increases at our California facilities, South Texas Detention Complex, New Castle Correctional Facility and at the Northwest Detention Center related to contract modifications and enhanced services; (iii) revenues increased by $21.6 million due to the full year operation of 2007 activations and expansions that occurred at the Graceville Correctional Facility, Val Verde Correctional Facility and the Moore Haven Correctional Facility. These and other increases were offset by decreases in revenues of $34.8 million due to the termination of our management contracts at Taft Correctional Institution, Coke County Juvenile Justice Center and Dickens County Correctional Center.

The number of compensated mandays in U.S. corrections facilities increased by 805,200 to 13.3 million mandays in 2008 from 12.5 million mandays in 2007 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 95.7% of capacity in 2008, excluding the terminated contracts for the Coke County Juvenile Justice Center, the Dickens County Correctional Center, and the Taft Correctional Institution. The average occupancy in our U.S. correction and detention facilities was 96.1% in 2007, excluding our new contracts at the Joe Corley Detention Facility, Rio Grande Detention Center, Robert A. Deyton Detention Facility and the Maverick County Detention Facility.

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

GEO Care

The increase in revenues for GEO Care in 2008 compared to 2007 is primarily attributable to two items: (i) the Treasure Coast Forensic Center in Stuart, Florida which commenced operation in March 2007, increased revenues by $7.5 million; and (ii) the Florida Civil Commitment Center in Arcadia, Florida contributed an increase of $2.6 million, both due to increases in population. This favorable increase was partially offset by $2.4 million due to the loss of the contract with the SFETC Annex.

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

Operating Expenses

		% of Segment		% of Segment
	2008	Revenues	2007	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. corrections	$516,963	72.7%	$464,617	73.8%	$52,346	11.3%
International services	116,985	90.9%	116,259	90.8%	726	0.6%
GEO Care	103,140	87.9%	98,557	89.5%	4,583	4.7%
Facility construction and design	85,571	99.6%	109,070	100.2%	(23,499)	(21.5)%

Total	$822,659	78.9%	$788,503	80.8%	$34,156	4.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.

U.S. corrections

The increase U.S. corrections operating expenses in 2008 compared to 2007 is primarily attributable to new facility openings, capacity increases at existing facilities and the normalization of openings and expansions from 2007. The most significant increases to operating expenses were as follows: (i) operating expenses increased $43.3 million in total due to the opening or expansion of seven facilities in 2008 which include activations at the Robert A. Deyton Detention Facility, Rio Grande Detention Facility, Joe Corley Detention Facility and the Northeast New Mexico Detention Facility and expansions of the LaSalle Detention Center, Central Arizona Correctional Facility and at the East Mississippi Correctional Facility; (ii) operating expenses increased $19.2 million in 2008 due to increases at our California facilities, South Texas Detention Center, New Castle Correctional Facility and at the Northwest Detention Center related to contract modifications and enhanced services; (iii) operating expenses increased by $17.9 million due to the normalization of 2007 activations and expansions that occurred at the Graceville Correctional Facility, Val Verde Correctional Facility and the Moore Haven Correctional Facility; (iv) operating expenses increased by $3.6 million for the year ended December 28, 2008 due to changes in general liability and workers compensation reserves. The remaining increase in operating expenses is the result of increases in wages and employee benefits as well as general increases in operating costs. These increases were partially offset by decreases of $31.0 million related to the termination of our management contracts at Coke County Juvenile Justice Center, Taft Correctional Institution and Dickens County Correctional Center which were terminated prior to fiscal 2008. Beginning 2008, we changed our vacation policy for certain employees allowing these employees to use their vacation regardless of their service period but within the fiscal year. The 2008 change in our vacation policy resulted in a $3.7 million decrease in vacation expense in the fiscal year ended 2008 compared to the fiscal year ended 2007.

International services

Operating expenses for international services facilities remained consistent as a percentage of segment revenues in 2008 compared to 2007. On December 22, 2008, we announced the closure of our U.K.-based transportation division, Recruitment Solutions International which we refer to as RSI. We purchased RSI, which provided transportation services to The Home Office Nationality and Immigration Directorate, for $2.3 million, including transaction costs, in 2006. The operating loss of this business are reported as discontinued operations and is not presented in the segment information above.

GEO Care

Operating expenses for residential treatment increased $4.6 million in 2008 as compared to 2007 primarily attributable to increased population at the Treasure Coast Forensic Center and Florida Civil Commitment Center as mentioned above. This positive variance was offset by a decrease due to the closure of our 100-bed South Florida Evaluation and Treatment Center Annex which was effective July 31, 2008. Overall, expenses as a percentage of revenue partly decreased as a result of a decrease in startup costs which were $0.6 million in 2008 compared to $1.9 million in 2007.

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

Non Operating Income and Expense

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

Provision for Income Taxes

	2008	Effective Rate	2007	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$33,803	37.3%	$22,049	38.0%

The effective tax rate during 2008 was 37.3% as a result of one-time state tax benefits of $1.6 million. We expect our tax rate in the future to increase to 38.7% as these benefits are non-recurring in nature.

Equity in Earnings of Affiliate

	2008	% of Revenue	2007	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Equity in Earnings of Affiliate	$4,623	0.4%	$2,151	0.2%	$2,472	114.9%

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

We are currently developing a number of projects using company financing. We estimate that the remaining capital expenditures related to these existing capital projects will be $37.7 million to be spent in 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million. In addition to these current estimated capital requirements for 2010, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase.

Liquidity and Capital Resources

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $330.0 million Revolver under our Senior Credit Facility (see discussion below).

As of January 3, 2010, we had a total of $457.5 million of consolidated debt outstanding, excluding $112.0 million of non-recourse debt and capital lease liability balances of $15.1 million. As of January 3, 2010, we also had outstanding eight letters of guarantee totaling $8.9 million under separate international credit facilities. Based on our debt covenants and the amount of indebtedness we have outstanding, as of February 16, 2010, we had the ability to borrow an additional approximately $217 million under our Revolver after considering debt covenants. We also have the ability to borrow $200.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt service obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.”

Our management believes that cash on hand, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to support our capital requirements for 2010 and 2011 disclosed above. However, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2010 and 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes and in our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While the company expects to be in compliance with its debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.

We have entered into individual executive retirement agreements with our two top executives. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, the executives may retire at any time after reaching the age of 55. Both of the executives reached the eligible retirement age of 55 in 2005. However, under the retirement agreements, retirement may be taken at any time at the individual executive’s discretion. In the event that both executives were to retire in the same year, we believe we will have funds available to pay the retirement obligations from various sources, including cash on hand, operating cash flows or borrowings under our Revolver. Based on our current capitalization, we do not believe that making these payments in any one period, whether in separate installments or in the aggregate, would materially adversely impact our liquidity.

On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the our discretion. As of February 16, 2010, GEO had 51.6 million shares outstanding.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.

The Senior Credit Facility

On October 5, 2009, on October 15, 2009, and again on December 4, 2009, we completed certain amendments to our Senior Credit Facility. These amendments, among other things, modified the aggregate size of the Revolver from $240.0 million to $330.0 million, extended the maturity of the Revolver to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios, eliminated the annual capital expenditures limitation and made several technical revisions to certain definitions therein. Our Senior Credit Facility is now comprised of a $155.0 million Term Loan B bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $330.0 million Revolver which currently bears interest at LIBOR plus 3.25% and matures in September 2012. Also, upon the execution these amendments we have the ability to increase our borrowing capacity under the Senior Credit facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.

As of January 3, 2010, we had $155.0 million outstanding under the Term Loan B, and our $330.0 million Revolver had $58.0 million outstanding in loans, $47.5 million outstanding in letters of credit and approximately $217 million available for borrowings, which we refer to as our Unused Revolver, after considering our debt covenants. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR borrowings	LIBOR plus 2.75% to 3.50%.
Base rate borrowings	Prime Rate plus 1.75% to 2.50%.
Letters of credit	2.75% to 3.50%.
Unused Revolver	0.50% to 0.75%.

We are required to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio

Through the penultimate day of fiscal year 2010	≤ 4.00 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 3.75 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤ 3.25 to 1.00
Thereafter	≤ 3.00 to 1.00

The Credit Agreement also requires us to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio

Through the penultimate day of fiscal year 2011	≤ 3.00 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤ 2.50 to 1.00
From the last day of the fiscal year 2012 through the penultimate day of fiscal year 2013	≤ 2.25 to 1.00
Thereafter	≤ 2.00 to 1.00

The foregoing covenants replace the corresponding covenants previously included in the credit agreement governing our Senior Credit Facility (referred to as the “Credit Agreement”).

All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. Our failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of January 3, 2010.

8 1/4% Senior Notes

On October 5, 2009, we announced the commencement of a cash tender offer for our $150.0 million aggregate principal amount of 8 1/4% Senior Notes. Holders who validly tendered their Notes before the early tender date, which expired at 5:00 p.m. Eastern Standard time on October 19, 2009, received a 103% cash payment for their note which included an early tender premium of 3%. Holders who tendered their notes after the early tender date, but before the expiration date of 11:59 p.m., Eastern Standard time on November 2, 2009 which we refer to as the Early Expiration Date, received 100% cash payment for their note. Holders of the 8 1/4% Senior Notes accepted for purchase received accrued and unpaid interest up to, but not including, the applicable payment date. Valid early tenders received by us represented $130.2 million aggregate principal amount of the 8 1/4% Senior Notes which was 86.8% of the outstanding principal balance. We settled these notes on October 20, 2009 by paying $136.9 million to the trustee. Also on October 20, 2009, we announced the call for redemption for all notes not tendered by the Expiration Date. We financed the tender offer and redemption with a portion of the net cash proceeds from our offering of $250.0 million aggregate principal 7 3/4% Senior Notes, which closed on October 20, 2009. As of November 19, 2009, all of the 8 1/4% Senior Notes had been redeemed.

7 3/4% Senior Notes

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part the Revolver.

The 7 3/4% Senior Notes and the guarantees will be unsecured, unsubordinated obligations of GEO and the guarantors and will rank as follows: pari passu with any unsecured, unsubordinated indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the our Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors After October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage

2013	103.875%
2014	101.938%
2015 and thereafter	100.000%

Before October 15, 2013, we may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium described under “Description of Notes — Optional Redemption” together with accrued and unpaid interest. In addition, at any time prior to October 15, 2012, we may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than CSC of Tacoma, LLC, GEO International Holdings, Inc., certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 3, 2010.

Non-Recourse Debt

South Texas Detention Complex

We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from CSC. CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE, for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation, which we refer to as STLDC, was created and issued $49.5 million in taxable revenue bonds. Additionally, we have outstanding $5.0 million of subordinated notes which represents the principal amount of financing provided to STLDC by CSC for initial development. These bonds mature in February 2016 and have fixed coupon rates between 4.11% and 5.07%.

We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including all operating expenses and are required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten year term and are non-recourse to us. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.

On February 2, 2009, we made a payment of $4.4 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of January 3, 2010, the remaining balance of the debt service requirement is $36.7 million, of which $4.6 million is due within the next twelve months. Also as of January 3, 2010, included in current restricted cash and non-current restricted cash is $6.2 million and $8.2 million, respectively, as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, which we refer to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.20% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2009, CSC of Tacoma LLC made a payment from its restricted cash account of $5.7 million for the current portion of its periodic debt service requirement in relation to the WEDFA bid indenture. As of January 3, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is classified as current in the accompanying balance sheet.

As of January 3, 2010, included in current restricted cash and non-current restricted cash is $7.1 million and $2.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us and total $45.4 million and $38.1 million at January 3, 2010 and December 28, 2008, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 3, 2010, was $4.5 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for our guarantee. Our obligations under this guarantee are indexed to the CPI and expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the Revolver.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.7 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.4 million commencing in 2017. We have a liability of $1.5 million and $1.3 million related to this exposure as of January 3, 2010 and December 28, 2008, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.

At January 3, 2010, we also had outstanding eight letters of guarantee totaling $8.9 million under separate international facilities. We do not have any off balance sheet arrangements.

Derivatives

In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $75.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.24% and 4.29%, also calculated on the notional $75.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Effective January 6, 2010, we executed a fourth swap agreement relative to a notional amount of $25.0 million of the 7 3/4% Senior Notes. (See Note 20). There was no material ineffectiveness of our interest rate swaps for the fiscal years presented.

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

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of January 3, 2010, which requires us to make payments over the periods presented.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$250,028	$28	$—	$—	$250,000
Term Loan B	154,963	3,650	7,300	144,013	—
Revolver	58,000	—	58,000	—	—
Capital lease obligations (includes imputed interest)	24,437	1,930	3,866	3,868	14,773
Operating lease obligations	134,460	18,041	31,982	18,501	65,936
Non-recourse debt	113,724	15,241	32,697	36,130	29,656
Estimated interest payments on debt(a)	188,242	30,144	56,087	43,287	58,724
Estimated funding of pension and other post retirement benefits	16,206	10,223	406	543	5,034
Estimated construction commitments	37,700	37,700	—	—	—
Estimated tax payments for uncertain tax positions(b)	5,116	—	5,116	—	—

Total	$982,876	$116,957	$195,454	$246,342	$424,123

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our credit facility and swap agreements were calculated using a LIBOR rate of .30% based on our estimated interest rates for fiscal 2010.
(b)	State income tax payments are reflected net of the federal income tax benefit.

We do not have any additional off balance sheet arrangements which would subject us to additional liabilities.

Cash Flow

Cash and cash equivalents as of January 3, 2010 was $33.9 million, compared to $31.7 million as of December 28, 2008. During Fiscal 2009 we used cash flows from operations to fund all of our operating expenses and used cash on hand, net cash proceeds from the issuance of our 7 3/4% Senior Notes and cash flow from operations to fund $149.8 million in capital expenditures

Cash provided by operating activities of continuing operations in 2009, 2008 and 2007 was $125.1 million, $74.4 million, and $75.0 million, respectively. Cash provided by operating activities of continuing operations in 2009 was positively impacted by an increase in net income of $7.1 million in addition to $39.3 million of depreciation and amortization expense. These increases reflect the opening of new facilities as previously discussed and improved financial performance at existing facilities. Cash provided by operating activities of continuing operations in 2008 was positively impacted by an increase in net income of $17.1 million in addition to $37.4 million of depreciation and amortization expense. Cash provided by operating activities of continuing operations in 2007 was positively impacted by an increase in net income of $11.8 million in addition to $33.2 million of depreciation and amortization expense.

Cash provided by operating activities of continuing operations was positively impacted in 2009 by a decrease in accounts receivable of $6.9 million, an increase in our deferred income tax benefits of $10.0 million, and non-cash expense of $6.8 million related to the write-off of deferred financing fees and the expenses associated with the tender offer for our 8 1/4% Senior Notes. Cash provided by operating activities of continuing operations was negatively impacted in 2008 by an increase in accounts receivable of $29.6 million and more non-cash earnings in the prior year attributable to our investment in our South Africa joint venture, SACS. Cash provided by operating activities of continuing operations was negatively impacted in 2007 by an increase in accounts receivable of $10.6 million and increases in our deferred income tax provision of $5.1 million.

Cash used in investing activities of continuing operations in 2009 of $185.3 million consists of our investment in Just Care Inc, of $38.4 million as well as capital expenditures of $149.8 million. Of the aggregate $149.8 million in capital expenditures, $138.3 million related to development capital expenditures and approximately $11.5 million related to maintenance capital expenditures. We are currently developing a number of projects using company financing. We estimate our remaining capital requirements for these projects to be $37.7 million, which will be spent through 2010.

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

Cash provided by financing activities in 2009 was $52.0 million and reflects cash proceeds from the issuance of our 7 3/4% Senior Notes of $250.0 million and Revolver borrowings of $83.0 million. These proceeds were offset by payments of $150.0 million for repayment of our 8 1/4% Senior Notes, payments of $99.0 million on our Revolver and payments on non-recourse debt and Term Loan B of $17.8 million. Cash proceeds from our 7 3/4% Senior Notes were primarily used to pay down our 8 1/4% Senior Notes and our Revolver and to pay down our Revolver. We intend to use cash flows from operations and future borrowings under our Revolver to fund the project discussed above and other projects we may announce during fiscal 2010. We believe the institutions and banks included in our lender group will be able to fund their commitment to our Revolver. However, we can provide no assurance regarding their solvency or ability to honor their commitments. Failure to honor a commitment could materially impact our ability to meet our future capital needs and complete the projects discussed above.

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

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2009, 2008 and 2007. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

With state and federal prison populations growing by approximately 16% since 2000, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities has increased by 47% since the year 2000 with the Federal government and states such as Arizona, Texas and Florida accounting for a significant portion of the increase. At year-end 2008, 8.0% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.3% in 2000. In addition to our strong positions in Texas and Florida and in the U.S. market in general, we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa, Australia, and the United Kingdom beginning, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment services. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2009, we activated eight new or expansion projects representing 2,698 additional beds. This compares to the eight new or expansion projects activated in 2008 representing 6,120 new beds. As of January 3, 2010, we have three facilities under various stages of development or pending commencement of operations which represent 4,325 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

Revenue

Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the greater number of opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. According to the National Conference on State Legislatures, as of November 30, 2009, thirty-nine states were projecting that general fund revenues in fiscal year 2010 will be lower than in fiscal year 2009 and 35 states projected budget gaps in fiscal year 2011 with the sum of those budget imbalances totaling $55.5 billion. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Additionally, several of our management contracts are up for renewal and/or re-bid in 2010. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2010 on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, in the United Kingdom and in Australia, we recently began the operation and management under two new contracts with an aggregate of 1,083 beds. These projects commenced operations the second half of fiscal year 2009. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for Proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. We expect preferred bidders to be announced in the first half of 2010 and anticipate final close to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. We believe that additional opportunities will become available in international markets and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health/residential treatment services business conducted through our wholly-owned subsidiary, GEO Care, we are currently pursuing a number of business development opportunities. In September 2009, we acquired Just Care, and began management of the 354-bed Columbia Care Regional Center in the fourth fiscal quarter. In addition, we continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Labor and related cost represented 52.4% of our operating expenses in the fiscal year 2009. Additional significant operating expenses include food, utilities and inmate medical costs. In 2009, operating expenses totaled 78.6% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2010 will be impacted by the opening of any new facilities. We also expect our results in 2010 to reflect increases to interest expense due to higher rates related to incremental borrowings on our Senior Credit Facility, more average indebtedness and less capitalized interest due to a decrease in construction activity. We also expect increases to depreciation expense due to the carrying costs we will incur for two newly constructed and expanded facilities for which we have no corresponding management contract for the expansion beds. We expect that a portion of these increases may be offset by a savings to depreciation expense. We are currently reviewing the useful lives for our owned facilities and expect that some of the lives of these assets may increase as a result. Overall, excluding any start-up expenses, depreciation expense and interest expense, we anticipate that operating expenses as a percentage of our revenue will remain relatively flat, consistent with our fiscal year ended January 3, 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2009, general and administrative expenses totaled 6.1% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2010 to be generally consistent with our general and administrative expenses for 2009. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility portion of $213.0 million as of January 3, 2010 for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $2.1 million.

In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $75.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.235% and 4.29%, also calculated on the notional $75.0 million amount. Effective January 6, 2010, we executed a fourth swap agreement relative to a notional amount of $25.0 million of our 7 3/4% Senior Notes (See Note 20). For every one percent increase in the interest rate applicable to our aggregate notional $100 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of January 3, 2010 with respect to our international operations, every 10 percent change in historical currency rates would have a $5.0 million effect on our financial position and a $0.8 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K.

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

Brian R. Evans
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of January 3, 2010, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of January 3, 2010, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
The GEO Group, Inc.

We have audited The GEO Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 3, 2010, and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Miami, Florida
February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 3, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18, the Company adopted new accounting guidance on January 1, 2007 related to the accounting for uncertainty in income tax reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Miami, Florida
February 22, 2010

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007

	2009	2008	2007
	(In thousands, except per share data)

Revenues	$1,141,090	$1,043,006	$976,299
Operating Expenses	897,356	822,659	788,503
Depreciation and Amortization	39,306	37,406	33,218
General and Administrative Expenses	69,240	69,151	64,492

Operating Income	135,188	113,790	90,086
Interest Income	4,943	7,045	8,746
Interest Expense	(28,518)	(30,202)	(36,051)
Loss on Extinguishment of Debt	(6,839)	—	(4,794)

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	104,774	90,633	57,987
Provision for Income Taxes	41,991	33,803	22,049
Equity in Earnings of Affiliates, net of income tax provision (benefit) of $1,368, ($805), and $1,030	3,517	4,623	2,151

Income from Continuing Operations	66,300	61,453	38,089
Income (loss) from Discontinued Operations, net of tax provision (benefit) of ($216), $236, and $2,310	(346)	(2,551)	3,756

Net Income	$65,954	$58,902	$41,845

Weighted Average Common Shares Outstanding:
Basic	50,879	50,539	47,727

Diluted	51,922	51,830	49,192

Earnings (loss) per Common Share:
Basic:
Income from continuing operations	$1.30	$1.22	$0.80
Income (loss) from discontinued operations	—	(0.05)	0.08

Net income per share — basic	$1.30	$1.17	$0.88

Diluted:
Income from continuing operations	$1.28	$1.19	$0.77
Income (loss) from discontinued operations	(0.01)	(0.05)	0.08

Net income per share — diluted	$1.27	$1.14	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
January 3, 2010 and December 28, 2008

	2009	2008
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$33,856	$31,655
Restricted cash	13,313	13,318
Accounts receivable, less allowance for doubtful accounts of $429 and $625	200,756	199,665
Deferred income tax asset, net	17,020	17,340
Other current assets	14,689	12,911
Current assets of discontinued operations	—	7,031

Total current assets	279,634	281,920

Restricted Cash	20,755	19,379
Property and Equipment, Net	998,560	878,616
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	37,162	31,195
Deferred Income Tax Assets, Net	—	4,417
Goodwill	40,090	22,202
Intangible Assets, Net	17,579	12,393
Other Non-Current Assets	49,690	33,942
Non-Current Assets of Discontinued Operations	—	209

	$1,447,818	$1,288,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,856	$56,143
Accrued payroll and related taxes	25,209	27,957
Accrued expenses	80,759	82,442
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,624	17,925
Current liabilities of discontinued operations	—	1,459

Total current liabilities	177,448	185,926

Deferred Income Tax Liability	7,060	14
Other Non-Current Liabilities	33,142	28,876
Capital Lease Obligations	14,419	15,126
Long-Term Debt	453,860	378,448
Non-Recourse Debt	96,791	100,634
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 67,704,008 and 67,197,775 issued and 51,629,005 and 51,122,775 outstanding, respectively	516	511
Additional paid-in capital	351,550	344,175
Retained earnings	365,927	299,973
Accumulated other comprehensive income (loss)	5,496	(7,275)
Treasury stock 16,075,000 shares, at cost, at January 3, 2010 and December 28, 2008	(58,888)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	664,601	578,496
Noncontrolling interest	497	1,101

Total shareholders’ equity	665,098	579,597

	$1,447,818	$1,288,621

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007

	2009	2008	2007
		(In thousands)

Cash Flow from Operating Activities:
Net income	$65,954	$58,902	$41,845
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization of restricted stock-based compensation	3,509	3,015	2,474
Stock-based compensation expense	1,813	1,530	935
Depreciation and amortization expenses	39,306	37,406	33,218
Amortization of debt issuance costs and discount	3,412	3,042	2,524
Deferred tax provision (benefit)	10,010	2,656	(5,077)
Provision (Recovery) for doubtful accounts	139	602	(176)
Equity in earnings of affiliates, net of tax	(3,517)	(4,623)	(2,151)
Dividend to minority interest	(176)	(125)	(389)
Income tax benefit of equity compensation	(601)	(786)	(3,061)
Loss on sale of fixed assets	119	157	—
Loss on extinguishment of debt	6,839	—	4,794
Changes in assets and liabilities, net of acquisition
Accounts receivable	6,852	(29,599)	(10,604)
Other current assets	(2,678)	2,120	(57)
Other assets	(1,117)	(2,418)	3,211
Accounts payable and accrued expenses	(4,089)	7,775	(2,457)
Accrued payroll and related taxes	(5,509)	(4,483)	1,517
Deferred revenue	—	—	(152)
Other liabilities	4,845	(814)	8,583

Net cash provided by operating activities of continuing operations	125,111	74,357	74,977
Net cash (used in) provided by operating activities of discontinued operations	5,818	(3,013)	3,951

Net cash provided by operating activities	130,929	71,344	78,928

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(38,386)	—	(410,473)
CSC purchase price adjustment	—	—	2,291
Proceeds from sale of assets	179	1,136	4,476
Purchase of shares in consolidated affiliate	—	(2,189)	—
Change in restricted cash	2,713	452	(20)
Capital expenditures	(149,779)	(130,990)	(115,204)

Net cash used in investing activities	(185,273)	(131,591)	(518,930)

Cash Flow from Financing Activities:
Proceeds from equity offering, net	—	—	227,485
Proceeds from long-term debt	333,000	156,000	387,000
Income tax benefit of equity compensation	601	786	3,061
Debt issuance costs	(17,253)	(3,685)	(9,210)
Payments on long-term debt	(267,474)	(100,156)	(237,299)
Termination of interest rate swap agreements	1,719	—	—
Proceeds from the exercise of stock options	1,457	753	1,239

Net cash provided by financing activities	52,050	53,698	372,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,495	(6,199)	609

Net (Decrease) Increase in Cash and Cash Equivalents	2,201	(12,748)	(67,117)
Cash and Cash Equivalents, beginning of period	31,655	44,403	111,520

Cash and Cash Equivalents, end of period	$33,856	$31,655	$44,403

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$34,185	$29,895	$26,413

Interest	$32,075	$34,486	$28,470

Non-cash operating activities:
Proceeds receivable from insurance claim	$—	$—	$2,118

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$44,239	$—	$406,368

Extinguishment of pre-acquisition liabilities, net	$—	$—	$6,663

Total liabilities assumed	$5,853	$—	$2,558

	$38,386	$—	$410,473

Short term borrowings for deposit on asset	$—	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007

	GEO Group Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Interest	Equity
					(In thousands)

Balance, December 31, 2006	39,497	$395	$143,035	$201,697	$2,393	(27,000)	$(98,910)	$1,297	$249,907
Adoption of FIN 48 January 1, 2007 (Note 18)		—	—	(2,471)	—		—	—	(2,471)
Proceeds from stock options exercised	267	3	1,236	—	—		—	—	1,239
Tax benefit related to equity compensation		—	3,061	—	—		—	—	3,061
Stock based compensation expense		—	935	—	—		—	—	935
Restricted stock granted	300	3	(3)	—	—		—	—	—
Restricted stock cancelled	(13)	—	—	—	—		—	—	—
Amortization of restricted stock		—	2,474	—	—		—	—	2,474
Issuance of treasury stock in conjunction with offering	10,925	109	187,354	—	—	10,925	40,022	—	227,485
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(389)	(389)
Comprehensive income:
Net income		—	—	41,845	—		—	397
Change in foreign currency translation, net of income tax expense of $180		—	—	—	2,898		—	337
Pension liability adjustment, net of income tax benefit of $203		—	—	—	312		—	—
Unrealized gain on derivative instruments, net of income tax expense of $807		—	—	—	1,317		—	—
Total comprehensive income		—	—	—	—		—	—	47,106

Balance, December 30, 2007	50,976	510	338,092	241,071	6,920	(16,075)	(58,888)	1,642	529,347

Proceeds from stock options exercised	171	1	752	—	—		—	—	753
Tax benefit related to equity compensation		—	786	—	—		—	—	786
Stock based compensation expense		—	1,530	—	—		—	—	1,530
Restricted stock granted	24	—	—	—	—		—	—	—
Restricted stock cancelled	(48)	—	—	—	—		—	—	—
Amortization of restricted stock		—	3,015	—	—		—	—	3,015
Purhcase of subsidiary shares from noncontrolling interest		—	—	—	—		—	(626)	(626)
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(125)	(125)
Comprehensive income:
Net income		—	—	58,902	—		—	376
Change in foreign currency translation, net of income tax benefit of $413		—	—	—	(10,742)		—	(166)
Pension liability adjustment, net of income tax benefit of $17		—	—	—	27		—	—
Unrealized loss on derivative instruments, net of income tax benefit of $2,113		—	—	—	(3,480)		—	—
Total comprehensive income		—	—	—	—		—	—	44,917

Balance, December 28, 2008	51,123	511	344,175	299,973	(7,275)	(16,075)	(58,888)	1,101	579,597

Proceeds from stock options exercised	372	3	1,454	—	—		—	—	1,457
Tax benefit related to equity compensation		—	601	—	—		—	—	601
Stock based compensation expense		—	1,813	—	—		—	—	1,813
Restricted stock granted	168	2	(2)	—	—		—	—	—
Restricted stock cancelled	(34)	—	—	—	—		—	—	—
Amortization of restricted stock		—	3,509	—	—		—	—	3,509
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(176)	(176)
Comprehensive income:
Net income		—	—	65,954	—		—	169
Change in foreign currency translation, net of income tax benefit of $1,129		—	—	—	10,658		—	(597)
Pension liability adjustment, net of income tax benefit of $636		—	—	—	942		—	—
Unrealized gain on derivative instruments, net of income tax benefit of $645		—	—	—	1,171		—	—
Total comprehensive income		—	—	—	—		—	—	78,297

Balance, January 3, 2010	51,629	$516	$351,550	$365,927	$5,496	(16,075)	$(58,888)	$497	$665,098

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”) is a leading developer and manager of privatized correctional, detention and mental health residential treatment services facilities located in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and mental health and residential treatment facilities. We also provide secure transportation services for offender and detainee populations as contracted. As of the fiscal year ended January 3, 2010, GEO managed 57 facilities totaling approximately 52,800 beds worldwide and had an additional 4,325 beds under development at three facilities, including an expansion and renovation of one vacant facility which we own, the expansion of one facility we currently own and operate and a new 2,000-bed facility which we will manage upon completion.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal year 2009 included 53 weeks. Fiscal years 2008 and 2007 each included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), and its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) on a calendar year end, due to the availability of information.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. Investments in 50% owned affiliates, which the Company does not control, are accounted for under the equity method of accounting. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to the Company’s noncontrolling interest in consolidated subsidiary have been reclassified to reflect the implementation of recent accounting rules related to the accounting for such interests in consolidated financial statements, which the Company adopted on December 29, 2008. All prior year amounts have been conformed to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, percentage of completion and estimated cost to complete for construction projects, stock based compensation, and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The balance outstanding as of January 3, 2010 and December 28, 2008 was $3.5 million and $3.4 million, respectively. The notes bear interest at a rate of 13%, have semi-annual payments due June 15 and December 15 through June 2018.

Restricted Cash

The Company’s restricted cash balances are attributable to: (i) amounts held in escrow or in trust in connection with the 1,904-bed South Texas Detention Complex in Frio County, Texas and the 1,545-bed Northwest Detention Center in Tacoma, Washington, (ii) certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non recourse debt and other guarantees, and (iii) amounts restricted in December 2009 to fund the GEO Group Deferred Compensation Plan. See Notes 13 and 16.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 40 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups its assets by facility for the purposes of considering whether any impairment exists. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. When considering the future cash flows of a facility, the Company makes assumptions based on historical experience with its customers, terminal growth rates and weighted average cost of capital. While these estimates do not generally have a material impact on the impairment charges associated with managed-only facilities, the sensitivity increases significantly when considering the impairment on facilities that are either owned or leased by the Company. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

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

Goodwill and Other Intangible Assets

Acquired intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company has intangible assets as a result of business combinations in 2009 and in prior fiscal years and also in connection with the purchase of additional shares in the Company’s consolidated joint venture. The Company’s finite-lived intangible assets are primarily related to acquired facility management contracts and are amortized on a straight-line basis over the expected life of each contractual relationship. These intangible assets are amortized using a straight-line method. The Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable.

The Company’s goodwill is subject to an annual impairment test. For the purposes of impairment testing, the Company determines the recoverability of goodwill by comparing its carrying value to the fair value of the reporting unit, which is the same as the operating segment. The Company performed its annual impairment test, on the measurement date, for the fiscal year ended January 3, 2010 and did not identify any impairment in the carrying value of its goodwill. In the fiscal year ended December 28, 2008, the Company wrote off goodwill of $2.3 million associated with the termination of its transportation services business in the United Kingdom. There were no impairment charges recorded in the fiscal year ended December 30, 2007. See Notes 4 and 9.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

The Company evaluates its joint ventures and other entities in which it has a variable interest (a “VIE”), generally in the form of investments, loans, guarantees, or equity in order to determine if it is the primary beneficiary of the entity by considering qualitative and quantitative factors. Qualitative factors include evaluating distribution terms, proportional voting rights, decision making ability, and the capital structure. Quantitatively, the Company evaluates financial forecasts under various scenarios to determine which variable interest holders would absorb over 50% of the expected losses of the entity.

The Company does not consolidate its 50% owned South African joint venture in SACS, a VIE. The Company has determined it is not the primary beneficiary of SACS since it does not absorb a majority of the entity’s estimated losses nor does it receive a majority of the entity’s expected returns. Additionally, the Company does not have the ability to exercise significant influence over SACS. As such, this entity is accounted for as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Centre and was subsequently, awarded a 25 year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from the government which is fully guaranteed, except in the event of default, for which the government provides an 80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $12.2 million at January 3, 2010 and its guarantees related to SACS discussed in Note 13.

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC issued $49.5 million in taxable revenue bonds and has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. See Note 13.

Noncontrolling interest in Subsidiary

On December 29, 2009, the Company adopted new accounting standards related to the reporting of noncontrolling interests. These standards clarify the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of noncontrolling interests. The Company has applied these standards retrospectively in the presentation of its consolidated balance sheets for all periods presented by reflecting its noncontrolling interest, discussed further below, as a separate component of equity. The income attributable to the noncontrolling interest is not material to the Company’s results of operations and is not presented separately.

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. On October 29, 2008, the Company, along with one other joint venture partner, executed a Sale of Shares Agreement for the purchase of a portion of the remaining noncontrolling shares of SACM which changed the Company’s share in the profits of the joint venture from 76.25% to 88.75%. All of the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling shares of the third joint venture partner were allocated between the Company and the second joint venture partner on a pro rata basis based on their respective ownership percentages. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the fiscal year ended January 3, 2010.

Fair Value Measurements

The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying consolidated balance sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying balance sheets and discloses the fair value measurements for those assets and liabilities in Note 11. In fiscal 2009, the Company adopted accounting standards which establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. Certain of the Company’s contracts have provisions upon which a portion of the revenue is based on the performance of certain targets, as defined in the specific contract. In these cases, the Company recognizes revenue when the amounts are fixed and determinable and the time period over which the conditions have been satisfied has lapsed. In many instances, the Company is a party to more than one contract with a single entity. In these instances, each contract is accounted for separately.

The Company earns construction revenue from its contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and sub contracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. This method is used because the Company considers costs incurred to date to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Construction costs include all direct material and labor costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overruns. Accordingly, the Company records its construction revenue on a gross basis. The related cost of construction activities is included in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where the Company provides project development services to its clients in addition to standard management services, the Company follows provisions established by FASB ASC. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract and therefore, the value of the project development deliverable, is determined using the residual method.

Lease Revenue

The Company owns two facilities that are leased to unrelated third parties. The first lease has an initial term which expires in July 2013 with an option to terminate in July 2010. The second lease has a term of ten years and expires in January 2018. Both of these leases have options to extend for up to three additional five-year terms. The carrying value of these assets included in property and equipment at January 3, 2010 and December 28, 2008 was $51.8 million and $53.0 million, respectively, net of accumulated depreciation of $3.4 million and $2.2 million, respectively. The Company also receives a small amount of rental income related to the sublease of an office space for which both the sublease and the Company’s obligation under the original lease expire November 2010. Rental income received on these leases for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $5.9 million, $5.7 million and $4.0 million, respectively.

Fiscal Year	Annual Rental
(In thousands)

2010	$6,151
2011	6,321
2012	6,452
2013	6,586
2014	6,725
Thereafter	16,740

$48,975

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of the Company’s deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which it operates, estimates of future taxable income and the character of such taxable income. Based on the Company’s estimate of future earnings and its favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Additionally, judgment must be made as to certain tax positions which may not be fully sustained upon review by tax

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorities. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of operations and the Company’s effective tax rate. Valuation allowances are recorded related to deferred tax assets based on “more likely than not” criteria. Management has not made any significant changes to the way the Company accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.

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

Reserves for Insurance Losses

The nature of the Company’s business exposes it to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which the Company carries no insurance. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed. The Company currently maintains a general liability policy and excess liability policy for all U.S. corrections operations with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. The Company’s wholly owned subsidiary, GEO Care, Inc., is insured under their own program for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. The Company is uninsured for any claims in excess of these limits. For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. The Company also maintains insurance to cover property and other casualty risks including workers’ compensation, environmental liability and automobile liability.

With respect to its operations in South Africa, United Kingdom and Australia, the Company utilizes a combination of locally-procured insurance and global policies to meet contractual insurance requirements and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protect the Company. The Company’s Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract.

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

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $27.2 million and $25.5 million as of January 3, 2010 and December 28, 2008, respectively. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company’s estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including the Company’s ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate its exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control claims experience. If actual losses related to insurance claims significantly differ from estimates, the Company’s financial condition, results of operations and cash flows could be materially impacted.

Debt Issuance Costs

Debt issuance costs totaling $17.9 million and $9.6 million at January 3, 2010, and December 28, 2008, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

Comprehensive Income

The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, net unrealized loss on derivative instruments, and pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Concentration of Credit Risk

At times the Company may have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, a direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The positive (negative) impact of foreign currency fluctuation is included in shareholders’ equity as a component of accumulated other comprehensive income, net of income tax, and totaled $10.7 million, $(10.7) million and $2.9 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The cumulative income (loss) on foreign currency translation recorded as a component of shareholders’ equity as of January 3, 2010 and December 28, 2008 was $4.8 million and ($5.8) million, respectively.

Derivatives

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value and records derivatives as either assets or liabilities on the balance sheet. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

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

Stock-Based Compensation Expense

The Company recognizes the cost of stock based compensation awards based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2009, 2008 and 2007, respectively:

	2009	2008	2007

Risk free interest rates	2.00%	2.87%	4.80%
Expected term	4-5years	4-5years	4-5years
Expected volatility	41%	41%	40%
Expected dividend	—	—	—

Expected volatilities are based on the historical and implied volatility of the Company’s common stock. The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. The risk-free rate is based on the rate for five year U.S. Treasury Bonds, which is consistent with the expected term of the awards. See Note 3.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Effective in July 2009, any changes to the source of authoritative U.S. GAAP promulgated by the Financial Accounting Standards Board (“FASB”) are communicated through Accounting Standards Updates (“ASU”). ASU’s are published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB ASC (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). FASB ASU’s are also issued for amendments to the SEC content in the FASB ASC as well as for editorial changes.

The Company implemented the following accounting standards in the fiscal year ended January 3, 2010:

In December 2007, the FASB issued new guidance for the accounting of business combinations. This updated guidance clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value at the acquisition date if it can be determined during the measurement period. If the acquisition-date fair value of an asset or liability cannot be determined during the measurement period, the asset or liability will only be recognized at the acquisition date if it is both probable that an asset existed or liability has been incurred at the acquisition date, and if the amount of the asset or liability can be reasonably estimated. This requirement became effective for the Company as of December 29, 2008, the first day of its fiscal year. Additionally, this guidance, applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and pre-acquisition contingencies. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued guidance relative to goodwill and other intangible assets which amends the factors that must be considered when developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. This amendment requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This statement is effective for financial statements in fiscal years beginning after December 15, 2008 and as such, became effective for the Company on December 29, 2008. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued guidance to companies relative to disclosures about its derivative and hedging activities which requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and as such, became effective for the Company on December 29, 2008. The impact from the adoption of this change did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In August 2009, the FASB issued ASU No. 2009-5, which amends guidance relative to fair value measurements and disclosures to provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles set forth in this topic, such as a present value technique. This revised guidance was effective for the Company’s first reporting period after August 2009, which for the Company was September 28, 2009. The adoption of ASU No. 2009-5 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In addition to these standards, the Company also adopted standards as discussed in Note 1 and Note 20.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following accounting standards have implementation dates subsequent to the fiscal year ended January 3, 2010 and as such, have not yet been adopted by the Company:

In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will become effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, previously known as FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). ASU No. 2009-17 amends the manner in which entities evaluate whether consolidation is required for VIEs. The consolidation requirements under the revised guidance require a company to consolidate a VIE if the entity has all three of the following characteristics (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity (iii) the right to receive the expected residual returns of the legal entity. Further, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. As a result of adoption, which becomes effective for interim and annual periods beginning after November 15, 2009, companies are required to enhance disclosures about how their involvement with a VIE affects its financial statements and exposure to risks. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Acquisition

On September 30, 2009, the Company’s wholly-owned mental health subsidiary, GEO Care, Inc. (“GEO Care”), acquired Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services. Just Care manages the 354-bed Columbia Regional Care Center located in Columbia, South Carolina. This facility houses medical and mental health residents for the State of South Carolina and the State of Georgia as well as special needs detainees under custody of the U.S. Marshals Service and U.S. Immigration and Customs Enforcement. This facility is operated by Just Care under a long-term lease with the State of South Carolina. The Company paid $38.4 million, net cash acquired, which was funded by available borrowings from the revolving loan portion (the “Revolver”) of the Company’s Third Amended and restated Credit Agreement (the “Senior Credit Facility”). The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values, with the excess purchase price recorded as goodwill,none of which is deductible for Federal Income Tax purposes. The allocation of the purchase price is summarized below:

Current assets, net of cash acquired	$3,774
Property and equipment	15,781
Facility management contracts	6,600
Goodwill	17,729
Deferred tax asset	286
Other non-current assets	69

Total assets acquired	$44,239

Current liabilities	$(4,699)
Deferred tax liability	(731)
Non current liabilities	(423)

Total liabilities assumed	$(5,853)

Net assets acquired	$38,386

In connection with its purchase of Just Care, the Company recorded certain assets and liabilities based on information available up through February 22, 2010, the date these financial statements were issued. The Company expects that additional information about facts and circumstances surrounding the fair value of certain of these assets and liabilities will be finalized during 2010. As a result, the provisional amounts recorded may be adjusted retrospectively to reflect the new information about facts and circumstances existing at the acquisition date that would have affected amounts recognized in goodwill. The Company does not expect these adjustments, if required, will have a material impact on its results of operations or financial position.

3.	Equity Incentive Plans

The Company had awards outstanding under four equity compensation plans at January 3, 2010: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. On June 26, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 163,000 restricted stock awards to certain employees. Additionally, on October 28, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 439,500 stock option awards. As of January 3, 2010, the Company had 553,044 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 236,344 were available for the issuance of awards other than stock options.

Except for 846,656 shares of restricted stock issued under the 2006 Plan as of January 3, 2010, all of the awards previously issued under the Company Plans consisted of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan.

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

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Options outstanding at December 28, 2008	2,808	$8.03	4.60	$29,751
Granted	448	21.00
Exercised	(372)	3.92
Forfeited/Canceled	(77)	21.86

Options outstanding at January 3, 2010	2,807	$10.26	4.80	$32,592

Options exercisable at January 3, 2010	2,211	$7.62	3.67	$31,538

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2009 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on January 3, 2010. This amount changes based on the fair value of the company’s stock. The total intrinsic value of options exercised during the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007 was $6.2 million, $2.9 million, and $6.2 million respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at January 3, 2010:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

2.63 — 2.81	6,000	0.3	$2.63	6,000	$2.63
3.10 — 3.10	367,500	1.1	3.10	367,500	3.10
3.17 — 3.98	149,892	3.0	3.20	149,892	3.20
4.67 — 4.90	415,638	3.3	4.67	415,638	4.67
5.13 — 5.13	567,000	2.1	5.13	567,000	5.13
5.30 — 7.70	233,627	4.6	6.94	230,669	6.93
7.83 — 20.63	335,800	6.9	15.32	188,200	14.03
21.07 — 21.56	728,500	8.1	21.27	284,900	21.37
21.64 — 28.24	3,000	7.5	21.66	1,400	21.65

Total	2,806,957	4.8	$10.26	2,211,199	$7.62

For the years ended January 3, 2010 and December 28, 2008 and December 30, 2007, the amount of stock-based compensation expense related to stock options was $1.8 million, $1.5 million and $0.9 million, respectively. The weighted average grant date fair value of options granted during the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $7.41, $6.58 and $8.73 per share, respectively.

The following table summarizes the status of the Company’s non-vested shares as of January 3, 2010 and changes during the fiscal year ending January 3, 2010:

		Wtd. Avg. Grant
	Number of Shares	Date Fair Value

Options non-vested at December 28, 2008	426,716	$7.58
Granted	447,500	7.41
Vested	(234,058)	7.54
Forfeited	(44,400)	8.61

Options non-vested at January 3, 2010	595,758	$7.39

As of January 3, 2010, the Company had $3.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, was $1.8 million, $1.2 million, and $1.2 million respectively. Proceeds received from stock options exercises for 2009, 2008 and 2007 was $1.5 million, $0.8 million and $1.2 million, respectively. Tax benefits realized from tax deductions associated with option exercises and restricted stock activity for 2009, 2008 and 2007 totaled $0.6 million, $0.8 million and $3.1 million, respectively.

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

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock outstanding at December 28, 2008	425,684	$19.54
Granted	168,000	18.66
Vested	(176,597)	18.27
Forfeited/Canceled	(33,987)	20.45

Restricted stock outstanding at January 3, 2010	383,100	$19.66

During the fiscal year ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recognized $3.5 million, $3.0 million and $2.5 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of January 3, 2010, the Company had $5.2 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.4 years.

4.	Discontinued Operations

The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. The Company presents such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the fiscal year 2008, the Company discontinued operations at certain of its domestic and international subsidiaries. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all periods presented.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the revenues related to discontinued operations for the periods presented (in thousands):

	2009	2008	2007
	(In thousands)

Revenues — International services	$—	$1,806	$2,326
Revenues — U.S. corrections	210	43,784	42,617
Revenues — GEO Care	—	1,806	4,546

5.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2009	2008
	(Years)	(In thousands)

Land	—	$60,331	$49,686
Buildings and improvements	2 to 40	797,185	765,103
Leasehold improvements	1 to 29	95,696	68,845
Equipment	3 to 10	63,382	55,007
Furniture and fixtures	3 to 7	11,731	9,033
Facility construction in progress		129,956	56,574

		$1,158,281	$1,004,248
Less accumulated depreciation and amortization		(159,721)	(125,632)

		$998,560	$878,616

The Company’s construction in progress primarily consists of development costs associated with the Facility construction and design segment for contracts with various federal, state and local agencies for which we have management contracts. Interest capitalized in property and equipment was $4.9 million and $4.3 million for the fiscal years ended January 3, 2010 and December 28, 2008, respectively.

Depreciation expense was $36.3 million, $31.9 million and $29.8 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

At both January 3, 2010 and December 28, 2008, the Company had $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.6 million related to equipment and $0.1 million related to leasehold improvements. Capital leases are recorded net of accumulated amortization of $3.9 million and $3.1 million, at January 3, 2010 and December 28, 2008, respectively. Depreciation expense related to capital leases for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $0.8 million, $0.9 million and $1.0 million, respectively and is included in Depreciation and Amortization in the accompanying statements of income.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Assets Held for Sale

The Company records its assets held for sale at the lower of cost or estimated fair value. The Company estimates fair value by using third party appraisers or other valuation techniques. As of January 3, 2010 and December 28, 2008, the Company’s assets held for sale consisted of the following:

Fiscal Year	Carrying Value
(In thousands)

Buildings and improvements	$3,083
Land	1,265

Assets held for sale	$4,348

The Company’s assets held for sale consist of two assets. On March 17, 2008, the Company purchased its former Coke County Juvenile Justice Center (the “Center”) at a cost of $3.1 million. In October 2008, the Company established a formal plan to sell the asset and began active discussions with certain parties interested in purchasing the Center. The Company has identified a buyer and expects to sell the facility in 2010 however, this sale is subject to the buyer obtaining financing. If the buyer is unable to obtain financing, the Company will need to locate another buyer for the Center. There can be no assurance that the prospective buyer can obtain the financing, no assurance that the Company will be able to locate another buyer in the event that this buyer is not able to obtain the financing and no assurance that the Center will be sold for its carrying value of $3.1 million. Secondly, in conjunction with the acquisition of CSC, the Company acquired land associated with a program that had been discontinued by CSC in October 2003. The carrying value of the land is $1.3 million. These assets are included within the segment assets of U.S. Corrections and are recorded at their net realizable value of $4.3 million at January 3, 2010. Since these assets are held for sale, no depreciation has been recorded during the fiscal year ended January 3, 2010.

7.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment
(In thousands)

2010	$7,475
2011	7,503
2012	7,538
2013	7,726
2014	7,882
Thereafter	19,436

Total minimum obligation	$57,560
Less unearned interest income	(16,641)
Less current portion of direct finance lease	(3,757)

Investment in direct finance lease	$37,162

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Derivative Financial Instruments

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

In November 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $75.0 million of the Notes into variable rate obligations. Each of the swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.24% and 4.29%, also calculated on the notional $75.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Effective January 6, 2010, the Company executed a fourth swap agreement in the notional amount of $25.0 million (See Note 20). There was no material ineffectiveness of these interest rate swaps for the fiscal year ended January 3, 2010.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $1.2 million, ($3.5) million and $1.3 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The total value of the swap asset as of January 3, 2010 and December 28, 2008 was $2.0 million and $0.2 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

During the fiscal year ended January 3, 2010, the Company received proceeds of $1.7 million for the settlement of an aggregate notional amount of $50.0 million of interest rate swaps related to its 8 1/4% Senior Notes due 2013 (“8 1/4% Senior Notes”). The lenders to these swap agreements elected to prepay their obligations at the call option price which equaled the fair value at the respective call dates.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances for 2009 were as follows (in thousands):

	Balance as of	Goodwill Resulting	Foreign	Balance as of
	December 28,	from Business	Currency	January 3,
	2008	Combination	Translation	2010

U.S. corrections	$21,692	$—	$—	$21,692
International services	510	—	159	669
GEO Care	—	17,729	—	17,729

Total Segments	$22,202	$17,729	$159	$40,090

Intangible assets consisted of the following (in thousands):

	Useful Life		International
	in Years	U.S. Corrections	Services	GEO Care	Total

Facility management contracts	7-17	$14,450	$1,875	$—	$16,325
Covanents not to compete	4	1,470	—	—	1,470

Gross carrying value of December 28, 2008		$15,920	$1,875	$—	$17,795

Facility management contracts acquired	1-13	—		6,600	6,600
Foreign currency translation		—	593	—	593

Gross carrying value as of January 3, 2010		15,920	2,468	6,600	24,988
Accumulated amortization expense		(7,026)	(157)	(226)	(7,409)

Net carrying value at January 3, 2010		8,894	2,311	6,374	17,579

Amortization expense was $2.0 million, $1.8 million and $2.2 million for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively and primarily related to the U.S. corrections amortization of intangible assets for acquired management contracts. The Company’s weighted average useful life related to the acquired facility management contracts is 12.46 years.

Estimated amortization expense for fiscal year 2010 through fiscal year 2014 and thereafter are as follows (in thousands):

		International
	U.S. Corrections -	Services -	GEO Care -
	Expense	Expense	Expense	Total Expense
Fiscal Year	Amortization	Amortization	Amortization	Amortization

2010	$1,335	$135	$901	$2,371
2011	1,335	135	847	2,317
2012	1,217	135	799	2,151
2013	606	135	566	1,307
2014	606	135	427	1,168
Thereafter	3,795	1,636	2,834	8,265

	$8,894	$2,311	$6,374	$17,579

10.	Fair Value of Assets and Liabilities

The Company is required to measure certain of its financial assets and liabilities at fair value on a recurring basis. The Company does not have any financial assets and liabilities which it carries and measures

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value using Level 1 techniques, as defined above. The investments included in the Company’s Level 2 fair value measurements consist of an interest rate swap held by our Australian subsidiary and also an investment in Canadian dollar denominated fixed income securities. The Company does not have any Level 3 financial assets or liabilities upon which the value is based on unobservable inputs reflecting the Company’s assumptions.

The following table provides a summary of the Company’s significant financial assets (there are no such liabilities for any period presented) carried at fair value and measured on a recurring basis as of January 3, 2010 (in thousands):

		Fair Value Measurements at January 3, 2010
	Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Interest rate swap derivative assets	$2,020	$—	$2,020	$—
Investments other than derivatives	1,527	—	1,527	—
Liabilities:
Interest rate swap derivative liabilities	$1,887	$—	$1,887	$—

11.	Financial Instruments

The Company balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values at January 3, 2010:

	January 3, 2010
	Carrying	Estimated
	Value	Fair Value

Assets:
Cash and cash equivalents	$33,856	$33,856
Restricted cash	34,068	34,068
Liabilities:
Borrowings under the Senior Credit Facility	$212,963	$203,769
7 3/4% Senior Notes	250,000	255,000
Non-recourse debt	113,724	113,360

The fair values of the Company’s Cash and cash equivalents and Restricted cash approximate the carrying values of these assets at January 3, 2010. The fair values of publicly traded debt and other non-recourse debt are based on market prices, where available. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the company’s borrowing rate, the undrawn spread and similar trades.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	2009	2008

Accrued interest	$5,913	$8,539
Accrued bonus	8,567	7,838
Accrued insurance	30,661	30,261
Accrued taxes	5,219	8,783
Construction retainage	8,250	7,866
Other	22,149	19,155

Total	$80,759	$82,442

13.	Debt

Debt consisted of the following (dollars in thousands):

	2009	2008

Capital Lease Obligations	$15,124	$15,800
Senior Credit Facility:
Term loan B	154,963	158,613
Revolver	58,000	74,000

Total Senior Credit Facility	$212,963	$232,613
8 1/4% Senior Notes:
Notes Due in 2013	—	150,000
Discount on Notes	—	(2,553)
Swap on Notes	—	2,010

Total 8 1/4% Senior Notes	$—	$149,457
7 3/4% Senior Notes
Notes Due in 2017	250,000	—
Discount on Notes	(3,566)	—
Swap on Notes	(1,887)	—

Total 7 3/4% Senior Notes	$244,547	$—
Non Recourse Debt :
Non recourse debt	$113,724	$116,505
Discount on non recourse debt	(1,692)	(2,298)

Total non recourse debt	112,032	114,207
Other debt	28	56

Total debt	$584,694	$512,133

Current portion of capital lease obligations, long-term debt and non-recourse debt	(19,624)	(17,925)
Capital lease obligations, long term portion	(14,419)	(15,126)
Non recourse debt	(96,791)	(100,634)

Long term debt	$453,860	$378,448

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility

On October 5, 2009, on October 15, 2009, and again on December 4, 2009, the Company completed amendments to the Senior Credit Facility through the execution of Amendment Nos. 5, 6, and 7, respectively, to the Amended and Restated Credit Agreement (“Amendment No. 5” , “Amendment No. 6”, and/ or “Amendment No. 7”) between the Company, as Borrower, certain of its subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent. Amendment No. 5 to the Credit Agreement, among other things, effectively permitted the Company to issue up to $300.0 million of unsecured debt without having to repay outstanding borrowings on our Senior Credit Facility. Amendment No. 6 to the Credit Agreement, among other things, modified the aggregate size of the Revolver from $240.0 million to $330.0 million, extended the maturity of the Revolver to 2012, modified the permitted maximum total leverage and maximum senior secured leverage financial ratios and eliminated the annual capital expenditures limitation. With the execution of Amendment No. 6, the Senior Credit Facility is now comprised of a $155.0 million Term Loan B bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $330.0 million Revolver which currently bears interest at LIBOR plus 3.25% and matures in September 2012. Also, upon the execution of Amendment No. 6, we have the ability to increase our borrowing capacity under the Senior Credit Facility by another $200.0 million subject to lender demand, market conditions and existing borrowings. Amendment No. 7 to the Credit Agreement made several technical revisions to certain definitions therein.

As of January 3, 2010, the Company had $155.0 million outstanding under the Term Loan B, and the Company’s $330.0 million Revolver had $58.0 million outstanding in loans, $47.5 million outstanding in letters of credit, and as of November 30, 2009, we had the ability to borrow approximately $217 million from the excess capacity on the Revolver after considering our debt covenants. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes. The weighted average interest rates on outstanding borrowings under the Senior Credit Facility as of January 3, 2010 and December 28, 2008 were 2.62% and 3.24%, respectively.

Indebtedness under the Revolver bears interest in each of the instances below at the stated rate:

Interest Rate under the Revolver

LIBOR borrowings	LIBOR plus 2.75% to 3.50%.
Base rate borrowings	Prime Rate plus 1.75% to 2.50%.
Letters of credit	2.75% to 3.50%.
Unused Revolver	0.50% to 0.75%.

In the fiscal year ended January 3, 2010, the Company capitalized $5.5 million of debt issuance costs related to the amendments discussed above which will be amortized over the remaining term of the Revolver.

The Company is required to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio

Through the penultimate day of fiscal year 2010	≤ 4.00 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤ 3.75 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤ 3.25 to 1.00
Thereafter	≤ 3.00 to 1.00

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement also requires the Company to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio

Through the penultimate day of fiscal year 2011	≤ 3.00 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤ 2.50 to 1.00
From the last day of the fiscal year 2012 through the penultimate day of fiscal year 2013	≤ 2.25 to 1.00
Thereafter	≤ 2.00 to 1.00

The foregoing covenants replace the corresponding covenants previously included in the Credit Agreement.

All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of January 3, 2010.

8 1/4% Senior Notes

On October 5, 2009, the Company announced the commencement of a cash tender offer for its $150.0 million aggregate principal amount of 8 1/4% Senior Notes. Holders who validly tendered their 8 1/4% Senior Notes before the early tender date, which expired at 5:00 p.m. Eastern Standard time on October 19, 2009, received a 103% cash payment for their note which included an early tender premium of 3%. Holders who tendered their notes after the early tender date, but before the expiration date of 11:59 p.m., Eastern Standard time on November 2, 2009 (“Early Expiration Date”), received 100% cash payment for their note. Holders of the 8 1/4% Senior Notes accepted for purchase received accrued and unpaid interest up to, but not including, the applicable payment date. Valid early tenders received by the Company represented $130.2 million aggregate principal amount of the 8 1/4% Senior Notes which was 86.8% of the outstanding principal balance. The Company settled these notes on October 20, 2009 by paying $136.9 million to the trustee. Also on October 20, 2009, GEO announced the call for redemption for all notes not tendered by the Expiration Date. The Company financed the tender offer and redemption with a portion of the net cash proceeds from its offering of $250.0 million aggregate principal 7 3/4% Senior Notes, which closed on October 20, 2009. As of November 19, 2009, all of the 8 1/4% Senior Notes had been redeemed. As a result of the tender offer and redemption, the Company incurred a loss of $6.8 million related to the tender premium and deferred costs associated with the 8 1/4% Senior Notes.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7 3/4% Senior Notes

On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolver.

The 7 3/4% Senior Notes and the guarantees will be unsecured, unsubordinated obligations of The GEO Group Inc., and the guarantors and will rank as follows: pari passu with any unsecured, unsubordinated indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of the Company’s subsidiaries that are not guarantors. After October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage

2013	103.875%
2014	101.938%
2015 and thereafter	100.000%

Before October 15, 2013, the Company may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium described under “Description of Notes — Optional Redemption” together with accrued and unpaid interest. In addition, at any time prior to October 15, 2012, the Company may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company’s and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than CSC of Tacoma, LLC, GEO International Holdings, Inc., certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 3, 2010.

Non-Recourse Debt

South Texas Detention Complex:

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas, acquired in November 2005 from Correctional

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.11% and 5.07%. Additionally, the Company is owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operation of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of January 3, 2010 and December 28, 2008 was $27.2 million and $27.9 million, respectively and is included in property and equipment in the accompanying balance sheets.

On February 2, 2009, STLDC made a payment from its restricted cash account of $4.4 million for the current portion of its periodic debt service requirement in relation to the STLDC bond indenture. As of January 3, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $36.7 million, of which $4.6 million is due within the next twelve months. Also, as of January 3, 2010, included in current restricted cash and non-current restricted cash is $6.2 million and $8.2 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC of Tacoma LLC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.20% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2009, CSC of Tacoma LLC made a payment from its restricted cash account of

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.7 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of January 3, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is classified as current in the accompanying balance sheet.

As of January 3, 2010, included in current restricted cash and non-current restricted cash is $7.1 million and $2.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.4 million and $38.1 million at January 3, 2010 and December 28, 2008, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at January 3, 2010, was $4.5 million. This amount is included in restricted cash and the annual maturities of the future debt obligation is included in non-recourse debt.

Debt repayment schedules under capital lease obligations, long-term debt and non-recourse debt are as follows:

	Capital	Long -Term	Non-		Term	Total Annual
Fiscal Year	Leases	Debt	Recourse	Revolver	Loan	Repayment
	(In thousands)

2010	$1,930	$28	$15,241	$—	$3,650	$20,849
2011	1,933		15,975	—	3,650	21,558
2012	1,933	—	16,722	58,000	3,650	80,305
2013	1,933	—	17,600	—	144,013	163,546
2014	1,935		18,530	—	—	20,465
Thereafter	14,773	250,000	29,656	—	—	294,429

	$24,437	$250,028	$113,724	$58,000	$154,963	$601,152

Original issuer’s discount	—	(3,566)	(1,692)	—	—	(5,258)
Current portion	(705)	(28)	(15,241)	—	(3,650)	(19,624)
Interest imputed on Capital Leases	(9,313)	—	—	—	—	(9,313)
Interest rate swap	—	(1,887)	—	—	—	(1,887)

Non-current portion	$14,419	$244,547	$96,791	$58,000	$151,313	$565,070

Guarantees

In connection with the creation SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.2 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.

The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.7 million, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under this guarantee, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations relative to this guarantee expire upon SACS’ fulfillment of its contractual obligations.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million, commencing in 2017. The Company has a liability of $1.5 million and $1.3 million related to this exposure as of January 3, 2010 and December 28, 2008, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.

At January 3, 2010, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.9 million. The Company does not have any off balance sheet arrangements other than those previously disclosed.

14.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2010 and 2028. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)

2010	$18,041
2011	17,618
2012	14,364
2013	10,916
2014	7,585
Thereafter	65,936

$134,460

The Company’s corporate offices are located in Boca Raton, Florida, under a 10 1/2 -year lease which was renewed in October 2007. The current lease has two 5-year renewal options and expires in March 2018. In addition, The Company leases office space for its regional offices in Charlotte, North Carolina; New Braunfels, Texas; and Carlsbad, California. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, respectively. These rental commitments are included in the table above. Certain of these leases contain escalation clauses and as such, the Company has recognized the rental expense on a straight-line basis related to those leases. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $18.7 million, $18.5 million and $15.2 million for fiscal years 2009, 2008 and 2007, respectively.

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

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $16.2 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

During the fourth fiscal quarter of 2009, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposes to disallow a deduction that the Company realized during the 2005 tax year. The Company has appealed this proposed disallowed deduction with the IRS’s appeals division and believes it has valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collective Bargaining Agreements

The Company had approximately 19% of its workforce covered by collective bargaining agreements at January 3, 2010. Collective bargaining agreements with four percent of employees are set to expire in less than one year.

Contract Terminations

Effective June 15, 2009, the Company’s management contract with Fort Worth Community Corrections Facility located in Fort Worth, Texas was assigned to another party. Prior to this termination, the Company leased this facility (lease was due to expire August 2009) and the customer was the Texas Department of Criminal Justice (“TDCJ”).

On September 8, 2009, the Company exercised its contractual right to terminate its contracts for the operation and management of the Newton County Correctional Center (“Newton County”) located in Newton, Texas and the Jefferson County Downtown Jail (“Jefferson County”) located in Beaumont, Texas. The Company managed Newton County and Jefferson County until the contracts terminated effective on November 2, 2009 and November 9, 2009, respectively.

In October 2009, the Company received a 60-day notice from the California Department of Corrections and Rehabilitation (“CDCR”) of its intent to terminate the management contract between the Company and the CDCR for the management of its company-owned McFarland Community Correctional Facility.

The Company does not expect that the termination of these contracts will have a material adverse impact, individually or in aggregate, on its financial condition, results of operations or cash flows.

Commitments

As of January 3, 2010, the Company was in the process of constructing or expanding three facilities representing 4,325 total beds. The Company is providing the financing for two of the three facilities, representing 2,325 beds. Remaining capital expenditures related to these and other projects are expected to be $37.7 million through 2010. The financing for the 2,000-bed facility is being provided for by a third party for state ownership. GEO is managing the construction of this project with total construction costs of $113.8 million, of which $90.2 million has been completed through 2009, and $23.6 million of which remains to be completed through the first quarter of 2011.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Shareholders’ Equity

Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 as follows (in thousands, except per share data):

Fiscal Year	2009	2008	2007
	(In thousands, except per share data)

Income from continuing operations	$66,300	$61,453	$38,089
Basic earnings per share:
Weighted average shares outstanding	50,879	50,539	47,727

Per share amount	$1.30	$1.22	$0.80

Diluted earnings per share:
Weighted average shares outstanding	50,879	50,539	47,727
Effect of dilutive securities:
Employee and director stock options and restricted stock	$1,043	$1,291	$1,465

Weighted average shares assuming dilution	51,922	51,830	49,192

Per share amount	$1.28	$1.19	$0.77

For the fiscal year ended January 3, 2010, 69,492 weighted average shares of stock underlying options and 107 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the fiscal year December 28, 2008, 372,725 weighted average shares of stock underlying options and 8,986 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the fiscal year December 30, 2007, no shares of stock underlying options or shares of restricted stock were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Retirement and Deferred Compensation Plans

The Company has two noncontributory defined benefit pension plans covering certain of the Company’s executives. Retirement benefits are based on years of service, employees’ average compensation for the last five years prior to retirement and social security benefits. Currently, the plans are not funded. The Company purchased and is the beneficiary of life insurance policies for certain participants enrolled in the plans. There were no significant transactions between the employer or related parties and the plan during the periods presented.

The Company’s former Chief Financial Officer, John G. O’Rourke retired in August 2009. As a result of his retirement, the Company paid $3.2 million, representing 100% of the discounted value of the benefit as of his retirement date and including a gross up of $1.2 million for certain taxes as specified in the agreement. Including the benefits paid to Mr. O’Rourke in August 2009, the Company paid a total of $3.3 million in the fiscal year ended January 3, 2010 related to its defined benefit pension plans.

As of January 3, 2010, the Company had non-qualified deferred compensation agreements with two key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of January 3, 2010, both executives had reached age 55 and are eligible to receive the payments upon retirement.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the periods presented attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The Company’s liability relative to its pension plans and retirement agreements was $16.2 million and $19.3 million as of January 3, 2010 and December 28, 2008 and is included in Other Non-Current liabilities in the accompanying balance sheets. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	2009	2008

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$19,320	$17,938
Service Cost	563	530
Interest Cost	717	654
Plan Amendments	—	—
Actuarial (Gain) Loss	(1,047)	246
Benefits Paid	(3,347)	(48)

Projected Benefit Obligation, End of Year	$16,206	$19,320

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	3,347	48
Benefits Paid	(3,347)	(48)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(16,206)	$(19,320)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	41	82
Net Loss	1,014	2,551

Total Pension Cost	$1,055	$2,633

	Fiscal 2009	Fiscal 2008

Components of Net Periodic Benefit Cost
Service Cost	$563	$530
Interest Cost	717	654
Amortization of:
Prior Service Cost	41	41
Net Loss	249	249
Settlements	241	—

Net Periodic Pension Cost	$1,811	$1,474

Weighted Average Assumptions for Expense
Discount Rate	5.75%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.50%	5.50%

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount included in other accumulated comprehensive income as of January 3, 2010 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2010 is $0.1 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Pension
Fiscal Year	Benefits
(In thousands)

2010	$10,223
2011	166
2012	240
2013	237
2014	306
Thereafter	5,034

$16,206

The Company also maintains the GEO Group Inc., Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. Effective December 18, 2009, the Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust will not be available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. On December 28, 2009, the Company transferred $2.9 million in cash to the trust which is reflected as restricted cash in the accompanying balance sheet as of January 3, 2010. All future employee and employer contributions relative to the Deferred Compensation Plan will be made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.1 million, $0.1 million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively. The liability for this plan at January 3, 2010 and December 28, 2008 was $4.7 million and $4.0 million, respectively.

17.	Business Segment and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: U.S. corrections segment; International services segment; GEO Care segment; and Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., comprises privatized mental health and residential treatment services business, all of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility construction and design segment are offset by a similar amount of liabilities and expenses. Disclosures for business segments are as follows (in thousands).

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segment information presented in the prior periods has been reclassified to conform to the current presentation:

Fiscal Year	2009	2008	2007
	(In thousands)

Revenues:
U.S. corrections	$784,066	$711,038	$629,339
International services	137,171	128,672	127,991
GEO Care	121,818	117,399	110,165
Facility construction and design	98,035	85,897	108,804

Total revenues	$1,141,090	$1,043,006	$976,299

Depreciation and amortization:
U.S. corrections	$35,955	$34,010	$30,401
International services	1,448	1,556	1,351
GEO Care	1,903	1,840	1,466
Facility construction and design	—	—	—

Total depreciation and amortization	$39,306	$37,406	$33,218

Operating Income (loss):
U.S. corrections	$182,820	$160,065	$134,321
International services	7,759	10,131	10,381
GEO Care	13,468	12,419	10,142
Facility construction and design	381	326	(266)

Operating income from segments	204,428	182,941	154,578
General and Administrative Expenses	(69,240)	(69,151)	(64,492)

Total operating income	$135,188	$113,790	$90,086

	2009	2008

Segment assets:
U.S. corrections	$1,145,571	$1,093,880
International services	95,659	69,937
GEO Care	107,908	21,169
Facility construction and design	13,736	10,286

Total segment assets	$1,362,874	$1,195,272

Fiscal year 2009 U.S. corrections segment operating income includes the $1.7 million increase in the Company’s insurance reserve compared to $2.7 million increase in fiscal year 2008 and a $0.9 million reduction in 2007.

The increase in operating income in the U.S. corrections segment over each of the fiscal years ended 2009, 2008 and 2007 is attributable to new facilities and expansions of existing facilities. The decrease in operating revenues over those same periods in the International services segment was due to overall unfavorable foreign exchange currency fluctuations as well as significant start up costs incurred to transition new management contracts. The increase in the operating revenues in the GEO Care segment was related to

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2009 acquisition of Just Care, Inc., in 2009 and increases in population and capacity at other facilities during 2008 and 2009.

Assets in the Company’s Facility construction and design segment are primarily made up of accounts receivable, which includes trade receivables and construction retainage receivable. Accounts receivable balances were $13.7 million and $10.3 million as of January 3, 2010 and December 28, 2008, respectively.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

Fiscal Year Ended	2009	2008	2007
	(In thousands)

Operating income from segments	$204,428	$182,941	$154,578
Unallocated amounts:
General and administrative expense	(69,240)	(69,151)	(64,492)
Net interest expense	(23,575)	(23,157)	(27,305)
Costs related to early extinguishment of debt	(6,839)	—	(4,794)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$104,774	$90,633	$57,987

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of January 3, 2010 and December 28, 2008, respectively.

	2009	2008

Reportable segment assets	$1,362,874	$1,195,272
Cash	33,856	31,655
Deferred income tax	17,020	21,757
Restricted cash	34,068	32,697
Assets of discontinued operations	—	7,240

Total assets	$1,447,818	$1,288,621

Geographic Information

The Company’s international operations are conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities, two police custody centers and also provides comprehensive healthcare services to eight government-operated prisons; (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company manages two facilities including the Campsfield House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year	2009	2008	2007
	(In thousands)

Revenues:
U.S. operations	$1,003,919	$914,334	$848,308
Australia operations	103,197	101,995	97,116
South African operations	16,843	15,316	15,915
United Kingdom	17,131	11,361	14,960

Total revenues	$1,141,090	$1,043,006	$976,299

Long-lived assets:
U.S. operations	$994,328	$875,703	$779,905
Australia operations	2,887	2,000	2,187
South African operations	447	492	590
United Kingdom	899	421	681

Total long-lived assets	$998,560	$878,616	$783,363

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from the management of GEO Care facilities and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2009	2008	2007
	(In thousands)

Revenues:
Correction and detention	$921,237	$839,710	$757,330
GEO Care	121,818	117,399	110,165
Facility construction and design	98,035	85,897	108,804

Total revenues	$1,141,090	$1,043,006	$976,299

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2009, 2008 and 2007 include one of the joint ventures in South Africa, SACS. This entity is accounted for under the equity method and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial data for SACS is as follows:

Fiscal Year	2009	2008	2007
	(In thousands)

Statement of Operations Data
Revenues	$37,736	$35,558	$36,720
Operating income	14,958	13,688	14,976
Net income	7,034	9,247	4,240
Balance Sheet Data
Current assets	33,808	18,421	21,608
Noncurrent assets	47,453	37,722	53,816
Current liabilities	2,888	2,245	6,120
Non-current liabilities	53,877	41,321	62,401
Shareholders’ equity	24,496	12,577	6,903

As of January 3, 2010 and December 28, 2008, the Company’s investment in SACS was $12.2 million and $6.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2009	2008	2007

Various agencies of the U.S. Federal Government	31%	28%	27%
Various agencies of the State of Florida	16%	17%	16%

Credit risk related to accounts receivable is reflective of the related revenues.

18.	Income Taxes

The United States and foreign components of income (loss) before income taxes and equity income from affiliates are as follows:

	2009	2008	2007
	(In thousands)

Income (loss) before income taxes, equity earnings in affiliates, and discontinued operations
United States	$96,651	$78,542	$45,875
Foreign	8,123	12,091	12,112

	104,774	90,633	57,987

Discontinued operations:
Income (loss) from operation of discontinued business	(562)	(2,316)	6,066

Total	$104,212	$88,317	$64,053

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes on income (loss) consist of the following components:

	2009	2008	2007
	(In thousands)

Federal income taxes:
Current	$24,443	$24,164	$19,211
Deferred	10,734	2,621	(4,546)

	35,177	26,785	14,665

State income taxes:
Current	2,889	2,626	3,579
Deferred	310	(558)	(399)

	3,199	2,068	3,180

Foreign:
Current	4,649	4,357	4,336
Deferred	(1,034)	593	(132)

	3,615	4,950	4,204

Total U.S. and foreign	41,991	33,803	22,049

Discontinued operations:
Taxes (benefit) from operations of discontinued business	(216)	236	2,310

Total	$41,775	$34,039	$24,359

A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2009	2008	2007
	(In thousands)

Continuing operations:
Provisions using statutory federal income tax rate	$36,671	$31,722	$20,295
State income taxes, net of federal tax benefit	2,949	2,635	1,965
Other, net	2,371	(554)	(211)

Total continuing operations	41,991	33,803	22,049

Discontinued operations:
Taxes (benefit) from operations of discontinued business	(216)	236	2,310

Provision (benefit) for income taxes	$41,775	$34,039	$24,359

The components of the net current deferred income tax asset as of January 3, 2010 are as follows:

	2009	2008
	(In thousands)

Accrued liabilities	$11,938	$11,847
Accrued compensation	4,438	4,658
Other, net	644	835

Total asset	$17,020	$17,340

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net non-current deferred income tax asset as of January 3, 2010 are as follows:

	2009	2008
	(In thousands)

Deferred compensation	—	$7,923
Other, net	—	3,787
Net operating losses	—	3,484
Tax credits	—	2,961
Deferred loan costs	—	2,360
Bond discount	—	(1,094)
Residual U.S. tax liability on un-repatriated foreign earnings	—	(1,915)
Intangible assets	—	(3,740)
Valuation allowance	—	(4.577)
Depreciation	—	(4,772)

Total asset	—	$4,417

The components of the net non-current deferred income tax liability as of January 3, 2010 are as follows:

	2009	2008
	(In thousands)

Deferred compensation	$7,955	—
Net operating losses	6,150	—
Tax credits	4,203	—
Other, net	2,654	—
Deferred loan costs	2,211	—
Bond discount	(916)	—
Residual U.S. tax liability on unrepatriated foreign earnings	(1,775)	—
Valuation allowance	(5,587)	—
Intangible assets	(5,521)	—
Depreciation	(16,434)	(14)

Total liability	$(7,060)	$(14)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2009 and 2008, the Company has a valuation allowance of $6.0 million and $4.8 million, respectively related to deferred tax assets for foreign net operating losses and state tax credits. The valuation allowance increased by $1.2 million during the fiscal year ended January 3, 2010 primarily due to additional net operating losses at an international subsidiary that will likely not be realized. In the fiscal year ended January 3, 2010, the Company implemented new guidance relative to the accounting for business combinations and as such, for years beginning after December 15, 2008, the Company records the reduction of a valuation allowance related to business acquisitions as a reduction of income tax expense.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At January 3, 2010, $8.4 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of foreign tax credits) of $3.0 million would have to be provided if such earnings were remitted currently.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At fiscal year end 2009, the Company had $4.9 million of Federal net operating loss carryforwards which begin to expire in 2020 and $4.8 million of combined net operating loss carryforwards in various states which begin to expire in 2015.

Also at fiscal year end 2009 the Company had $14.0 million of foreign operating losses which carry forward indefinitely and $6.3 million of state tax credits which begin to expire in 2010. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

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

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2009 the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants was $2.2 million.

The Company implemented guidance relative to accounting for uncertainties in income taxes, effective at the beginning of the Company’s fiscal year ended December 30, 2007. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows in (dollars in thousands):

	2009	2008
	(In thousands)

Balance at Beginning of Period	$5,889	$5,417
Additions based on tax positions related to the current year	479	1,877
Additions for tax positions of prior years	4,854	659
Reductions for tax positions of prior years	(1,877)	(1,809)
Reductions as result of a lapse of applicable statutes of limitations	—	(169)
Settlements	(3,398)	(86)

Balance at End of Period	$5,947	$5,889

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. Inclusive of the federal tax benefit on state income taxes the ending balance as of January 3, 2010 is $5.6 million. Included in the balance at January 3, 2010 is $0.5 million related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Under deferred tax accounting, the timing of a deduction does not affect the annual effective tax rate but does affect the timing of tax payments. Absent a decrease in the unrecognized tax benefits related to the reversal of these timing related tax positions, the Company does not anticipate any significant increase or decrease in the unrecognized tax benefits within 12 months of the reporting date.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additions for tax positions of prior years reported in the reconciliation for 2009 include amounts related to proposed federal audit adjustments for the years 2002 through 2005, which the Company has appealed. The balance at January 3, 2010 includes $5.1 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2006 through 2008 in the fourth quarter of 2009 that is anticipated to be completed by the end of 2011.

During the fourth fiscal quarter of 2009, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposes to disallow a deduction that the Company realized during the 2005 tax year. The Company has appealed this proposed disallowed deduction with the IRS’s appeals division and believes it has valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company recognized $0.1 million, $0.4 million and $0.6 million in interest and penalties. The Company had accrued $2.0 million and $1.9 million for the payment of interest and penalties at January 3, 2010, and December 28, 2008, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

19.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Revenues	$259,061	$276,379	$294,865	$310,785
Operating income(1),(4)	29,682	30,877	35,156	39,473
Income from continuing operations(2)	15,071	16,491	19,258	15,480
Income (loss) from discontinued operations, net of tax	(366)	20	—	—
Basic earnings per share:
Income from continuing operations	$0.30	$0.32	$0.38	$0.30
Income (loss) from discontinued operations	(0.01)	0.01	0.00	0.00

Net income per share	$0.29	$0.33	$0.38	$0.30
Diluted earnings per share:
Income from continuing operations	$0.29	$0.32	$0.37	$0.30
Income (loss) from discontinued operations	(0.01)	0.00	0.00	0.00

Net income per share	$0.28	$0.32	$0.37	$0.30

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$262,454	$269,994	$254,105	$256,453
Operating income(1),(3)	23,523	26,828	28,580	34,859
Income from continuing operations	11,888	13,852	15,497	20,216
Income (loss) from discontinued operations, net of tax	519	347	362	(3,779)
Basic earnings per share:
Income from continuing operations	$0.24	$0.27	$0.31	$0.40
Income (loss) from discontinued operations	0.01	0.01	0.00	(0.08)

Net income per share	$0.25	$0.28	$0.31	$0.32
Diluted earnings per share:
Income from continuing operations	$0.23	$0.27	$0.30	$0.39
Income (loss) from discontinued operations	0.01	—	0.01	(0.07)

Net income per share	$0.24	$0.27	$0.31	$0.32

(1)	Operating income for First, Second, Third and Fourth Quarters 2009 includes start up costs of $1.2 million, $0.6 million, $1.0 million and $2.1 million, respectively for new facility management contracts. Start up costs in fiscal 2008 were $1.7 million, $2.3 million, $2.8 million and $1.4 million in First, Second, Third and Fourth Quarters, respectively.

(2)	Income from continuing operations for 2009 includes a loss of $6.8 million on extinguishment of debt related to the tender premium and write off of deferred financing costs associated with the tender call of the company’s 8 1/4% Senior Notes.

(3)	Operating income for Third and Fourth Quarters 2008 includes the effects of a change in our vacation policy for certain employees which conformed to a fiscal year-end based policy. The new policy allows employees to use vacation regardless of service period but within the fiscal year. Our results for fiscal Fourth Quarter ended December 28, 2008 include a one-time tax benefit related to our equity affiliate of $1.9 million.

(4)	Third Quarter results reflect increases to insurance reserves of $1.7 million, and $2.7 million 2009 and 2008 respectively.

20.	Subsequent event

Evaluation of subsequent events

In May 2009, the FASB issued guidance which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued. This standard became effective for the Company in the fiscal year ended January 3, 2010. The Company evaluated all events and transactions that occurred after January 3, 2010 up through February 22, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events; however, the Company did have unrecognizable subsequent events as discussed further below. The implementation of this standard did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

Interest rate swap

Effective January 6, 2010, the Company executed an interest rate swap agreement (the “Agreement”) in the notional amount of $25.0 million. The Company has designated this interest rate swap as a hedge against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. The Agreement, which has payments, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively converts $25.0 million of the principal into variable rate obligations. The Swap has a termination clause that gives the lender the right to terminate the interest rate swap at fair market value if the lender is no longer a party to the Credit Agreement. In addition to the termination clause, the Agreement also has call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreement, the Company receives a fixed interest rate payment from the financial counterparty to the agreement equal to 7 3/4% per year calculated on the notional $25.0 million amount, while it makes a variable interest rate payment to the same counterparty equal to the three-month LIBOR plus a fixed margin of 4.16%, also calculated on the notional $25.0 million amount. Changes in the fair value of the interest rate swap are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes.

Stock repurchase program

On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock effective through March 31, 2011. The stock repurchase is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate GEO to purchase any specific amount of its common stock and may be suspended or extended at any time at the company’s discretion.

Contract award

In Georgia, the Department of Corrections issued an RFP for 1,000 in-state beds. On February 22, 2010, the Company announced that the State of Georgia issued a notice of intent to award a contract to the Company for the development and operation of a new 1,000-bed facility, which is expandable to 2,500 beds. Under the terms of the intended award, the Company would finance, build, and operate the new $60 million dollar facility under a long-term ground lease. The award is subject to obtaining approval of the proposed ground lease from the General Assembly. The Company expects this new 1,000-bed facility to generate approximately $19 million dollars in annualized operating revenues once completed.

21.	Condensed Consolidating Financial Information

On October 20, 2009, the Company completed an offering of $250.0 million aggregate principal amount of its 7 3/4% Senior Notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “7 3/4% Senior Notes”). The 7 3/4% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i) The GEO Group, Inc., as the issuer of the 7 3/4% Senior Notes;

(ii) The Subsidiary Guarantors, on a combined basis, which are guarantors of the 7 3/4% Senior Notes;

(iii) The Company’s other subsidiaries, on a combined basis, which are not guarantors of the 7 3/4% Senior Notes (the “Subsidiary Non-Guarantors”);

(iv) Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and (b) eliminate the investments in the Company’s subsidiaries; and

(v) The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$12,376	$5,333	$16,147	$—	$33,856
Restricted cash	—	—	13,313	—	13,313
Accounts receivable, net	110,643	53,457	36,656	—	200,756
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	4,428	2,311	7,950	—	14,689

Total current assets	139,644	62,455	77,535	—	279,634

Restricted Cash	2,900	—	17,855	—	20,755
Property and Equipment, Net	438,504	489,586	70,470	—	998,560
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	37,162	—	37,162
Intercompany Receivable	3,324	13,000	1,712	(18,036)	—
Goodwill	34	39,387	669	—	40,090
Intangible Assets, net	—	15,268	2,311	—	17,579
Investment in Subsidiaries	650,605	—	—	(650,605)	—
Other Non-Current Assets	23,431	—	26,259	—	49,690

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

Current Liabilities
Accounts payable	$35,949	$6,622	$9,285	$—	$51,856
Accrued payroll and related taxes	6,729	5,414	13,066	—	25,209
Accrued expenses	55,720	2,890	22,149	—	80,759
Current portion of debt	3,678	705	15,241	—	19,624

Total current liabilites	102,076	15,631	59,741	—	177,448

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,712	—	16,324	(18,036)	—
Other Non-Current Liabilities	32,127	1,015	—	—	33,142
Capital Lease Obligations	—	14,419	—	—	14,419
Long-Term Debt	453,860	—	—	—	453,860
Non-Recourse Debt	—	—	96,791	—	96,791
Commitments & Contingencies (Note 12)
Total Shareholders’ Equity	665,098	589,896	60,709	(650,605)	665,098

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)

	As of December 28, 2008
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$15,807	$130	$15,718	$—	$31,655
Restricted cash	—	—	13,318	—	13,318
Accounts receivable, net	135,441	39,683	24,541	—	199,665
Deferred income tax asset, net	13,332	1,286	2,722	—	17,340
Other current assets	6,256	1,985	4,670	—	12,911
Current assets of discontinued operations	6,213	788	30	—	7,031

Total current assets	177,049	43,872	60,999	—	281,920

Restricted Cash	—	—	19,379	—	19,379
Property and Equipment, Net	393,931	408,124	76,561	—	878,616
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	31,195	—	31,195
Intercompany Receivable	2,755	—	1,474	(4,229)	—
Deferred Income Tax Assets, Net	2,083	2,298	36	—	4,417
Goodwill	34	21,658	510	—	22,202
Intangible Assets, net	—	10,535	1,858	—	12,393
Investment in Subsidiaries	521,960	—	—	(521,960)	—
Other Non-Current Assets	16,719	13,009	4,214	—	33,942
Non-Current Assets of Discontinued Operations	133	14	62	—	209

	$1,117,747	$500,775	$196,288	$(526,189)	$1,288,621

Current Liabilities
Accounts payable	$45,099	$3,163	$7,881	$—	$56,143
Accrued payroll and related taxes	17,400	2,446	8,111	—	27,957
Accrued expenses	62,500	2,012	17,930	—	82,442
Current portion of debt	3,678	674	13,573	—	17,925
Intercompany payable	1,474	—	2,455	(3,929)	—
Current liabilities of discontinued operations	1,141	102	216	—	1,459

Total current liabilites	131,292	8,397	50,166	(3,929)	185,926

Deferred Income Tax Liability	—	—	14	—	14
Other Non-Current Liabilities	28,410	466	—	—	28,876
Capital Lease Obligations	—	15,126	—	—	15,126
Long-Term Debt	378,448	—	300	(300)	378,448
Non-Recourse Debt	—	—	100,634	—	100,634
Commitments & Contingencies (Note 12)
Total Shareholders’ Equity	579,597	476,786	45,174	(521,960)	579,597

	$1,117,747	$500,775	$196,288	$(526,189)	$1,288,621

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended Janaury 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$620,271	$335,588	$235,747	$(50,516)	$1,141,090
Operating Expenses	523,820	218,679	205,373	(50,516)	897,356
Depreciation and Amortization	17,877	17,128	4,301	—	39,306
General and Administrative Expenses	36,042	19,500	13,698	—	69,240

Operating Income	42,532	80,281	12,375	—	135,188
Interest Income	202	12	4,729	—	4,943
Interest Expense	(19,709)	—	(8,809)	—	(28,518)
Loss on Extinguishment of Debt	(6,839)	—	—	—	(6,839)

Income Before Income Taxes, Equity in Earnings of Affliates, and Discontinued Operations	16,186	80,293	8,295	—	104,774
Provision for Income Taxes	6,439	31,937	3,615	—	41,991
Equity in Earnings of Affiliates, net of income tax	—	—	3,517	—	3,517

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	9,747	48,356	8,197	—	66,300
Income in Consolidated Subsidiaries, net of income tax	56,553	—	—	(56,553)	—

Income from Continuing Operations	66,300	48,356	8,197	(56,553)	66,300
Loss from Discontinued Operations, net of income tax	(346)	(193)	—	193	(346)

Net Income	$65,954	$48,163	$8,197	$(56,360)	$65,954

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

	For the Fiscal Year Ended December 28, 2008
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$545,590	$327,079	$215,157	$(44,820)	$1,043,006
Operating Expenses	469,903	216,380	181,196	(44,820)	822,659
Depreciation and Amortization	16,284	16,120	5,002	—	37,406
General and Administrative Expenses	34,682	20,792	13,677	—	69,151

Operating Income	24,721	73,787	15,282	—	113,790
Interest Income	323	84	6,638	—	7,045
Interest Expense	(20,505)	—	(9,697)	—	(30,202)

Income Before Income Taxes, Equity in Earnings of Affliates, and Discontinued Operations	4,539	73,871	12,223	—	90,633
Provision for Income Taxes	1,670	27,183	4,950	—	33,803
Equity in Earnings of Affiliates, net of income tax	—	—	4,623	—	4,623

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	2,869	46,688	11,896	—	61,453
Equity in Income of Consolidated Subsidiaries	58,584	—	—	(58,584)	—

Income from Continuing Operations	61,453	46,688	11,896	(58,584)	61,453
Loss from Discontinued Operations, net of income tax	(2,551)	(628)	(2,929)	3,557	(2,551)

Net Income	$58,902	$46,060	$8,967	$(55,027)	$58,902

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

	For the Fiscal Year Ended December 30, 2007
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues	$472,517	$299,420	$237,257	$(32,895)	$976,299
Operating Expenses	414,108	204,608	202,682	(32,895)	788,503
Depreciation and Amortization	13,281	15,140	4,797	—	33,218
General and Administrative Expenses	30,196	19,134	15,162	—	64,492

Operating Income	14,932	60,538	14,616	—	90,086
Interest Income	1,540	222	6,984	—	8,746
Interest Expense	(26,402)	—	(9,649)	—	(36,051)
Loss on Extinguishment of Debt	(4,794)	—	—	—	(4,794)

Income Before Income Taxes, Equity in Earnings of Affliates, and Discontinued Operations	(14,724)	60,760	11,951	—	57,987
Provision for Income Taxes	(5,629)	23,230	4,448	—	22,049
Equity in Earnings of Affiliates, net of income tax	—	—	2,151	—	2,151

Income (loss) from Continuing Operations Before Equity Income of Consolidated Subsidiaries	(9,095)	37,530	9,654	—	38,089
Equity in Income of Consolidated Subsidiaries	47,184	—	—	(47,184)	—

Income from Continuing Operations	38,089	37,530	9,654	(47,184)	38,089
Loss from Discontinued Operations, net of income tax	3,756	1,864	24	(1,888)	3,756

Net Income	$41,845	$39,394	$9,678	$(49,072)	$41,845

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Operating Activities:
Net cash provided by operating activities	$(5,448)	$119,792	$16,585	$130,929

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	—	(38,386)	—	(38,386)
Proceeds from sale of assets	150	29	—	179
Dividend from subsidiary	7,400	—	(7,400)	—
Change in restricted cash	—	—	2,713	2,713
Capital expenditures	(72,379)	(75,556)	(1,844)	(149,779)

Net cash used in investing activities	(64,829)	(113,913)	(6,531)	(185,273)

Cash Flow from Financing Activities:
Proceeds from long-term debt	333,000	—	—	333,000
Income tax benefit of equity compensation	601	—	—	601
Debt issuance costs	(17,253)	—	—	(17,253)
Termination of interest rate swap agreements	1,719	—	—	1,719
Payments on long-term debt	(252,678)	(676)	(14,120)	(267,474)
Proceeds from the exercise of stock options	1,457	—	—	1,457

Net cash provided by (used in) financing activities	66,846	(676)	(14,120)	52,050

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,495	4,495

Net Increase (Decrease) in Cash and Cash Equivalents	(3,431)	5,203	429	2,201
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$12,376	$5,333	$16,147	$33,856

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

	For the Fiscal Year Ended December 28, 2008
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Operating Activities:
Net cash provided by operating activities	$42,322	$3,374	$25,648	$71,344

Cash Flow from Investing Activities:
Proceeds from sale of assets	—	1,029	107	1,136
Purchase of shares in consolidated affiliate	—	—	(2,189)	(2,189)
Dividend from subsidiary	2,676	—	(2,676)	—
Change in restricted cash	—	29	423	452
Capital expenditures	(123,401)	(3,615)	(3,974)	(130,990)

Net cash used in investing activities	(120,725)	(2,557)	(8,309)	(131,591)

Cash Flow from Financing Activities:
Proceeds from long-term debt	156,000	—	—	156,000
Income tax benefit of equity compensation	786	—	—	786
Debt issuance costs	(3,685)	—	—	(3,685)
Payments on long-term debt	(85,678)	(822)	(13,656)	(100,156)
Proceeds from the exercise of stock options	753	—	—	753

Net cash provided by (used in) financing activities	68,176	(822)	(13,656)	53,698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(6,199)	(6,199)

Net Decrease in Cash and Cash Equivalents	(10,227)	(5)	(2,516)	(12,748)
Cash and Cash Equivalents, beginning of period	26,034	135	18,234	44,403

Cash and Cash Equivalents, end of period	$15,807	$130	$15,718	$31,655

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

	For the Fiscal Year Ended December 30, 2007
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Operating Activities:
Net cash provided by operating activities	$44,764	$14,127	$20,037	$78,928

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(410,473)	—	—	(410,473)
CSC purchase price adjustment	—	2,291	—	2,291
Proceeds from sale of assets	1,174	3,185	117	4,476
Dividend from subsidiary	12,418	—	(12,418)	—
Change in restricted cash	—	(1)	(19)	(20)
Capital expenditures	(94,107)	(19,079)	(2,018)	(115,204)

Net cash used in investing activities	(490,988)	(13,604)	(14,338)	(518,930)

Cash Flow from Financing Activities:
Proceeds from equity offering, net	227,485	—	—	227,485
Proceeds from long-term debt	387,000	—	—	387,000
Income tax benefit of equity compensation	3,061	—	—	3,061
Debt issuance costs	(9,210)	—	—	(9,210)
Payments on long-term debt	(224,765)	(784)	(11,750)	(237,299)
Proceeds from the exercise of stock options	1,239	—	—	1,239

Net cash provided by (used in) financing activities	384,810	(784)	(11,750)	372,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	609	609

Net Decrease in Cash and Cash Equivalents	(61,414)	(261)	(5,442)	(67,117)
Cash and Cash Equivalents, beginning of period	87,448	396	23,676	111,520

Cash and Cash Equivalents, end of period	$26,034	$135	$18,234	$44,403

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of January 3, 2010.

(b)	Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of January 3, 2010.

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

None.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12 (except for the information required by Item 201(d) of Regulation S-K which is included in Part II, Item 5 of this report), 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2010 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 130

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, dated as of September 19, 2006, among the Company, GEO Acquisition II, Inc. and CentraCore Properties Trust (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 21, 2006)
2.2	—	Agreement and Plan of Merger, dated as of August 28, 2009 by and among Just Care, Inc., GEO Care, Inc. and GEO Care Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 3, 2009)
3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.6	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 2, 2008)
4.1	—	Indenture, dated July 9, 2003, by and between the Company and The Bank of New York, as Trustee, relating to 8 1/4% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on July 29, 2003)

Exhibit
Number		Description

4.2	—	Registration Rights Agreement, dated July 9, 2003, by and among the Company Corporation and BNP Paribas Securities Corp., Lehman Brothers Inc., First Analysis Securities Corporation, SouthTrust Securities, Inc. and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.3	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.4	—	Indenture dated as of October 20, 2009 among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/4% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 20, 2009)
10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.7	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on November 4, 2004)†
10.8	—	Amended and Restated Employment Agreement, dated November 4, 2004, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed on November 5, 2004)†
10.9	—	Executive Employment Agreement, dated March 7, 2002, between the Company and Brian R. Evans (incorporated herein by reference to Exhibit 10.17 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.10	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.11	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.12	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Brian R. Evans (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.13	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.14	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.15	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Brian R. Evans (incorporated herein by reference to Exhibit 10.20 to the Company’s report on Form 10-K, filed on March 20, 2003)†

Exhibit
Number		Description

10.16	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John J. Bulfin (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.17	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and Jorge A. Dominicis (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.18	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.19	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.20	—	The Geo Group, Inc. Senior Management Performance Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on May 13, 2005)
10.21	—	The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s report on Form 10-K, filed on February 15, 2008)†
10.22	—	Amendment to The Geo Group, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the Company’s report on Form 10-Q, filed on August 9, 2007)
10.23	—	Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among The GEO Group, Inc., as Borrower, BNP Paribas, as Administrative Agent, BNP Paribas Securities Corp. as Lead Arranger and Syndication Agent, and the lenders who are, or may from time to time become, a party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on January 30, 2007)
10.24	—	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 6, 2007)
10.25	—	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of January 31, 2007, between The GEO Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 20, 2007)
10.26	—	Amendment No. 3 to the Third Amended and Restated Credit Agreement dated as of May 2, 2007, between The Geo Group, Inc., as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, dated May 8, 2007)
10.27	—	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated effective as of August 26, 2008, between The GEO Group Inc., as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 8-K, filed on September 2, 2008)
10.28	—	Form of Lender Addendum, dated as of October 29, 2008, by and among The GEO Group, Inc. as Borrower, BNP Paribas as Administrative Agent and the Lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q, filed November 5, 2008)
10.29	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K January 7, 2009)†
10.30	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K January 7, 2009)†
10.31	—	Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Brian R. Evans (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K January 7, 2009)†

Exhibit
Number		Description

10.32	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†
10.33	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.5 to the Company’s report on Form 8-K January 7, 2009)†
10.34	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Thomas M. Wierdsma (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K January 7, 2009)†
10.35	—	Amended and Restated The GEO Group, Inc. Senior Management Performance Award Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 8-K January 7, 2009)†
10.36	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†
10.37	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K May 5, 2009)†
10.38	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†
10.39	—	Registration Rights Agreement dated as of October 20, 2009 by and among the Company, the Guarantors party thereto and Banc of America Securities LLC, on behalf of itself and the other Initial Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on October 20, 2009)
10.40	—	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated as of October 5, 2009 between the Company, as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K, filed on October 20, 2009)
10.41	—	Amendment No. 6 to the Third Amended and Restated Credit Agreement dated as of October 14, 2009 between the Company, as Borrower, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K, filed on October 20, 2009)
10.42	—	Amendment No. 7 to the Third Amended and Restated Credit Agreement dated as of December 4, 2009 between the Company, as Borrower, certain of GEO’s subsidiaries, as Grantors, and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on December 10, 2009)
21.1	—	Subsidiaries of the Company*
23.1	—	Consent of Grant Thornton LLP, independent registered certified public accountants*
31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President &
Chief Financial Officer

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. ZOLEY George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	February 22, 2010

/s/ WAYNE H. CALABRESE Wayne H. Calabrese	Vice Chairman of the Board, President & Chief Operating Officer	February 22, 2010

/s/ BRIAN R. EVANS Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	February 22, 2010

/s/ RONALD A. BRACK Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 22, 2010

/s/ NORMAN A. CARLSON Norman A. Carlson	Director	February 22, 2010

/s/ ANNE N. FOREMAN Anne N. Foreman	Director	February 22, 2010

/s/ JOHN M. PALMS John M. Palms	Director	February 22, 2010

/s/ RICHARD H. GLANTON Richard H. Glanton	Director	February 22, 2010

/s/ CHRISTOPHER C. WHEELER Christopher C. Wheeler	Director	February 22, 2010

THE GEO GROUP, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 3, 2010, December 28, 2008, and December 30, 2007

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period
			(In thousands)

YEAR ENDED JANUARY 3, 2010:
Allowance for doubtful accounts	$625	$485	$(346)	$(335)	$429
YEAR ENDED DECEMBER 28, 2008:
Allowance for doubtful accounts	$445	$602	$(302)	$(120)	$625
YEAR ENDED DECEMBER 30, 2007:
Allowance for doubtful accounts	$926	$(176)	$(130)	$(120)	$445
YEAR ENDED JANUARY 3, 2010:
Asset Replacement Reserve	$623	$(613)	$—	$(10)	$—
YEAR ENDED DECEMBER 28, 2008:
Asset Replacement Reserve	$885	$54	$—	$(316)	$623
YEAR ENDED DECEMBER 30, 2007:
Asset Replacement Reserve	$768	$328	$—	$(211)	$885