Form 10-Q
period 2010-04-04
GEO GROUP INC
filed 2010-05-14
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 4, 2010
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
(Former Name, Former Address and Former Fiscal Year
if changed since last report)
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
Yes ☐       No ☑
At May 12, 2010, 49,197,425 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
APRIL 4, 2010 AND MARCH 29, 2009
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Revenues	$287,542	$259,061
Operating expenses	226,382	202,327
Depreciation and amortization	9,238	9,816
General and administrative expenses	17,448	17,236

Operating income	34,474	29,682
Interest income	1,229	1,090
Interest expense	(7,814)	(7,204)

Income before income taxes, equity in earnings of affiliate and discontinued operations	27,889	23,568
Provision for income taxes	10,807	9,141
Equity in earnings of affiliate, net of income tax provision of $786 and $250	590	644

Income from continuing operations	17,672	15,071
Loss from discontinued operations, net of tax benefit of $0 and $228	—	(366)

Net income	$17,672	$14,705

Weighted-average common shares outstanding:
Basic	50,711	50,697

Diluted	51,640	51,723

Income per common share:
Basic:
Income from continuing operations	$0.35	$0.30
Loss from discontinued operations	—	(0.01)

Net income per share-basic	$0.35	$0.29

Diluted:
Income from continuing operations	$0.34	$0.29
Loss from discontinued operations	—	(0.01)

Net income per share-diluted	$0.34	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 4, 2010 AND JANUARY 3, 2010
(In thousands, except share data)

	April 4, 2010	January 3, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,276	$33,856
Restricted cash	13,306	13,313
Accounts receivable, less allowance for doubtful accounts of $425 and $429	179,848	200,756
Deferred income tax asset, net	17,020	17,020
Other current assets	13,116	14,689

Total current assets	253,566	279,634

Restricted Cash	23,300	20,755
Property and Equipment, Net	1,003,917	998,560
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	36,969	37,162
Goodwill	40,147	40,090
Intangible Assets, Net	17,032	17,579
Other Non-Current Assets	47,461	49,690

	$1,426,740	$1,447,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,591	$51,856
Accrued payroll and related taxes	32,684	25,209
Accrued expenses	88,225	80,759
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,990	19,624

Total current liabilities	185,490	177,448

Deferred Income Tax Liability	7,060	7,060
Other Non-Current Liabilities	34,056	33,142
Capital Lease Obligations	14,233	14,419
Long-Term Debt	462,391	453,860
Non-Recourse Debt	91,922	96,791
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 68,070,408 and 67,704,008 issued and 49,227,524 and 51,629,005 outstanding	492	516
Additional paid-in capital	353,988	351,550
Retained earnings	383,599	365,927
Accumulated other comprehensive income	5,661	5,496
Treasury stock 18,842,884 and 16,075,003 shares, at cost, at April 4, 2010 and January 3, 2010	(112,705)	(58,888)

Total shareholders’ equity attributable to The GEO Group Inc.	631,035	664,601
Noncontrolling interest	553	497

Total shareholders’ equity	631,588	665,098

	$1,426,740	$1,447,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 4, 2010 AND MARCH 29, 2009
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Cash Flow from Operating Activities:
Net Income	$17,672	$14,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,238	9,816
Amortization of debt issuance costs	1,272	1,153
Restricted stock expense	816	876
Stock option plan expense	376	298
Provision for doubtful accounts	—	285
Equity in earnings of affiliates, net of tax	(590)	(644)
Income tax benefit of equity compensation	(112)	—
Changes in assets and liabilities:
Accounts receivable	21,275	21,138
Other current assets	1,686	1,228
Other assets	2,413	477
Accounts payable and accrued expenses	2,501	(1,724)
Accrued payroll and related taxes	7,211	(8,202)
Other liabilities	976	2,395

Net cash provided by operating activities of continuing operations	64,734	41,801
Net cash provided by operating activities of discontinued operations	—	5,447

Net cash provided by operating activities	64,734	47,248

Cash Flow from Investing Activities:
Just Care purchase price adjustment	(41)	—
Proceeds from sale of assets	100	—
(Increase) decrease in restricted cash	(2,257)	1,039
Capital expenditures	(15,737)	(23,414)

Net cash used in investing activities	(17,935)	(22,375)

Cash Flow from Financing Activities:
Payments on long-term debt	(12,799)	(14,345)
Proceeds from long-term debt	15,000	18,000
Termination of interest rate swap agreement	—	1,031
Payments for purchase of treasury shares	(53,845)	—
Proceeds from the exercise of stock options	1,138	—
Income tax benefit of equity compensation	112	—
Debt issuance costs	—	(322)

Net cash (used in) provided by financing activities	(50,394)	4,364
Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(883)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,580)	28,354
Cash and Cash Equivalents, beginning of period	33,856	31,655

Cash and Cash Equivalents, end of period	$30,276	$60,009

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$8,412	$30,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirteen weeks ended April 4, 2010 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2011.
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2010 for the fiscal year ended January 3, 2010.
Changes in Estimates
The Company periodically performs assessments of the useful lives of its assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given competitive factors, economic environment, technological advancements and quality of construction. If the assessment indicates that assets can and will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the assets’ current carrying values over their revised remaining useful lives.
During the thirteen weeks ended April 4, 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The basis for the change in the useful life of the Company’s owned correctional facilities is due to the expectation that these facilities are capable of being used for a longer period than previously anticipated based on quality of construction and effective building maintenance. The Company accounted for the change in the useful lives as a change in estimate which is accounted for prospectively beginning January 4, 2010. For the thirteen weeks ended April 4, 2010, the change resulted in a reduction in depreciation and amortization expense of $0.9 million, an increase in income from continuing operations and net income of $0.6 million and an increase in diluted earnings per share of $0.01.
2. SHAREHOLDERS’ EQUITY
Stock repurchase program
On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock effective through March 31, 2011. The stock repurchase program is implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. During the thirteen weeks ended April 4, 2010, the Company purchased 2.8 million shares of its common stock at a cost of $53.9 million using cash on hand and cash flow from operating activities. Through March 31, 2011, the Company may purchase, at its discretion, additional shares with respect to $26.1 million in funds available from cash on hand, borrowings under the revolving portion of its Third Amended and Restated Credit Facility (the “Revolver”) and/ or cash flow from operating activities.
Earnings per share
Basic earnings per share is computed by dividing the income from continuing operations available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 4, 2010 and March 29, 2009 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Income from continuing operations	$17,672	$15,071
Basic earnings per share from continuing operations:
Weighted average shares outstanding	50,711	50,697

Per share amount	$0.35	$0.30

Diluted earnings per share from continuing operations:
Weighted average shares outstanding	50,711	50,697
Effect of dilutive securities:
Stock options and restricted stock	929	1,026

Weighted average shares assuming dilution	51,640	51,723

Per share amount	$0.34	$0.29

For the thirteen weeks ended April 4, 2010, 56,392 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
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
On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. On June 26, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 163,000 restricted stock awards to certain employees. Additionally, on October 28, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 439,500 stock option awards. As of April 29, 2010, the Company had 572,644 shares of common stock available for issuance pursuant to future awards that may be granted under the plan.
A summary of the activity of stock option awards issued and outstanding under the Company’s Plans is presented below.

	April 4, 2010
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at January 3, 2010	2,807	$10.26	4.80	$32,592
Options granted	—	—	—	—
Options exercised	(366)	3.11
Options forfeited/canceled/expired	(19)	20.85

Options outstanding at April 4, 2010	2,422	$11.27	5.08	$21,535

Options exercisable at April 4, 2010	1,897	$8.85	4.00	$21,143

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen weeks ended April 4, 2010 and March 29, 2009, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.3 million respectively. As of April 4, 2010, the Company had $3.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. A summary of the activity of restricted stock outstanding is as follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value
Restricted stock outstanding at January 3, 2010	383,100	$19.66
Granted	—	—
Vested	—	—
Forfeited/canceled	—	—

Restricted stock outstanding at April 4, 2010	383,100	$19.66

During the thirteen weeks ended April 4, 2010 and March 29, 2009, the Company recognized $0.8 million and $0.9 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of April 4, 2010, the Company had $4.5 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.3 years. In May 2010, awards with respect to 155,610 shares of the 383,100 unvested shares at April 4, 2010 of restricted stock vested.
4. DISCONTINUED OPERATIONS
The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. In accordance with generally accepted accounting principles, presentation as discontinued operations is appropriate so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.
Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the fiscal year 2008, the Company discontinued operations at certain of its domestic facilities as further discussed below. The results of operations, net of taxes, are reflected in the accompanying consolidated financial statements as discontinued operations for the thirteen weeks ended March 29, 2009. There were no continuing cash flows from these operations in the thirteen weeks ended April 4, 2010 and as such there are no amounts reclassified to discontinued operations.
U.S. corrections. On November 7, 2008, the Company announced its receipt of notice for the discontinuation of its contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center (the “Detention Center”) effective January 5, 2009.
The following are the revenues and income (loss) related to discontinued operations for the periods presented (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Revenues	$—	$244
Net loss	$—	$(366)
Basic: Loss from discontinued operations per share	$—	$(0.01)
Diluted: Loss from discontinued operations per share	$—	$(0.01)
5. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Net income	$17,672	$14,705
Change in foreign currency translation, net of income tax expense of $351 and $291, respectively	178	495
Pension liability adjustment, net of income tax expense of $7 and $28, respectively	11	44
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(13) and $61, respectively	(24)	111

Total comprehensive income, net of tax	$17,837	$15,355

6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.
In November 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. In January 2010, the Company executed a fourth interest rate swap agreement in the notional amount of $25.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Each of the swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains recognized and recorded in earnings related to these fair value hedges was $0.4 million in the thirteen weeks ended April 4, 2010. As of April 4, 2010 and January 3, 2010, the fair value of the swap liabilities was $1.5 million and $1.9 million, respectively. There was no material ineffectiveness of these interest rate swaps for the thirteen weeks ended April 4, 2010.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.0 million and $0.1 million for the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively. The total value of the swap asset as of April 4, 2010 and January 3, 2010 was $2.0 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
During the thirteen weeks ended March 29, 2009, one of the Company’s lenders with respect to its interest rate swap agreement, notional amount of $25.0 million of the $150.0 million 8 1/4% Senior Notes Due 2013, elected to settle the interest rate swap agreement at a price equal to the fair value of the interest rate swap on the respective call date. As a result, the Company realized cash proceeds of $1.0 million.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirteen weeks ended April 4, 2010 were as follows (in thousands):

		Goodwill
		Resulting from	Foreign
	Balance as of	Business	Currency	Balance as of
	January 3, 2010	Combination	Translation	April 4, 2010
U.S. corrections	$21,692	$—	$—	$21,692
International services	669	—	16	685
GEO Care	17,729	41	—	17,770

Total segments	$40,090	$41	$16	$40,147

On September 30, 2009, the Company’s wholly-owned mental health subsidiary, GEO Care, Inc. (“GEO Care”), acquired Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services. During the quarter ended April 4, 2010, the Company settled certain liabilities at amounts greater than those initially recorded and as such, adjusted goodwill resulting from business combinations by $41,000. The Company expects that there may be additional information about facts and circumstances surrounding the fair value of tax related assets and liabilities that will be finalized during 2010 and any resulting adjustments will be made to goodwill.
Intangible assets consisted of the following (in thousands):

	Useful Life		International
	in Years	U.S. Corrections	Services	GEO Care	Total
Facility management contracts	7-17	$14,450	$1,875	$—	$16,325
Facility management contracts acquired	1-13	—		6,600	6,600
Covenants not to compete	4	1,470	—	—	1,470

Gross carrying value of January 3, 2010		15,920	1,875	6,600	24,395

Foreign currency translation		—	644	—	644

Gross carrying value as of April 4, 2010		15,920	2,519	6,600	25,039
Accumulated amortization expense		(7,360)	(195)	(452)	(8,007)

Net carrying value at April 4, 2010		$8,560	$2,324	$6,148	$17,032

Amortization expense was $0.6 million and $0.4 million for thirteen weeks ended April 4, 2010 and March 29, 2009, respectively and primarily related to the U.S. corrections amortization of intangible assets for acquired management contracts. The Company’s weighted average useful life related to the acquired facility management contracts is 12.46 years.
8. FAIR VALUE OF ASSETS AND LIABILITIES
The Company is required to measure certain of its financial assets and liabilities at fair value on a recurring basis. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company classifies and discloses its fair value measurements in one of the following categories: Level 1-unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2-quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3- prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that cause the transfer.
The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of April 4, 2010 and January 3, 2010 (in thousands):

		Fair Value Measurements at April 4, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	April 4, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$1,982	$—	$1,982	$—
Investments other than derivatives	1,620	—	1,620	—

Liabilities:
Interest rate swap derivative liabilities	$1,526	$—	$1,526	$—

		Fair Value Measurements at January 3, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$2,020	$—	$2,020	$—
Investments other than derivatives	1,527	—	1,527	—

Liabilities:
Interest rate swap derivative liabilities	$1,887	$—	$1,887	$—
The financial instruments included in the Company’s Level 2 fair value measurements consist of an interest rate swap asset held by our Australian subsidiary, interest rate swap liabilities of the Company, and also an investment in Canadian dollar denominated fixed income securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on current Australian borrowing rates. The Company’s interest rate swap liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.
9. FINANCIAL INSTRUMENTS
The Company’ balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values at April 4, 2010 and January 3, 2010:

	April 4, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$30,276	$30,276
Restricted cash	36,606	36,606
Liabilities:
Borrowings under the Senior Credit Facility	$221,050	$215,172
7 3/4% Senior Notes	250,000	253,750
Non-recourse debt	109,099	108,998

	January 3, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$33,856	$33,856
Restricted cash	34,068	34,068
Liabilities:
Borrowings under the Senior Credit Facility	$212,963	$203,769
7 3/4% Senior Notes	250,000	255,000
Non-recourse debt	113,724	113,360
The fair values of the Company’s Cash and cash equivalents and Restricted cash approximate the carrying values of these assets at April 4, 2010 and January 3, 2010. The fair values of publicly traded debt and other non-recourse debt are based on market prices, where available. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar trades.
10. VARIABLE INTEREST ENTITIES
The Company evaluates its joint ventures and other entities in which it has a variable interest (a “VIE”), generally in the form of investments, loans, guarantees, or equity in order to determine if it has a controlling financial interest and is required to consolidate the entity as a result. The reporting entity with a variable interest that provides the entity with a controlling financial interest in the VIE will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company does not consolidate its 50% owned South African joint venture in SACS, a VIE. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Centre and was subsequently, awarded a 25-year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from the government which is fully guaranteed, except in the event of default, for which the government provides an 80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.9 million at April 4, 2010 and its guarantees related to SACS discussed in Note 12.
The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provide the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. See Note 12.
11. NONCONTROLLING INTEREST IN SUBSIDIARY
The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s share and the second joint venture partner’s share in the profits of the joint venture is 88.75% and 11.75%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirteen weeks ended April 4, 2010. The noncontrolling interest as of April 4, 2010 and January 3, 2010 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. The net income and other comprehensive income attributable to the noncontrolling interest are not material to the Company’s results of operations and are not presented separately. There were no contributions from owners or distributions to owners in the thirteen weeks ended April 4, 2010.
12. DEBT
     The Senior Credit Facility
On October 5, 2009, on October 15, 2009, and again on December 4, 2009, the Company completed amendments to the Senior Credit Facility through the execution of Amendment Nos. 5, 6, and 7, respectively, to the Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) between the Company, as Borrower, certain of its subsidiaries, as Guarantors, and BNP Paribas, as Lender and as Administrative Agent. As of April 4, 2010, the Company’s Senior Credit Facility is comprised of a $154.1 million Term Loan B bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $330.0 million Revolver which currently bears interest at LIBOR plus 3.25% and matures in September 2012. The Company has the ability to increase its borrowing capacity under the Senior Credit Facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.
As of April 4, 2010, the Company had $154.1 million outstanding under the Term Loan B, and its $330.0 million Revolver had $67.0 million outstanding in loans, $45.2 million outstanding in letters of credit and $217.8 million available for borrowings, which the Company refers to as its Unused Revolver, after considering its debt covenants. The Company intends to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

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
The Company is required to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio
Through the penultimate day of fiscal year 2010	<4.00 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	<3.75 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	<3.25 to 1.00
Thereafter	<3.00 to 1.00
The Credit Agreement also requires the Company to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio
Through the penultimate day of fiscal year 2011	<3.00 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	<2.50 to 1.00
From the last day of the fiscal year 2012 through the penultimate day of fiscal year 2013	<2.25 to 1.00
Thereafter	<2.00 to 1.00
All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Credit Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to be party to certain transactions, as further specified in the Credit Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of the outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of April 4, 2010.
     7 3/4% Senior Notes
In October, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolver.
The 7 3/4% Senior Notes and the guarantees are unsecured, senior obligations of GEO and these obligations and rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of the Company’s subsidiaries that are not guarantors After October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage
2013	103.875%
2014	101.938%
2015 and thereafter	100.000%
Before October 15, 2013, the Company may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium together with accrued and unpaid interest and liquidated damages, if any. In addition, at any time on or prior to October 15, 2012, the Company may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of theaggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than CSC of Tacoma, LLC, GEO International Holdings, Inc., certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of April 4, 2010.
     Non-Recourse Debt
     South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation (“STLDC”) was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of April 4, 2010 and January 3, 2010 was $27.2 million and $27.2 million, respectively and is included in property and equipment in the accompanying balance sheets.
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of April 4, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of April 4, 2010, included in current restricted cash and non-current restricted cash is $6.3 million and $4.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

     Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.50% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended April 4, 2010 in relation to the WEDFA bond indenture. As of April 4, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is classified as current in the accompanying balance sheet.
As of April 4, 2010, included in current restricted cash and non-current restricted cash is $7.0 million and $7.3 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
     Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.4 million and $45.4 million at April 4, 2010 and January 3, 2010, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at April 4, 2010, was $4.6 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.3 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.2 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.8 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, commencing in 2017. The Company has a liability of $1.6 million and $1.5 million related to this exposure as April 4,

2010 and January 3, 2010, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At April 4, 2010, the Company also had nine letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.1 million.
13. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $16.6 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
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
The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2006 through 2008 and expects this examination to be concluded in 2010. Based on the status of the audit to date, the Company does not expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows.
The Company’s South Africa joint venture is in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. SARS has notified the Company that it proposes to disallow these deductions. The Company has appealed these proposed disallowed deductions with SARS and believes it has defenses in these matters. However, if resolved unfavorably, the Company’s maximum exposure would be $2.6 million.
The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $197 million, of which $173.7 million was spent during fiscal years 2008 and 2009 and through First Quarter of 2010. The Company has future committed capital projects for which it estimates its remaining capital requirements to be approximately $23.3 million, which will be spent through fiscal year 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2010 and/or 2011 could materially increase.
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
Contract Termination
On April 4, 2010, the Company’s wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.
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

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Revenues:
U.S. corrections	$192,511	$191,770
International services	45,880	25,678
GEO Care	34,700	28,603
Facility construction and design	14,451	13,010

Total revenues	$287,542	$259,061

Depreciation and amortization:
U.S. corrections	$7,951	$9,084
International services	435	332
GEO Care	852	400
Facility construction and design	—	—

Total depreciation and amortization	$9,238	$9,816

Operating income:
U.S. corrections	$45,837	$41,493
International services	1,791	1,867
GEO Care	3,346	3,479
Facility construction and design	948	79

Operating income from segments	51,922	46,918
General and administrative expenses	(17,448)	(17,236)

Total operating income	$34,474	$29,682

	April 4, 2010	January 3, 2010
Segment assets:
U.S. corrections	$1,176,390	$1,145,571
International services	96,573	95,659
GEO Care	58,819	107,908
Facility construction and design	11,056	13,736

Total segment assets	$1,342,838	$1,362,874

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, discontinued operations and minority interest, in each case, during the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively.

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Total operating income from segments	$51,922	$46,918
Unallocated amounts:
General and administrative expenses	(17,448)	(17,236)
Net interest expense	(6,585)	(6,114)

Income before income taxes, equity in earnings of affiliate and discontinued operations	$27,889	$23,568

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of April 4, 2010 and January 3, 2010, respectively.

	April 4, 2010	January 3, 2010
Reportable segment assets	$1,342,838	$1,362,874
Cash	30,276	33,856
Deferred income tax	17,020	17,020
Restricted cash	36,606	34,068

Total assets	$1,426,740	$1,447,818

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

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Revenues:
Correctional and detention	$238,391	$217,448
GEO Care	34,700	28,603
Facility construction and design	14,451	13,010

Total revenues	$287,542	$259,061

Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	March 29, 2009
Statement of Operations Data
Revenues	$10,761	$7,572
Operating income	4,092	2,847
Net income	1,180	1,287

	April 4, 2010	January 3, 2010
Balance Sheet Data
Current assets	$25,405	$33,808
Non-current assets	47,911	47,453
Current liabilities	3,317	2,888
Non-current liabilities	52,112	53,877
Shareholders’ equity	17,887	24,496

During the thirteen weeks ended April 4, 2010, the Company’s consolidated South African subsidiary received a dividend of $3.9 million from SACS which reduced the Company’s investment in its joint venture. As of April 4, 2010 and January 3, 2010, the Company’s investment in SACS was $8.9 million and $12.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
As of April 4, 2010, the Company had non-qualified deferred compensation agreements with two key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of April 4, 2010, both executives had reached age 55 and are eligible to receive the payments upon retirement.
The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The Company’s liability relative to its pension plans and retirement agreements was $16.5 million and $16.2 million as of April 4, 2010 and January 3, 2010, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	April 4, 2010	January 3, 2010
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,206	$19,320
Service cost	131	563
Interest cost	187	717
Actuarial gain	—	(1,047)
Benefits paid	(61)	(3,347)

Projected benefit obligation, end of period	$16,463	$16,206

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	61	3,347
Benefits paid	(61)	(3,347)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(16,463)	$(16,206)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	31	41
Net loss	1,006	1,014

Accrued pension cost	$1,037	$1,055

	April 4, 2010	March 29, 2009
Components of Net Periodic Benefit Cost
Service cost	$131	$141
Interest cost	187	179
Amortization of:
Prior service cost	10	10
Net loss	8	62

Net periodic pension cost	$336	$392

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	4.50%	5.00%
The Company expects to pay benefits of $0.2 million in the fiscal year ended January 2, 2011.

16. RECENT ACCOUNTING STANDARDS
The Company implemented the following accounting standards in the thirteen weeks ended April 4, 2010:
In December 2009, the FASB issued ASU No. 2009-17, previously known as FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). ASU No. 2009-17 amends the manner in which entities evaluate whether consolidation is required for VIEs. The consolidation requirements under the revised guidance require a company to consolidate a VIE if the entity has all three of the following characteristics (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity, and (iii) the right to receive the expected residual returns of the legal entity. Further, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. As a result of adoption, which was effective for the Company’s interim and annual periods beginning after November 15, 2009, companies are required to enhance disclosures about how their involvement with a VIE affects the financial statements and exposure to risks. The implementation of this standard in the thirteen weeks ended April 4, 2010 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-2 which addresses implementation issues related to changes in ownership provisions of consolidated subsidiaries, investees and joint ventures. The amendment clarifies that the scope of the decrease in ownership provisions outlined in the current consolidation guidance apply to (i) a subsidiary or group of assets that is a business or nonprofit activity, (ii) a subsidiary that is a business or nonprofit activity and is transferred to an equity method investee or joint venture and (iii) to an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. The amendment also makes certain other clarifications and expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the current consolidation guidance. These amendments became effective for the Company in the thirteen weeks ended April 4, 2010, its first interim reporting period after December 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-6 which requires additional disclosures relative to transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy. Additionally, the amendment requires companies to present activity in the reconciliation for Level 3 fair value measurements on a gross basis rather than on a net basis. This update also provides clarification to existing disclosures relative to the level of disaggregation and disclosure of inputs and valuation techniques for fair value measurements that fall into either Level 2 or Level 3. This amendment became effective for the Company in the thirteen weeks ended April 4, 2010, its first interim reporting period after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for the Company’s first reporting period beginning after December 15, 2010. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
The following accounting standard has an implementation date subsequent to the period ended April 4, 2010 and as such, has not yet been adopted by the Company. The Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. Although this standard can be adopted earlier than its effective date, the Company has not elected to early adopt and as such, this guidance will become effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

17. SUBSEQUENT EVENTS
New contracts and contract terminations
On April 14, 2010, the Company announced that the State of Florida has issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts will terminate effective September 26, 2010 and August 1, 2010, respectively.
On May 5, 2010, the Company announced the signing of a contract with the State of Florida, Department of Management Services (the “Department”) for the management of the 2,000-bed Blackwater River Correctional Facility (“Blackwater”) located in Santa Rosa County, Florida. Under the terms of the managed-only contract, Blackwater is scheduled to open and begin the intake of inmates on November 1, 2010. The ramp-up of the population is expected to be completed in the first quarter of 2011. This facility has 2,000 beds and will house medium and close-custody security adult male inmates with a minimum occupancy guarantee of 90 percent.
Merger with Cornell Companies
On April 19, 2010, the Company, along with Cornell Companies, Inc. (“Cornell”) announced that their respective boards of directors approved a definitive merger agreement which provides that the Company will acquire Cornell. If the merger is approved, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of the Company’s common stock for each share of Cornell common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of the Company’s common stock plus $6.00 or (ii) the fair market value of 1.3 shares of the Company’s common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell’s common stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the Company’s election in shares of its common stock or in cash. Based on the closing stock price of the Company’s common stock as of April 29, 2010, and assuming the maximum cash election, the Company would issue approximately 15.8 million shares of stock in connection with the merger. The Company will assume or refinance approximately $300 million of Cornell debt, comprising of approximately $180 million in recourse debt and approximately $120 million in non-recourse debt related to Cornell’s special purpose entity Municipal Corrections Finance, L.P. (“MCF”) bonds, excluding cash.
On April 27, 2010, GEO, along with Cornell and Cornell’s directors, were named in a purported stockholder class action complaint filed by Todd Shelby, individually and on behalf of all others similarly situated, in the district court of Harris County, Texas. The complaint alleges, among other things, that Cornell’s directors breached their fiduciary duties by entering into the merger agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s current low stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that the corporate defendants have aided and abetted such breaches by Cornell’s directors. The plaintiffs are seeking, among other things, both an injunction prohibiting the merger and a constructive trust in an unspecified amount over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. One of the conditions to the closing of the merger is that there not be any legal prohibition preventing the consummation of the merger, which would include the injunction sought by the plaintiffs in this case if it were to be granted. As a result, if the plaintiffs are successful in obtaining the injunction they seek, the merger may be blocked or delayed, or there could be substantial costs to GEO. It is possible that other similar lawsuits may be filed in the future. GEO cannot estimate any possible loss from this or similar future litigation at this time.
On May 5, 2010, the Company filed a preliminary joint merger proxy statement with Cornell and a prospectus relating to shares of the Company’s common stock issuable as consideration in connection with the consummation of the merger. The preliminary joint merger proxy statement includes a proposal to the Company’s shareholders seeking approval for the issuance of shares of the Company’s common stock in connection with the merger agreement executed on April 18, 2010, as discussed below and a proposal to amend the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan.
18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On October 20, 2009, the Company completed an offering of $250.0 million aggregate principal amount of its 7 3/4% Senior Notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a

Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “7 3/4% Senior Notes”). The 7 3/4% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).
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

(v)	The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of April 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$8,643	$715	$20,918	$—	$30,276
Restricted cash	—	—	13,306	—	13,306
Accounts Receivable, net	106,968	37,226	35,654	—	179,848
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	3,713	1,761	7,642	—	13,116

Total current assets	131,521	41,056	80,989	—	253,566

Restricted Cash	3,506	—	19,794	—	23,300
Property and Equipment, Net	443,682	488,359	71,876	—	1,003,917
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	36,969	—	36,969
Intercompany Receivable	18,663	14,212	1,782	(34,657)	—
Goodwill	34	39,428	685	—	40,147
Intangible Assets, net	—	14,708	2,324	—	17,032
Investment in Subsidiaries	620,537	—	—	(620,537)	—
Other Non-Current Assets	22,847	1,866	22,748	—	47,461

	$1,243,873	$600,894	$237,167	$(655,194)	$1,426,740

Current Liabilities
Accounts payable	$25,805	$10,887	$7,899	$—	$44,591
Accrued payroll and related taxes	16,729	3,162	12,793	—	32,684
Accrued expenses	62,606	4,665	20,954	—	88,225
Current portion of debt	3,650	720	15,620	—	19,990

Total current liabilites	108,790	19,434	57,266	—	185,490

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,782	15,197	17,678	(34,657)	—
Other Non-Current Liabilities	32,670	1,297	89	—	34,056
Capital Lease Obligations	—	14,233	—	—	14,233
Long-Term Debt	462,391	—	—	—	462,391
Non-Recourse Debt	—	—	91,922	—	91,922
Commintments & Contingencies (Note 13)
Total Shareholders’ Equity	631,588	550,733	69,804	(620,537)	631,588

	$1,243,873	$600,894	$237,167	$(655,194)	$1,426,740

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)
(dollars in thousands)

	As of January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,376	$5,333	$16,147	$—	$33,856
Restricted cash	—	—	13,313	—	13,313
Accounts Receivable, net	110,643	53,457	36,656	—	200,756
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	4,428	2,311	7,950	—	14,689

Total current assets	139,644	62,455	77,535	—	279,634

Restricted Cash	2,900	—	17,855	—	20,755
Property and Equipment, Net	438,504	489,586	70,470	—	998,560
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	37,162	—	37,162
Intercompany Receivable	3,324	13,000	1,712	(18,036)	—
Goodwill	34	39,387	669	—	40,090
Intangible Assets, net	—	15,268	2,311	—	17,579
Investment in subsidiaries	650,605	—	—	(650,605)	—
Other Non-Current Assets	23,431	—	26,259	—	49,690

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

Current Liabilities
Accounts payable	$35,949	$6,622	$9,285	$—	$51,856
Accrued payroll and related taxes	6,729	5,414	13,066	—	25,209
Accrued expenses	55,720	2,890	22,149	—	80,759
Current portion of debt	3,678	705	15,241	—	19,624

Total current liabilites	102,076	15,631	59,741	—	177,448

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,712	—	16,324	(18,036)	—
Other Non-Current Liabilities	32,127	1,015	—	—	33,142
Capital Lease Obligations	—	14,419	—	—	14,419
Long-Term Debt	453,860	—	—	—	453,860
Non-Recourse Debt	—	—	96,791	—	96,791
Commintments & Contingencies
Total shareholders’ equity	665,098	589,896	60,709	(650,605)	665,098

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the Thirteen Weeks Ended April 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$152,860	$86,996	$60,490	$(12,804)	$287,542
Operating Expenses	131,019	55,975	52,192	(12,804)	226,382
Depreciation and Amortization	4,212	4,047	979	—	9,238
General and Administrative Expenses	8,880	5,055	3,513	—	17,448

Operating Income	8,749	21,919	3,806	—	34,474
Interest Income	301	346	1,169	(587)	1,229
Interest Expense	(5,759)	(508)	(2,134)	587	(7,814)

Income Before Income Taxes, Equity in Earnings of Affliates, and Discontinued Operations	3,291	21,757	2,841	—	27,889
Provision for Income Taxes	1,323	8,750	734	—	10,807
Equity in Earnings of Affiliates, net of income tax	—	—	590		590

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	1,968	13,007	2,697	—	17,672
Income in Consolidated Subsidiaries, net of income tax	15,704	—	—	(15,704)	—

Net Income	$17,672	$13,007	$2,697	$(15,704)	$17,672

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)
(dollars in thousands)

	For the Thirteen Weeks Ended March 29, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$149,473	$83,391	$38,797	$(12,600)	$259,061
Operating Expenses	129,540	53,313	32,074	(12,600)	202,327
Depreciation and Amortization	4,119	4,503	1,194	—	9,816
General and Administrative Expenses	9,484	5,291	2,461	—	17,236

Operating Income	6,330	20,284	3,068	—	29,682
Interest Income	210	320	1,014	(454)	1,090
Interest Expense	(5,263)	(324)	(2,071)	454	(7,204)

Income Before Income Taxes, Equity in Earnings of Affliates, and Discontinued Operations	1,277	20,280	2,011	—	23,568
Provision for Income Taxes	496	7,876	769	—	9,141
Equity in Earnings of Affiliates, net of income tax	—	—	644	—	644

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	781	12,404	1,886	—	15,071
Equity in Income of Consolidated Subsidiaries	14,290	—	—	(14,290)	—

Income from Continuing Operations	15,071	12,404	1,886	(14,290)	15,071
Loss from Discontinued Operations, net of income tax	(366)	(173)	—	173	(366)

Net Income	$14,705	$12,231	$1,886	$(14,117)	$14,705

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Thirteen Weeks Ended April 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$54,412	$(2,588)	$12,910	$64,734

Cash Flow from Investing Activities:
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of assets	—	100	—	100
Purchase of shares in consolidated affiliate	—	—	—	—
Change in restricted cash	—	—	(2,257)	(2,257)
Capital expenditures	(13,610)	(1,918)	(209)	(15,737)

Net cash used in investing activities	(13,610)	(1,859)	(2,466)	(17,935)

Cash Flow from Financing Activities:
Payments on long-term debt	(6,940)	(171)	(5,688)	(12,799)
Proceeds from long-term debt	15,000	—	—	15,000
Payments for purchase of treasury shares	(53,845)	—	—	(53,845)
Income tax benefit of equity compensation	112	—	—	112
Proceeds from the exercise of stock options	1,138	—	—	1,138
Debt issuance costs	—	—	—	—

Net cash used in by financing activities	(44,535)	(171)	(5,688)	(50,394)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15	15

Net Increase (Decrease) in Cash and Cash Equivalents	(3,733)	(4,618)	4,771	(3,580)
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$8,643	$715	$20,918	$30,276

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Thirteen Weeks Ended March 29, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
Operating activities:
Net cash provided by operating activities	$32,084	$3,796	$11,368	$47,248

Cash Flow from Investing Activities:
Dividend from subsidiary	3,640	—	(3,640)	—
Change in restricted cash	—	—	1,039	1,039
Capital expenditures	(19,330)	(3,637)	(447)	(23,414)

Net cash used in investing activities	(15,690)	(3,637)	(3,048)	(22,375)

Cash Flow from Financing Activities:
Proceeds from long-term debt	18,000	—	—	18,000
Income tax benefit of equity compensation	—	—	—	—
Debt issuance costs	(322)	—	—	(322)
Termination of interest rate swap agreement	1,031	—	—	1,031
Payments on long-term debt	(8,940)	(176)	(5,229)	(14,345)
Proceeds from the exercise of stock options	—	—	—	—

Net cash provided by (used in) financing activities	9,769	(176)	(5,229)	4,364

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(883)	(883)

Net Increase (Decrease) in Cash and Cash Equivalents	26,163	(17)	2,208	28,354
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$41,970	$113	$17,926	$60,009

THE GEO GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;
•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;
•	our ability to reactivate the North Lake Correctional Facility in Michigan;
•	an increase in unreimbursed labor rates;
•	our ability to expand, diversify and grow our correctional, mental health and residential treatment services business;
•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;
•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;
•	our ability to estimate the government’s level of dependency on privatized correctional services;
•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;
•	our ability to develop long-term earnings visibility;
•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of consummation of the merger with Cornell;
•	our ability to obtain future financing at competitive rates;
•	our exposure to rising general insurance costs;
•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;
•	our exposure to claims for which we are uninsured;
•	our exposure to rising employee and inmate medical costs;
•	our ability to maintain occupancy rates at our facilities;
•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;
•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, including our pending acquisition of Cornell;
•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and
•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended April 4, 2010 as “First Quarter 2010,” and we refer to the thirteen weeks ended March 29, 2009 as “First Quarter 2009.”
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
As of April 4, 2010, we managed 56 facilities totaling approximately 52,700 beds worldwide. As of the end of First Quarter 2010, we had an additional 4,325 beds under development at three facilities, including an expansion and renovation of one vacant facility which we own, the expansion of one facility we currently own and operate and a new 2,000-bed facility which we will manage upon completion. We maintained an average companywide facility occupancy rate of 94.4% for First Quarter 2010.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 3, 2010.
Fiscal 2010 Developments
Stock Repurchase Program
On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be extended or suspended at any time at our discretion. During the thirteen weeks ended April 4, 2010, we purchased 2.8 million shares of our common stock at a cost of $53.9 million using cash on hand and cash flow from operating activities. Through March 31, 2011, we may purchase, at our discretion, additional shares with respect to $26.1 million in funds available from cash on hand, borrowings under our Revolver and/ or cash flow from operating activities.
Contract Terminations
On April 14, 2010, we announced the results of the rebids of two of our managed-only contracts. The State of Florida has issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts will terminate effective September 26, 2010 and August 1, 2010, respectively.
On April 4, 2010, our wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.
Facility Construction
The following table sets forth current expansion and development projects at April 4, 2010:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
North Lake Correctional Facility, Michigan(1)	1,225	1,755	Q2 2010	Federal or Various States	GEO
Aurora ICE Processing Center, Colorado(2)	1,100	1,532	Q2 2010	Federal	GEO
Broward Transition Center, Florida(3)	n/a	n/a	Q3 2010	Federal	GEO
Blackwater River Correctional Facility, Florida	2,000	2,000	Q2 2010	DMS	Third party

Total	4,325

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	We do not yet have customers for these expansion beds.

(3)	We are currently operating this facility and have a management contract for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.
Merger with Cornell Companies
On April 19, 2010, we, along with Cornell Companies, Inc., which we refer to as Cornell, announced that our respective boards of directors have approved a definitive merger agreement, which provides that we will acquire Cornell. If the merger is approved, stockholders of Cornell will have the option to elect to receive either (x) 1.3 shares of our common stock for each share of Cornell’s common stock or (y) an amount of cash consideration equal to the greater of (i) the fair market value of one share of our common stock plus $6.00 or (ii) the fair market value of 1.3 shares of our common stock. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell’s common stock may be exchanged for the cash consideration. If elections are made such that the aggregate cash consideration to be received by Cornell stockholders would exceed $100 million in the aggregate, such excess amount may be paid at the our election in shares of our common stock or in cash. Based on the closing stock price of our common stock as of April 29, 2010, and assuming the maximum cash election, we would issue approximately 15.8 million shares of stock in connection with the merger. We will assume or refinance approximately $300 million of Cornell’s debt, comprising of approximately $180 million in recourse debt and approximately $120 million in non-recourse debt related to Cornell’s special purpose entity Municipal Corrections Finance, L.P. (“MCF”) bonds, excluding cash.
Contracts Awards
On May 5, 2010, we announced the signing of a contract with the State of Florida, Department of Management Services (the “Department”) for the management of the 2,000-bed Blackwater River Correctional Facility (“Blackwater”) located in Santa Rosa

County, Florida. Under the terms of the managed-only contract, Blackwater is scheduled to open and begin the intake of inmates on November 1, 2010. The ramp-up of the population is expected to be completed in the first quarter of 2011. This facility has 2,000 beds and will house medium and close-custody security adult male inmates with a minimum occupancy guarantee of 90 percent.
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $28.0 million and $27.2 million as of April 4, 2010 and January 3, 2010, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.
Income Taxes
Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Additionally, judgment must be made as to certain tax positions which may not be fully sustained upon review by tax authorities. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $1.0 million, $0.9 million and $0.6 million, respectively, for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will continue to be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. During the thirteen weeks ended April 4, 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of its buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. Refer to Results of Operations and to Item 1. Notes to Consolidated Financial Statements — Note 1 Summary of Significant Accounting Policies for a discussion of the impact of this change in estimate relative to depreciation and amortization for the thirteen weeks ended April 4, 2010.
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
Comparison of First Quarter 2010 and First Quarter 2009
Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$192,511	67.0%	$191,770	74.0%	$741	0.4%
International services	45,880	16.0%	25,678	10.0%	20,202	78.7%
GEO Care	34,700	12.0%	28,603	11.0%	6,097	21.3%
Facility construction and design	14,451	5.0%	13,010	5.0%	1,441	11.1%

Total	$287,542	100.0%	$259,061	100.0%	$28,481	11.0%

U.S. corrections
Revenues increased slightly in First Quarter 2010 compared to First Quarter 2009. The increase in revenues is due to (i) an aggregate increase of $5.0 million from the activations of bed expansions and higher per diem rates at the Broward Transition Center located in Deerfield Beach, Florida and the Northwest Detention Center located in Tacoma, Washington; (ii) an increase of $1.1 million at the South Bay Correctional Facility located in South Bay, Florida, due to per diem rates increases; (iii) a combined increase of $1.0 million from higher populations at the Maverick County Detention Facility in Maverick, Texas and the Val Verde Correctional Facility in Del Rio, Texas; and (iv) an increase of $0.5 million at the South Texas Detention Complex in Pearsall, Texas from a higher minimum guarantee and higher per diem rates that went into effect February 2009. We also experienced some increases at other facilities which were offset by a decrease in revenues of $1.6 million at LaSalle Detention Facility located in Jena, Louisiana due to a population decrease and a decrease of $6.1 million, in aggregate, due to the termination of our contracts at the McFarland Community Correctional

Facility located in McFarland, California, the Sanders Estes Unit in Venus, Texas, the Jefferson County Downtown Jail in Beaumont, Texas, the Newton County Correctional Center in Newton, Texas and the Fort Worth Community Corrections Facility in Fort Worth, Texas.
The number of compensated mandays in U.S. corrections facilities decreased net by approximately 76,000 to 3.5 million mandays in First Quarter 2010 from 3.6 million mandays in First Quarter 2009 due to the above mentioned contract terminations offset by the activation of new beds from expansions also discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 93.5% of capacity in First Quarter 2010, excluding the terminated contracts for the McFarland Community Correctional Facility, the Sanders Estes Unit, the Jefferson County Downtown Jail, the Newton County Correctional Center and the Fort Worth Community Corrections Facility. The average occupancy in our U.S. correction and detention facilities was 94.5% in First Quarter 2009.
International services
Revenues for our International services segment during First Quarter 2010 increased significantly over the prior year primarily due to our new management contracts for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) and the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”) which contributed an aggregate of $11.0 million in First Quarter 2010. We opened Harmondsworth in Second Quarter 2009 and Parklea in Fourth Quarter 2009. We also experienced an increase in revenues of $8.7 million over First Quarter 2009 due to the favorable impact of changes in the foreign exchange rates in First Quarter 2010.
GEO Care
The increase in revenues for GEO Care in First Quarter 2010 compared to First Quarter 2009 is attributable to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care. This 354-bed facility, which we began managing in Fourth Quarter 2009, generated $6.7 million in revenues in First Quarter 2010. This increase was partially offset by an aggregate decrease in revenues of $0.7 million at the Florida Civil Commitment Center in Arcadia, Florida which experienced a decrease in per diem rates in April 2009 and the South Florida State Hospital in Pembroke Pines, Florida which benefited in First Quarter 2009 from a one-time rate increase not experienced in First Quarter 2010.
Facility construction and design
Revenues from the Facility construction and design segment increased slightly in First Quarter 2010 compared to First Quarter 2009 due to increases of $8.4 million related to the construction of Blackwater River Correctional Facility in Milton, Florida which commenced in First Quarter 2009. This increase in revenues was offset by a decrease in revenues of $6.5 million due to the completion of Florida Civil Commitment Center in Second Quarter 2009, and the completion of Graceville Correctional Facility Expansion in First Quarter 2009.
Operating Expenses

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$138,723	72.1%	$141,193	73.6%	$(2,470)	(1.7)%
International services	43,654	95.1%	23,479	91.4%	20,175	85.9%
GEO Care	30,502	87.9%	24,724	86.4%	5,778	23.4%
Facility construction and design	13,503	93.4%	12,931	99.4%	572	4.4%

Total	$226,382	78.7%	$202,327	78.1%	$24,055	11.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The decrease in operating expenses for U.S. corrections is mainly driven by costs decreasing $5.7 million primarily from the termination of certain contracts as discussed above. The decrease in operating expenses for U.S. corrections is offset by an increase of

$2.4 million in labor and operating costs due to the expansions at Northwest Detention Center located in Tacoma, Washington and Broward Transition Center located in South Bay, Florida also discussed above. Operating expenses as a percentage of revenues decreased in First Quarter 2010 compared to First Quarter 2009 due to higher margins on existing contracts while lower margin contracts have been terminated.
International services
Operating expenses for our International services segment during First Quarter 2010 increased significantly over the prior year primarily due to our new management contracts, as discussed above, where operational and start-up costs for Parklea and Harmondsworth were in aggregate $11.5 million in First Quarter 2010. We also experienced an increase in operating expenses of $8.1 million from First Quarter 2009 due to the unfavorable impact of changes in the foreign exchange rates quarter over quarter.
GEO Care
Operating expenses for residential treatment increased $5.8 million during First Quarter 2010 from First Quarter 2009 primarily due to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care, as discussed above.
Facility construction and design
Operating expenses for facility construction and design increased by $0.6 million during First Quarter 2010 compared to First Quarter 2009 primarily due to the increase in construction at Blackwater River Correctional Facility offset by decreases in construction activity at Florida Civil Commitment Center.
Depreciation and amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$7,951	4.1%	$9,084	4.7%	$(1,133)	12.5%
International services	435	0.9%	332	1.3%	103	31.0%
GEO Care	852	2.5%	400	1.4%	452	113.0%
Facility construction and design	—	—	—	—	—	—

Total	$9,238	3.2%	$9,816	3.8%	$(578)	(5.9)%

U.S. corrections
During First Quarter 2010, we completed a depreciation study on our owned correctional facilities. Based on the results of the depreciation study, we revised the estimated useful lives of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For First Quarter 2010, the change resulted in a reduction in depreciation and amortization expense of approximately $0.9 million.
International Services
Depreciation and amortization increased slightly in First Quarter 2010 over First Quarter 2009 primarily due to our new management contracts for the operation of Parklea and Harmondsworth, as discussed above, and also from the unfavorable impact of changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization for GEO Care in First Quarter 2010 compared to First Quarter 2009 is primarily due to our acquisition of Just Care.

Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$17,448	6.1%	$17,236	6.7%	$212	1.2%
General and administrative expenses comprise substantially all of our other unallocated expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,229	0.4%	$1,090	0.4%	$139	12.8%
Interest Expense	$7,814	2.7%	$7,204	2.8%	$610	8.5%
The majority of our interest income generated in First Quarter 2010 and First Quarter 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.
The net increase in interest expense of $0.6 million is primarily attributable to more indebtedness outstanding in First Quarter 2010 related to our 7 3/4% Senior Notes which resulted in an increase in interest expense of $1.7 million. We also capitalized more interest in First Quarter 2010, which corresponded to a decrease in expense of $1.1 million, primarily related to expansions at our Aurora ICE Processing Center in Aurora, Colorado, and our North Lake Correctional Facility in Baldwin, Michigan. Total Borrowings at April 4, 2010 and March 29, 2009, excluding non-recourse debt and capital lease liabilities, were $466.0 million and $391.2 million, respectively.
Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$10,807	38.8%	$9,141	38.8%	$1,666	18.2%
The effective tax rate for First Quarter 2010 was approximately 38.8%, and slightly decreased compared to the effective income tax rate of 38.8% for the same period in the prior year. We estimate our annual effective tax rate for fiscal 2010 to be in the range of 38% to 39%.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $197 million, of which $173.7 million was spent during fiscal years 2008 and 2009 and through First Quarter of 2010. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $23.3 million, which will be spent through our fiscal year 2010. In addition to these construction commitments, in May 2010, we agreed to purchase a land and an existing facility in California for $28.0 million. We expect to close this sale in June 2010. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase.

Merger with Cornell Companies
On April 19, 2010, we, along with Cornell, announced that our respective boards of directors have approved a definitive merger agreement which provides that we will acquire Cornell for stock and/or cash as specified in the merger agreement. As a result of the merger agreement, one of our lenders committed to $150 million in financing under the accordion feature of our Senior Credit Facility, which combined with our current debt availability, will be used to finance all cash consideration payable pursuant to the terms of the transaction. In accordance with the merger agreement, no more than 20% of the consideration offered to the stockholders of Cornell Companies will be made in cash. Further, if the cash settlement is greater than $100 million, we may, at our discretion, reduce the total cash paid to the stockholders to $100 million and pay the excess in shares of our common stock.
Liquidity and Capital Resources
We plan to fund all of our capital needs, including our capital expenditures and the closing of the Cornell transaction, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from our $330.0 million Revolver as well as borrowings under the $200.0 million accordion feature of our Senior Credit Facility.
As of April 4, 2010, we had a total of $466.0 million of consolidated debt outstanding, excluding $107.5 million of non-recourse debt and capital lease liability balances of $15.0 million. As of April 4, 2010, we also had outstanding nine letters of guarantee totaling $9.1 million under separate international credit facilities. Based on our debt covenants and the amount of indebtedness we have outstanding, as of April 29, 2010, we had the ability to borrow an additional approximately $207.1 million under our Revolver after considering debt covenants. Our significant debt service obligations could have material consequences.
Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility, including our $150 million financing commitment under the accordion feature of the Senior Credit Facility, will be adequate to support our capital requirements for 2010 and 2011 disclosed above, including the closing of the Cornell transaction. However, we are currently in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2010 and 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.
In February, 2010, our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the thirteen weeks ended April 4, 2010, we purchased 2.8 million shares of our common stock at a cost of $53.9 million using cash on hand and cash flow from operating activities. Through March 31, 2011, we may purchase, at our discretion, additional shares with respect to $26.1 million in funds available from cash on hand, borrowings under our Revolver and/ or cash flow from operating activities.
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
The Senior Credit Facility
Our Senior Credit Facility, as amended, is comprised of a $154.1 million Term Loan B bearing interest at LIBOR plus 2.00% and maturing in January 2014 and the $330.0 million Revolver which currently bears interest at LIBOR plus 3.25% and matures in September 2012. We have the ability to increase our borrowing capacity under the Senior Credit Facility by another $200.0 million subject to lender demand, market conditions and existing borrowings.
As of April 4, 2010, we had $154.1 million outstanding under the Term Loan B, and our $330.0 million Revolver had $67.0 million outstanding in loans, $45.2 million outstanding in letters of credit and approximately $217.8 million available for borrowings, which we refer to as our Unused Revolver, after considering our debt covenants. We intend to use future borrowings from the Revolver for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.
7 3/4% Senior Notes
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolver.
The 7 3/4% Senior Notes and the guarantees are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the our Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors After October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Percentage
2013	103.875%
2014	101.938%
2015 and thereafter	100.000%
Before October 15, 2013, we may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium together with accrued and unpaid interest and liquidated damages, if any. In addition, at any time on or prior to October 15, 2012, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
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

In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of April 4, 2010.
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, which we refer to as CSC. CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE, for development and operation of the detention center. In order to finance its construction, South Texas Local Development Corporation, which we refer to as STLDC, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
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
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of April 4, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of April 4, 2010, included in current restricted cash and non-current restricted cash is $6.3 million and $4.7 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.50% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended April 4, 2010 in relation to the WEDFA bond indenture. As of April 4, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is due within the next 12 months.
As April 4, 2010, included in current restricted cash and non-current restricted cash is $7.0 million and $7.3 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $45.4 million at April 4, 2010. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 4, 2010, was $4.6 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.3 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.2 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.8 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.5 million commencing in 2017. We have a liability of $1.6 million related to this exposure as of April 4, 2010. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At April 4, 2010, we also have outstanding nine letters of guarantee related to our Australian subsidiary totaling $9.1 million under separate international facilities.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.
Derivatives
In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. In January 2010, we executed a fourth interest rate swap agreement in the notional amount of $25.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the lender the right to terminate the interest rate swaps at fair market value if they are no longer a lender under the Credit Agreement. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes.

Total net gains recognized and recorded in earnings related to these fair value hedges was $0.4 million in the thirteen weeks ended April 4, 2010. As of April 4, 2010 and January 3, 2010, the fair value of the swap liabilities was $1.5 million and $1.9 million, respectively. There was no material ineffectiveness of these interest rate swaps for the thirteen weeks ended April 4, 2010.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.0 million and $0.1 million for the thirteen weeks ended April 4, 2010 and March 29, 2009, respectively. The total value of the swap asset as of April 4, 2010 and January 3, 2010 was $2.0 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
Cash Flow
Cash and cash equivalents as of April 4, 2010 was $30.3 million, a decrease of $3.6 million from January 3, 2010.
Cash provided by operating activities of continuing operations amounted to $64.7 million in First Quarter 2010 versus cash provided by operating activities of continuing operations of $41.8 million in First Quarter 2009. Cash provided by operating activities of continuing operations in First Quarter 2010 was positively impacted by the dividend received by our South Africa consolidated subsidiary from our South African joint venture of $3.9 million, an increase in accounts payable and accrued expenses and accrued payroll and related taxes of $9.7 million due to the timing of cash payments to our customers and our employees, and a decrease in accounts receivable of $21.3 million due to the timing of cash collections from our customers. Cash provided by operating activities of continuing operations in First Quarter 2009 was positively impacted by a decrease in accounts receivable of $21.1 million due to the timing of cash collections from our customers offset by a decrease in accounts payable and accrued expenses and accrued payroll and related taxes of $9.7 million.
Cash used in investing activities amounted to $17.9 million in First Quarter 2010 compared to cash used in investing activities of $22.4 million in First Quarter 2009. Cash used in investing activities in First Quarter 2010 primarily reflects capital expenditures of $15.7 million related to the construction of correctional and detention facilities and an increase in restricted cash of $2.3 million. Cash used in investing activities in the First Quarter 2009 primarily reflects capital expenditures of $23.4 million and a decrease in restricted cash of $1.0 million.
Cash used in financing activities in First Quarter 2010 amounted to $50.4 million compared to cash provided by financing activities of $4.4 million in First Quarter 2009. Cash used in financing activities in the First Quarter 2010 reflects payments for repurchase of our common stock of $53.9 million, payments on long-term debt and non-recourse debt of $12.8 million offset by proceeds received from the Revolver of $15.0 million. Cash provided by financing activities in the First Quarter 2009 reflects proceeds received from borrowings on our Revolver of $18.0 million offset by payments on the Revolver of $8.0 million and payments on long-term debt and non-recourse debt of $6.3 million.
Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Information” above, and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the greater number of opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. While state budgetary pressures are expected to persist in fiscal years 2010 and 2011, we are encouraged by recent signs that the rate of decline in state revenue collections is slowing. While thirty-eight states still project budget gaps in fiscal year 2011, forty-one states project that fiscal year 2011 revenues will exceed final estimated revenue collections in fiscal year 2010, according to a March 2010 report issued by the National Conference on State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Additionally, several of our management contracts are up for renewal and/or re-bid in 2010. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our management contracts scheduled to expire in 2010 on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, in the United Kingdom and in Australia, we recently began the operation and management under two new contracts with an aggregate of 1,083 beds. These projects commenced operations the second half of fiscal year 2009. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for Proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. Once preferred bidders have been announced, we anticipate final close to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. In New Zealand, we have been short-listed to bid on a correctional center in Auckland. The New Zealand government has also announced intentions to solicit Expressions of Interest for a new design, build, finance and manage contract for a new correctional center in late 2010 for approximately 1,000 beds. We believe that additional opportunities will become available in international markets and plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.
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
If the proposals that are required to be approved by GEO’s stockholders and Cornell’s stockholders in connection with the consummation of the merger with Cornell are approved, we expect to increase our aggregate annual revenues by approximately $400 million to more than $1.5 billion. This increase in revenues will occur in our U.S. corrections and GEO Care segments.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Labor and related cost represented 55.8% of our operating expenses in First Quarter 2010. Additional significant operating expenses include food, utilities and inmate medical costs. In 2009, operating expenses totaled 78.7% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2010 will be impacted by the opening of any new facilities. We expect our results in 2010 to reflect increases to interest expense due to higher rates related to incremental borrowings on our Senior Credit Facility, more average indebtedness and less capitalized interest due to a decrease in construction activity. We also expect increases to depreciation expense as a percentage of revenue due to the carrying costs we will incur for two newly constructed and expanded facilities for which we have no corresponding management contracts for the expansion beds. A portion of these increases will be offset by a savings to depreciation expense. During the thirteen weeks ended April 4, 2010, we completed a depreciation study on our owned correctional facilities and, as a result, revised the estimated useful lives of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The impact for the year ended January 2, 2011 is expected to be $2.2 million, net of tax. In addition to the factors discussed relative to our current operations, we will experience increases in operating expenses if merger with Cornell is approved. As of March 31, 2010, Cornell operated 63 facilities representing 20,531 beds and Cornell owned five facilities, which were vacant, representing 861 beds. See discussion below relative to Synergies and Cost Savings.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, business development costs and other administrative expenses. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. In First Quarter 2010, general and administrative expenses totaled 6.1% of our consolidated revenues. Excluding the impact of the merger with Cornell, we expect general and administrative expenses as a percentage of revenue in 2010 to be generally consistent with our general and administrative expenses for 2009. If the merger with Cornell is approved by both companies’ shareholders, we expect to incur approximately $19 million in non-recurring transaction related expenses. Transaction costs, which we believe will be non deductible for Federal Income Tax purposes, include legal, financial advisory due diligence, filing fees and other costs necessary to close the transaction.
Synergies and Cost Savings
If the merger with Cornell is approved, our management anticipates annual synergies of $12-15 million during the year following the completion of the merger, and believes there may be potential to achieve additional synergies thereafter. We believe the merger should result in a number of important synergies achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved will further enhance cash provided in operations and return on invested capital of the combined company. We do not anticipate significant synergies in 2010.
Future Adoption of Accounting Standards
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $221.1 million and $45.2 million in outstanding letters of credit, as of April 4, 2010, for every one percent increase in the interest rate applicable to the Amended Senior Credit Facility, our total annual interest expense would increase by $2.7 million.
In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. Effective January 6, 2010, we executed a fourth swap agreement relative to a notional amount of $25.0 million of our 7 3/4% Senior Notes. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29% also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at April 4, 2010, every 10 percent change in historical currency rates would have approximately a $5.3 million effect on our financial position and approximately a $0.2 million impact on our results of operations over the next fiscal year.

ITEM 4.	CONTROLS AND PROCEDURES.
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

THE GEO GROUP, INC.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when we were served with notice of a complaint filed against us by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $16.6 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
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
On April 27, 2010, GEO, along with Cornell and Cornell’s directors, were named in a purported stockholder class action complaint filed by Todd Shelby, individually and on behalf of all others similarly situated, in the district court of Harris County, Texas. The complaint alleges, among other things, that Cornell’s directors breached their fiduciary duties by entering into the merger agreement without first taking steps to obtain adequate, fair and maximum consideration for Cornell’s stockholders by shopping the company or initiating an auction process, by structuring the transaction to take advantage of Cornell’s current low stock valuation, and by structuring the transaction to benefit GEO while making an alternative transaction either prohibitively expensive or otherwise impossible, and that the corporate defendants have aided and abetted such breaches by Cornell’s directors. The plaintiffs are seeking, among other things, both an injunction prohibiting the merger and a constructive trust in an unspecified amount over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. One of the conditions to the closing of the merger is that there not be any legal prohibition preventing the consummation of the merger, which would include the injunction sought by the plaintiffs in this case if it were to be granted. As a result, if the plaintiffs are successful in obtaining the injunction they seek, the merger may be blocked or delayed, or there could be substantial costs to GEO. It is possible that other similar lawsuits may be filed in the future. GEO cannot estimate any possible loss from this or similar future litigation at this time.
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

ITEM 1A.	RISK FACTORS.
Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed on February 22, 2010 (the “2009 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2009 Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our 2009 Form 10-K. We encourage you to read these risk factors in their entirety.

There can be no assurance that the merger pursuant to which GEO will acquire Cornell will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on GEO’s stock price, business, financial condition, results of operations or prospects.
The merger is subject to a number of conditions to closing, including (i) the approval of the issuance of shares of GEO common stock in accordance with the terms of the merger agreement, (ii) the adoption of the merger agreement by the Cornell stockholders, (iii) the expiration or termination of the waiting period (and any extension thereof) or the resolution of any litigation instituted applicable to the merger under the HSR Act or any other applicable federal or state statute or regulation, (iv) no temporary restraining order, preliminary or permanent injunction or other order shall have been issued (and remain in effect) by a court or other governmental entity having the effect of making the merger illegal or otherwise prohibiting the consummation of the merger, (v) the approval for listing on the NYSE of the shares of GEO common stock issuable in connection with the merger and (vi) the receipt of certain third party contractual approvals that are required as a result of the merger.
If the shareholders of GEO fail to approve the GEO share issuance or if Cornell stockholders fail to adopt the merger agreement, GEO and Cornell will not be able to complete the merger. Additionally, if the other closing conditions are not met or waived, the companies will not be able to complete the merger. As a result, there can be no assurance that the merger will be completed in a timely manner or at all.
Further, the announcement and pendency of the merger could disrupt GEO’s business, in any of the following ways, among others:
•	GEO employees may experience uncertainty about their future roles with the combined company, which might adversely affect GEO’s ability to retain and hire key managers and other employees;

•	the attention of GEO’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from GEO’s day-to-day business operations; and

•	customers, suppliers or others may seek to modify or terminate their business relationships with GEO.
GEO may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.
For the foregoing reasons, there can be no assurance that the announcement and pendency of the merger, or the failure of the merger to be consummated, will not have an adverse effect on GEO’s stock price, business, financial condition, results of operations or prospects.
There can be no assurance that GEO will be able to obtain the debt financing required in connection with the merger.
GEO’s obligation to complete the merger is not conditioned on receipt of any financing. However, GEO needs approximately $300.0 million to fund the cash component of the merger consideration, the redemption of Cornell’s 10.75% senior notes, the refinancing of Cornell’s credit facility and the payment of transaction fees and expenses. GEO intends to fund the foregoing utilizing a combination of existing cash and one or more draws upon GEO’s senior credit facility. BNP Paribas has provided a commitment to extend $150.0 million of additional financing under the accordion feature of GEO’s existing senior credit facility. GEO may choose to draw upon its existing senior credit facility and the $150.0 million of committed financing or it may choose to pursue alternate financing sources, including debt financing or accessing the capital markets. GEO is currently in compliance with its debt covenants; however, GEO cannot guarantee that it will continue to be in compliance with all necessary conditions in order to draw upon its existing senior credit facility or the $150.0 million of committed financing, or that it will be able to obtain alternative financing on terms as favorable as its current debt financing arrangements, on commercially acceptable terms, or at all. If GEO is unable to access its current sources of debt financing or is unable to use its available cash and obtain any alternative financing in order to fund the payments it is obligated to make in connection with the merger, GEO will be in breach of the merger agreement.
GEO may experience difficulties integrating Cornell’s business.
Currently, GEO and Cornell operate as independent public companies. Achieving the anticipated benefits of the merger will depend in significant part upon whether the two companies integrate their businesses in an efficient and effective manner. Due to legal restrictions, GEO has been able to conduct only limited planning regarding the integration of the two companies following the merger and has not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. GEO may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. GEO and Cornell operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of operations following the merger will require the dedication of significant management and external resources, which may temporarily distract GEO’s attention from the day-to-day business and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of GEO’s management to successfully and timely integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the combined company.
GEO may not fully realize the anticipated synergies and related benefits of the merger or within the timing anticipated.
GEO and Cornell entered into the merger agreement because each company believes that the merger will be beneficial to each of GEO, the GEO shareholders, Cornell and the Cornell stockholders including, among other things, as a result of the anticipated synergies resulting from the combined company’s operations. GEO’s management anticipates annual synergies of $12-$15 million during the year following the completion of the merger. GEO may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger within the timing anticipated or at all. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after the merger, and possibly longer, the benefits from the merger will be offset by the costs incurred in integrating the businesses and operations, or adverse conditions imposed by regulatory authorities on the combined business in connection with granting approval for the merger. An inability to realize the full extent of, or any of, the anticipated synergies or other benefits of the merger, as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on the business and results of operations of the combined company, and may affect the value of the shares of GEO common stock after the completion of the merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchase of Equity Securities:
The following table presents information related to repurchases of our common stock made during the three months ended April 4, 2010:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid per	Announced Plans or	Under the Plans or
Period	Shares Purchased	Share	Programs (1)(2)	Programs
January 4, 2010-February 4, 2010	—	—	—	—
February 5, 2010-March 4, 2010	362,471	$19.45	362,471	$72,944,501
March 5, 2010-April 4, 2010	2,405,410	$19.45	2,405,410	$26,102,735

(1)	On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program of up to $80.0 million of its common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable rules and requirements of the Securities and Exchange Commission. The program also may include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.

(2)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares, if any, will be deposited, into treasury and retained for future uses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.
(A) Exhibits
31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: May 13, 2010
/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)