Form 10-Q
period 2010-07-04
GEO GROUP INC
filed 2010-08-13
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 4, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
At August 10, 2010, 48,965,825 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 4, 2010 AND JUNE 28, 2009
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues	$280,095	$276,379	$567,637	$535,440
Operating expenses	216,927	218,857	443,309	421,184
Depreciation and amortization	9,474	9,630	18,712	19,446
General and administrative expenses	20,655	17,015	38,103	34,251

Operating income	33,039	30,877	67,513	60,559
Interest income	1,486	1,206	2,715	2,296
Interest expense	(8,447)	(6,761)	(16,261)	(13,965)

Income before income taxes, equity in earnings of affiliate and discontinued operations	26,078	25,322	53,967	48,890
Provision for income taxes	10,189	9,690	20,996	18,831
Equity in earnings of affiliate, net of income tax provision of $437, $334, $1,223 and $584	1,128	859	1,718	1,503

Income from continuing operations	17,017	16,491	34,689	31,562
Income (loss) from discontinued operations, net of tax provision (benefit) of $0, $13, $0 and $(216)	—	20	—	(346)

Net income	$17,017	$16,511	$34,689	$31,216

Weighted-average common shares outstanding:
Basic	48,776	50,802	49,743	50,749

Diluted	49,314	51,835	50,480	51,784

Income per common share:
Basic:
Income from continuing operations	$0.35	$0.32	$0.70	$0.62
Income from discontinued operations	—	0.01	—	—

Net income per share-basic	$0.35	$0.33	$0.70	$0.62

Diluted:
Income from continuing operations	$0.35	$0.32	$0.69	$0.61
Loss from discontinued operations	—	—	—	(0.01)

Net income per share-diluted	$0.35	$0.32	$0.69	$0.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 4, 2010 AND JANUARY 3, 2010
(In thousands, except share data)

	July 4, 2010	January 3, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,135	$33,856
Restricted cash	13,306	13,313
Accounts receivable, less allowance for doubtful accounts of $475 and $429	174,199	200,756
Deferred income tax asset, net	17,020	17,020
Other current assets	13,509	14,689

Total current assets	258,169	279,634

Restricted Cash	25,507	20,755
Property and Equipment, Net	1,030,558	998,560
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	32,848	37,162
Goodwill	40,089	40,090
Intangible Assets, Net	16,292	17,579
Other Non-Current Assets	48,740	49,690

	$1,456,551	$1,447,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,901	$51,856
Accrued payroll and related taxes	24,958	25,209
Accrued expenses	77,019	80,759
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,671	19,624

Total current liabilities	166,549	177,448

Deferred Income Tax Liability	7,060	7,060
Other Non-Current Liabilities	31,500	33,142
Capital Lease Obligations	14,087	14,419
Long-Term Debt	523,034	453,860
Non-Recourse Debt	87,415	96,791
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 68,852,253 and 67,704,008 issued and 48,898,425 and 51,629,005 outstanding	489	516
Additional paid-in capital	358,791	351,550
Retained earnings	400,616	365,927
Accumulated other comprehensive income	2,612	5,496
Treasury stock 19,953,828 and 16,075,003 shares, at cost, at July 4, 2010 and January 3, 2010	(136,128)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	626,380	664,601
Noncontrolling interest	526	497

Total shareholders’ equity	626,906	665,098

	$1,456,551	$1,447,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JULY 4, 2010 AND JUNE 28, 2009
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009

Cash Flow from Operating Activities:
Net Income	$34,689	$31,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,712	19,446
Amortization of debt issuance costs	2,542	2,256
Restricted stock expense	1,668	1,858
Stock option plan expense	698	522
Provision for doubtful accounts	91	(61)
Equity in earnings of affiliates, net of tax	(1,718)	(1,503)
Income tax charge (benefit) of equity compensation	(15)	146
Changes in assets and liabilities:
Accounts receivable	25,163	12,738
Other current assets	20	596
Other assets	5,318	373
Accounts payable and accrued expenses	(2,355)	7,698
Accrued payroll and related taxes	576	(862)
Other liabilities	(51)	3,109

Net cash provided by operating activities of continuing operations	85,338	77,532
Net cash provided by operating activities of discontinued operations	—	5,818

Net cash provided by operating activities	85,338	83,350

Cash Flow from Investing Activities:
Just Care purchase price adjustment	(41)	—
Proceeds from sale of assets	334	—
Increase in restricted cash	(5,218)	(1,563)
Capital expenditures	(56,363)	(71,759)

Net cash used in investing activities	(61,288)	(73,322)

Cash Flow from Financing Activities:
Payments on long-term debt	(41,084)	(16,325)
Proceeds from long-term debt	97,000	18,000
Termination of interest rate swap agreement	—	1,031
Payments for purchase of treasury shares	(77,278)	—
Proceeds from the exercise of stock options	4,871	8
Income tax (charge) benefit of equity compensation	15	(146)
Debt issuance costs	—	(326)

Net cash (used in) provided by financing activities	(16,476)	2,242
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,295)	3,252

Net Increase in Cash and Cash Equivalents	6,279	15,522
Cash and Cash Equivalents, beginning of period	33,856	31,655

Cash and Cash Equivalents, end of period	$40,135	$47,177

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,879	$28,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirteen weeks ended July 4, 2010 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2011.
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
During the first quarter of 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The basis for the change in the useful life of the Company’s owned correctional facilities is due to the expectation that these facilities are capable of being used for a longer period than previously anticipated based on quality of construction and effective building maintenance. The Company accounted for the change in the useful lives as a change in estimate which is accounted for prospectively beginning January 4, 2010. For the thirteen weeks and twenty-six weeks ended July 4, 2010, the change resulted in a reduction in depreciation and amortization expense, and corresponding increase to income from continuing operations, of $0.9 million and $1.8 million, an increase to net income of $0.6 million and $1.1 million, and an increase in diluted earnings per share of $0.01 and $0.02, respectively.
2. ACQUSITION OF CORNELL COMPANIES
On April 18, 2010, the Company, GEO Acquisition III, Inc., and Cornell Companies Inc., (“Cornell”), entered into a definitive merger agreement, as amended on July 22, 2010, pursuant to which the Company will acquire Cornell for stock and/or cash. Upon completion of the merger, Cornell stockholders will be entitled to receive, at their election, either (i) 1.3 shares of common stock of GEO, par value $.01 per share, for every share of Cornell common stock in the case of Cornell stockholders electing to receive stock consideration or Cornell stockholders who fail to make an election; or (ii) the right to receive cash consideration equal to the greater of (x) the fair market value of one share of GEO common stock plus $6.00 or (y) the fair market value of 1.3 shares of GEO common stock, in the case of Cornell stockholders electing to receive cash. As defined in the merger agreement, with respect to the cash consideration, the fair market value of the shares of GEO stock is based on the average closing price of GEO’s common stock for the ten consecutive trading days ending on the last trading day immediately preceding the tenth business day preceding the closing date. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell common stock may be exchanged for the cash consideration. If cash elections are made with respect to more than 20% of Cornell’s shares, the excess over 20% shall be treated as if a stock election had been made with respect to these shares and will be exchanged for shares of GEO common stock. Additionally, if cash elections are made such that the aggregate cash consideration would exceed $100.0 million, then GEO may elect, in its sole discretion, to pay such excess amount in shares of GEO common stock or in cash.
On May 5, 2010, the Company, along with Cornell, filed a preliminary joint merger proxy statement and a prospectus, which was declared effective by the Securities and Exchange Commission on July 15, 2010, in order to obtain the necessary shareholder votes to consummate the merger.

On August 12, 2010, the Company acquired 100% of Cornell for stock and cash pursuant to the merger agreement executed on April 18, 2010, discussed above. GEO shareholders of record as of July 2, 2010 were entitled to vote at the special meeting on August 12, 2010. Cornell stockholders of record as of July 2, 2010 were eligible to vote and Cornell stockholders as of the election record date of July 20, 2010 were required to submit an election form indicating their election of cash or stock consideration for their outstanding shares by August 11, 2010, the day before the Cornell special meeting held on August 12, 2010. Refer to Note 18.
During the second fiscal quarter of 2010, the Company incurred $2.1 million in non-recurring direct transaction related expenses which are recorded as operating expenses in the Company’s consolidated statements of income for the thirteen and twenty-six weeks ended July 4, 2010.
3. SHAREHOLDERS’ EQUITY
Stock repurchase program
On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock effective through March 31, 2011. The stock repurchase program is implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. During the thirteen and twenty-six weeks ended July 4, 2010, the Company purchased 1.1 million and 3.9 million shares of its common stock, respectively, at a cost of $23.4 million and $77.3 million, respectively, using cash on hand and cash flow from operating activities.
Earnings per share
Basic earnings per share is computed by dividing the income from continuing operations available to common shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Income from continuing operations	$17,017	$16,491	$34,689	$31,562
Basic earnings per share from continuing operations:
Weighted average shares outstanding	48,776	50,802	49,743	50,749

Per share amount	$0.35	$0.32	$0.70	$0.62

Diluted earnings per share from continuing operations:
Weighted average shares outstanding	48,776	50,802	49,743	50,749
Effect of dilutive securities:
Stock options and restricted stock	538	1,033	737	1,035

Weighted average shares assuming dilution	49,314	51,835	50,480	51,784

Per share amount	$0.35	$0.32	$0.69	$0.61

Thirteen Weeks
For the thirteen weeks ended July 4, 2010, 25,893 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the thirteen weeks ended June 28, 2009, 89,966 weighted average shares of stock underlying options and 13,807 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
Twenty-six Weeks
For the twenty-six weeks ended July 4, 2010, 38,973 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
For the twenty-six weeks ended June 28, 2009, 121,859 weighted average shares of stock underlying options and 8,035 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

4. EQUITY INCENTIVE PLANS
The Company had awards outstanding under four equity compensation plans at July 4, 2010: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On April 29, 2009, the Company’s Board of Directors adopted and its shareholders approved several amendments to the 2006 Plan, including an amendment providing for the issuance of an additional 1,000,000 shares of the Company’s common stock which increased the total amount of shares of common stock issuable pursuant to awards granted under the plan to 2,400,000 and specifying that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. On June 26, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 163,000 restricted stock awards to certain employees. Additionally, on October 28, 2009, the Company’s Compensation Committee of the Board of Directors approved a grant of 439,500 stock option awards. As of July 4, 2010, the Company had 585,294 shares of common stock available for issuance pursuant to future awards that may be granted under the plan.
A summary of the activity of stock option awards issued and outstanding under Company Plans is presented below.

	July 4, 2010
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at January 3, 2010	2,807	$10.26	4.80	$32,592
Options granted	—	—	—	—
Options exercised	(1,152)	4.23
Options forfeited/canceled/expired	(29)	20.73

Options outstanding at July 4, 2010	1,626	$14.36	6.09	$10,702

Options exercisable at July 4, 2010	1,107	$11.70	4.84	$10,190

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen and twenty-six weeks ended July 4, 2010, the amount of stock-based compensation expense related to stock options was $0.3 million and $0.7 million, respectively. For the thirteen and twenty-six weeks ended June 28, 2009, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.5 million, respectively. As of July 4, 2010, the Company had $2.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. A summary of the activity of restricted stock outstanding is as follows:

		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 3, 2010	383,100	$19.66
Granted	—	—
Vested	(155,600)	18.25
Forfeited/canceled	(3,250)	20.77

Restricted stock outstanding at July 4, 2010	224,250	$20.63

During the thirteen and twenty-six weeks ended July 4, 2010, the Company recognized $0.9 million and $1.7 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen and twenty-six weeks ended June 28, 2009, the Company recognized $1.0 million and $1.9 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of July 4, 2010, the Company had $3.6 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.3 years.

5. DISCONTINUED OPERATIONS
The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. The Company reflects such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. The component unit for which cash flows are considered to be completely eliminated exists at the customer level.
Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the fiscal year 2008, the Company discontinued operations at certain of its domestic and international facilities. Where significant, the results of operations, net of taxes, as further discussed below, have been reflected in the accompanying consolidated financial statements as discontinued operations for the thirteen and twenty-six weeks ended June 28, 2009. There were no continuing cash flows from these operations in the thirteen and twenty-six weeks ended July 4, 2010 and as such there are no amounts reclassified to discontinued operations.
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
The following are the revenues and income (loss) related to discontinued operations for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues	$—	$46	$—	$290
Net (loss) income	$—	$20	$—	$(346)
Basic earnings per share	$—	$0.01	$—	$—
Diluted earnings per share	$—	$—	$—	$(0.01)
6. COMPREHENSIVE INCOME
The components of the Company’s comprehensive income, net of tax, are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income	$17,017	$16,511	$34,689	$31,216
Change in foreign currency translation, net of income tax expense (benefit) of $(1,061), $2,087, $(710) and $2,275, respectively	(2,536)	4,713	(2,358)	5,208
Pension liability adjustment, net of income tax expense of $7, $29, $14 and $57, respectively	11	44	22	88
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $(289), $451, $(302) and $512, respectively	(524)	820	(548)	931

Comprehensive income	$13,968	$22,088	$31,805	$37,443

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.
In November 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. In January 2010, the Company executed a fourth interest rate swap agreement in the notional amount of $25.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains recognized and recorded in earnings related to these fair value hedges was $5.4 million and $5.8 million in the thirteen and twenty-six weeks ended July 4, 2010, respectively. As of July 4, 2010 and January 3, 2010, the fair value of the swap assets (liabilities) was $3.9 million and $(1.9) million, respectively. There was no material ineffectiveness of these interest rate swaps for the fiscal periods ended July 4, 2010.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.5 million and $0.5 million for the thirteen and twenty-six weeks ended July 4, 2010, respectively. Total net gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.8 million and $0.9 million for the thirteen and twenty-six weeks ended June 28, 2009, respectively. The total value of the swap asset as of July 4, 2010 and January 3, 2010 was $1.2 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
During the twenty-six weeks ended June 28, 2009, one of the Company’s lenders with respect to its interest rate swap agreement, notional amount of $25.0 million of the $150.0 million 8 1/4% Senior Notes Due 2013, elected to settle the interest rate swap agreement at a price equal to the fair value of the interest rate swap on the respective call date. As a result, the Company realized cash proceeds of $1.0 million.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the twenty-six weeks ended July 4, 2010 were as follows (in thousands):

		Goodwill
		Resulting from	Foreign
	Balance as of	Business	Currency	Balance as of
	January 3, 2010	Combination	Translation	July 4, 2010
U.S. corrections	$21,692	$—	$—	$21,692
International services	669	—	(42)	627
GEO Care	17,729	41	—	17,770

Total segments	$40,090	$41	$(42)	$40,089

On September 30, 2009, the Company’s wholly-owned mental health subsidiary, GEO Care, Inc. (“GEO Care”), acquired Just Care, Inc. (“Just Care”), a provider of detention healthcare focusing on the delivery of medical and mental health services. During the twenty-six weeks ended July 4, 2010, the Company settled certain liabilities at amounts greater than those initially recorded and as such, adjusted goodwill resulting from business combinations. The Company expects that there may be additional information about facts and circumstances surrounding the fair value of tax related assets and liabilities that will be finalized during 2010 and any resulting adjustments will be made to goodwill.

Intangible assets consisted of the following (in thousands):

	Useful Life		International
	in Years	U.S. Corrections	Services	GEO Care	Total

Facility management contracts	7-17	$14,450	$1,875	$—	$16,325
Facility management contracts acquired	1-13	—		6,600	6,600
Covenants not to compete	4	1,470	—	—	1,470

Gross carrying value of January 3, 2010		15,920	1,875	6,600	24,395

Foreign currency translation		—	483	—	483

Gross carrying value as of July 4, 2010		15,920	2,358	6,600	24,878
Accumulated amortization expense		(7,694)	(214)	(678)	(8,586)

Net carrying value at July 4, 2010		$8,226	$2,144	$5,922	$16,292

Amortization expense was $0.6 million and $1.1 million for the thirteen and twenty-six weeks ended July 4, 2010, respectively and primarily related to the U.S. corrections amortization of intangible assets for acquired management contracts. Amortization expense was $0.4 million and $0.9 million for the thirteen and twenty-six weeks ended June 28, 2009, respectively and primarily related to the U.S. corrections amortization of intangible assets for acquired management contracts. The Company’s weighted average useful life related to the acquired facility management contracts is 12.46 years.
9. FAIR VALUE OF ASSETS AND LIABILITIES
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
All of the Company’s interest rate swap derivatives were in the Company’s favor as of July 4, 2010 and are presented as assets in the table below and in the accompanying balance sheet. The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of July 4, 2010 and January 3, 2010 (in thousands):

		Fair Value Measurements at July 4, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	July 4, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,116	$—	$5,116	$—
Investments other than derivatives	1,645	—	1,645	—

		Fair Value Measurements at January 3, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$2,020	$—	$2,020	$—
Investments other than derivatives	1,527	—	1,527	—

Liabilities:
Interest rate swap derivative liabilities	$1,887	$—	$1,887	$—

The financial investments included in the Company’s Level 2 fair value measurements consist of an interest rate swap asset held by our Australian subsidiary, interest rate swap assets and liabilities of the Company, and also an investment in Canadian dollar denominated fixed income securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.
10. FINANCIAL INSTRUMENTS
The Company’ balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values at July 4, 2010 and January 3, 2010:

	July 4, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$40,135	$40,135
Restricted cash, including short-term portion	38,813	38,813
Liabilities:
Borrowings under the Senior Credit Facility	$276,138	$272,448
7 3/4% Senior Notes	250,000	248,125
Non-recourse debt, including short-term portion	104,110	102,269

	January 3, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$33,856	$33,856
Restricted cash, including short-term portion	34,068	34,068
Liabilities:
Borrowings under the Senior Credit Facility	$212,963	$203,769
7 3/4% Senior Notes	250,000	255,000
Non-recourse debt, including short-term portion	113,724	113,360
The fair values of the Company’s Cash and cash equivalents and Restricted cash approximate the carrying values of these assets at July 4, 2010 and January 3, 2010. The fair values of publicly traded debt and other non-recourse debt are based on market prices, where available. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar trades.
11. VARIABLE INTEREST ENTITIES
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
The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established in 2001, to design, finance and build the Kutama Sinthumule Correctional Centre and was subsequently, awarded a 25-year contract to design, construct, manage and finance a facility in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from the government which is fully guaranteed, except in the event of default, for which the government provides an

80% guarantee. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $9.5 million at July 4, 2010 and its guarantees related to SACS discussed in Note 13.
The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. See Note 13.
12. NONCONTROLLING INTEREST IN SUBSIDIARY
The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s share and the second joint venture partner’s share in the profits of the joint venture is 88.75% and 11.75%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the twenty-six weeks ended July 4, 2010. The noncontrolling interest as of July 4, 2010 and January 3, 2010 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. The net income and other comprehensive income attributable to the noncontrolling interest are not material to the Company’s results of operations and are not presented separately. This amount is included in operating expenses for all periods presented. There were no contributions from owners or distributions to owners in the twenty-six weeks ended July 4, 2010.
13. DEBT
The Senior Credit Facility
As of July 4, 2010, the Company’s Third Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) is comprised of a $153.1 million Term Loan B bearing interest at LIBOR plus 2.00% and maturing in January 2014 and a $330.0 million Revolver which bears interest at LIBOR plus 3.5% and matures in September 2012.
As of July 4, 2010, the Company had $153.1 million outstanding under the Term Loan B, and its $330.0 million Revolver had $123.0 million outstanding in loans, $43.0 million outstanding in letters of credit and $164.0 million available for borrowings. In August 2010, the Company terminated its Senior Credit Facility and executed a new Credit Agreement. Refer to Note 18.
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
The Company is required to maintain the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio

Through the penultimate day of fiscal year 2010	≤4.00 to 1.00
From the last day of the fiscal year 2010 through the penultimate day of fiscal year 2011	≤3.75 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤3.25 to 1.00
Thereafter	≤3.00 to 1.00

The Senior Credit Facility also requires the Company to maintain the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio

Through the penultimate day of fiscal year 2011	≤3.00 to 1.00
From the last day of the fiscal year 2011 through the penultimate day of fiscal year 2012	≤2.50 to 1.00
From the last day of the fiscal year 2012 through the penultimate day of fiscal year 2013	≤2.25 to 1.00
Thereafter	≤2.00 to 1.00
All of the obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing material domestic subsidiaries. The Senior Credit Facility and the related guarantees are secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, as specified in the Senior Credit Facility Agreement. In addition, the Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to be party to certain transactions, as further specified in the Senior Credit Facility Agreement. Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representation or warranty, (iii) covenant defaults, (iv) bankruptcy, (v) cross default to certain other indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental state of claims which are asserted against it, and (viii) a change of control. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of the outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of July 4, 2010.
7 3/4% Senior Notes
In October 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolver.
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
Before October 15, 2013, the Company may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium together with accrued and unpaid interest and liquidated damages, if any. In addition, at any time on or prior to October 15, 2012, the Company may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the aggregate principal amount of the notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than CSC of Tacoma, LLC, GEO International

Holdings, Inc., certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of July 4, 2010.
Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including all operating expenses and is required to pay all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of July 4, 2010 and January 3, 2010 was $26.9 million and $27.2 million, respectively and is included in property and equipment in the accompanying balance sheets.
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of July 4, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of July 4, 2010, included in current restricted cash and non-current restricted cash is $6.3 million and $9.4 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended July 4, 2010 in relation to the WEDFA bond indenture. As of July 4, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is classified as current in the accompanying balance sheet.
As of July 4, 2010, included in current restricted cash and non-current restricted cash is $7.0 million and $5.3 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $40.4 million and $45.4 million at July 4, 2010 and January 3, 2010, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at July 4, 2010, was $4.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.
Guarantees
In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $7.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.6 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million, commencing in 2017. The Company has a liability of $1.6 million and $1.5 million related to this exposure as July 4, 2010 and January 3, 2010, respectively. To secure this guarantee, the Company has purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At July 4, 2010, the Company also had nine letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $8.3 million.
14. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that its Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when the Company was served with notice of a complaint filed against it by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $15.2 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposes to disallow a deduction that the Company realized during the 2005 tax year. Due to the Company’s receipt of the proposed IRS audit adjustment for the disallowed deduction, the Company reassessed the probability of potential settlement outcomes with respect to the proposed adjustment, which is now under review by the IRS’s appeals division. Based on this reassessment, the Company has provided an additional accrual of $4.9 million during the fourth quarter of 2009. The Company has appealed this proposed disallowed deduction with the IRS’s appeals division and believes it has valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained in full on appeal, it could result in a potential tax exposure to the Company of $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2006 through 2008 and expects this examination to be concluded in 2010. Based on the status of the audit to date, the Company does not expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows.
The Company’s South Africa joint venture is in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. SARS has notified the Company that it proposes to disallow these deductions. The Company has appealed these proposed disallowed deductions with SARS, believes it has defenses in these matters and intends to defend its rights vigorously. However, if resolved unfavorably, the Company’s maximum exposure would be $2.6 million.
On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The plaintiff filed an amended complaint on May 28, 2010. The amended complaint alleges, among other things, that the Cornell directors, aided and abetted by Cornell and GEO, breached their fiduciary duties in connection with the merger. Among other things, the amended complaint seeks to enjoin Cornell, its directors and GEO from completing the merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties have reached a settlement in principle, subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice. The settlement of this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
Construction Commitments
The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $214.3 million, of which $97.5 million was spent through the second quarter of 2010. The Company has future committed capital projects for which it estimates its remaining capital requirements to be approximately $116.8 million, which will be spent through fiscal years 2010 and 2011. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2010 and/or 2011 could materially increase.
Contract Terminations
On June 22, 2010, the Company announced the discontinuation of its managed-only contract for the 520-bed Bridgeport Correctional Center in Texas following a competitive rebid process conducted by the State of Texas. The contract will terminate effective August 31, 2010.
On April 14, 2010, the Company announced the results of the rebids of two of its managed-only contracts. The State of Florida has issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts will terminate effective September 26, 2010 and August 1, 2010, respectively.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
U.S. corrections	$194,888	$192,265	$387,397	$384,034
International services	44,708	29,870	90,590	55,549
GEO Care	34,166	27,860	68,866	56,463
Facility construction and design	6,333	26,384	20,784	39,394

Total revenues	$280,095	$276,379	$567,637	$535,440

Depreciation and amortization:
U.S. corrections	$8,225	$8,972	$16,176	$18,055
International services	420	330	855	663
GEO Care	829	328	1,681	728
Facility construction and design	—	—	—	—

Total depreciation and amortization	$9,474	$9,630	$18,712	$19,446

Operating income:
U.S. corrections	$46,613	$43,021	$92,448	$84,516
International services	3,396	1,958	5,189	3,823
GEO Care	3,488	2,787	6,834	6,266
Facility construction and design	197	126	1,145	205

Operating income from segments	53,694	47,892	105,616	94,810
General and administrative expenses	(20,655)	(17,015)	(38,103)	(34,251)

Total operating income	$33,039	$30,877	$67,513	$60,559

	July 4, 2010	January 3, 2010
Segment assets:
U.S. corrections	$1,206,145	$1,145,571
International services	86,689	95,659
GEO Care	61,468	107,908
Facility construction and design	6,281	13,736

Total segment assets	$1,360,583	$1,362,874

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen and twenty-six weeks ended July 4, 2010 and June 28, 2009, respectively.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Total operating income from segments	$53,694	$47,892	$105,616	$94,810
Unallocated amounts:
General and Administrative Expenses	(20,655)	(17,015)	(38,103)	(34,251)
Net interest expense	(6,961)	(5,555)	(13,546)	(11,669)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$26,078	$25,322	$53,967	$48,890

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of July 4, 2010 and January 3, 2010, respectively.

	July 4, 2010	January 3, 2010
Reportable segment assets	$1,360,583	$1,362,874
Cash	40,135	33,856
Deferred income tax	17,020	17,020
Restricted cash	38,813	34,068

Total assets	$1,456,551	$1,447,818

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
Correctional and detention	$239,596	$222,135	$477,987	$439,583
GEO Care	34,166	27,860	68,866	56,463
Facility construction and design	6,333	26,384	20,784	39,394

Total revenues	$280,095	$276,379	$567,637	$535,440

Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Statement of Operations Data
Revenues	$10,994	$9,069	$21,755	$16,641
Operating income	4,508	3,684	8,600	6,531
Net income	2,257	1,719	3,437	3,006

	July 4, 2010	January 3, 2010
Balance Sheet Data
Current assets	$29,158	$33,808
Non-current assets	44,346	47,453
Current liabilities	3,150	2,888
Non-current liabilities	51,405	53,877
Shareholders’ equity	18,949	24,496
During the twenty-six weeks ended July 4, 2010, the Company’s consolidated South African subsidiary received a dividend of $3.9 million from SACS which reduced the Company’s investment in its joint venture. As of July 4, 2010 and January 3, 2010, the Company’s investment in SACS was $9.5 million and $12.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
16. BENEFIT PLANS
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
As of July 4, 2010, the Company had non-qualified deferred compensation agreements with two key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of July 4, 2010, both executives had reached age 55 and are eligible to receive the payments upon retirement.
The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The Company’s liability relative to its pension plans and retirement agreements was $16.7 million and $16.2 million as of July 4, 2010 and January 3, 2010, respectively. The long-term portion of the pension liability as of July 4, 2010 and January 3, 2010 was $16.6 million and $16.0 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	July 4, 2010	January 3, 2010
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,206	$19,320
Service cost	262	563
Interest cost	374	717
Actuarial gain	—	(1,047)
Benefits paid	(107)	(3,347)

Projected benefit obligation, end of period	$16,735	$16,206

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	107	3,347
Benefits paid	(107)	(3,347)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(16,735)	$(16,206)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	20	41
Net loss	998	1,014

Accrued pension cost	$1,018	$1,055

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Components of Net Periodic Benefit Cost
Service cost	$131	$141	$262	$282
Interest cost	187	179	374	359
Amortization of:
Prior service cost	10	10	20	20
Net loss	8	62	16	125

Net periodic pension cost	$336	$392	$672	$786

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	5.00%	4.50%	5.00%
The Company expects to pay benefits of $0.2 million in its fiscal year ending January 2, 2011.
17. RECENT ACCOUNTING STANDARDS
The Company implemented the following accounting standards in the twenty-six weeks ended July 4, 2010:
In December 2009, the FASB issued ASU No. 2009-17, previously known as FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). ASU No. 2009-17 amends the manner in which entities evaluate whether consolidation is required for VIEs. The consolidation requirements under the revised guidance require a company to consolidate a VIE if the entity has all three of the following characteristics (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity, and (iii) the right to receive the expected residual returns of the legal entity. Further, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. As a result of adoption, which was effective for the Company’s interim and annual periods beginning after November 15, 2009, companies are required to enhance disclosures about how their involvement with a VIE affects the financial statements and exposure to risks. The implementation of this standard in the twenty-six weeks ended July 4, 2010 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-2 which addresses implementation issues related to changes in ownership provisions of consolidated subsidiaries, investees and joint ventures. The amendment clarifies that the scope of the decrease in ownership provisions outlined in the current consolidation guidance apply to (i) a subsidiary or group of assets that is a business or nonprofit activity, (ii) a subsidiary that is a business or nonprofit activity and is transferred to an equity method investee or joint venture and (iii) to an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. The amendment also makes certain other clarifications and expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the current consolidation guidance. These amendments became effective for the Company interim and annual reporting periods beginning after December 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-6 which requires additional disclosures relative to transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy. Additionally, the amendment requires companies to present activity in the reconciliation for Level 3 fair value measurements on a gross basis rather than on a net basis. This update also provides clarification to existing disclosures relative to the level of disaggregation and disclosure of inputs and valuation techniques for fair value measurements that fall into either Level 2 or Level 3. This amendment became effective for the Company interim and annual reporting period after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for the Company’s first reporting period beginning after December 15, 2010. The implementation of this standard, relative to Levels 1 and 2 of the fair value hierarchy, did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company does not expect the adoption of the standard relative to Level 3 investments to have a material impact on the Company’s financial position, results of operations and cash flows.

18. SUBSEQUENT EVENTS
Contract awards
On July 26, 2010, the Company announced its signing of a contract amendment with the East Mississippi Correctional Facility Authority (“the Authority”) for the continued management of the 1,500-bed East Mississippi Correctional Facility located in Meridian, Mississippi. The amendment extends the Company’s management contract with the Authority through March 15, 2015. The Authority in turn has a concurrent contract with the Mississippi Department of Corrections for the housing of Mississippi inmates at this facility.
On July 23, 2010, the Company announced that its wholly-owned subsidiary in the United Kingdom activated the 360-bed expansion of the Harmondsworth Immigration Removal Centre in London, England increasing the total capacity of this facility from 260 beds to 620 beds. The Company began the intake of the additional detainees on July 18, 2010.
On July 21, 2010, the Company announced the execution of a new contract with the State of Georgia, Department of Corrections for the development and operation of a new 1,500-bed correctional facility to be located in Milledgeville, Georgia. Under the terms of the contract, GEO will finance, develop, and operate the new $80.0 million, 1,500-bed Facility on state-owned land pursuant to a 40-year ground lease. This facility is expected to open in the first quarter of 2012.
On July 8, 2010, we also announced the award of a contract from the California Department of Corrections and Rehabilitation (“CDCR”) for the housing of female inmates at our 200-bed McFarland Community Correctional Facility located in McFarland, California. The contract will have a term of five years with one additional five-year renewal option period. We expect to begin the intake of female inmates in third quarter 2010 following minor renovations at this facility.
Cornell acquisition
On August 12, 2010, the Company acquired 100% of Cornell’s common stock for aggregate consideration of approximately $443 million excluding the effects of cash acquired and including GEO common stock consideration of approximately $358 million, based on the closing price of the Company’s stock on August 12, 2010 of $22.70, and cash consideration of $85.0 million pursuant to a definitive merger agreement entered into on April 18, 2010, as amended on July 22, 2010, between the Company, GEO Acquisition III, Inc., and Cornell (Refer to Note 2). Also, in connection with the merger, on August 12, 2010, the Company paid $181.9 million of Cornell’s existing long-term debt, including accrued interest, and assumed $108.3 million of Cornell’s existing non-recourse debt. If the merger with Cornell had occurred before July 4, 2010, the number of shares of common stock issued and outstanding would have increased by approximately 15.8 million shares from 48.9 million shares issued and outstanding to approximately 64.7 million shares issued and outstanding. The number of shares issued in connection with the merger and the purchase price is based on the assumption that the exchange agent receives the required stock certificates by the deadline for Cornell stockholders who made their elections pursuant to the notice of guaranteed delivery procedure.
Purchase price allocation
GEO is identified as the acquiring company for US GAAP accounting purposes. Under the purchase method of accounting, the purchase price for Cornell will be allocated to Cornell’s net tangible and intangible assets based on their estimated fair values as of August 12, 2010, the date of closing and the date that GEO obtained control over Cornell. In order to determine the fair values of a significant portion of the assets acquired and liabilities assumed, the Company has engaged third party independent valuation specialists. For any other assets acquired and liabilities assumed for which the Company is not obtaining an independent valuation, the fair value determined by the Company’s management will represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. With the exception of any adjustments which may occur during the one-year measurement period proscribed by GAAP, the Company expects to finalize its purchase accounting with respect to the acquisition of Cornell by the end of the third quarter of the fiscal year 2010. The accounting for this acquisition was not complete at the time of this filing and accordingly, the Company has not presented the required business combination disclosures. The Company expects to record goodwill in connection with this transaction however, due to the timing of the closing of the transaction and the filing date of the Company’s Quarterly Report on Form 10-Q, it was impracticable for the Company to determine the value of any goodwill. As of the date of this filing, several significant inputs to the purchase accounting model had not been completed such as valuations for: (i) intangible assets related to the acquired management contracts, (ii) property and equipment acquired, (iii) out of market facility leases, and (iv) the settlement of a preexisting relationship between the Company and Cornell for the lease of the GEO-owned Mesa Verde Community Correctional Facility. Additionally, it was impracticable to include meaningful pro forma financial results for GEO and Cornell on a combined basis as the pro forma adjustments are expected to primarily consist of incremental interest expense related to the cash paid to the Cornell stockholders, estimates for the amortization of acquisition related intangible assets, depreciation expense based on the fair value of property and equipment acquired, income tax effects, and other revenues and expenses which will result from the purchase price allocation and determination of fair value for assets acquired and liabilities assumed.

2006 Stock Incentive Plan
On August 12, 2010, at a special meeting of the shareholders, the Company received approval from its shareholders to amend the 2006 Stock Incentive Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock.
New Credit Agreement
On August 4, 2010, the Company entered into a Credit Agreement between the Company, as Borrower, certain of its subsidiaries, as Guarantors, and BNP Paribas, as Lender and as Administrative Agent (together with the Term Loan A, Term Loan B and the Revolving Credit Facility, the “Credit Agreement”). The Credit Agreement is comprised of (i) a $150.0 million Term Loan A, under which borrowings were available only upon closing of the merger with Cornell, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015. On August 4, 2010, the Company borrowed $80.0 million from its Revolving Credit Facility and $200.0 million from the Term Loan B for aggregate borrowings under the Credit Agreement of $280.0 million. The Company used proceeds of $276.8 million to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement of $267.7 million, to pay $6.7 million for financing fees related to the Credit Agreement and to pay $2.4 million for expenses related to the unused $150.0 million commitment under the Third Amended and Restated Credit Agreement. The Company received the remaining proceeds of $3.2 million. On August 12, 2010, the Company borrowed $150.0 million under its Term Loan A and $140.0 million under the Revolving Credit Facility and used the aggregate $290.0 million in cash proceeds for $85.0 million in cash payments to Cornell’s stockholders in connection with the merger, transaction costs of $14.0 million, the repayment of $181.9 million for Cornell’s 10.75% Senior Notes due July 2012 plus accrued interest and Cornell’s Revolving Line of Credit due December 2011 plus accrued interest and retained the remaining $9.1 million.
As of August 12, 2010, the Company had $150.0 million outstanding under the Term Loan A, $200.0 million outstanding under the Term Loan B, and its $400.0 million Revolving Credit Facility had $220.0 million outstanding in loans, $55.4 million outstanding in letters of credit and $124.6 million available for borrowings. The Company intends to use future borrowings from the Revolving Credit Facility for the purposes permitted under the Credit Agreement, including for general corporate purposes.
The Company has accounted for the termination of the Third Amended and Restated Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and termination of the Third Amended and Restated Credit Agreement, the Company expects to write-off approximately $8 million of associated deferred financing fees in the thirteen weeks ended October 3, 2010.
Contract termination
Effective September 1, 2010, the Company’s management contract for the operation of South Texas Intermediate Sanction Facility will terminate.
19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:
(i)	The GEO Group, Inc., as the issuer of the 7 3/4% Senior Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, which are 100% owned by The GEO Group, Inc., and which are guarantors of the 7 3/4% Senior Notes;

(iii)	The Company’s other subsidiaries, on a combined basis, which are not guarantors of the 7 3/4% Senior Notes (the “Subsidiary Non-Guarantors”);

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and (b) eliminate the investments in the Company’s subsidiaries; and

(v)	The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

	As of July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$12,436	$366	$27,333	$—	$40,135
Restricted cash	—	—	13,306	—	13,306
Accounts receivable, net	103,237	44,344	26,618	—	174,199
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	4,021	2,149	7,339	—	13,509

Total current assets	131,891	48,213	78,065	—	258,169

Restricted Cash	3,719	—	21,788	—	25,507
Property and Equipment, Net	407,746	551,750	71,062	—	1,030,558
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	32,848	—	32,848
Intercompany Receivable	17,811	14,305	1,697	(33,813)	—
Goodwill	34	39,428	627	—	40,089
Intangible Assets, Net	—	14,148	2,144	—	16,292
Investment in Subsidiaries	693,137	—	—	(693,137)	—
Other Non-Current Assets	25,699	1,927	21,114	—	48,740

	$1,283,120	$671,036	$229,345	$(726,950)	$1,456,551

Current Liabilities
Accounts payable	$25,542	$10,379	$8,980	$—	$44,901
Accrued payroll and related taxes	7,959	4,523	12,476	—	24,958
Accrued expenses	57,716	2,097	17,206	—	77,019
Current portion of debt	3,650	747	15,274	—	19,671

Total current liabilites	94,867	17,746	53,936	—	166,549

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,697	14,500	17,616	(33,813)	—
Other Non-Current Liabilities	29,964	1,494	42	—	31,500
Capital Lease Obligations	—	14,087	—	—	14,087
Long-Term Debt	523,034	—	—	—	523,034
Non-Recourse Debt	—	—	87,415	—	87,415
Commitments & Contingencies (Note 14)
Total Shareholders’ Equity	626,906	623,209	69,928	(693,137)	626,906

	$1,283,120	$671,036	$229,345	$(726,950)	$1,456,551

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$12,376	$5,333	$16,147	$—	$33,856
Restricted cash	—	—	13,313	—	13,313
Accounts receivable, net	110,643	53,457	36,656	—	200,756
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	4,428	2,311	7,950	—	14,689

Total current assets	139,644	62,455	77,535	—	279,634

Restricted Cash	2,900	—	17,855	—	20,755
Property and Equipment, Net	438,504	489,586	70,470	—	998,560
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	37,162	—	37,162
Intercompany Receivable	3,324	13,000	1,712	(18,036)	—
Goodwill	34	39,387	669	—	40,090
Intangible Assets, Net	—	15,268	2,311	—	17,579
Investment in Subsidiaries	650,605	—	—	(650,605)	—
Other Non-Current Assets	23,431	—	26,259	—	49,690

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

Current Liabilities
Accounts payable	$35,949	$6,622	$9,285	$—	$51,856
Accrued payroll and related taxes	6,729	5,414	13,066	—	25,209
Accrued expenses	55,720	2,890	22,149	—	80,759
Current portion of debt	3,678	705	15,241	—	19,624

Total current liabilites	102,076	15,631	59,741	—	177,448

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,712	—	16,324	(18,036)	—
Other Non-Current Liabilities	32,127	1,015	—	—	33,142
Capital Lease Obligations	—	14,419	—	—	14,419
Long-Term Debt	453,860	—	—	—	453,860
Non-Recourse Debt	—	—	96,791	—	96,791
Commintments & Contingencies (Note 14)
Total Shareholders’ Equity	665,098	589,896	60,709	(650,605)	665,098

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$154,754	$86,962	$51,174	$(12,795)	$280,095
Operating expenses	134,011	53,826	41,885	(12,795)	216,927
Depreciation and amortization	4,239	4,281	954	—	9,474
General and administrative expenses	10,878	6,118	3,659	—	20,655

Operating income	5,626	22,737	4,676	—	33,039
Interest income	310	319	1,450	(593)	1,486
Interest expense	(6,178)	(516)	(2,346)	593	(8,447)

Income (loss) before income taxes and equity in earnings of affliates	(242)	22,540	3,780	—	26,078
Provision for income taxes	(105)	8,823	1,471	—	10,189
Equity in earnings of affiliates, net of income tax	—	—	1,128	—	1,128

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(137)	13,717	3,437	—	17,017
Equity in income of consolidated subsidiaries	17,154	—	—	(17,154)	—

Net income	$17,017	$13,717	$3,437	$(17,154)	$17,017

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended June 28, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$151,924	$80,717	$56,377	$(12,639)	$276,379
Operating expenses	130,156	52,551	48,789	(12,639)	218,857
Depreciation and amortization	4,628	3,962	1,040	—	9,630
General and administrative expenses	8,928	4,734	3,353	—	17,015

Operating income	8,212	19,470	3,195	—	30,877
Interest income	197	318	1,283	(592)	1,206
Interest expense	(4,708)	(312)	(2,333)	592	(6,761)

Income before income taxes, equity in earnings of affliates, and discontinued operations	3,701	19,476	2,145	—	25,322
Provision for income taxes	1,425	7,559	706	—	9,690
Equity in earnings of affiliates, net of income tax	—	—	859	—	859

Income from continuing operations before equity in income of consolidated subsidiaries	2,276	11,917	2,298	—	16,491
Equity in income of consolidated subsidiaries	14,215	—	—	(14,215)	—

Income from continuing operations	16,491	11,917	2,298	(14,215)	16,491
Income (loss) from discontinued operations, net of income tax	20	(20)	—	20	20

Net income	$16,511	$11,897	$2,298	$(14,195)	$16,511

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$307,614	$173,958	$111,664	$(25,599)	$567,637
Operating expenses	265,030	109,801	94,077	(25,599)	443,309
Depreciation and amortization	8,451	8,328	1,933	—	18,712
General and administrative expenses	19,758	11,173	7,172	—	38,103

Operating income	14,375	44,656	8,482	—	67,513
Interest income	611	665	2,619	(1,180)	2,715
Interest expense	(11,937)	(1,024)	(4,480)	1,180	(16,261)

Income before income taxes, equity in earnings of affliates, and discontinued operations	3,049	44,297	6,621	—	53,967
Provision for income taxes	1,218	17,573	2,205	—	20,996
Equity in earnings of affiliates, net of income tax	—	—	1,718	—	1,718

Income from continuing operations before equity in income of consolidated subsidiaries	1,831	26,724	6,134	—	34,689
Equity in income of consolidated subsidiaries	32,858	—	—	(32,858)	—

Net income	$34,689	$26,724	$6,134	$(32,858)	$34,689

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended June 28, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$301,397	$164,108	$95,174	$(25,239)	$535,440
Operating expenses	259,696	105,864	80,863	(25,239)	421,184
Depreciation and amortization	8,747	8,465	2,234	—	19,446
General and administrative expenses	18,412	10,025	5,814	—	34,251

Operating income	14,542	39,754	6,263	—	60,559
Interest income	351	638	2,163	(856)	2,296
Interest expense	(9,915)	(636)	(4,270)	856	(13,965)

Income before income taxes, equity in earnings of affliates, and discontinued operations	4,978	39,756	4,156	—	48,890
Provision for income taxes	1,921	15,435	1,475	—	18,831
Equity in earnings of affiliates, net of income tax	—	—	1,503	—	1,503

Income from continuing operations before equity in income of consolidated subsidiaries	3,057	24,321	4,184	—	31,562
Equity in income of consolidated subsidiaries	28,505	—	—	(28,505)	—

Income from continuing operations	31,562	24,321	4,184	(28,505)	31,562
Loss from discontinued operations, net of income tax	(346)	(193)	—	193	(346)

Net income	$31,216	$24,128	$4,184	$(28,312)	$31,216

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$59,432	$742	$25,164	$85,338

Cash Flow from Investing Activities:
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of assets	—	334	—	334
Change in restricted cash	—	—	(5,218)	(5,218)
Capital expenditures	(50,127)	(5,654)	(582)	(56,363)

Net cash used in investing activities	(50,127)	(5,361)	(5,800)	(61,288)

Cash Flow from Financing Activities:
Payments on long-term debt	(33,853)	(348)	(6,883)	(41,084)
Proceeds from long-term debt	97,000	—	—	97,000
Payments for purchase of treasury shares	(77,278)	—	—	(77,278)
Proceeds from the exercise of stock options	4,871	—	—	4,871
Income tax benefit of equity compensation	15	—	—	15

Net cash used in financing activities	(9,245)	(348)	(6,883)	(16,476)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,295)	(1,295)

Net Increase (Decrease) in Cash and Cash Equivalents	60	(4,967)	11,186	6,279
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$12,436	$366	$27,333	$40,135

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended June 28, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$23,320	$45,462	$14,568	$83,350

Cash Flow from Investing Activities:
Dividend from subsidiary	3,491	—	(3,491)	—
Change in restricted cash	—	—	(1,563)	(1,563)
Capital expenditures	(25,474)	(45,117)	(1,168)	(71,759)

Net cash used in investing activities	(21,983)	(45,117)	(6,222)	(73,322)

Cash Flow from Financing Activities:
Payments on long-term debt	(9,852)	(347)	(6,126)	(16,325)
Proceeds from long-term debt	18,000	—	—	18,000
Termination of interest rate swap agreement	1,031	—	—	1,031
Proceeds from the exercise of stock options	8	—	—	8
Income tax charge of equity compensation	(146)	—	—	(146)
Debt issuance costs	(326)	—	—	(326)

Net cash provided by (used in) financing activities	8,715	(347)	(6,126)	2,242

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3,252	3,252

Net Increase (Decrease) in Cash and Cash Equivalents	10,052	(2)	5,472	15,522
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$25,859	$128	$21,190	$47,177

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;
•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;
•	our ability to reactivate the North Lake Correctional Facility in Michigan;
•	an increase in unreimbursed labor rates;
•	our ability to expand, diversify and grow our correctional, mental health and residential treatment services business;
•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;
•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;
•	our ability to estimate the government’s level of dependency on privatized correctional services;
•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;
•	our ability to develop long-term earnings visibility;
•	our ability to successfully integrate Cornell into our business within our expected time-frame and estimates regarding integration costs;
•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of consummation of the merger with Cornell;
•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of the merger with Cornell;
•	our ability to obtain future financing at competitive rates;
•	our exposure to rising general insurance costs;
•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;
•	our exposure to claims for which we are uninsured;
•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;
•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;
•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;
•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;
•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and
•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2010 and July 4, 2010. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended July 4, 2010 as “Second Quarter 2010,” and we refer to the thirteen weeks ended June 28, 2009 as “Second Quarter 2009.”
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
As of July 4, 2010, we managed 56 facilities totaling approximately 52,700 beds worldwide and we had an additional 3,225 beds under development at two facilities, including an expansion and renovation of one vacant facility which we own and a new 2,000-bed facility which we will manage upon completion. We are also renovating a 650-bed facility which we own. We maintained an average companywide facility occupancy rate of 95.2% for the twenty-six weeks ended July 4, 2010. As a result of the merger with Cornell, GEO now manages and/or owns 119 correctional, detention and residential treatment facilities with a total design capacity of approximately 81,000 beds and 8 non-residential service centers with a total service capacity of approximately 1,400. The strategic benefits of merger include the combined company’s increased scale and the diversification of service offerings. These key strategic benefits will allow us to better capitalize on attractive business opportunities, provide more services to our customers, mitigate business segment risk and result in a more diverse revenue base.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 3, 2010.

Fiscal 2010 Developments
Stock Repurchase Program
On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be extended or suspended at any time at our discretion. During the twenty-six weeks ended July 4, 2010, the Company purchased 3.9 million shares of its common stock at a cost of $77.3 million using cash on hand and cash flow from operating activities.
Contract Terminations
Effective September 1, 2010, our management contract for the operation of South Texas Intermediate Sanction Facility will terminate.
On June 22, 2010, we announced the discontinuation of our managed-only contract for the 520-bed Bridgeport Correctional Center in Texas following a competitive rebid process conducted by the State of Texas. The contract will terminate effective August 31, 2010.
On April 14, 2010, we announced the results of the rebids of two of our managed-only contracts. The State of Florida has issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility (“Graceville”) located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida to another operator. Our management of Graceville will terminate effective September 26, 2010 and our contract with Moore Haven terminated effective August 1, 2010.
On April 4, 2010, our wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.
Facility Construction
The following table sets forth current expansion and development projects at July 4, 2010:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer		Financing
Desert Sands Facility, California	n/a	650	Q1 2011		(1)	GEO
North Lake Correctional Facility, Michigan	1,225	1,755	Q4 2010		(1)	GEO
Broward Transition Center, Florida	n/a	n/a	Q3 2010	Federal	(2)	GEO
Blackwater River Correctional Facility, Florida	2,000	2,000	Q3 2010	DMS	(3)	Third party

Total	3,225

(1)	We currently do not have a customer for this facility but are marketing these beds to various federal and state agencies.

(2)	We are currently operating this facility and have a management contract with the Federal Government for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.

(3)	We have recently secured a management contract to operate this facility.
Business Combination
On April 18, 2010, we, GEO Acquisition III, Inc., and Cornell Companies Inc., (“Cornell”), entered into a definitive merger agreement, as amended on July 22, 2010, pursuant to which we acquired Cornell for stock and cash. Upon completion of the merger, Cornell stockholders were entitled to receive, at their election, either (i) 1.3 shares of our common stock, par value $.01 per share, for every share of Cornell common stock in the case of Cornell stockholders electing to receive stock consideration or Cornell stockholders who fail to make an election; or (ii) the right to receive cash consideration equal to the greater of (x) the fair market value of one share of our shares of common stock plus $6.00 or (y) the fair market value of 1.3 shares of our common stock, in the case of Cornell stockholders electing to receive cash. As defined in the merger agreement, with respect to the cash consideration, the fair market value of the shares of GEO stock is based on the average closing price of GEO’s common stock for the ten consecutive trading days ending on the last trading day immediately preceding the tenth business day preceding the closing date. In order to preserve the tax-deferred treatment of the transaction, no more than 20% of the outstanding shares of Cornell common stock may be exchanged for the cash consideration. If cash elections had been made with respect to more than 20% of Cornell’s shares, the excess over 20% was treated as if a stock election had been made with respect to them and were exchanged for shares of our common stock. Additionally, if cash elections had been made such that the aggregate cash consideration was in excess of $100.0 million, then we had the option to elect to pay such excess amount in shares of our common stock or in cash.
On August 12, 2010, we acquired 100% of Cornell’s common stock for aggregate consideration of approximately $443 million excluding the effects of cash acquired and including GEO common stock consideration of approximately $358 million, based on the closing price of our stock on August 12, 2010 of $22.70, and cash consideration of $85.0 million pursuant to the definitive merger agreement discussed above. GEO shareholders of record as of July 2, 2010 were entitled to vote at the special meeting on August 12, 2010. Cornell stockholders of record as of July 2, 2010 were eligible to vote and Cornell stockholders as of the election record date of July 20, 2010 were required to submit an election form indicating their election of cash or stock consideration for their outstanding shares by August 11, 2010, the day before the Cornell special meeting held on August 12, 2010. Refer to Note 2 of “Part I — Financial Information, Notes to Unaudited Consolidated Financial Statements”. Also, in connection with the merger, on August 12, 2010, we paid $181.9 million of Cornell’s existing long-term debt, including accrued interest and assumed $108.3 million of Cornell’s existing non-recourse debt. If the merger with Cornell had occurred before July 4, 2010, the number of common shares outstanding would have increased by 15.8 million shares from 48.9 million shares to 64.7 million shares. The number of shares issued in connection with the merger and the purchase price is based on the assumption that the exchange agent receives the required stock certificates by the deadline for Cornell stockholders who made their elections pursuant to the notice of guaranteed delivery procedure.
New Credit Agreement
On August 4, 2010, we entered into a Credit Agreement between us, as Borrower, certain of our subsidiaries, as Guarantors, and BNP Paribas, as Lender and as Administrative Agent (together with the Term Loan A, Term Loan B and the Revolving Credit Facility, we refer to this as the Credit Agreement). The Credit Agreement is comprised of (i) a $150.0 million Term Loan A, under which borrowings are available only upon closing of the merger with Cornell, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015.
Asset Acquisition and Contract Awards
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
On June 7, 2010, we announced the acquisition of a 650-bed Correctional Facility in Adelanto, California, the Desert Sands Facility, for approximately $28.0 million financed with free cash flow and borrowings available under our Third Amended and Restated Credit Agreement. We expect to retrofit and market this facility to local, state and federal correctional and detention agencies.
On June 16, 2010, we announced the award of a contract from the Federal Bureau of Prisons (“BOP”) for the continued management of the company-owned Rivers Correctional Institution (“Rivers”) located in Winton, North Carolina. The new contract will have a term of ten years, inclusive of renewal options. Under the terms of the new contract, Rivers will house up to 1,450 BOP inmates with an occupancy guaranteed level of 90 percent, or 1,135 beds.
On June 22, 2010, we announced the signing of a new contract with the Louisiana Department of Public Safety and Corrections for the continued management of the 1,538-bed Allen Correctional Center located in Kinder, Louisiana. The new managed-only contract has a term of ten years effective July 1, 2010. We have managed this facility since December 2009.
On June 22, 2010, we announced the signing of a contract with the Mississippi Department of Corrections for the continued management of the 1,000-bed Marshall County Correctional Facility located in Holly Springs, Mississippi. The new managed-only contract will have a term of five years effective September 1, 2010. We have managed this facility since June 1996.

On July 8, 2010, we also announced the award of a contract from the California Department of Corrections and Rehabilitation (“CDCR”) for the housing of female inmates at our 200-bed McFarland Community Correctional Facility located in McFarland, California. The contract will have a term of five years with one additional five-year renewal option period. We expect to begin the intake of female inmates in third quarter 2010 following minor renovations at this facility.
On July 21, 2010, we announced the execution of a new contract with the State of Georgia, Department of Corrections for the development and operation of a new 1,500-bed correctional facility to be located in Milledgeville, Georgia. Under the terms of the contract, we will finance, develop, and operate the new $80.0 million, 1,500-bed Facility on state-owned land pursuant to a 40-year ground lease. This facility is expected to open in the first quarter of 2012.
On July 23, 2010, we announced that our wholly-owned subsidiary in the United Kingdom activated the 360-bed expansion of the Harmondsworth Immigration Removal Centre in London, England increasing the total capacity of this facility from 260 beds to 620 beds. We began the intake of the additional detainees on July 18, 2010.
On July 26, 2010, we announced our signing of a contract amendment with the East Mississippi Correctional Facility Authority (“the Authority”) for the continued management of the 1,500-bed East Mississippi Correctional Facility located in Meridian, Mississippi. The amendment extends our management contract with the Authority through March 15, 2015. The Authority in turn has a concurrent contract with the Mississippi Department of Corrections for the housing of Mississippi inmates at this facility.
Future Adoption of Accounting Standards
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will become effective for us prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operation and cash flows.
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
Revenue Recognition
Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. A limited number of our contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 2% of our consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, we are a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. We have not recorded any revenue that is at risk due to future performance contingencies.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $27.9 million and $27.2 million as of July 4, 2010 and January 3, 2010, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.
Income Taxes
Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, in determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $1.0 million, $0.9 million and $0.6 million, respectively, for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will continue to be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. In its first fiscal quarter ended April 4, 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain of its buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. Refer to Results of Operations and to Item 1. Notes to Consolidated Financial Statements — Note 1 Summary of Significant Accounting Policies for a discussion of the impact of this change in estimate relative to depreciation and amortization for the twenty-six weeks ended July 4, 2010.
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
Comparison of Thirteen Weeks Ended July 4, 2010 and Thirteen Weeks Ended June 28, 2009
For the purposes of the discussion below, “Second Quarter 2010” refers to the thirteen week period ended July 4, 2010 and “Second Quarter 2009” refers to the thirteen week period ended June 28, 2009.
Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$194,888	69.5%	$192,265	69.6%	$2,623	1.4%
International services	44,708	16.0%	29,870	10.8%	14,838	49.7%
GEO Care	34,166	12.2%	27,860	10.1%	6,306	22.6%
Facility construction and design	6,333	2.3%	26,384	9.5%	(20,051)	(76.0)%

Total	$280,095	100.0%	$276,379	100.0%	$3,716	1.3%

U.S. corrections
Revenues increased slightly in Second Quarter 2010 compared to Second Quarter 2009. The increase in revenues is due to (i) an aggregate increase of $4.3 million from the activation of expansion beds and higher per diem rates at the Broward Transition Center located in Deerfield Beach, Florida and at the Northwest Detention Center located in Tacoma, Washington; (ii) an increase of $1.4 million at the South Bay Correctional Facility located in South Bay, Florida, due to per diem rates increases; (iii) an increase of $1.4 million from higher populations at the Maverick County Detention Facility in Maverick, Texas; and (iv) an increase of $0.6 million at New Castle Correctional Facility in New Castle, Indiana related to an increase in compensated man days and higher per diem rates. We also experienced aggregate increases at other facilities which were offset by a decrease in revenues of $1.1 million at Joe Corley Detention Facility located in Conroe, Texas due to a decrease in mandays and aggregate decreases of $5.4 million due to the termination of our contracts at the McFarland Community Correctional Facility (“McFarland”) located in McFarland, California, the Jefferson County Downtown Jail (“Jefferson County”) in Beaumont, Texas, the Newton County Correctional Center (“Newton County”) in Newton, Texas and the Fort Worth Community Corrections Facility (“Fort Worth”) in Fort Worth, Texas.
The number of compensated mandays in U.S. corrections facilities was 3.6 million in Second Quarter 2010 which was consistent with Second Quarter 2009. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 95.5% of capacity in Second Quarter 2010, excluding the terminated contracts for McFarland, Jefferson County, Newton County and Fort Worth. The average occupancy in our U.S. correction and detention facilities was 93.8% in Second Quarter 2009.
International services
Revenues for our International services segment during Second Quarter 2010 increased significantly mainly due to our new management contracts for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) and the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”). We opened Harmondsworth in Second Quarter 2009 and Parklea in our fourth quarter of 2009. In addition, we experienced increases at other international facilities due to contractual increases linked to the inflationary index. In aggregate, these increases contributed revenues of $11.1 million in Second Quarter 2010. We also experienced an increase in revenues of $5.1 million over Second Quarter 2009 due to the strengthening of foreign currencies in Second Quarter 2010. These increases were offset by a decrease in revenues of $1.1 million related to our terminated contract for the operation of Melbourne Custody Centre in Melbourne, Australia and decreases of $0.3 million at another of our facilities operated by our Australian subsidiary.
GEO Care
The increase in revenues for GEO Care in Second Quarter 2010 compared to Second Quarter 2009 is attributable to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care. This 354-bed facility, which we began managing in Fourth Quarter 2009, generated $6.3 million in revenues in Second Quarter 2010.
Facility construction and design
Revenues from the Facility construction and design segment decreased significantly in Second Quarter 2010 compared to Second Quarter 2009 due to a decrease in construction activities of Blackwater River Correctional Facility in Milton, Florida. This facility is scheduled to open on November 1, 2010.
Operating Expenses

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$140,050	71.9%	$140,272	73.0%	$(222)	(0.2)%
International services	40,892	91.5%	27,582	92.3%	13,310	48.3%
GEO Care	29,849	87.4%	24,745	88.8%	5,104	20.6%
Facility construction and design	6,136	96.9%	26,258	99.5%	(20,122)	(76.6)%

Total	$216,927	77.4%	$218,857	79.2%	$(1,930)	(0.9)%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The decrease in operating expenses for U.S. corrections reflects the impact of our terminated contracts at McFarland, Jefferson County, Newton County and Fort Worth. Overall, operating expenses decreased as a percentage of revenues due to a decrease in start up expenses of $1.3 million as well as a decrease in certain other operational costs such as travel.
International services
Operating expenses for our International services segment during Second Quarter 2010 increased significantly over the prior year primarily due to our new management contracts for the operation of Parklea and Harmondsworth which accounted for an aggregate increase in operating expense of $9.1 million. We also experienced overall increases in operating expenses of $4.4 million in Second Quarter 2010 compared to Second Quarter 2009 due to the strengthening of foreign currencies.
GEO Care
Operating expenses for residential treatment increased $5.1 million during Second Quarter 2010 from Second Quarter 2009 primarily due to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care, as discussed above.
Facility construction and design
Operating expenses for facility construction and design decreased by $20.1 million during Second Quarter 2010 compared to Second Quarter 2009 primarily due to the decrease in construction activities at Blackwater River Correctional Facility.

Depreciation and amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$8,225	4.2%	$8,972	4.7%	$(747)	(8.3)%
International services	420	0.9%	330	1.1%	90	27.3%
GEO Care	829	2.4%	328	1.2%	501	152.7%
Facility construction and design	—	—	—	—	—	—

Total	$9,474	3.4%	$9,630	3.5%	$(156)	(1.6)%

U.S. corrections
During our first fiscal quarter of 2010, we completed a depreciation study on our owned correctional facilities. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For Second Quarter 2010, the change resulted in a reduction in depreciation and amortization expense of approximately $0.9 million.
International Services
Depreciation and amortization increased slightly in Second Quarter 2010 over Second Quarter 2009 primarily due to our new management contracts for the operation of Parklea and Harmondsworth, as discussed above, and also from the unfavorable impact of changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization for GEO Care in Second Quarter 2010 compared to Second Quarter 2009 is primarily due to our acquisition of Just Care.
Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$20,655	7.4%	$17,015	6.2%	$3,640	21.4%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in the percentage of these expenses as a percentage of revenue primarily relate to $2.1 million of transaction costs for professional fees associated with our merger with Cornell.
Non Operating Expenses
Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,486	0.5%	$1,206	0.4%	$280	23.2%
Interest Expense	$8,447	3.0%	$6,761	2.4%	$1,686	24.9%
The majority of our interest income generated in Second Quarter 2010 and Second Quarter 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.
The net increase in interest expense of $1.7 million is primarily attributable to: (i) more indebtedness outstanding in Second Quarter 2010 related to our 7 3/4% Senior Notes which resulted in an increase in interest expense of $1.2 million; (ii) higher outstanding borrowings under our Revolver which resulted in an increase to interest expense of $0.4 million; and (iii) increases in interest expense at our Australian subsidiary related to a strengthening Australian dollar. These increases were offset by decreases in interest expense resulting from greater capitalized interest of $0.5 million associated primarily with increased investment in the construction of North Lake Correctional Facility and Aurora ICE Processing Center. Total borrowings at July 4, 2010 and June 28, 2009, excluding non-recourse debt and capital lease liabilities, were $526.7 million and $390.2 million, respectively.

Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$10,189	39.1%	$9,690	38.3%	$499	5.1%
The effective tax rate for Second Quarter 2010 was approximately 39.1%, and slightly increased compared to the effective income tax rate of 38.3% for the same period in the prior year. We estimate our annual effective tax rate for fiscal year 2010 to be approximately 39%, excluding the impact of partially non-deductible transaction costs associated with the merger with Cornell.
Comparison of Twenty-six Weeks Ended July 4, 2010 and Twenty-six Weeks Ended June 28, 2009
For the purposes of the discussion below, “First Half 2010” refers to the twenty-six week period ended July 4, 2010 and “First Half 2009” refers to the twenty-six week period ended June 28, 2009.
Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	Dollars in thousands)
U.S. corrections	$387,397	68.2%	$384,034	71.7%	$3,363	0.9%
International services	90,590	16.0%	55,549	10.4%	35,041	63.1%
GEO Care	68,866	12.1%	56,463	10.5%	12,403	22.0%
Facility construction and design	20,784	3.7%	39,394	7.4%	(18,610)	(47.2)%

Total	$567,637	100.0%	$535,440	100.0%	$32,197	6.0%

U.S. corrections
Revenues increased slightly in First Half 2010 compared to First Half 2009. The increase in revenues is due to (i) an aggregate increase of $9.3 million from the activations of bed expansions and higher per diem rates at the Broward Transition Center located in Deerfield Beach, Florida and the Northwest Detention Center located in Tacoma, Washington; (ii) an increase of $2.6 million at the South Bay Correctional Facility, due to per diem rate increases; (iii) a combined increase of $2.3 million from higher populations at the Maverick County Detention Facility in Maverick, Texas and the Val Verde Correctional Facility in Del Rio, Texas; and (iv) an increase of $0.9 million at the South Texas Detention complex in Pearsall, Texas from a higher minimum guarantee and higher per diem rates that went into effect February 2009. We also experienced aggregate increases of $3.8 million at other facilities mainly attributable to increases in per diem rates and compensated mandays. These increases were offset by a decrease in revenues of $1.9 million at the Joe Corley Detention Facility due to a decrease in mandays, a decrease of $1.9 million at Lawton Correctional Facility due to a decrease in per diem rates, and an aggregate decrease of $11.0 million due to the termination of our contracts at McFarland, Jefferson County, Newton County and Fort Worth.
The number of compensated mandays in U.S. corrections facilities decreased by approximately 83,000 to 7.0 million mandays in First Half 2010 from 7.1 million mandays in First Half 2009. The net decrease in mandays was due to terminated contracts and lower population at certain of our facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.5% of capacity in First Half 2010, excluding the terminated contracts for McFarland, Jefferson County, Newton County and Fort Worth. The average occupancy in our U.S. correction and detention facilities was 94.1% in First Half 2009.
International services
Revenues for our international services segment during First Half 2010 increased significantly over the prior year primarily due to our new management contracts for the operations of Parklea and Harmondsworth which contributed an aggregate of $18.9 million in the First Half 2010. We opened Harmondsworth in Second Quarter 2009 and Parklea in Fourth Quarter 2009. We also experienced favorable fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and the British Pound. These favorable fluctuations in foreign exchange rates resulted in an increase of revenues over First Half 2009 of $15.9 million.

GEO Care
The increase in revenues for GEO Care in First Half 2010 compared to First Half 2009 is attributable to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care. This 354-bed facility, which we began managing in Fourth Quarter 2009, generated $13.0 million in revenues in First Half 2010. This increase was partially offset by an aggregate decrease in revenues of $0.8 million at the Florida Civil Commitment Center in Arcadia, Florida which experienced a decrease in per diem rates in June 2010 and the South Florida State Hospital in Pembroke Pines, Florida which benefited in First Half 2009 from a one-time rate increase not experienced in First Half 2010.
Facility construction and design
The decrease in revenues from the facility construction and design segment in First Half 2010 compared to First Half 2009 is mainly due to a decrease in revenues of $12.6 million related to a decrease in construction activities at Blackwater River Correctional Facility. This facility is scheduled to begin taking inmates in November 2010. Several other projects were completed in 2009 and contributed to the decrease in revenues including: (i) a decrease of $4.6 million related to the completion of the Florida Civil Commitment Center in Second Quarter 2009; (ii) aggregate decreases in construction revenue of $1.2 million were related to the completion of the expansion of the Graceville Correctional Facility and completion of other construction projects at the Northeast New Mexico Detention Facility.
Operating Expenses

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$278,773	72.0%	$281,463	73.3%	$(2,690)	(1.0)%
International services	84,546	93.3%	51,063	91.9%	33,483	65.6%
GEO Care	60,351	87.6%	49,469	87.6%	10,882	22.0%
Facility construction and design	19,639	94.5%	39,189	99.5%	(19,550)	(49.9)%

Total	$443,309	78.1%	$421,184	78.7%	$22,125	5.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The decrease in operating expenses for U.S. corrections reflects the impact of our terminated contracts at McFarland, Jefferson County, Newton County and Fort Worth. Overall, operating expenses decreased as a percentage of revenues due to a decrease in start up expenses of $1.3 million as well as a decrease in certain other operational costs such as travel.
International services
Operating expenses for international services facilities increased in First Half 2010 compared to First Half 2009 due to our new contracts in Australia and in the United Kingdom which contributed additional operating expenses of $18.5 million. We also experienced overall increases in operating expenses associated with the weakening of the US dollar compared to the foreign currencies in Australia, South Africa and the United Kingdom which had an impact of $14.5 million.
GEO Care
Operating expenses for residential treatment increased $10.9 million during First Half 2010 from First Half 2009 primarily due to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care which contributed $11.2 million in operating costs. This increase was offset by lower costs of operation in the First Half 2010 for the Florida Civil Commitment Center which experienced a significant increase in the First Half 2009 due to start up costs associated with the move to an adjacent facility and increased overtime labor.

Facility construction and design
Operating expenses for facility construction and design decreased $19.6 million during First Half 2010 compared to First Half 2009 primarily due to a decrease in construction activities at Blackwater River Correctional Facility. In addition, several other projects were completed in 2009 including Florida Civil Commitment Center, Graceville Correctional Facility, and Northeast New Mexico Detention Facility.
Depreciation and amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$16,176	4.2%	$18,055	4.7%	$(1,879)	(10.4)%
International services	855	0.9%	663	1.2%	192	29.0%
GEO Care	1,681	2.4%	728	1.3%	953	130.9%
Facility construction and design	—	—	—	—	—	—

Total	$18,712	3.3%	$19,446	3.6%	$(734)	(3.8)%

U.S. corrections
During our first fiscal quarter of 2010, we completed a depreciation study on our owned correctional facilities. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For First Half 2010, the change resulted in a reduction in depreciation and amortization expense of approximately $1.8 million.
International Services
Depreciation and amortization increased slightly in First Half 2010 over First Half 2009 primarily due to our new management contracts for the operation of Parklea and Harmondsworth, as discussed above, and also from the unfavorable impact of changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization for GEO Care in First Half 2010 compared to First Half 2009 is primarily due to our acquisition of Just Care.
Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$38,103	6.7%	$34,251	6.4%	$3,852	11.2%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These expenses remained consistent as a percentage of revenues for the First Half 2010 compared to the First Half 2009. The increase in total expenses for the First Half 2010 is primarily related to $2.1 million of transaction costs for professional fees associated with our merger with Cornell.
Non Operating Expenses
Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$2,715	0.5%	$2,296	0.4%	$419	18.2%
Interest Expense	$16,261	2.9%	$13,965	2.6%	$2,296	16.4%

The majority of our interest income generated in First Half 2010 and First Half 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is attributable to currency exchange rates.
The net increase in interest expense of $0.5 million is attributable to more indebtedness outstanding in First Half 2010 related to our 7 3/4% Senior Notes offset by decreases in interest expense resulting from greater capitalized interest of $1.6 million associated primarily with increased investment in the construction of the North Lake Correctional Facility and the Aurora ICE Processing Center.
Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$20,996	38.9%	$18,831	38.5%	$2,165	11.5%
The effective tax rate for First Half 2010 was approximately 38.9%, compared to the effective income tax rate of 38.5% for the same period in the prior year. We estimate our annual effective tax rate for fiscal year 2010 to be approximately 39%, excluding the impact of partially non-deductible transaction costs associated with the merger with Cornell.
Financial Condition
Business Combination
On August 12, 2010, we acquired 100% of Cornell’s common stock for aggregate consideration of approximately $443 million excluding the effects of cash acquired and including GEO common stock consideration of approximately $358 million, based on the closing price of our stock on August 12, 2010 of $22.70, and cash consideration of $85.0 million pursuant to a definitive merger agreement entered into on April 18, 2010, as amended on July 22, 2010, between us, GEO Acquisition III, Inc., and Cornell. Also, in connection with the merger, on August 12, 2010, the Company paid $181.9 million of Cornell’s existing long-term debt, including accrued interest, and assumed $108.3 million of Cornell’s existing non-recourse debt.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $214.3 million, of which $97.5 million was spent through Second Quarter 2010. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $116.8 million, which will be spent through our fiscal years 2010 and 2011. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase.

Liquidity and Capital Resources
On August 4, 2010, we entered into a new Credit Agreement comprised of (i) a $150.0 million Term Loan A, under which borrowings were available only upon closing of the merger with Cornell, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015. Also, on August 4, 2010, we used proceeds from borrowings under the Credit Agreement to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement of $267.7 million, to pay $6.7 million for financing fees related to the newly executed Credit Agreement and to pay $2.4 million for expenses related to the unused $150.0 million commitment under the Third Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement was terminated on August 4, 2010. On August 12, 2010 in connection with the merger with Cornell, we have used aggregate proceeds of $290.0 million from the Term Loan A and from the Revolving Credit Facility under the newly executed Credit Agreement to repay Cornell’s obligations plus accrued interest under its Revolving Line of Credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% Senior Notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs, to pay the cash component of the merger consideration of $85.0 million and have retained the remaining $9.1 million.
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our newly executed Credit Agreement and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $400.0 million Revolving Credit Facility under our Credit Agreement. As of August 12, 2010, we had $150.0 million outstanding under the Term Loan A, $200.0 million outstanding under the Term Loan B, and our $400.0 million Revolving Credit Facility had $220.0 million outstanding in loans, $55.4 million outstanding in letters of credit and $124.6 million available for borrowings.
Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for 2010 and 2011 disclosed above. In addition to additional capital requirements which will be required relative to the merger, we are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Credit Agreement may not provide sufficient liquidity to meet our capital needs through 2010 and 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.
In February 2010, our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the twenty-six weeks ended July 4, 2010, we purchased 3.9 million shares of our common stock at a cost of $77.3 million using cash on hand and cash flow from operating activities.
In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4 % Senior Notes and in our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with its debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.
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
7 3/4% Senior Notes
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolver under the Third Amended and Restated Credit Agreement.
The 7 3/4% Senior Notes and the guarantees are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Credit Agreement, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors After October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

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
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than CSC of Tacoma, LLC, GEO International Holdings, Inc., certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of July 4, 2010.
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
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of July 4, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of July 4, 2010, included in current restricted cash and non-current restricted cash is $6.3 million and $9.4 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended July 4, 2010 in relation to the WEDFA bond indenture. As of July 4, 2010, the remaining balance of the debt service requirement is $31.6 million, of which $5.9 million is due within the next 12 months.
As of July 4, 2010, included in current restricted cash and non-current restricted cash is $7.0 million and $5.3 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $40.4 million at July 4, 2010. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 4, 2010, was $4.2 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $7.8 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.1 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under our Revolving Credit Commitment.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.6 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.4 million commencing in 2017. We have a liability of $1.6 million related to this exposure as of July 4, 2010. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At July 4, 2010, we also have outstanding nine letters of guarantee related to our Australian subsidiary totaling $8.3 million under separate international facilities.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II — Item 1. Legal Proceedings.
Derivatives
In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. In January 2010, we executed a fourth interest rate swap agreement in the notional amount of $25.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes.
Total net gains recognized and recorded in earnings related to these fair value hedges was $5.4 million and $5.8 million in the thirteen and twenty-six weeks ended July 4, 2010, respectively. As of July 4, 2010 and January 3, 2010, the fair value of the swap assets (liabilities) was $3.9 million and $(1.9) million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended July 4, 2010.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.5 million and $0.5 million for the thirteen and twenty-six weeks ended July 4, 2010, respectively. Total net gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.8 million and $0.9 million for the thirteen and twenty-six weeks ended June 28, 2009 respectively. The total value of the swap asset as of July 4, 2010 and January 3, 2010 was $1.2 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
Cash Flow
Cash and cash equivalents as of July 4, 2010 was $40.1 million, an increase of $6.3 million from January 3, 2010.
Cash provided by operating activities of continuing operations amounted to $85.3 million in First Half 2010 versus cash provided by operating activities of continuing operations of $77.5 million in First Half 2009. Cash provided by operating activities of continuing operations in First Half 2010 was positively impacted by an increase in net income of $3.5 million, a dividend received by our South Africa consolidated subsidiary from our South African joint venture of $3.9 million, a decrease in accounts receivable of $25.2 million due to the timing of cash collections from our customers offset by a decrease in accounts payable and accrued expenses and accrued payroll and related taxes of $1.8 million due to the timing of cash payments to our customers and our employees. Cash provided by operating activities of continuing operations in First Half 2009 was positively impacted by a decrease in accounts receivable of $12.7 million due to the timing of cash collections from our customers and an increase in accounts payable and accrued expenses and accrued payroll and related taxes of $6.8 million.

Cash used in investing activities amounted to $61.3 million in First Half 2010 compared to cash used in investing activities of $73.3 million in First Half 2009. Cash used in investing activities in First Half 2010 primarily reflects capital expenditures of $56.4 million related to the construction of correctional and detention facilities and an increase in restricted cash of $5.2 million. Cash used in investing activities in the First Half 2009 primarily reflects capital expenditures of $71.8 million and an increase in restricted cash of $1.6 million.
Cash used in financing activities in First Half 2010 amounted to $16.5 million compared to cash provided by financing activities of $2.2 million in First Half 2009. Cash used in financing activities in the First Half 2010 reflects payments for repurchase of our common stock of $77.3 million, payments on the Revolver, other long-term debt and non-recourse debt of $41.1 million offset by proceeds received from the Revolver of $97.0 million. Cash provided by financing activities in the First Half 2009 reflects proceeds received from borrowings on our Revolver of $18.0 million offset by payments on the Revolver of $8.0 million and payments on long-term debt and non-recourse debt of $8.3 million.
Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended April 4, 2010 and July 4, 2010, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states, most recently California and Arizona and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. While state budgetary pressures are expected to persist in fiscal years 2010 and 2011, we are encouraged by recent signs that the rate of decline in state revenue collections is slowing. While thirty-eight states still project budget gaps in fiscal year 2011, forty-one states project that fiscal year 2011 revenues will exceed final estimated revenue collections in fiscal year 2010, according to a March 2010 report issued by the National Conference on State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, during the second half of fiscal year 2009 our subsidiaries in the United Kingdom and Australia began the operation and management under two new contracts with an aggregate of 1,083 beds. In July 2010, our subsidiary in the United Kingdom (referred to as the “UK”) began operating the 360-bed expansion at Harmondsworth increasing the capacity of that facility to 620 beds from 260 beds. We believe there are additional opportunities in the UK such as the UK government’s solicitation of proposals for the management of five existing managed-only prisons totaling approximately 5,700 beds for which our wholly-owned subsidiary in the UK has been short-listed for participation in these procurements. Additionally, we expect to compete on large-scale transportation contracts in the UK where we have been short-listed to submit proposals as part of a new venture we have formed with a large UK-based fleet services company. Finally, the UK government had announced plans to develop five new 1,500-bed prisons to be financed, built and managed by the private sector. GEO had gone through the prequalification process for this procurement and had been invited to compete on these opportunities. We are continuing to monitor this opportunity and, at this time, we believe the government in the UK is reviewing this plan to determine the best way to proceed. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. Once preferred bidders have been announced, we anticipate the closing to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. In New Zealand, we have been short-listed to bid on a correctional center in Auckland. The New Zealand government has also announced intentions to solicit expressions of interest for a new design, build, finance and manage contract for a new correctional center in late 2010 for approximately 1,000 beds. We believe that additional opportunities will become available in international markets and we plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.
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
As a result of the consummation of our merger with Cornell, we expect to increase our aggregate annual revenues by approximately $400 million to more than $1.5 billion. We anticipate this increase in revenues will occur in our U.S. corrections and GEO Care segments.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Labor and related cost represented 55.9% of our operating expenses in First Half 2010. Additional significant operating expenses include food, utilities and inmate medical costs. In 2010, operating expenses totaled 78.1% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2010 will be impacted by the opening of any new facilities. We expect our results in 2010 to reflect increases to interest expense due to higher rates related to incremental borrowings under our Credit Agreement, higher average amounts of indebtedness and less capitalized interest due to a decrease in construction activity. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contract. A portion of these increases will be offset by a savings to depreciation expense. During our first fiscal quarter ended April 4, 2010, we completed a depreciation study on our owned correctional facilities and, as a result, revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The impact for the year ended January 2, 2011 is expected to be $2.2 million, net of tax. In addition to the factors discussed relative to our current operations, we expect to experience increases in operating expenses as a result of the merger with Cornell. As a result of the merger with Cornell, GEO now manages and/or owns 119 correctional, detention and residential treatment facilities with a total design capacity of approximately 81,000 beds and 8 non-residential service centers with a total service capacity of approximately 1,400. See discussion below relative to Synergies and Cost Savings.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, business development costs and other administrative expenses. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. In Second Quarter 2010, general and administrative expenses totaled 7.0% of our consolidated revenues. Excluding the impact of the merger with Cornell, we expect general and administrative expenses as a percentage of revenue in 2010 to be generally consistent with our general and administrative expenses for 2009. In connection with our merger with Cornell, we incurred $2.1 million in transaction costs during the thirteen and twenty-six weeks ended July 4, 2010 and expect to incur between $28 million and $32 million in the third and fourth fiscal quarters of 2010 for aggregate transaction costs of between $30 million and $34 million. Transaction costs, which we believe will be, in part, non-deductible for Federal Income Tax purposes, include legal, financial advisory due diligence, filing fees and other costs necessary to close the transaction.

Synergies and Cost Savings
Our management anticipates annual synergies of $12-15 million during the year following the completion of the merger with Cornell, and believes there may be potential to achieve additional synergies thereafter. We believe the merger should result in a number of important synergies achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved will further enhance cash provided by operations and return on invested capital of the combined company. We do not anticipate significant synergies in 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of $570.0 million and $55.1 million in outstanding letters of credit, as of August 12, 2010, for every one percent increase in the interest rate applicable to the Credit Agreement, our total annual interest expense would increase by $3.7 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at July 4, 2010, every 10 percent change in historical currency rates would have approximately a $5.1 million effect on our financial position and approximately a $0.5 million impact on our results of operations over the next fiscal year.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities that our Australian subsidiary formerly operated. The claim (No. SC 656 of 2006 to be heard by the Supreme Court of the Australian Capital Territory) relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, legal proceedings in this matter were formally commenced when we were served with notice of a complaint filed against us by the Commonwealth of Australia seeking damages of up to approximately AUD 18 million or $15.2 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (IRS) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposes to disallow a deduction that we realized during the 2005 tax year. Due to our receipt of the proposed IRS audit adjustment for the disallowed deduction, we have reassessed the probability of potential settlement outcomes with respect to the proposed adjustment, which is now under review by the IRS’s appeals division. Based on this reassessment, we have provided an additional accrual of $4.9 million during the fourth quarter of 2009. We have appealed this proposed disallowed deduction with the IRS’s appeals division and believe we have valid defenses to the IRS’s position. However, if the disallowed deduction were to be sustained in full on appeal, it could result in a potential tax exposure to us of $15.4 million. We believe in the merits of our position and intend to defend our rights vigorously, including our rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on our financial position, results of operations and cash flows.
We are currently under examination by the Internal Revenue Service for our U.S. income tax returns for fiscal years 2006 through 2008 and currently expect this examination to be concluded in 2010. Based on the status of the audit to date, we do not currently expect the outcome of the audit to have a material adverse impact on our financial condition, results of operation or cash flows.
Our South Africa joint venture is in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. SARS has notified us that it proposes to disallow these deductions. We have appealed these proposed disallowed deductions with SARS, believe we have defenses in these matters and intend to defend our rights vigorously. However, if resolved unfavorably, our maximum exposure would be $2.6 million.
On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The plaintiff filed an amended complaint on May 28, 2010. The amended complaint alleges, among other things, that the Cornell directors, aided and abetted by Cornell and GEO, breached their fiduciary duties in connection with the merger. Among other things, the amended complaint seeks to enjoin Cornell, its directors and GEO from completing the merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties have reached a settlement in principle, subject to confirmatory discovery, preparation and execution of a formal stipulation of settlement, final court approval of the settlement and dismissal of the action with prejudice. The settlement of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS.
Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed on February 22, 2010 (the “2009 Form 10-K”) and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010 filed on May 14, 2010 (the “1Q 2010 Form 10-Q”) include a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. The information below updates, and should be read in conjunction with, the risk factors in our 2009 Form 10-K and our 1Q 2010 Form 10-Q. We encourage you to read these risk factors in their entirety.
The merger with Cornell may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock after the merger.
While we believe the merger with Cornell has the potential to be accretive to future earnings, there can be no assurance with respect to the timing and scope of the accretive effect or whether it will be accretive at all. We may encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger or a downturn in our business. All of these factors could cause dilution to our earnings per share or decrease the expected accretive effect of the merger and cause a decrease in the price of our common stock after the merger.
Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our common stock following the merger with Cornell.
In accordance with GAAP, we are considered the acquiror of Cornell for accounting purposes. We will account for the merger using the acquisition method of accounting. There may be charges related to the acquisition that are required to be recorded to our earnings that could adversely affect the market value of our common stock following the completion of the merger. Under the acquisition method of accounting, we will allocate the total purchase price to the assets acquired, including identifiable intangible assets, and liabilities assumed from Cornell based on their fair values as of the date of the completion of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, revaluing them to their fair values as of the completion date of the merger may result in our incurrence of additional depreciation and amortization expense that may exceed the combined amounts recorded by GEO and Cornell prior to the merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired after the merger, we may be required to incur charges relating to the impairment of those assets.
We will incur significant transaction- and integration-related costs in connection with the merger.
We expect to incur non-recurring costs associated with combining the operations of Cornell with our company, including charges and payments to be made to some of Cornell’s employees pursuant to “change in control” contractual obligations. We expect that the amount of these costs will be determined as of the effective time of the merger and may be material to our financial position and results of operations. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, facilities and systems consolidation costs, and employee-related costs. We will also incur fees and costs related to formulating integration plans and performing these activities. Additional unanticipated costs may be incurred in the integration of Cornell’s business. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Cornell’s business, may not offset incremental transaction- and other integration-related costs in the near term.
We have substantial indebtedness following the merger, which may limit our financial flexibility.
Following the completion of the merger, we have approximately $1.05 billion in total debt outstanding, including non-recourse debt and capital leases. This amount of indebtedness may limit our flexibility as a result of our debt service requirements, and may limit our ability to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with financial and other restrictive covenants in our indebtedness.
Further, our ability to comply with the financial and other covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital.
The merger will result in our reentry into the market of operating juvenile correctional facilities which may pose certain risks and difficulties compared to other facilities.
As a result of the merger, we will reenter the market of operating juvenile correctional facilities. We intentionally exited this market a number of years ago. Operating juvenile correctional facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Additionally, juvenile services contracts related to educational services may provide for annual collection several months after a school year is completed. We cannot assure you that we will be successful in operating juvenile correctional facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.
Our company’s goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.
Our company will have a substantial amount of goodwill and other intangible assets resulting from the merger. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill for impairment based on the fair value of each reporting unit. Estimated fair values could change if there are changes in the combined company’s capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchase of Equity Securities:
The following table presents information related to repurchases of our common stock made during the quarter ended July 4, 2010:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid per	Announced Plans or	Under the Plans or
Period	Shares Purchased	Share	Programs (1)(2)	Programs
April 5, 2010-May 4, 2010	22,533	$21.25	22,533	$25,623,940
May 5, 2010-June 5, 2010	1,088,414	$21.04	1,088,414	$2,721,786
June 6, 2010-July 4, 2010	—	—	—	—

(1)	On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program of up to $80.0 million of its common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable rules and requirements of the Securities and Exchange Commission. The program also may include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.

(2)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares, if any, will be deposited, into treasury and retained for future uses.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.
(A) Exhibits

2.1	Agreement and Plan of Merger, dated as of April 18, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on April 20, 2010).

2.1A	Amendment to Agreement and Plan of Merger, dated as of July 22, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1A of the Company’s report on Form 8-K, filed on July 22, 2010).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 13, 2010

/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)