Form 10-Q
period 2010-10-03
GEO GROUP INC
filed 2010-11-12
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 5, 2010, 64,447,534 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues	$327,933	$294,865	$895,570	$830,305
Operating expenses	251,100	234,347	694,348	655,413
Depreciation and amortization	13,384	9,616	32,096	29,062
General and administrative expenses	33,925	15,685	72,028	49,936

Operating income	29,524	35,217	97,098	95,894
Interest income	1,734	1,224	4,448	3,520
Interest expense	(11,917)	(6,533)	(28,178)	(20,498)
Loss on extinguishment of debt	(7,933)	—	(7,933)	—

Income before income taxes, equity in earnings of affiliate and discontinued operations	11,408	29,908	65,435	78,916
Provision for income taxes	7,547	11,510	28,560	30,374
Equity in earnings of affiliate, net of income tax provision of $449, $352, $1,672 and $936	1,149	904	2,868	2,407

Income from continuing operations	5,010	19,302	39,743	50,949
Loss from discontinued operations, net of tax benefit $216	—	—	—	(346)

Net income	$5,010	$19,302	$39,743	$50,603
Net (income) loss attributable to noncontrolling interests	271	(44)	227	(129)

Net income attributable to The GEO Group Inc.	$5,281	$19,258	$39,970	$50,474

Weighted-average common shares outstanding:
Basic	57,799	50,900	52,428	50,800

Diluted	58,198	51,950	53,044	51,847

Income per common share attributable to The GEO Group Inc. (Note 3):
Basic:
Income from continuing operations	$0.09	$0.38	$0.76	$1.00
Income from discontinued operations	—	—	—	(0.01)

Net income per share-basic	$0.09	$0.38	$0.76	$0.99

Diluted:
Income from continuing operations	$0.09	$0.37	$0.75	$0.98
Loss from discontinued operations	—	—	—	(0.01)

Net income per share-diluted	$0.09	$0.37	$0.75	$0.97

Comprehensive income:
Net income	$5,010	$19,302	$39,743	$50,603
Total other comprehensive income, net of tax	5,208	1,858	2,308	8,657

Total comprehensive income	10,218	21,160	42,051	59,260
Comprehensive income (loss) attributable to noncontrolling interests	(214)	77	(185)	129

Comprehensive income attributable to The GEO Group Inc.	$10,432	$21,083	$42,236	$59,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2010 AND JANUARY 3, 2010
(In thousands, except share data)

	October 3, 2010	January 3, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,766	$33,856
Restricted cash and investments (including VIEs[1] of $33,079 and $6,212, respectively)	40,180	13,313
Accounts receivable, less allowance for doubtful accounts of $622 and $429	261,683	200,756
Deferred income tax asset, net	31,195	17,020
Other current assets	21,443	14,689

Total current assets	408,267	279,634

Restricted Cash and Investments (including VIEs of $26,700 and $8,182, respectively)	39,766	20,755
Property and Equipment, Net (including VIEs of $170,986 and $28,282, respectively)	1,498,886	998,560
Assets Held for Sale	4,348	4,348
Direct Finance Lease Receivable	36,835	37,162
Goodwill	244,568	40,090
Intangible Assets, Net	92,342	17,579
Other Non-Current Assets	64,948	49,690

	$2,389,960	$1,447,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,799	$51,856
Accrued payroll and related taxes	43,690	25,209
Accrued expenses	119,323	80,759
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $19,365 and $4,575, respectively)	41,173	19,624

Total current liabilities	270,985	177,448

Deferred Income Tax Liability	51,069	7,060
Other Non-Current Liabilities	50,996	33,142
Capital Lease Obligations	13,888	14,419
Long-Term Debt	802,506	453,860
Non-Recourse Debt (including VIEs of $133,251 and $32,105, respectively)	191,603	96,791
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 84,256,321 and 67,704,008 issued and 64,416,327 and 51,629,005 outstanding	644	516
Additional paid-in capital	713,296	351,550
Retained earnings	405,047	365,927
Accumulated other comprehensive income	7,762	5,496
Treasury stock 20,074,313 and 16,075,003 shares, at cost, at October 3, 2010 and January 3, 2010	(138,848)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	987,901	664,601
Noncontrolling interests	21,012	497

Total shareholders’ equity	1,008,913	665,098

	$2,389,960	$1,447,818

[1]	Variable interest entities or “VIEs”
The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED
OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(In thousands)
(UNAUDITED)

	Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009
Cash Flow from Operating Activities:
Net Income	$39,743	$50,603
Net (income) loss attributable to noncontrolling interests	227	(129)

Net income attributable to The Geo Group Inc.	39,970	50,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,096	29,062
Amortization of debt issuance costs	3,022	3,307
Restricted stock expense	2,529	2,652
Stock option plan expense	1,004	705
Provision for doubtful accounts	140	139
Equity in earnings of affiliates, net of tax	(2,868)	(2,407)
Income tax charge (benefit) of equity compensation	(786)	19
Loss on extinguishment of debt	7,933	—
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable and other assets	6,620	(21,552)
Changes in accounts payable, accrued expenses and other liabilities	13,944	11,084

Net cash provided by operating activities of continuing operations	103,604	73,483
Net cash provided by operating activities of discontinued operations	—	5,818

Net cash provided by operating activities	103,604	79,301

Cash Flow from Investing Activities:
Acquisition, cash consideration	(260,239)	—
Just Care purchase price adjustment	(41)	—
Proceeds from sale of assets	334	—
Increase in restricted cash	(2,070)	(1,426)
Capital expenditures	(68,284)	(113,714)

Net cash used in investing activities	(330,300)	(115,140)

Cash Flow from Financing Activities:
Payments on long-term debt	(342,460)	(18,486)
Proceeds from long-term debt	673,000	41,000
Termination of interest rate swap agreement	—	1,719
Payments for purchase of treasury shares	(80,000)	—
Payments for retirement of common stock	(7,078)	—
Proceeds from the exercise of stock options	5,747	383
Income tax (charge) benefit of equity compensation	786	(19)
Debt issuance costs	(5,750)	(358)

Net cash provided by financing activities	244,245	24,239
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,361	4,244

Net Increase in Cash and Cash Equivalents	19,910	(7,356)
Cash and Cash Equivalents, beginning of period	33,856	31,655

Cash and Cash Equivalents, end of period	$53,766	$24,299

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$8,565	$20,362

Fair value of assets acquired, net of cash acquired	$677,432	$—

Acquisition, equity consideration	$358,076	$—

Total liabilities assumed	$242,799	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirty-nine weeks ended October 3, 2010 are not necessarily indicative of the results for the entire fiscal year ending January 2, 2011.
On April 18, 2010, the Company, the Company’s wholly-owned subsidiary, GEO Acquisition III, Inc., and Cornell Companies Inc., (“Cornell”), entered into a definitive merger agreement, as amended on July 22, 2010, pursuant to which the Company acquired Cornell for stock and cash (the “Merger”). The Company completed the acquisition of Cornell, on August 12, 2010. Cornell is a Houston-based provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. As a result of the Merger with Cornell, the Company’s worldwide operations include the management and/or ownership of approximately 79,000 beds at 116 correctional, detention and residential treatment facilities including projects under development. Refer to Note 2.
Consolidation
The accompanying consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and the Company’s activities relative to the financing of operating facilities (the Company’s variable interest entities are discussed further in Note 10). All significant intercompany balances and transactions have been eliminated. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to Municipal Corrections Finance L.P. (“MCF”) and the noncontrolling interest in South African Custodial Management Pty. Limited (“SACM”). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities.
Reclassifications
The Company’s noncontrolling interest in SACM has been reclassified from operating expenses to noncontrolling interest in the consolidated statements of income as this item has become more significant due to the noncontrolling interest in MCF acquired from Cornell in the Merger. Also, as a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regard to the Bronx Community Re-entry Center and Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. corrections. The segment data has been revised for all periods presented. All prior year amounts have been conformed to the current year presentation.
Discontinued operations
The termination of any of the Company’s management contracts, by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. The Company reflects such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. The component unit for which cash flows are considered to be completely eliminated exists at the customer level. Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. The Company has classified the results of operations of its terminated management contracts at certain domestic facilities as discontinued operations for the thirty-nine weeks ended September 27, 2009. There were no continuing cash flows from these operations in the thirteen weeks ended October 3, 2010 or September 27, 2009 or for the thirty-nine weeks ended October 3, 2010, and as such, there are no amounts reclassified to discontinued operations for those periods.
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
During the first quarter of 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The basis for the change in the useful life of the Company’s owned correctional facilities is due to the expectation that these facilities are capable of being used for a longer period than previously anticipated based on quality of construction and effective building maintenance. The Company accounted for the change in the useful lives as a change in estimate which is accounted for prospectively beginning January 4, 2010. For the thirteen weeks ended October 3, 2010, the change resulted in a reduction in depreciation and amortization expense of $0.9 million, an increase to net income of $0.6 million and an increase in diluted earnings per share of $0.01. For the thirty-nine weeks ended October 3, 2010, the change resulted in a reduction in depreciation and amortization expense of $2.7 million, an increase to net income of $1.7 million and an increase in diluted earnings per share of $0.03.
Except as discussed above, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2010 for the fiscal year ended January 3, 2010.
2. BUSINESS COMBINATION
Purchase price allocation
Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million, excluding cash acquired of $12.9 million and including: (i) cash payments for Cornell’s outstanding common stock of $84.9 million, (ii) payments made on behalf of Cornell related to Cornell’s transaction costs accrued prior to the Merger of $6.4 million, (iii) cash payments for the settlement of certain of Cornell’s debt plus accrued interest of $181.9 million using proceeds from the Company’s Credit Agreement (Refer to Note 11), (iv) common stock consideration of $357.8 million, and (v) the fair value of replacement stock option replacement awards of $0.2 million. The value of the equity consideration was based on the closing price of the Company’s stock on August 12, 2010 of $22.70.
GEO is identified as the acquiring company for US GAAP accounting purposes. Under the purchase method of accounting, the aggregate purchase price is allocated to Cornell’s net tangible and intangible assets based on their estimated fair values as of August 12, 2010, the date of closing and the date that GEO obtained control over Cornell. In order to determine the fair values of a significant portion of the assets acquired and liabilities assumed, the Company engaged third party independent valuation specialists. The preliminary work performed by the third party independent valuation specialists has been considered in management’s estimates of certain of the fair values reflected in the purchase price allocation below. For any other assets acquired and liabilities assumed for which the Company is not considering the work of third party independent valuation specialists, the fair value determined by the Company’s management represents the price management believes would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For long term assets, liabilities and the noncontrolling interest in MCF for which there was no active market price available for valuation, the Company used Level 3 inputs to estimate the fair market value.
The allocation of the purchase price for this transaction at August 12, 2010 is preliminary. The Company is in the process of obtaining the information necessary to complete its purchase price allocation. The Company has evaluated and continues to evaluate pre-acquisition contingencies related to Cornell that may have existed at the acquisition date of August 12, 2010. If these pre-acquisition contingencies become probable in nature and estimable before the end of the purchase price allocation period, amounts will be recorded to adjust the acquisition goodwill value for such matters as of the acquisition date of August 12, 2010. If these contingencies become probable in nature and estimable after the end of the purchase price allocation period, amounts will be recorded for such matters in the Company’s results of operations. The purchase price was allocated to the fair value of the assets and liabilities as of August 12, 2010 as follows (in ‘000’s):

Purchase price
allocation
Accounts receivable	$57,761
Prepaid and other current assets	13,176
Deferred tax asset	10,934
Restricted assets	43,183
Property, plant and equipment	462,797
Intangible assets	77,600
Out of market lease assets	472
Other long-term assets	11,509

Total assets acquired	$677,432

Accounts payable and accrued expenses	(53,646)
Fair value of non-recourse debt	(120,943)
Out of market lease liabilities	(24,071)
Deferred tax liability	(44,009)
Other long-term liabilities	(130)

Total liabilities assumed	(242,799)

Total identifiable net assets	434,633
Goodwill	204,382

Fair value of Cornell’s net assets	639,015
Noncontrolling interest	(20,700)

Total consideration for Cornell, net of cash acquired	$618,315

As shown above, the Company recorded $204.4 million of goodwill related to the purchase of Cornell. The strategic benefits of the Merger include the combined Company’s increased scale and the diversification of service offerings. These factors contributed to the goodwill that was recorded upon consumation of the transaction. Of the goodwill recorded in relation to the Merger, only $1.5 million of goodwill resulting from a previous Cornell acquisition is deductible for federal income tax purposes; the remainder of goodwill is not deductible. Identifiable intangible assets purchased in the acquisition and their weighted average amortization periods in total and by major intangible asset class, as applicable, are included in the table below (in thousands):

	Weighted average	Fair value
	amortization period	as of August 12, 2010
Goodwill	n/a	204,382

Identifiable intangible assets
Facility Management contracts	12.5	$70,100
Non compete agreements	1.7	5,700
Trade names	indefinite	1,800

Total identifiable intangible assets		$77,600

As of October 3, 2010 the weighted average period before the next contract renewal for acquired contracts classified as U.S. corrections was 7.33 years and for GEO Care was 1.3 years.
The following table sets forth amortization expense for each of the five succeeding years related to the acquired facility management contracts:

Fiscal Year	U.S corrections	GEO Care	Total
2010	$738	$667	$1,405
2011	2,950	2,669	5,619
2012	2,950	2,669	5,619
2013	2,950	2,669	5,619
2014	2,950	2,669	5,619
2015	2,950	2,669	5,619
Thereafter	20,253	20,995	41,248

Net carrying value as of October 3, 2010	$35,003	$34,341	$69,344

Pro forma financial information
The results of operations of Cornell are included in the Company’s results of operations beginning after August 12, 2010. The following unaudited pro forma information for 2010 combines the consolidated results of operations of the Company and Cornell as if the acquisition had occurred at the beginning of fiscal year 2010 and the unaudited pro forma information for 2009 combines the consolidated results of operations of the Company and Cornell as if the acquisition had occurred at the beginning of fiscal year 2009. The pro forma amounts are included for comparative purposes and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues	$373,001	$398,571	$1,145,511	$1,139,909
Net income (loss)	(8,143)	9,361	32,464	47,099
Net income (loss) attributable to The GEO Group Inc., shareholders	(8,352)	8,972	30,172	46,033

Net income (loss) per share — basic	$(0.14)	$0.13	$0.58	$0.69
Net income (loss) per share — diluted	$(0.14)	$0.13	$0.57	$0.68
The Company has included $53.6 million in revenue and $4.5 million in net income in its consolidated statement of income for the thirteen and thirty-nine weeks ended October 3, 2010 related to Cornell activity since August 12, 2010, the date of acquisition.
During the second and third fiscal quarters of 2010, the Company incurred $2.1 million and $13.5 million, respectively in non-recurring direct transaction related expenses which are recorded as operating expenses in the Company’s consolidated statements of income. Also included in operating expenses is $0.5 million for retention bonuses paid to Cornell employees as compensation for services performed after the acquisition date.
3. SHAREHOLDERS’ EQUITY
Stock repurchases
On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock effective through March 31, 2011. The stock repurchase program is implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. During the thirteen and thirty-nine weeks ended October 3, 2010, the Company purchased 0.1 million and 4.0 million shares of its common stock, respectively, at an aggregate cost of $2.7 million and $80.0 million, respectively, using cash on hand and cash flow from operating activities. As a result, the Company has completed repurchases of shares of its common stock under the share repurchase program approved in February 2010. Included in the shares repurchased for the thirty-nine weeks ended October 3, 2010 were 1,055,180 shares repurchased from executive officers at an aggregate cost of $22.3 million.
Noncontrolling interests
Upon acquisition of Cornell, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF as of August 12, 2010. The noncontrolling interest in MCF represents 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company includes the results of operations and financial position of MCF, its variable interest entity, in its consolidated financial statements. MCF owns eleven facilities which it leases to the Company.
The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.75%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirty-nine weeks ended October 3, 2010. The noncontrolling interest as of October 3, 2010 and January 3, 2010 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. There were no contributions from owners or distributions to owners in the thirty-nine weeks ended October 3, 2010.
The following table represents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

					Additional	Accumulated Other			Total
	Common shares		Treasury shares		Paid-In	Comprehensive	Retained	Noncontrolling	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance January 3, 2010	51,629	516	(16,075)	(58,888)	351,550	5,496	365,927	497	665,098
Stock option and restricted stock award transactions, net	1,336	13			10,053				10,066
Acquisition of Cornell	15,764	158			357,918			20,700	378,776
Common stock retirements	(314)	(3)			(6,225)		(850)		(7,078)
Common stock repurchases	(3,999)	(40)	(3,999)	(79,960)					(80,000)
Comprehensive income (loss):									—
Net income (loss):							39,970	(227)	39,743
Change in foreign currency translation, net						2,571		42	2,613
Pension liability, net						34			34
Unrealized gain on derivative instruments, net						(339)			(339)

Total comprehensive income (loss)						2,266	39,970	(185)	42,051

Balance October 3, 2010	64,416	644	(20,074)	(138,848)	713,296	7,762	405,047	21,012	1,008,913

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
On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. The 2006 Plan specifies that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. As of October 3, 2010, the Company had 2,527,264 shares of common stock available for issuance pursuant to future awards that may be granted under the plan. As a result of the acquisition of Cornell, the Company issued 35,750 replacement stock option awards with an aggregate fair value of $0.2 million which is included in the purchase price consideration. These awards are fully vested and must be exercised within 90 days of August 12, 2010.
A summary of the activity of stock option awards issued and outstanding under Company Plans is presented below.

	October 3, 2010
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at January 3, 2010	2,807	$10.26	4.80	$32,592
Options granted	36	16.33	—	—
Options exercised	(1,301)	4.44
Options forfeited/canceled/expired	(47)	20.64

Options outstanding at October 3, 2010	1,495	$15.16	6.04	$12,726

Options exercisable at October 3, 2010	985	$12.63	4.77	$10,870

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. For the thirteen and thirty-nine weeks ended October 3, 2010, the amount of stock-based compensation expense related to stock options was $0.3 million and $1.0 million, respectively. For the thirteen and thirty-nine weeks ended September 27, 2009, the amount of stock-based compensation expense related to stock options was $0.2 million and $0.7 million, respectively. As of October 3, 2010, the Company had $2.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.
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

		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 3, 2010	383,100	$19.66
Granted	40,280	22.70
Vested	(194,850)	18.31
Forfeited/canceled	(3,250)	20.77

Restricted stock outstanding at October 3, 2010	225,280	$21.36

During the thirteen and thirty-nine weeks ended October 3, 2010, the Company recognized $0.9 million and $2.5 million, respectively, of compensation expense related to its outstanding shares of restricted stock. During the thirteen and thirty-nine weeks ended September 27, 2009, the Company recognized $0.8 million and $2.7 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of October 3, 2010, the Company had $3.7 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 1.9 years.
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group Inc., shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Income from continuing operations	$5,010	$19,302	$39,743	$50,603
Net (income) loss attributable to noncontrolling interests	271	(44)	227	(129)

Income from continuing operations attributable to The GEO Group Inc.	$5,281	$19,258	$39,970	$50,474
Basic earnings per share from continuing operations attributable to The GEO Group Inc.:
Weighted average shares outstanding	57,799	50,900	52,428	50,800

Per share amount	$0.09	$0.38	$0.76	$1.00

Diluted earnings per share from continuing operations attributable to The GEO Group Inc.:
Weighted average shares outstanding	57,799	50,900	52,428	50,800
Effect of dilutive securities:
Stock options and restricted stock	399	1,050	616	1,047

Weighted average shares assuming dilution	58,198	51,950	53,044	51,847

Per share amount	$0.09	$0.37	$0.75	$0.98

Thirteen Weeks
For the thirteen weeks ended October 3, 2010, 23,807 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
For the thirteen weeks ended September 27, 2009, 23,684 weighted average shares of stock underlying options and 8,668 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.
Thirty-nine Weeks
For the thirty-nine weeks ended October 3, 2010, 21,655 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
For the thirty-nine weeks ended September 27, 2009, 82,936 weighted average shares of stock underlying options and 10,075 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.
In November 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. In January 2010, the Company executed a fourth interest rate swap agreement in the notional amount of $25.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains recognized and recorded in earnings related to these fair value hedges was $3.3 million and $9.2 million in the thirteen and thirty-nine weeks ended October 3, 2010, respectively. As of October 3, 2010 and January 3, 2010, the fair value of the swap assets (liabilities) was $7.3 million and $(1.9) million, respectively and are included as Other Non-Current Assets or as Long-Term Debt, as appropriate, in the accompanying balance sheets. There was no material ineffectiveness of these interest rate swaps for the fiscal periods ended October 3, 2010.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(0.2) million and $0.3 million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively. Total net gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $1.0 million for the thirteen and thirty-nine weeks ended September 27, 2009, respectively. The total value of the swap asset as of October 3, 2010 and January 3, 2010 was $1.5 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
During the thirty-nine weeks ended September 27, 2009, both of the Company’s lenders with respect to an aggregate $50.0 million notional amount of interest rate swaps on the $150.0 million 8 1/4% Senior Notes Due 2013 (the Company repaid this debt in October 2009), elected to settle the swap agreements at a price equal to the fair value of the interest rate swaps on the respective call dates. As a result, the Company realized cash proceeds of $1.7 million.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the Company’s goodwill balances for the thirty-nine weeks ended October 3, 2010 were as follows (in thousands):

		Goodwill
		Resulting from	Foreign
	Balance as of	Business	Currency	Balance as of
	January 3, 2010	Combinations	Translation	October 3, 2010
U.S. corrections	$21,692	$153,882	$—	$175,574
International services	669	—	55	724
GEO Care	17,729	50,541	—	68,270

Total segments	$40,090	$204,423	$55	$244,568

On August 12, 2010, the Company acquired Cornell and recorded goodwill representing the strategic benefits of the Merger including the combined Company’s increased scale and the diversification of service offerings. Goodwill resulting from business combinations includes the excess of the Company’s purchase price over net assets of Cornell acquired and also includes the effects of a purchase price adjustment related to the acquisition of Just Care. Intangible assets consisted of the following (in thousands):

	Useful Life		International
	in Years	U.S. Corrections	Services	GEO Care	Total
Facility management contracts	7-17	$14,450	$1,875	$—	$16,325
Facility management contracts	1-13	—		6,600	6,600
Covenants not to compete	4	1,470	—	—	1,470

Gross carrying value of January 3, 2010		15,920	1,875	6,600	24,395

Facility management contracts		35,400	—	34,700	70,100
Covenants not to compete		2,879	—	2,821	5,700
Trade name		—	—	1,800	1,800
Foreign currency translation		—	758	—	758

Gross carrying value as of October 3, 2010		54,199	2,633	45,921	102,753
Accumulated amortization expense		(8,636)	(275)	(1,500)	(10,411)

Net carrying value at October 3, 2010		$45,563	$2,358	$44,421	$92,342

On August 21, 2010, the Company acquired Cornell and recorded identifiable intangible assets related to acquired management contracts, non-compete agreements for certain former Cornell executives and for the trade name associated with Cornell’s youth services business which is now part of the Company’s GEO Care reportable segment.
Amortization expense was $1.8 million and $2.9 million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively and primarily related to the amortization of intangible assets for acquired management contracts. Amortization expense was $0.4 million and $1.3 million for the thirteen and thirty-nine weeks ended September 27, 2009, respectively and primarily related to the amortization of intangible assets for acquired management contracts. The Company’s weighted average useful life related to its acquired facility management contracts is 12.48 years.
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
All of the Company’s interest rate swap derivatives were in the Company’s favor as of October 3, 2010 and are presented as assets in the table below and in the accompanying balance sheet. The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of October 3, 2010 and January 3, 2010 (in thousands):

		Fair Value Measurements at October 3, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	October 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$8,761	$—	$8,761	$—
Investments — Canadian governmental issued securities	1,773	—	1,773	—

		Fair Value Measurements at January 3, 2010
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$2,020	$—	$2,020	$—
Investments — Canadian governmental issued securities	1,527	—	1,527	—
Liabilities:
Interest rate swap derivative liabilities	$1,887	$—	$1,887	$—
The financial investments included in the Company’s Level 2 fair value measurements as of October 3, 2010 and January 3, 2010 consist of an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets and liabilities of the Company, and also an investment in Canadian dollar denominated fixed income securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities.
9. FINANCIAL INSTRUMENTS
The Company’s balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values at October 3, 2010 and January 3, 2010:

	October 3, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$53,766	$53,766
Cash, Restricted, including current portion	79,946	79,946
Liabilities:
Borrowings under the Credit Agreement	$558,053	$560,438
7 3/4% Senior Notes	253,953	260,313
Non-recourse debt, including current portion	222,512	224,740

	January 3, 2010
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$33,856	$33,856
Cash, Restricted, including current portion	34,068	34,068
Liabilities:
Borrowings under the Senior Credit Facility	$212,963	$203,769
7 3/4% Senior Notes	250,000	255,000
Non-recourse debt, including current portion	113,724	113,360
The fair values of the Company’s Cash and cash equivalents and Restricted cash approximate the carrying values of these assets at October 3, 2010 and January 3, 2010. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of our 7 3/4% Senior Notes and certain non-recourse debt are based on market prices, where available, or similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of the borrowings under the Credit Agreement is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.
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
The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established in 2001 and was subsequently awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $11.8 million at October 3, 2010 and its guarantees related to SACS discussed in Note 11.
The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. See Note 11.
As a result of the acquisition of Cornell in August 2010, the Company assumed the variable interest in MCF. MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from Cornell and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Bonds due 2016, which are limited non-recourse obligations of MCF and collateralized by the bond reserves, assignment of subleases and substantially all assets related to the eleven facilities. Under the terms of the Lease with Cornell, assumed by the Company, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation.
11. DEBT
Credit Agreement
On August 4, 2010, the Company entered into a new $750.0 million senior credit facility, through the execution of a Credit Agreement (the “Credit Agreement”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. The Credit Agreement is comprised of (i) a $150.0 million Term Loan A (“Term Loan A”), initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B (“Term Loan B”) initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility (“Revolver”) of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015.
Indebtedness under the Revolver and the Term Loan A bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver and
Term Loan A
LIBOR borrowings	LIBOR plus 2.00% to 3.00%.
Base rate borrowings	Prime Rate plus 1.00% to 2.00%.
Letters of credit	2.00% to 3.00%.
Unused Term Loan A and Revolver	0.375% to 0.50%.
The Credit Agreement contains certain customary representations and warranties, and certain customary covenants that restrict the Company’s ability to, among other things as permitted (i) create, incur or assume indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio or senior secured leverage ratio to exceed certain maximum ratios or allow the interest coverage ratio to be less than 3.00 to 1.00, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, (x) alter the business the Company conducts, and (xi) materially impair the Company’s lenders’ security interests in the collateral for its loans.
The Company must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Total Leverage Ratio -
Period	Maximum Ratio
August 4, 2010 through and including the last day of the fiscal year 2011	4.50 to 1.00
First day of fiscal year 2012 through and including that last day of fiscal year 2012	4.25 to 1.00
Thereafter	4.00 to 1.00
The Credit Agreement also does not permit the Company to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Senior Secured Leverage Ratio -
Period	Maximum Ratio
August 4, 2010 through and including the last day of the fiscal year 2011	3.25 to 1.00
First day of fiscal year 2012 through and including that last day of fiscal year 2012	3.00 to 1.00
Thereafter	2.75 to 1.00
Additionally, there is an Interest Coverage Ratio under which the lender will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.
Events of default under the Credit Agreement include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company believes it was in compliance with all of the covenants of the Credit Agreement as of October 3, 2010.
On August 4, 2010, GEO used approximately $280 million in aggregate proceeds from the Term Loan B and the Revolver primarily to repay existing borrowings and accrued interest under its prior credit facility of approximately $267.7 million and also used approximately $6.7 million for financing fees related to the Credit Agreement. The Company received, as cash, the remaining proceeds of $3.2 million. On August 12, 2010, the Company borrowed $290.0 million under its Credit Agreement and used the aggregate cash proceeds primarily for $84.9 million in cash consideration payments to Cornell’s stockholders in connection with the Merger, transaction costs of approximately $14.0 million, the repayment of $181.9 million for Cornell’s 10.75% Senior Notes due July 2012 plus accrued interest and Cornell’s Revolving Line of Credit due December 2011 plus accrued interest. As of October 3, 2010, the Company had $150.0 million outstanding under the Term Loan A, $200.0 million outstanding under the Term Loan B, and its $400.0 million Revolver had $210.0 million outstanding in loans, $56.4 million outstanding in letters of credit and $133.6 million available for borrowings. The Company intends to use future borrowings for the purposes permitted under the Credit Agreement, including for general corporate purposes.
The Company has accounted for the termination of the Third Amended and Restated Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and termination of the Third Amended and Restated Credit Agreement, the Company wrote-off $7.9 million of associated deferred financing fees in the thirteen weeks ended October 3, 2010.
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
The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the Company’s Credit Agreement, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of the Company’s subsidiaries that are not guarantors. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

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
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of October 3, 2010.
Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of October 3, 2010 and January 3, 2010 was $26.7 million and $27.2 million, respectively and is included in property and equipment in the accompanying balance sheets.
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of October 3, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of October 3, 2010, included in current restricted cash and non-current restricted cash is $6.2 million and $8.2 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2010, CSC of Tacoma LLC made a payment from its restricted cash account of $5.9 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of October 3, 2010, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.
As of October 3, 2010, included in current restricted cash and non-current restricted cash is $7.1 million and $0.9 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
MCF
MCF, the Company’s consolidated variable interest entity, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries.
The scheduled maturities of MCF’s non-recourse debt are as follows:

Fiscal Year	MCF
2011	$14,600
2012	15,800
2013	17,200
2014	18,600
2015	20,200
Thereafter	21,900

Total	$108,300

Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.4 million at October 3, 2010 and January 3, 2010. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at October 3, 2010, was $4.9 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.
Guarantees
In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.7 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.2 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $2.9 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, commencing in 2017. The Company has a liability of $1.8 million and $1.5 million related to this exposure as October 3, 2010 and January 3, 2010, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At October 3, 2010, the Company also had nine letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.6 million.
12. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Connectional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $17.5 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
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
The Company is currently under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2006 through 2008 and expects this examination to be concluded in 2010. Based on the status of the audit to date, the Company does not expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows. Refer to Note 16.
The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010, received a notice of favorable ruling relative to these proceedings. If SARS should appeal, the Company believes it has defenses in these matters and intends to defend its rights vigorously. If resolved unfavorably, the Company’s maximum exposure would be $2.6 million. Refer to Subsequent Events — Note 16.
On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The plaintiff filed an amended complaint on May 28, 2010. The amended complaint alleges, among other things, that the Cornell directors, aided and abetted by Cornell and GEO, breached their fiduciary duties in connection with the Merger. Among other things, the amended complaint seeks to enjoin Cornell, its directors and GEO from completing the Merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties have reached a settlement in principle, which has been preliminarily approved by the court and remains subject to confirmatory final court approval of the settlement and dismissal of the action with prejudice. The settlement of this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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
Income Taxes
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
As of October 3, 2010, the Company was under examination by the Internal Revenue Service for its U.S. income tax returns for fiscal years 2006 through 2008. Based on the status of the audit to date, the Company does not expect the outcome of the audit to have a material adverse impact on its financial condition, results of operation or cash flows. Refer to Note 16.
The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010, received a favorable court ruling relative to these deductions. If SARS should appeal, the Company believes it has defenses in these matters and intends to defend its rights vigorously. If resolved unfavorably, the Company’s maximum exposure would be $2.6 million. Refer to Subsequent Events — Note 16.
During the thirteen and thirty-nine weeks ended October 3, 2010, the Company experienced significantly higher effective income tax rates due to non-deductible expenses incurred in connection with the Merger. The Company’s effective income tax rate for thirteen-weeks ended October 3, 2010 was 66.2% including the impact of these expenses and would have been 42% excluding the impact of the non-deductible expenses. The Company’s effective income tax rate for the thirty-nine weeks ended October 3, 2010 was 43.6% including the impact of these expenses and would have been 39.4% excluding the impact of the non-deductible expenses. The Company expects that the effective income tax rate for the fiscal year ended January 2, 2011 will be approximately 42.6% including the impact of these expenses and 39.5% excluding the impact of these non deductible expenses. Furthermore, the Company expects that its effective income tax rate will increase slightly in the near future due to higher effective income tax rates on Cornell income which is currently subject to higher state taxes.
Construction Commitments
The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $228.7 million, of which $95.5 million was spent through the third quarter of 2010. The Company estimates the remaining capital requirements related to these capital projects to be approximately $133.2 million, which will be spent through fiscal years 2010 and 2011. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2010 and/or 2011 could materially increase.

Contract Terminations
The Company does not expect the following contract terminations to have a material adverse impact, individually or in the aggregate, on its financial condition, results of operations or cash flows.
Effective September 1, 2010, the Company’s management contract for the operation of the 450-bed South Texas Intermediate Sanction Facility terminated. This facility is not owned by GEO.
On June 22, 2010, the Company announced the discontinuation of its managed-only contract for the 520-bed Bridgeport Correctional Center in Bridgeport, Texas following a competitive rebid process conducted by the State of Texas. The contract terminated effective August 31, 2010.
On April 14, 2010, the State of Florida issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts terminated effective September 26, 2010 and August 1, 2010, respectively.
13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. corrections segment; the International services segment; the GEO Care segment; and the Facility construction and design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., represents services provided to adult offenders and juveniles for mental health, residential and non-residential treatment, educational and community based programs and pre-release and halfway house programs, all of which is currently conducted in the U.S. The Facility construction and design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. corrections. Disclosures for business segments are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues:
U.S. corrections	$217,808	$189,692	$599,598	$568,202
International services	47,553	36,668	138,142	92,217
GEO Care	60,934	30,636	135,409	92,623
Facility construction and design	1,638	37,869	22,421	77,263

Total revenues	$327,933	$294,865	$895,570	$830,305

Depreciation and amortization:
U.S. corrections	$11,048	$8,881	$27,131	$26,891
International services	431	376	1,286	1,039
GEO Care	1,905	359	3,679	1,132
Facility construction and design	—	—	—	—

Total depreciation and amortization	$13,384	$9,616	$32,096	$29,062

Operating income:
U.S. corrections	$52,074	$45,111	$142,545	$127,530
International services	2,599	1,876	7,848	5,818
GEO Care	8,272	3,945	17,085	12,307
Facility construction and design	504	(30)	1,648	175

Operating income from segments	63,449	50,902	169,126	145,830
General and administrative expenses	(33,925)	(15,685)	(72,028)	(49,936)

Total operating income	$29,524	$35,217	$97,098	$95,894

	October 3, 2010	January 3, 2010
Segment assets:
U.S. corrections	$1,757,226	$1,145,571
International services	104,170	95,659
GEO Care	363,431	107,908
Facility construction and design	226	13,736

Total segment assets	$2,225,053	$1,362,874

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen and thirty-nine weeks ended October 3, 2010 and September 27, 2009, respectively.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Total operating income from segments	$63,449	$50,902	$169,126	$145,830
Unallocated amounts:
General and Administrative Expenses	(33,925)	(15,685)	(72,028)	(49,936)
Net interest expense	(10,183)	(5,309)	(23,730)	(16,978)
Loss on extinguishment of debt	(7,933)	—	(7,933)	—

Income before income taxes, equity in earnings of affiliates and discontinued operations	$11,408	$29,908	$65,435	$78,916

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of October 3, 2010 and January 3, 2010, respectively.

	October 3, 2010	January 3, 2010
Reportable segment assets	$2,225,053	$1,362,874
Cash	53,766	33,856
Deferred income tax	31,195	17,020
Restricted cash	79,946	34,068

Total assets	$2,389,960	$1,447,818

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues:
Correctional and detention	$265,361	$226,360	$737,740	$660,419
GEO Care	60,934	30,636	135,409	92,623
Facility construction and design	1,638	37,869	22,421	77,263

Total revenues	$327,933	$294,865	$895,570	$830,305

Equity in earnings of affiliate includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Statement of Operations Data
Revenues	$11,692	$10,195	$33,447	$26,836
Operating income	4,571	3,935	13,171	10,466
Net income	2,298	1,809	5,735	4,815

	October 3, 2010	January 3, 2010
Balance Sheet Data
Current assets	$32,764	$33,808
Non-current assets	48,913	47,453
Current liabilities	3,589	2,888
Non-current liabilities	54,483	53,877
Shareholders’ equity	23,605	24,496

During the thirty-nine weeks ended October 3, 2010, the Company’s consolidated South African subsidiary received a dividend of $3.9 million from SACS which reduced the Company’s investment in its joint venture. As of October 3, 2010 and January 3, 2010, the Company’s investment in SACS was $11.8 million and $12.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
As of October 3, 2010, the Company had non-qualified deferred compensation agreements with two key executives. These agreements were modified in 2002, and again in 2003. The current agreements provide for a lump sum payment when the executives retire, no sooner than age 55. As of October 3, 2010, both executives had reached age 55 and are eligible to receive the payments upon retirement. On August 26, 2010, the Company announced that one of these key executives, Wayne H. Calabrese, Vice Chairman, President and Chief Operating Officer, will retire effective December 31, 2010. As a result of his retirement, the Company will pay $4.5 million in discounted retirement benefits under his non-qualified deferred compensation agreement, including a gross up of $1.7 million for certain taxes as specified in the deferred compensation agreement. As of October 3, 2010, approximately $4.4 million of this had been accrued and is reflected in accrued expenses in the accompanying balance sheet. During the thirteen weeks ended October 3, 2010, the Company repurchased 381,460 shares from Mr. Calabrese for $8.6 million.
The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the period attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The Company’s liability relative to its pension plans and retirement agreements was $17.0 million and $16.2 million as of October 3, 2010 and January 3, 2010, respectively. The long-term portion of the pension liability as of October 3, 2010 and January 3, 2010 was $12.4 million and $16.0 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	October 3, 2010	January 3, 2010
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,206	$19,320
Service cost	393	563
Interest cost	560	717
Actuarial gain	—	(1,047)
Benefits paid	(153)	(3,347)

Projected benefit obligation, end of period	$17,006	$16,206

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	153	3,347
Benefits paid	(153)	(3,347)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,006)	$(16,206)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	31	41
Net loss	969	1,014

Accrued pension cost	$1,000	$1,055

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Components of Net Periodic Benefit Cost
Service cost	$131	$141	$393	$422
Interest cost	187	179	560	538
Amortization of:
Prior service cost	10	10	31	31
Net loss	8	62	25	187

Net periodic pension cost	$336	$392	$1,009	$1,178

Weighted Average Assumptions for Expense
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50%	5.00%	4.50%	5.00%
The Company expects to pay benefits of $4.6 million in its fiscal year ending January 2, 2011.

15. RECENT ACCOUNTING STANDARDS
The Company implemented the following accounting standards in the thirty-nine weeks ended October 3, 2010:
In December 2009, the FASB issued ASU No. 2009-17, previously known as FAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” (SFAS No. 167). ASU No. 2009-17 amends the manner in which entities evaluate whether consolidation is required for VIEs. The consolidation requirements under the revised guidance require a company to consolidate a VIE if the entity has all three of the following characteristics (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity, and (iii) the right to receive the expected residual returns of the legal entity. Further, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. As a result of adoption, which was effective for the Company’s interim and annual periods beginning after November 15, 2009, companies are required to enhance disclosures about how their involvement with a VIE affects the financial statements and exposure to risks. The implementation of this standard in the thirty-nine weeks ended October 3, 2010 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-2 which addresses implementation issues related to changes in ownership provisions of consolidated subsidiaries, investees and joint ventures. The amendment clarifies that the scope of the decrease in ownership provisions outlined in the current consolidation guidance apply to (i) a subsidiary or group of assets that is a business or nonprofit activity, (ii) a subsidiary that is a business or nonprofit activity and is transferred to an equity method investee or joint venture and (iii) to an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. The amendment also makes certain other clarifications and expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the current consolidation guidance. These amendments became effective for the Company’s interim and annual reporting periods beginning after December 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
In January 2010, the FASB issued ASU No. 2010-6 which requires additional disclosures relative to transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy. Additionally, the amendment requires companies to present activity in the reconciliation for Level 3 fair value measurements on a gross basis rather than on a net basis. This update also provides clarification to existing disclosures relative to the level of disaggregation and disclosure of inputs and valuation techniques for fair value measurements that fall into either Level 2 or Level 3. This amendment became effective for the Company’s interim and annual reporting period after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for the Company’s first reporting period beginning after December 15, 2010. The implementation of this standard, relative to Levels 1 and 2 of the fair value hierarchy, did not have a material impact on the Company’s financial position, results of operations and cash flows. The Company does not expect the adoption of the standard relative to Level 3 investments to have a material impact on the Company’s financial position, results of operations and cash flows.
The following accounting standards will be adopted in future periods:
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance will become effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe that the implementation of this standard will have a material adverse impact on its financial position, results of operation and cash flows.

In July 2010, the FASB issued ASU No. 2010-20 which affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, (iii) the changes and reasons for those changes in the allowance for credit losses. These disclosures will be effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The Company does not believe that the implementation of this standard will have a material adverse impact on its financial position, results of operation and cash flows.
16. SUBSEQUENT EVENTS
On October 4, 2010, the Company announced the beginning of the intake of inmates from the Federal Bureau of Prisons (“BOP”) at the D. Ray James Correctional Facility in Georgia. The inmate intake process began on October 4, 2010 and is expected to be completed in the Spring of 2011. Under the Company’s new ten-year contract with the BOP, this facility will house up to 2,507 low security inmates.
Also, on October 4, 2010, the Company announced the opening of the 2,000-bed Blackwater River Correctional Facility located in Milton, Florida. The Company began the intake of medium and close-custody security inmates on October 5, 2010 and to complete the intake and ramp-up process in the first quarter of 2011.

In October 2010, the Company’s South Africa joint venture, SACS, received a Court ruling in its favor relative to the deductibility of certain expenses for tax periods 2002 through 2004. The South African Revenue Service has until December 2, 2010 to appeal this ruling. Should SARS appeal the case and if it is resolved unfavorably, the Company’s maximum exposure will be $2.6 million.
In October 2010, the IRS audit for the Company’s tax returns for its fiscal years 2006 through 2008 was concluded and resulted in no changes to the Company’s income tax positions.
On October 25, 2010, the Company signed a contract for the sale of land acquired in connection the acquisition of CSC in November 2005. The carrying value of the land is included in Assets Held for Sale and was $1.3 million as of October 3, 2010. The sales price, including sales costs, is $2.2 million and as such, the Company expects to recognize a gain on the sale in the fourth fiscal quarter of 2010.
On November 4, 2010, we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation for the out-of-state housing of up to 2,580 California inmates at our North Lake Correctional Facility (the “Facility”) located in Baldwin, Michigan. GEO will undertake a $60.0 million renovation and expansion project to convert the Facility’s existing dormitory housing units to cells and to increase the capacity of the 1,748-bed Facility to 2,580 beds.
On November 5, 2010, the Company announced it was selected by the California Department of Corrections and Rehabilitation (“CDCR”) for contract awards for the housing of 650 female inmates at its company-owned 250-bed McFarland Community Correctional Facility and 400-bed Mesa Verde Community Correctional Facility located in California. The contract, which is subject to final review and approval by the California Department of General Services, will have a term of five years with one additional five-year renewal option period. The Company expects to begin the intake of female inmates at these two facilities in the first quarter of 2011.
17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On October 20, 2009, the Company completed an offering of $250.0 million aggregate principal amount of its 7 3/4% senior notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “7 3/4% Senior Notes”). The 7 3/4% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The Company’s newly acquired Cornell subsidiary has been classified in the Condensed Consolidating Financial Information as a guarantor with the exception of MCF, which is a non-guarantor to the Company’s 7 3/4% Senior Notes.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

	As of October 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$21,493	$710	$31,563	—	$53,766
Restricted cash and investments	—	—	40,180	—	40,180
Accounts receivable, net	110,844	123,712	27,127	—	261,683
Deferred income tax asset, net	12,197	15,529	3,469	—	31,195
Other current assets, net	6,785	4,344	10,314	—	21,443

Total current assets	151,319	144,295	112,653	—	408,267

Restricted Cash and Investments	4,261	—	35,505	—	39,766
Property and Equipment, Net	411,949	872,091	214,846	—	1,498,886
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	36,835	—	36,835
Intercompany Receivable	18,274	14,212	1,769	(34,255)	—
Goodwill	34	243,810	724	—	244,568
Intangible Assets, Net	—	89,984	2,358	—	92,342
Investment in Subsidiaries	1,365,865	—	—	(1,365,865)	—
Other Non-Current Assets	26,084	62,818	24,320	(48,274)	64,948

	$1,980,869	$1,428,475	$429,010	$(1,448,394)	$2,389,960

Current Liabilities
Accounts payable	$31,223	$32,223	$3,353	—	$66,799
Accrued payroll and related taxes	22,804	6,917	13,969	—	43,690
Accrued expenses	69,108	28,138	22,077	—	119,323
Current portion of debt	9,500	775	30,898	—	41,173

Total current liabilities	132,635	68,053	70,297	—	270,985

Deferred Income Tax Liability	6,652	44,009	408	—	51,069
Intercompany Payable	1,769	14,500	17,986	(34,255)	—
Other Non-Current Liabilities	28,394	24,337	46,539	(48,274)	50,996
Capital Lease Obligations	—	13,888	—	—	13,888
Long-Term Debt	802,506	—	—	—	802,506
Non-Recourse Debt	—	—	191,603	—	191,603
Commitments & Contingencies (Note 12)
Total Shareholders’ Equity	1,008,913	1,263,688	102,177	(1,365,865)	1,008,913

	$1,980,869	$1,428,475	$429,010	$(1,448,394)	$2,389,960

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,376	$5,333	$16,147	$—	$33,856
Restricted cash	—	—	13,313	—	13,313
Accounts receivable, net	110,643	53,457	36,656	—	200,756
Deferred income tax asset, net	12,197	1,354	3,469	—	17,020
Other current assets, net	4,428	2,311	7,950	—	14,689

Total current assets	139,644	62,455	77,535	—	279,634

Restricted Cash	2,900	—	17,855	—	20,755
Property and Equipment, Net	438,504	489,586	70,470	—	998,560
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	37,162	—	37,162
Intercompany Receivable	3,324	13,000	1,712	(18,036)	—
Goodwill	34	39,387	669	—	40,090
Intangible Assets, Net	—	15,268	2,311	—	17,579
Investment in Subsidiaries	650,605	—	—	(650,605)	—
Other Non-Current Assets	23,431	—	26,259	—	49,690

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

Current Liabilities
Accounts payable	$35,949	$6,622	$9,285	$—	$51,856
Accrued payroll and related taxes	6,729	5,414	13,066	—	25,209
Accrued expenses	55,720	2,890	22,149	—	80,759
Current portion of debt	3,678	705	15,241	—	19,624

Total current liabilities	102,076	15,631	59,741	—	177,448

Deferred Income Tax Liability	6,652	—	408	—	7,060
Intercompany Payable	1,712	—	16,324	(18,036)	—
Other Non-Current Liabilities	32,127	1,015	—	—	33,142
Capital Lease Obligations	—	14,419	—	—	14,419
Long-Term Debt	453,860	—	—	—	453,860
Non-Recourse Debt	—	—	96,791	—	96,791
Commitments & Contingencies (Note 14)
Total Shareholders’ Equity	665,098	589,896	60,709	(650,605)	665,098

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended October 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$151,656	$142,293	$53,209	$(19,225)	$327,933
Operating expenses	137,612	92,057	40,656	(19,225)	251,100
Depreciation and amortization	4,503	7,370	1,511	—	13,384
General and administrative expenses	14,820	13,905	5,200	—	33,925

Operating income	(5,279)	28,961	5,842	—	29,524
Interest income	302	343	1,608	(519)	1,734
Interest expense	(8,793)	(512)	(3,131)	519	(11,917)
Loss on extinguishment of debt	(7,933)	—	—	—	(7,933)

Income (loss) before income taxes, equity in earnings of affiliates, and discontinued operations	(21,703)	28,792	4,319	—	11,408
Provision for income taxes	(4,663)	10,486	1,724	—	7,547
Equity in earnings of affiliates, net of income tax	—	—	1,149	—	1,149

Income from continuing operations before equity in income of consolidated subsidiaries	(17,040)	18,306	3,744	—	5,010
Equity in income of consolidated subsidiaries	22,050	—	—	(22,050)	—

Income from continuing operations	5,010	18,306	3,744	(22,050)	5,010
Net loss attributable to noncontrolling interest	—	—	—	271	271

Net income attributable to The GEO Group, Inc.	$5,010	$18,306	$3,744	$(21,779)	$5,281

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended September 27, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$153,287	$79,534	$74,682	$(12,638)	$294,865
Operating expenses	127,790	52,316	66,761	(12,638)	234,229
Depreciation and amortization	4,596	4,009	1,011	—	9,616
General and administrative expenses	7,740	3,989	3,956	—	15,685

Operating income	13,161	19,220	2,954	—	35,335
Interest income	114	319	1,191	(400)	1,224
Interest expense	(4,363)	(323)	(2,247)	400	(6,533)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	8,912	19,216	1,898	—	30,026
Provision for income taxes	3,377	7,059	1,107	—	11,543
Equity in earnings of affiliates, net of income tax	—	—	904	—	904

Income from continuing operations before equity in income of consolidated subsidiaries	5,535	12,157	1,695	—	19,387
Equity in income of consolidated subsidiaries	13,852	—	—	(13,852)	—

Income from continuing operations	19,387	12,157	1,695	(13,852)	19,387
Loss from discontinued operations, net of income tax	—	—		—	—

Net income	19,387	12,157	1,695	(13,852)	19,387

Net income attributable to noncontrolling interest	—	—	—	(129)	(129)

Net income attributable to The GEO Group, Inc.	$19,387	$12,157	$1,695	$(13,981)	$19,258

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirty-nine Weeks Ended October 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$459,271	$316,251	$168,186	$(48,138)	$895,570
Operating expenses	402,167	202,799	137,520	(48,138)	694,348
Depreciation and amortization	12,953	15,698	3,445	—	32,096
General and administrative expenses	35,053	24,138	12,837	—	72,028

Operating income	9,098	73,616	14,384	—	97,098
Interest income	912	1,008	4,226	(1,698)	4,448
Interest expense	(20,728)	(1,536)	(7,612)	1,698	(28,178)
Loss on extinguishment of debt	(7,933)	—	—		(7,933)

Income before income taxes, equity in earnings of affliates, and discontinued operations	(18,651)	73,088	10,998	—	65,435
Provision for income taxes	(3,445)	27,864	4,141	—	28,560
Equity in earnings of affiliates, net of income tax	—	—	2,868	—	2,868

Income from continuing operations before equity in income of consolidated subsidiaries	(15,206)	45,224	9,725	—	39,743
Equity in income of consolidated subsidiaries	54,949	—	—	(54,949)	—

Income from continuing operations	39,743	45,224	9,725	(54,949)	39,743
Net loss attributable to noncontrolling interest	—	—	—	227	227

Net income attributable to The GEO Group, Inc.	$39,743	$45,224	$9,725	$(54,722)	$39,970

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirty-nine Weeks Ended September 27, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$454,684	$243,642	$169,856	$(37,877)	$830,305
Operating expenses	387,486	158,180	147,624	(37,877)	655,413
Depreciation and amortization	13,343	12,474	3,245	—	29,062
General and administrative expenses	26,152	14,014	9,770	—	49,936

Operating income	27,703	58,974	9,217	—	95,894
Interest income	163	3	3,354	—	3,520
Interest expense	(13,976)	(5)	(6,517)	—	(20,498)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	13,890	58,972	6,054	—	78,916
Provision for income taxes	5,298	22,494	2,582	—	30,374
Equity in earnings of affiliates, net of income tax	—	—	2,407	—	2,407

Income from continuing operations before equity in income of consolidated subsidiaries	8,592	36,478	5,879	—	50,949
Income in consolidated subsidiaries, net of income tax	42,357	—	—	(42,357)	—

Income from continuing operations	50,949	36,478	5,879	(42,357)	50,949
Loss from discontinued operations, net of income tax	(346)	(193)	—	193	(346)

Net income	50,603	36,285	5,879	(42,164)	50,603

Net income attributable to noncontrolling interests	—	—	—	(129)	(129)

Net income attributable to The GEO Group, Inc.	$50,603	$36,285	$5,879	$(42,293)	$50,474

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Thirty-nine Weeks Ended October 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$71,482	$2,980	$29,142	$103,604

Cash Flow from Investing Activities:
Acquisition, net of cash acquired	(260,239)	—	—	(260,239)
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of assets	—	334	—	334
Change in restricted cash	—	—	(2,070)	(2,070)
Capital expenditures	(57,340)	(7,366)	(3,578)	(68,284)

Net cash used in investing activities	(317,579)	(7,073)	(5,648)	(330,300)

Cash Flow from Financing Activities:
Payments on long-term debt	(331,490)	(530)	(10,440)	(342,460)
Proceeds from long-term debt	673,000	—	—	673,000
Payments for purchase of treasury shares	(80,000)	—	—	(80,000)
Payments on retirement of common stock	(7,079)	—	—	(7,078)
Proceeds from the exercise of stock options	5,747	—	—	5,747
Income tax benefit of equity compensation	786	—	—	786
Debt issuance costs	(5,750)	—	—	(5,750)

Net cash provided by (used in) financing activities	255,214	(530)	(10,440)	244,245

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,362	2,361

Net Increase (Decrease) in Cash and Cash Equivalents	9,117	(4,623)	15,416	19,910
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$21,493	$710	$31,563	$53,766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Thirty-nine Weeks Ended September 27, 2009
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated

Operating activities:
Net cash provided by operating activities	$541	$36,599	$42,161	$79,301

Cash Flow from Investing Activities:
Dividend from subsidiary	6,277	—	(6,277)	—
Change in restricted cash	—	—	(1,426)	(1,426)
Capital expenditures	(50,451)	(36,093)	(27,170)	(113,714)

Net cash used in investing activities	(44,174)	(36,093)	(34,873)	(115,140)

Cash Flow from Financing Activities:
Proceeds from long-term debt	41,000	—	—	41,000
Income tax benefit of equity compensation	(19)	—	—	(19)
Debt issuance costs	(358)	—	—	(358)
Termination of interest rate swap agreement	1,719	—	—	1,719
Payments on long-term debt	(10,765)	(509)	(7,212)	(18,486)
Proceeds from the exercise of stock options	383	—	—	383

Net cash provided by (used in) financing activities	31,960	(509)	(7,212)	24,239

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,244	4,244

Net Increase (Decrease) in Cash and Cash Equivalents	(11,673)	(3)	4,320	(7,356)
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$4,134	$127	$20,038	$24,299

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the Great Plains Correctional Facility in Hinton, Oklahoma, which we acquired from Cornell Companies, which we refer to as “Cornell”;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, mental health and residential treatment services business;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to successfully integrate Cornell into our business within our expected time-frame and estimates regarding integration costs;

•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of consummation of the merger with Cornell;

•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of the merger with Cornell;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to finance the $133.2 million in funding we need to complete ongoing capital projects;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2010, July 4, 2010 and October 3, 2010. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended October 3, 2010 as “Third Quarter 2010,” and we refer to the thirteen weeks ended September 27, 2009 as “Third Quarter 2009.”
We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health and residential treatment facilities in the United States, Australia, South Africa, the United Kingdom and Canada. On August 12, 2010, we acquired Cornell Companies Inc., and as of October 3, 2010, our worldwide operations include the management and/ or ownership of approximately 79,000 beds at 116 correctional, detention and residential treatment facilities including projects under development. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, community based services, youth services and mental health and residential treatment facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our Residential Treatment Services are operated through our wholly-owned subsidiary GEO Care Inc. and involve partnering with governments to deliver quality care, innovative programming and active patient treatment primarily in privately operated state mental health care facilities. Our newly acquired Community Based Services, also operated through GEO Care, involve supervision of adult parolees and probationers and provide temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into society. Youth Services, also newly acquired and operating under GEO Care, include residential, detention and shelter care and community based services along with rehabilitative, educational and treatment programs. We also develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency.
We maintained an average company-wide facility occupancy rate of 94.9% for the thirty-nine weeks ended October 3, 2010. As a result of the merger with Cornell, we will benefit from the combined Company’s increased scale and the diversification of service offerings.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 22, 2010, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 3, 2010.

Fiscal 2010 Developments
Acquisition of Cornell
On August 12, 2010, we completed the acquisition of Cornell, a Houston-based provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. The strategic benefits of the Merger include the combined Company’s increased scale and the diversification of service offerings. The acquisition was completed pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, between us, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, we acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million, excluding cash acquired of $12.9 million and including: (i) cash payments for Cornell’s outstanding common stock of $84.9 million, (ii) payments made on behalf of Cornell related to Cornell’s transaction costs accrued prior to the Merger of $6.4 million, (iii) cash payments for the settlement of certain of Cornell’s debt plus accrued interest of $181.9 million using proceeds from the Company’s Credit Agreement, (iv) common stock consideration of $357.8 million, and (v) the fair value of stock option replacement awards of $0.2 million. The value of the equity consideration was based on the closing price of our stock on August 12, 2010 of $22.70.
New Credit Agreement
On August 4, 2010, we entered into a Credit Agreement between us, as Borrower, certain of our subsidiaries, as Guarantors, and BNP Paribas, as Lender and as Administrative Agent (together with the Term Loan A, Term Loan B and the Revolving Credit Facility (which we refer to as the Revolver), we refer to this as the ‘Credit Agreement”. The Credit Agreement is comprised of (i) a $150.0 million Term Loan A, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015.
Executive retirement
On August 26, 2010, we announced the retirement of Wayne H. Calabrese, our Vice Chairman, President and Chief Operating Officer. He will retire effective December 31, 2010. Mr. Calabrese’s business development and oversight responsibilities will be reassigned throughout GEO’s senior management team and existing corporate structure, and Mr. Calabrese will continue to provide assistance to GEO pursuant to the terms of a consulting agreement beginning January 3, 2011.
Stock Repurchase Program
On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. During the thirty-nine weeks ended October 3, 2010, the Company purchased 4.0 million shares of its common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. As a result, we have completed repurchases of shares of our common stock under the share repurchase program approved in February 2010.
Contract Terminations
We do not expect the following contract terminations to have a material adverse impact, individually or in the aggregate on our financial condition, results of operations or cash flows.
Effective September 1, 2010, our management contract for the operation of the 450-bed South Texas Intermediate Sanction Facility terminated. This facility was not owned by us.
On June 22, 2010, we announced the termination of our managed-only contract for the 520-bed Bridgeport Correctional Center in Bridgeport, Texas following a competitive rebid process conducted by the State of Texas. The contract terminated effective August 31, 2010.
On April 14, 2010, the State of Florida issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility (“Graceville”) located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida to another operator. Our management of Graceville terminated effective September 26, 2010 and our contract with Moore Haven terminated effective August 1, 2010.

On April 4, 2010, our wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.
Facility Construction
The following table sets forth current expansion and development projects at October 3, 2010:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
Adelanto Facility, California	n/a	650	Q1 2011	(1)	GEO
North Lake Correctional Facility, Michigan	1,225	1,748	Q2 2011	(2)	GEO
Broward Transition Center, Florida	n/a	n/a	Q4 2010	Federal (3)	GEO
				Georgia Department
Riverbend Correctional Facility	1,500	1,500	Q1 2012	of Corrections	GEO

Total	2,725

(1)	We currently do not have a customer for this facility but are marketing these beds to various local, state and federal agencies.

(2)	On November 4, 2010 we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation. Under the terms of the contract, we will undertake a renovation and expansion to increase the existing 1,748-bed facility by 832 beds.

(3)	We are currently operating this facility and have a management contract with the Federal Government for 700 beds. The ongoing construction at this facility is for a new administration building and other renovations to the existing structure.
Asset Acquisition and Contract Awards
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

On November 4, 2010, we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation for the out-of-state housing of up to 2,580 California inmates at our North Lake Correctional Facility (the “Facility”) located in Baldwin, Michigan. GEO will undertake a $60.0 million renovation and expansion project to convert the Facility’s existing dormitory housing units to cells and to increase the capacity of the 1,748-bed Facility to 2,580 beds.
On November 5, 2010, we announced we were selected by the California Department of Corrections and Rehabilitation (“CDCR”) for contract awards for the housing of 650 female inmates at our owned 250-bed McFarland Community Correctional Facility and our 400-bed Mesa Verde Community Correctional Facility located in California. The contract, which is subject to final review and approval by the California Department of General Services, will have a term of five years with one additional five-year renewal option period. We expect to begin the intake of female inmates at these two facilities in the first quarter of 2011.
New Facility Activations
On October 4, 2010, we announced the beginning of the intake of inmates from the Federal Bureau of Prisons (“BOP”) at the D. Ray James Correctional Facility in Georgia. The inmate intake process began on October 4, 2010 and is expected to be completed in the Spring of 2011. Under our new ten-year contract with the BOP, this facility will house up to 2,507 low security inmates.
Also, on October 4, 2010, we announced the opening of the 2,000-bed Blackwater River Correctional Facility located in Milton, Florida. We began the intake of medium and close-custody security inmates on October 5, 2010 and expect to complete the intake and ramp-up process in the first quarter of 2011.
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
In July 2010, the FASB issued ASU No. 2010-20 which affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, (iii) the changes and reasons for those changes in the allowance for credit losses. These disclosures will be effective for us for interim and annual reporting periods ending on or after December 15, 2010. We do not believe that the implementation of this standard will have a material adverse impact on our financial position, results of operation and cash flows.
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
We currently maintain a general liability policy and various excess liability policies for all U.S. Corrections operations with limits of $62.0 million per occurrence and in the aggregate. The Community Based Services Division and the Youth Services Division of GEO Care, Inc. are also covered under these policies. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Residential Treatment Service Facilities operated by GEO Care, Inc, are insured under their own program for general liability and medical professional liability with a specific loss limit of $35.0 million per occurrence and in the aggregate. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.
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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $39.7 million and $27.2 million as of October 3, 2010 and January 3, 2010, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially impacted.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will continue to be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. In its first fiscal quarter ended April 4, 2010, the Company completed a depreciation study on its owned correctional facilities. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain of its buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. Refer to Results of Operations and to Item 1. Notes to Consolidated Financial Statements — Note 1 Summary of Significant Accounting Policies for a discussion of the impact of this change in estimate relative to depreciation and amortization for the thirty-nine weeks ended October 3, 2010.
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
Comparison of Thirteen Weeks Ended October 3, 2010 and Thirteen Weeks Ended September 27, 2009
For the purposes of the discussion below, “Third Quarter 2010” refers to the thirteen week period ended October 3, 2010 and “Third Quarter 2009” refers to the thirteen week period ended September 27, 2009.
Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$217,808	66.4%	$189,692	64.3%	$28,116	14.8%
International services	47,553	14.5%	36,668	12.4%	10,885	29.7%
GEO Care	60,934	18.6%	30,636	10.4%	30,298	98.9%
Facility construction and design	1,638	0.5%	37,869	12.9%	(36,231)	(95.7)%

Total	$327,933	100.0%	$294,865	100.0%	$33,068	11.2%

U.S. corrections
Revenues increased in Third Quarter 2010 compared to Third Quarter 2009 primarily due to the acquisition of Cornell which contributed additional revenues of $29.8 million. Increases at other facilities for Third Quarter included (i) an increase of $3.1 million due to an increase in population at the Northwest Detention Center located in Tacoma, Washington; (ii) an increase of $1.4 million at LaSalle Detention Facility located in Jena, Louisiana due to an increase in the population. We experienced decreases of $1.2 million related to a decrease in per diem rates effective March 1, 2010 at Lawton Correctional Facility (“Lawton”) located in Lawton, Oklahoma. We also experienced decreases of $5.5 million due to the termination of our contracts at the McFarland Community Correctional Facility (“McFarland”) located in McFarland, California, Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida, the Jefferson County Downtown Jail (“Jefferson County”) in Beaumont, Texas and the Newton County Correctional Center (“Newton County”) in Newton, Texas.
The number of compensated mandays in U.S. corrections facilities was 4.0 million in Third Quarter 2010 which is higher than Third Quarter 2009 due to the 0.5 million additional mandays from Cornell. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 93.9% of capacity in Third Quarter 2010, excluding the terminated contracts for McFarland, Jefferson County and Newton County. The average occupancy in our U.S. correction and detention facilities was 93.6% in Third Quarter 2009.
International services
Revenues for our International services segment during Third Quarter 2010 increased significantly due to several factors. Our new management contract for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) which started in the fourth fiscal quarter of 2009 contributed an increase in revenues for the thirteen-weeks ended October 3, 2010 of $6.8 million. Our contract for the management of the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”) experienced an increase in revenues of $1.5 million due to the activation of the 360-bed expansion in July 2010. In addition, we experienced increases at other international facilities due to contractual increases linked to the inflationary index. In aggregate, these increases contributed revenues of $1.0 million in Third Quarter 2010. We also experienced an increase in revenues of $3.0 million over Third Quarter 2009 due to the strengthening of foreign currencies in Third Quarter 2010. These increases were partially offset by a decrease in revenues of $1.3 million related to our terminated contract for the operation of the Melbourne Custody Centre in Melbourne, Australia.

GEO Care
The increase in revenues for GEO Care in Third Quarter 2010 compared to Third Quarter 2009 is primarily attributable to the acquisition of Cornell which contributed $23.8 million in additional revenues and also to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care. This 354-bed facility, which we began managing in Fourth Quarter 2009, generated $6.2 million in revenues in Third Quarter 2010.
Facility construction and design
Revenues from the Facility construction and design segment decreased significantly in Third Quarter 2010 compared to Third Quarter 2009 due to a decrease in construction activities at Blackwater River Correctional Facility in Milton, Florida. The Blackwater River Correctional Facility construction was completed in October 2010 and we began intake of inmates on October 5, 2010.
Operating Expenses

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$154,686	71.0%	$135,700	71.5%	$18,986	14.0%
International services	44,523	93.6%	34,416	93.9%	10,107	29.4%
GEO Care	50,757	83.3%	26,332	86.0%	24,425	92.8%
Facility construction and design	1,134	69.2%	37,899	100.1%	(36,765)	(97.0)%

Total	$251,100	76.6%	$234,347	79.5%	$16,753	7.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
The increase in operating expenses for U.S. corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $23.7 million. This significant increase was partially offset by our terminated contracts at McFarland, Jefferson County and Newton County. We also experienced an increase in start up expenses in Third Quarter 2010 of $3.8 million, including $1.2 million related to the 2,870-bed D. Ray James Prison in Folkston, Georgia (“D. Ray James”) which was activated on October 4, 2010. Start up expenses include costs such as training costs, miscellaneous supplies and labor.
International services
Operating expenses for our International services segment during Third Quarter 2010 increased significantly over the prior year primarily due to our new management contracts for the operation of Parklea and the Harmondsworth expansion which accounted for an aggregate increase in operating expense of $6.1 million. We also experienced overall increases in operating expenses of $2.6 million in Third Quarter 2010 compared to Third Quarter 2009 due to the strengthening of foreign currencies.
GEO Care
Operating expenses for residential treatment increased $19.0 million during Third Quarter 2010 from Third Quarter 2009 primarily due to the operation of the Cornell facilities as a result of our acquisition of Cornell. The remaining increase was primarily attributable to the operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care, as discussed above. Operating expenses decreased as a percentage of revenue primarily due to the acquisition of Cornell contracts.
Facility construction and design
Operating expenses for facility construction and design decreased by $36.8 million during Third Quarter 2010 compared to Third Quarter 2009 primarily due to the decrease in construction activities at Blackwater River Correctional Facility.
Depreciation and amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$11,048	5.1%	$8,881	4.7%	$2,167	24.4%
International services	431	0.9%	376	1.0%	55	14.6%
GEO Care	1,905	3.1%	359	1.2%	1,546	430.6%
Facility construction and design	—	—	—	—	—	—

Total	$13,384	4.1%	$9,616	3.3%	$3,768	39.2%

U.S. corrections
U.S. corrections depreciation increased by $2.2 million as a result of the depreciation for the period from August 12, 2010 to October 3, 2010 for the acquired Cornell facilities. These increases were partially offset by lower depreciation on existing facilities related to the depreciation study on our owned correctional facilities conducted in the first fiscal quarter of 2010. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For Third Quarter 2010, the change resulted in a reduction in depreciation and amortization expense of approximately $0.9 million. Other increases in expense relate to the completion of construction projects during Third Quarter 2010.
International Services
Depreciation and amortization increased slightly in Third Quarter 2010 over Third Quarter 2009 primarily due to our new management contracts for the operation of Parklea and the Harmondsworth expansion, as discussed above, and also from changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization for GEO Care in Third Quarter 2010 compared to Third Quarter 2009 is due to our acquisition of Just Care and of Cornell. The Cornell owned facilities contributed additional depreciation of $1.0 million of the increase.
Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$33,925	10.3%	$15,685	5.3%	$18,240	116.3%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During Third Quarter 2010, general and administrative expenses increased $13.5 million as a result of our acquisition of Cornell. These transaction related expenses consist primarily of professional fees, travel costs and other direct administrative costs related to the merger with Cornell. Excluding the impact of transaction costs, general and administrative expenses increased slightly as a percentage of revenues in Third Quarter 2010 compared to Third Quarter 2009.
Non Operating Expenses
Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,734	0.5%	$1,224	0.4%	$510	41.7%
Interest Expense	$11,917	3.6%	$6,533	2.2%	$5,384	82.4%
The majority of our interest income generated in Third Quarter 2010 and Third Quarter 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.
The increase in interest expense of $5.4 million is primarily attributable to more indebtedness outstanding in Third Quarter 2010. We experienced an increase in interest expense related to our 7 3/4% Senior Notes of $1.7 million and also an increase of $2.7 million related to additional borrowings under our Credit Agreement. We also had $1.0 million less in capitalized interest in Third Quarter 2010 due to a decrease in construction expenditures. Total borrowings at October 3, 2010 and September 27, 2009, excluding non-recourse debt and capital lease liabilities, were $812.0 million and $412.3 million, respectively.

Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$7,547	66.2%	$11,510	38.5%	$(3,963)	(34.4)%
The effective tax rate for Third Quarter 2010 was negatively impacted by a significant portion of transaction expenses that may not be deductible for federal income tax purposes. If the non-deductible items were excluded from taxable income, the Company’s tax rate would have been approximately 42% which is higher than Third Quarter 2009 due to Cornell income which is subject to a higher effective income tax rate. We estimate our annual effective tax rate for fiscal year 2010 to be approximately 39.5%, excluding the impact of partially non-deductible transaction costs associated with the merger with Cornell.
Comparison of Thirty-nine Weeks Ended October 3, 2010 and Thirty-nine Weeks Ended September 27, 2009
For the purposes of the discussion below, “Nine Months 2010” refers to the thirty-nine week period ended October 3, 2010 and “Nine Months 2009” refers to the thirty-nine week period ended September 27, 2009.
Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$599,598	67.0%	$568,202	68.4%	$31,396	5.5%
International services	138,142	15.4%	92,217	11.1%	45,925	49.8%
GEO Care	135,409	15.1%	92,623	11.2%	42,786	46.2%
Facility construction and design	22,421	2.5%	77,263	9.3%	(54,842)	(71.0)%

Total	$895,570	100.0%	$830,305	100.0%	$65,265	7.9%

U.S. corrections
Revenues increased in Nine Months 2010 compared to Nine Months 2009. The primary reason for the increase is due to the acquisition of Cornell which contributed additional revenues of $29.8 million. Additionally, we experienced net increases in revenue due to: (i) an aggregate increase of $12.8 million from the activations of bed expansions and higher per diem rates at the Broward Transition Center located in Deerfield Beach, Florida and at the Northwest Detention Center; (ii) an increase of $2.7 million at the South Bay Correctional Facility, located in South Bay, Florida due to per diem rate increases; (iii) an increase of $1.3 million due to higher per diem rates at Rivers Correctional Institution in Winton, North Carolina and (iv) increased revenues of $2.5 million due to higher populations at the Maverick County Detention Facility in Maverick, Texas. We also experienced decreases in revenues of (i) $3.1 million at Lawton Correctional Facility in Lawton, Oklahoma related to lower per diem rates effective in the first fiscal quarter of 2010 and (ii) decreases of $14.1 million due to terminated contracts at Moore Haven, Fort Worth, Jefferson and Newton.
The number of compensated mandays in U.S. corrections facilities increased by approximately 300,000 to 11.0 million mandays in Nine Months 2010 from 10.7 million mandays in Nine Months 2009. The net increase in mandays was due to the Cornell acquisition and the related 0.5 million additional mandays which was more than offset by a decrease in mandays due to terminated contracts and lower population at certain of the GEO facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. correction and detention facilities was 94.3% of capacity in Nine Months 2010, excluding the terminated contracts for McFarland, Jefferson County, Newton County and Fort Worth. The average occupancy in our U.S. correction and detention facilities was 94.0% in Nine Months 2009.
International services
Revenues for our international services segment during Nine Months 2010 increased significantly over the prior year primarily due to our new management contracts for the operations of Parklea and the Harmondsworth expansion which contributed an aggregate of $27.2 million in the Nine Months 2010. We opened Harmondsworth in Second Quarter 2009 and Parklea in Fourth Quarter 2009. We also experienced fluctuations in foreign exchange currency rates for the Australian Dollar, South African Rand and the British Pound which had the effect of increasing revenues over Nine Months 2009 by $18.6 million.
GEO Care
The increase in revenues for GEO Care in Nine Months 2010 compared to Nine Months 2009 is primarily attributable to the acquisition of Cornell which contributed $23.8 million to revenue. In addition, the operation of the Columbia Regional Care Center in Columbia, South Carolina generated $19.2 million in revenues in Nine Months 2010.

Facility construction and design
The decrease in revenues from the facility construction and design segment in Nine Months 2010 compared to Nine Months 2009 is mainly due to a decrease in revenues of $48.5 million related to a decrease in construction activities at Blackwater River Correctional Facility. This facility began the intake of inmates in October 2010. There were also several other projects completed in 2009 which resulted in higher revenues in the prior fiscal year including: (i) a decrease of $4.8 million related to the completion of the Florida Civil Commitment Center in Second Quarter 2009; (ii) aggregate decreases in construction revenue of $1.3 million were related to the completion of the expansion of the Graceville Correctional Facility and completion of other construction projects at the Northeast New Mexico Detention Facility.
Operating Expenses

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$429,922	71.7%	$413,781	72.8%	$16,141	3.9%
International services	129,008	93.4%	85,360	92.6%	43,648	51.1%
GEO Care	114,645	84.7%	79,184	85.5%	35,461	44.8%
Facility construction and design	20,773	92.6%	77,088	99.8%	(56,315)	(73.1)%

Total	$694,348	77.5%	$655,413	78.9%	$38,935	5.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility construction and design segment.
U.S. corrections
As a result of our acquisition of Cornell in August 2010, we experienced increases in operating expenses in Third Quarter 2010 over the same period in 2009 of $23.7 million. We also experienced an increase in Third Quarter 2010 due to start up costs of $3.8 million including $1.2 million for D. Ray James and $2.6 million for Blackwater River. These increases were partially offset by decreases in operating expenses for U.S. corrections due to our terminated contracts at McFarland, Jefferson County, Newton County and Fort Worth.
International services
Operating expenses for international services facilities increased in Nine Months 2010 compared to Nine Months 2009 primarily due to our new contracts in Australia and in the United Kingdom which contributed additional operating expenses of $24.6 million. We also experienced overall increases in operating expenses associated with the weakening of the US dollar compared to the foreign currencies in Australia, South Africa and the United Kingdom which had an impact of $17.2 million.
GEO Care
Operating expenses for GEO Care increased by $19.0 million due to the operation of the Cornell facilities as a result of the acquisition of Cornell. The remaining increase is primarily related to our operation of the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care.
Facility construction and design
Operating expenses for facility construction and design decreased $56.3 million during Nine Months 2010 compared to Nine Months 2009 primarily due to a decrease in construction activities at Blackwater River Correctional Facility. In addition, several other projects were completed in 2009 including Florida Civil Commitment Center, Graceville Correctional Facility, and Northeast New Mexico Detention Facility.

Depreciation and amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. corrections	$27,131	4.5%	$26,891	4.7%	$240	0.9%
International services	1,286	0.9%	1,039	1.1%	247	23.8%
GEO Care	3,679	2.7%	1,132	1.2%	2,547	225.0%
Facility construction and design	—	—	—	—	—	—

Total	$32,096	3.6%	$29,062	3.5%	$3,034	10.4%

U.S. corrections
U.S. corrections depreciation increased by $2.2 million as a result of the depreciation for the period from August 12, 2010 to October 3, 2010 for the acquired Cornell facilities. This increase was almost completely offset by a reduction in depreciation for U.S. corrections of $2.7 million due to a change in economic useful lives of certain of our owned correctional facilities. During our first fiscal quarter of 2010, we completed a depreciation study on our owned correctional facilities. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010.
International Services
Depreciation and amortization increased slightly in Nine Months 2010 over Nine Months 2009 primarily due to our new management contracts for the operation of Parklea and the Harmondsworth expansion, as discussed above, and also from the impact of changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization for GEO Care in Nine Months 2010 compared to Nine Months 2009 is primarily due to our acquisition of Cornell which contributed $1.0 million of additional depreciation and our acquisition of Just Care in September 2010.
Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$72,028	8.0%	$49,936	6.0%	$22,092	44.2%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. These expenses increased significantly in the Nine Months 2010 compared to the Nine Months 2009. The primary reason for the increase relates to transaction costs of $15.7 million and the general and administrative costs for Cornell of $1.4 million. We also experienced increases in travel, normal compensation adjustments and professional fees. Excluding the impact of the transaction costs, these costs were consistent as a percentage of revenues.
Non Operating Expenses
Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,448	0.5%	$3,520	0.4%	$928	26.4%
Interest Expense	$28,178	3.1%	$20,498	2.5%	$7,680	37.5%
The majority of our interest income generated in Nine Months 2010 and Nine Months 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is attributable to currency exchange rates.
The increase in interest expense of $7.7 million is primarily attributable to more indebtedness outstanding in Nine Months 2010. We experienced an increase in interest expense related to our 7 3/4% Senior Notes of $5.2 million and also an increase of $3.2 million related to additional borrowings under our Credit Agreement. These increases were offset by decreases resulting from less interest capitalized in Nine Months 2010 compared to Nine Months 2009 due to more construction expenditures during the Nine Months 2009.
Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$28,560	43.6%	$30,374	38.5%	$(1,814)	(6.0)%
The effective tax rate for Nine Months 2010 was negatively impacted by a significant portion of transaction expenses that may not be deductible for federal income tax purposes. If the non-deductible items were excluded from taxable income, the Company’s tax rate would have been approximately 39.4% which is higher than Nine Months 2009 due to Cornell income which is subject to a higher effective income tax rate. We estimate our annual effective tax rate for fiscal year 2010 to be approximately 39.5%, excluding the impact of partially non-deductible transaction costs associated with the merger with Cornell.
Financial Condition
Business Combination
On August 12, 2010, we completed the acquisition of Cornell aggregate consideration in cash and stock of $618.3 million, net of cash and equivalents acquired of $12.9 million. The fair value of the GEO common stock consideration, excluding the replacement awards of $0.2 million, was $357.8 million, based on the closing price of the Company’s stock on August 12, 2010 of $22.70.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $228.7 million, of which $95.5 million was spent through Nine Months 2010. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $133.2 million, which will be spent through our fiscal years 2010 and 2011. Capital expenditures related to facility maintenance costs are expected to range between $10.0 million and $15.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2010 and 2011, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase.
Liquidity and Capital Resources
On August 4, 2010, we entered into a new Credit Agreement comprised of (i) a $150.0 million Term Loan A, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015. Also, on August 4, 2010, we used proceeds from borrowings under the Credit Agreement primarily to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement of $267.7 million and to pay $6.7 million for financing fees related to the newly executed Credit Agreement. The Third Amended and Restated Credit Agreement was terminated on August 4, 2010. In connection with the merger with Cornell, we used aggregate proceeds of $290.0 million from the Term Loan A and the Revolver primarily to repay Cornell’s obligations plus accrued interest under its Revolving Line of Credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% Senior Notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the merger consideration of $84.9 million.
We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Credit Agreement and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $400.0 million Revolver. As of November 5, 2010, we had $148.1 million outstanding under the Term Loan A, $199.5 million outstanding under the Term Loan B, and our $400.0 million Revolving Credit Facility had $219.0 million outstanding in loans, $56.2 million outstanding in letters of credit and $124.8 million available for borrowings.
Our management believes that cash on hand, cash flows from operations and availability under our Credit Agreement will be adequate to support our capital requirements for the remainder of 2010 and 2011 disclosed above. We are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for some or all of these projects and decide to self-finance their construction, our capital requirements in 2010 and/or 2011 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Credit Agreement may not provide sufficient liquidity to meet our capital needs through 2010 and 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.
In February 2010, our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock effective through March 31, 2011. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the thirty-nine weeks ended October 3, 2010, we purchased approximately 4.0 million shares of our common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. As a result, we have completed repurchases of shares of our common stock under the share repurchase program approved in February 2010.
In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4 % Senior Notes and in our Credit Agreement. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.
Executive Retirement Agreements
We have entered into individual executive retirement agreements with our two top executives. These agreements provide each executive with a lump sum payment upon retirement. Under the agreements, the executives may retire at any time after reaching the age of 55 at the executive’s discretion. Both of the executives reached the eligible retirement age of 55 in 2005. Based on our current capitalization, we do not believe that making these payments, whether in separate installments or in the aggregate, would materially adversely impact our liquidity. On August 26, 2010, we announced that one of these key executives, Wayne H. Calabrese, Vice Chairman, President and Chief Operating Officer, will retire effective December 31, 2010. As a result of his retirement, we will pay $4.5 million in discounted retirement benefits under his non-qualified deferred compensation agreement, including a gross up of $1.7 million for certain taxes as specified in the deferred compensation agreement. We plan to use cash on hand to make this payment.
7 3/4% Senior Notes
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 81/4% Senior Notes due 2013 and pay down part of the Revolver under the Third Amended and Restated Credit Agreement.
The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Credit Agreement, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors. On or after October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 7 3/4% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

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
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of October 3, 2010.
Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, which we refer to as CSC. CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE, for development and operation of the detention center. In order to finance the construction of the complex, South Texas Local Development Corporation, which we refer to as STLDC, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result.
On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of October 3, 2010, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of October 3, 2010, included in current restricted cash and non-current restricted cash is $6.2 million and $8.2 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is also non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2010, CSC of Tacoma LLC made a payment from its restricted cash account of $5.9 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of October 3, 2010, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is due within the next 12 months.

As of October 3, 2010, included in current restricted cash and non-current restricted cash is $7.1 million and $0.9 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
MCF
MCF, our consolidated variable interest entity, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries.
Australia
In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $45.4 million at October 3, 2010. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at October 3, 2010, was $4.9 million. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $8.7 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.2 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of outstanding letters of credit under our Revolving Credit Commitment.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.9 million, referred to as the Standby Facility, to SACS for the purpose of financing the obligations under the contract between SACS and the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.5 million commencing in 2017. We have a liability of $1.8 million related to this exposure as of October 3, 2010. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.
At October 3, 2010, we also have outstanding nine letters of guarantee related to our Australian subsidiary totaling $9.6 million under separate international facilities.
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
Total net gains recognized and recorded in earnings related to these fair value hedges was $3.3 million and $9.2 million in the thirteen and thirty-nine weeks ended October 3, 2010, respectively. As of October 3, 2010 and January 3, 2010, the fair value of the swap assets (liabilities) was $7.3 million and $(1.9) million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended October 3, 2010.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(0.2) million and $0.3 million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively. Total net gains recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $1.0 million for the thirteen and thirty-nine weeks ended September 27, 2009 respectively. The total value of the swap asset as of October 3, 2010 and January 3, 2010 was $1.5 million and $2.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
Cash Flow
Cash and cash equivalents as of October 3, 2010 was $53.8 million, an increase of $19.9 million from January 3, 2010.
Cash provided by operating activities of continuing operations amounted to $103.6 million in Nine Months 2010 versus cash provided by operating activities of continuing operations of $79.3 million in Nine Months 2009. Cash provided by operating activities of continuing operations in Nine Months 2010 was positively impacted by the $7.9 million loss on extinguishment of debt associated with the termination of our Third Amended and Restated Credit Agreement, a decrease of $6.6 million in accounts receivable and other assets and an increase in accounts payable, accrued expenses and other liabilities of $13.9 million. Cash provided by operating activities of continuing operations in Nine Months 2009 was positively impacted by an increase in accounts payable, accrued expenses and accrued payroll of $11.1 million and negatively impacted by an increase in accounts receivable and other assets of $21.6 million.
Cash used in investing activities amounted to $330.3 million in Nine Months 2010 compared to cash used in investing activities of $115.1 million in Nine Months 2009. Cash used in investing activities in Nine Months 2010 primarily reflects our cash consideration for the purchase of Cornell for $260.2 million which includes $273.1 million for cash paid to acquire shares and cash paid to settle certain of Cornell’s debt, net of cash acquired of $12.9 million. In addition, we used $68.3 million for capital expenditures. Cash used in investing activities in the Nine Months 2009 primarily reflects capital expenditures of $113.7 million.
Cash provided by financing activities in Nine Months 2010 amounted to $244.2 million compared to cash provided by financing activities of $24.2 million in Nine Months 2009. Cash provided by financing activities in the Nine Months 2010 reflects proceeds from our Credit Agreement of $673.0 million offset by payments on our Credit Agreement of $342.5 million. Cash provided by financing activities in the Nine Months 2009 of $24.2 million reflects proceeds received from borrowings on our Revolver of $41.0 million offset by payments on long-term debt and non-recourse debt of $18.5 million.

Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 and “Part II — Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended April 4, 2010, July 4, 2010 and October 3, 2010, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. Recently, we have experienced a delay in cash receipts from California and other states may follow suit. During this fiscal year to date, we have not received any payment deferrals or IOU’s from California and expect to fully collect our outstanding receivables. While state budgetary pressures are expected to persist in fiscal years 2011 and 2012, we are encouraged by recent signs that the rate of decline in state revenue collections is slowing. While forty-one states reported project budget gaps during the enactment of their fiscal year 2011 budgets, these budgets gaps have by and large been closed with only a few exceptions according to a July 2010 report issued by the National Conference on State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, during the second half of fiscal year 2009 our subsidiaries in the United Kingdom and Australia began the operation and management under two new contracts with an aggregate of 1,083 beds. In July 2010, our subsidiary in the United Kingdom (referred to as the “UK”) began operating the 360-bed expansion at Harmondsworth increasing the capacity of that facility to 620 beds from 260 beds. We believe there are additional opportunities in the UK such as the UK government’s solicitation of proposals for the management of five existing managed-only prisons totaling approximately 5,700 beds for which our wholly-owned subsidiary in the UK has been short-listed for participation in these procurements. Additionally, we expect to compete on large-scale transportation contracts in the UK where we have been short-listed to submit proposals as part of a new venture we have formed with a large UK-based fleet services company. Finally, the UK government had announced plans to develop five new 1,500-bed prisons to be financed, built and managed by the private sector. GEO had gone through the prequalification process for this procurement and had been invited to compete on these opportunities. We are currently awaiting a revised timeline from the governmental agency in the UK so we may continue to pursue this project. We are continuing to monitor this opportunity and, at this time, we believe the government in the UK is reviewing this plan to determine the best way to proceed. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. The South African government has decided to move forward with the bidding process with a revised timeline that would results in a decision in late 2011. Once preferred bidders have been announced, we anticipate the closing to occur within six months thereafter. No more than two prison projects can be awarded to any one bidder. In New Zealand, the government has an active procurement for the management of an existing prison facility. The New Zealand government has also solicited expressions of interest for a new design, build, finance and management contract for a new correctional center for 960 beds. We believe that additional opportunities will become available in international markets and we plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.
With respect to our mental health/residential treatment services business conducted through our wholly-owned subsidiary, GEO Care, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010, through our GEO Care segment, we manage and/or own 43 facilities with a total design capacity of approximately 6,300 beds. In addition, we continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.
As a result of the consummation of our merger with Cornell, we expect to increase our aggregate annual revenues by approximately $400 million to approximately $1.5 billion. We anticipate this increase in revenues will occur in our U.S. corrections and GEO Care segments.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health facilities. Labor and related cost represented 55.5% of our operating expenses in Nine Months 2010. Additional significant operating expenses include food, utilities and inmate medical costs. In 2010, operating expenses totaled 77.5% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2010 will be impacted by the opening of any new facilities. We expect our results in 2010 to reflect increases to interest expense due to higher rates related to incremental borrowings under our Credit Agreement, higher average amounts of indebtedness and less capitalized interest due to a decrease in construction activity. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contract. A portion of these increases will be offset by a savings to depreciation expense. During our first fiscal quarter ended April 4, 2010, we completed a depreciation study on our owned correctional facilities and, as a result, revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The impact for the year ended January 2, 2011 is expected to be $2.2 million, net of tax. In addition to the factors discussed relative to our current operations, we expect to experience increases in operating expenses as a result of the merger with Cornell. As of October 3, 2010, our worldwide operations include the management and/ or ownership of approximately 79,000 beds at 116 correctional, detention and residential treatment facilities including projects under development. See discussion below relative to Synergies and Cost Savings.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, business development costs and other administrative expenses. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. In Third Quarter 2010, general and administrative expenses totaled 10.3% of our consolidated revenues. Excluding the impact of the merger with Cornell, we expect general and administrative expenses as a percentage of revenue in 2010 to be generally consistent with our general and administrative expenses for 2009. In connection with our merger with Cornell, we incurred $23.6 million in transaction costs, including $7.9 million in debt extinguishment costs, during the thirty-nine weeks ended October 3, 2010 and expect to incur between $3 million and $4 million in the fourth fiscal quarter of 2010 for aggregate transaction costs of between $27 million and $28 million. Transaction costs, which we believe will be, in part, non-deductible for Federal Income Tax purposes, include legal, financial advisory, due diligence, filing fees and other costs necessary to close the transaction.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Credit Agreement. Payments under the Credit Agreement are indexed to a variable interest rate. Based on borrowings outstanding under the Credit Agreement of $566.6 million and $56.2 million in outstanding letters of credit, as of November 5, 2010, for every one percent increase in the interest rate applicable to the Credit Agreement, our total annual interest expense would increase by $6.2 million.

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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at October 3, 2010, every 10 percent change in historical currency rates would have approximately a $6.2 million effect on our financial position and approximately a $0.9 million impact on our results of operations during 2010.

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
On August 12, 2010, we acquired Cornell, at which time Cornell became our subsidiary. See Note 2 to the condensed consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating Cornell’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at October 3, 2010, excludes the operations of Cornell as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of Cornell in its assessment of internal control over financial reporting within one year from the date of acquisition.
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
(b) Changes in Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes, other than those related to our assessment and integration of Cornell as discussed above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $17.5 million, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of our legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations and cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
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
Up to and through our third fiscal quarter, we were examined by the Internal Revenue Service for fiscal years 2006 through 2008. These audits concluded in October, 2010 with no change to our income tax positions for the years under audit.
Our South Africa joint venture, SACS, had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified us that it proposed to disallow these deductions. We appealed these proposed disallowed deductions with SARS and in October 2010, received a favorable court ruling relative to these deductions. The South African Revenue Service has until December 2, 2010 to appeal this ruling. Should SARS appeal the case and if it is resolved unfavorably, our maximum exposure will be $2.6 million.
On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of the Cornell board of directors, individually, and GEO. The plaintiff filed an amended complaint on May 28, 2010. The amended complaint alleges, among other things, that the Cornell directors, aided and abetted by Cornell and GEO, breached their fiduciary duties in connection with the Merger. Among other things, the amended complaint seeks to enjoin Cornell, its directors and GEO from completing the Merger and seeks a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties have reached a settlement in principle, which has been preliminarily approved by the court and remains subject to final court approval of the settlement and dismissal of the action with prejudice. The settlement of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS.
Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed on February 22, 2010 (the “2009 Form 10-K”), Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010 filed on May 14, 2010 (the “1Q 2010 Form 10-Q”) and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 filed on August 13, 2010 (the “2Q 2010 Form 10-Q”) include a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. The information below updates, and should be read in conjunction with, the risk factors in our 2009 Form 10-K, our 1Q 2010 Form 10-Q and our 2Q 2010 Form 10-Q. We encourage you to read these risk factors in their entirety.
GEO may experience difficulties integrating Cornell’s business.
Achieving the anticipated benefits of the merger will depend in significant part upon whether GEO integrates Cornell’s business in an efficient and effective manner. The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. GEO may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Prior to the merger, GEO and Cornell operated numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of Cornell’s operations requires the dedication of significant management and external resources, which may temporarily distract GEO’s attention from the day-to-day business and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of GEO’s management to successfully and timely integrate Cornell’s operations could have a material adverse effect on the business and results of operations of GEO.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchase of Equity Securities:
The following table presents information related to repurchases of our common stock made during the quarter ended October 3, 2010:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid per	Announced Plans or	Under the Plans or
Period	Shares Purchased (1)	Share	Programs (2)(3)	Programs
July 5, 2010 — August 4, 2010	—	—	—	$2,721,756
August 5, 2010 — September 4, 2010	433,818	$22.58	120,485	—
September 5, 2010 - October 3, 2010	—	—	—	—

(1)	Included in the total number of shares purchased are 313,333 shares purchased from executive officers at an aggregate cost of $7.1 million. These shares were purchased outside of the stock repurchase program.

(2)	On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program of up to $80.0 million of its common stock effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable rules and requirements of the Securities and Exchange Commission. The program included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The Company completed repurchases of shares of its common stock under the repurchase program in its third fiscal quarter of 2010.

(3)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, into treasury and retained for future uses.
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

THE GEO GROUP, INC.
Date: November 10, 2010	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)