Form 10-K
period 2011-01-02
GEO GROUP INC
filed 2011-03-02
CIK 923796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No ☑

The aggregate market value of the 47,864,477 voting and non-voting shares of common stock held by non-affiliates of the registrant as of July 2, 2010 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $20.69 per share) was approximately $990,316,029.

As of February 24, 2011, the registrant had 64,441,459 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended January 2, 2011 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2011 annual meeting of shareholders are incorporated by reference into Part III of this report.

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	45
Item 3.	Legal Proceedings	45
Item 4.	(Removed and Reserved)	46
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	47
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	78
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	150
Item 9A.	Controls and Procedures	150
Item 9B.	Other Information	151
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	151
Item 11.	Executive Compensation	151
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	151
Item 13.	Certain Relationships and Related Transactions, and Director Independence	151
Item 14.	Principal Accountant Fees and Services	151
PART IV
Item 15.	Exhibits and Financial Statement Schedules	151
Signatures		156
EX-10.13
EX-10.23
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted.

Our acquisition of Cornell Companies, Inc., which we refer to as Cornell and we refer to this transaction as the Cornell Acquisition, in August 2010 added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community-based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. As of January 2, 2011, our worldwide operations included the management and/or ownership of approximately 81,000 beds at 118 correctional, detention and residential treatment facilities, including projects under development. On December 21, 2010, we entered into a Merger Agreement to acquire BII Holding Corporation, which we refer to as BII Holding and we refer to this transaction as the BI Acquisition. On February 10, 2011, we completed our acquisition of BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI, for $415.0 million in cash, subject to adjustments. BI is a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BI has an exclusive contract with U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We believe the addition of BI will provide us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle.

We provide a diversified scope of services on behalf of our government clients:

•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities;

•	our mental health and residential treatment services involve working with governments to deliver quality care, innovative programming and active patient treatment, primarily in state-owned mental healthcare facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative, educational and treatment programs;

•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency;

•	we provide secure transportation services for offender and detainee populations as contracted; and

•	as a result of the BI Acquisition, we also provide comprehensive electronic monitoring and supervision services.

We maintained an average companywide facility occupancy rate of 94.5% for the fiscal year ended January 2, 2011, excluding facilities that are either idle or under development. As a result of our merger with Cornell and our acquisition of BI on February 10, 2011, we will benefit from the combined company’s increased scale and diversification of service offerings.

Business Segments

We conduct our business through four reportable business segments: our U.S. Detention & Corrections segment; our International Services segment; our GEO Care segment and our Facility Construction & Design segment. We have identified these four segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Detention & Corrections segment primarily encompasses our U.S.-based privatized corrections and detention business. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the United Kingdom. Our GEO Care segment comprises our privatized mental health and residential treatment services business, our community-based services business and our youth services business, all of which are currently conducted in the U.S. Following the BI Acquisition, our GEO Care segment also comprises electronic monitoring and supervision services. Our Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for fiscal years 2010, 2009 and 2008 is contained in “Note 18 — Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

Acquisition of BII Holding

On February 10, 2011, GEO completed its previously announced acquisition of BI, a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding (the “Merger”), with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, GEO paid merger consideration of $415.0 million in cash excluding transaction related expenses and subject to certain adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $415.0 million of merger consideration. BI will be integrated into our wholly-owned subsidiary, GEO Care.

Senior Notes due 2021

On February 10, 2011, we completed the issuance of $300.0 million in aggregate principal amount of ten-year, 6.625% senior unsecured notes due 2021, which we refer to as the 6.625% Senior Notes, in a private offering under an Indenture dated as of February 10, 2011 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes will accrue at the rate of 6.625% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2011. The 6.625% Senior Notes mature on February 15, 2021. We used the net proceeds from this offering along with $150.0 million of borrowings under our senior credit facility to finance the acquisition of BI and to pay related fees, costs, and expenses. We used the remaining net proceeds for general corporate purposes.

Acquisition of Cornell

On August 12, 2010, we completed our acquisition of Cornell, a Houston-based provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. The acquisition was completed pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, between us, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, we acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million, excluding cash acquired of $12.9 million and including: (i) cash payments for Cornell’s outstanding common stock of $84.9 million, (ii) payments made on behalf of Cornell related to Cornell’s transaction costs accrued prior to the acquisition of $6.4 million, (iii) cash payments for the settlement of certain of Cornell’s debt plus accrued interest of $181.9 million using proceeds from our senior credit facility, (iv) common stock consideration of $357.8 million, and (v) the fair value of stock option replacement awards of $0.2 million. The value of the equity consideration was based on the closing price of the Company’s common stock on August 12, 2010 of $22.70.

Senior Credit Facility

On August 4, 2010, we entered into a new Credit Agreement, between us, as Borrower, certain of our subsidiaries as Guarantors, and BNP Paribas, as Lender and Administrative Agent, which we refer to as our “Senior Credit Facility”, comprised of (i) a $150.0 million Term Loan A, referred to as “Term Loan A”, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B referred to as “Term Loan B”, initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility, referred to as “Revolving Credit Facility” or “Revolver”, of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015. On August 4, 2010, we used proceeds from borrowings under the Senior Credit Facility primarily to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement, which we refer to as the “Prior Senior Credit Agreement”, of $267.7 million and to pay $6.7 million for financing fees related to the Senior Credit Facility. On August 4, 2010, the Prior Senior Credit Agreement was terminated. On August 12, 2010, in connection with the Cornell merger, we primarily used aggregate proceeds of $290.0 million from the Term Loan A and from the Revolver under the Senior Credit Facility to repay Cornell’s obligations plus accrued interest under its revolving line of credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% Senior Notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the Cornell merger consideration of $84.9 million.

Amendment of Senior Credit Facility

On February 8, 2011, we entered into Amendment No. 1, dated as of February 8, 2011, to the Credit Agreement dated as of August 4, 2010, by and among us, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent, which we refer to as Amendment No. 1. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. Effective February 10, 2011, the revolving credit commitments under the Senior Credit Facility were increased by an aggregate principal amount equal to

$100.0 million, resulting in an aggregate of $500.0 million of revolving credit commitments. Also effective February 10, 2011, GEO obtained an additional $150.0 million of term loans under the Senior Credit Facility, specifically under a new $150.0 million incremental Term Loan A-2, initially bearing interest at LIBOR plus 2.75%. Following the execution of Amendment No. 1, the Senior Credit Facility is now comprised of: a $150.0 million Term Loan A due August 2015; a $150.0 million Term Loan A-2 due August 2015; a $200.0 million Term Loan B due August 2016; and a $500.0 million Revolving Credit Facility due August 2015. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million 6.625% Senior Notes were used to finance the acquisition of BI. As of February 10, 2011 and following the BI acquisition, the Company had $493.4 million in borrowings, net of discount, outstanding under the term loans, approximately $210.0 million in borrowings under the Revolving Credit Facility, approximately $56.2 million in letters of credit and approximately $233.8 million in additional borrowing capacity under the Revolving Credit Facility.

Retirement of Wayne H. Calabrese

Wayne H. Calabrese, our former Vice Chairman, President and Chief Operating Officer retired effective December 31, 2010, as previously announced on August 26, 2010. Mr. Calabrese’s business development and oversight responsibilities have been reassigned throughout our senior management team and existing corporate structure. Mr. Calabrese will continue to work with us in a consulting capacity pursuant to a consulting agreement, dated as of August 26, 2010 (the “Consulting Agreement”) providing for a minimum term of one year. Under the terms of the Consulting Agreement, which began on January 3, 2011, Mr. Calabrese provides services to us and our subsidiaries for a monthly consulting fee. Services provided include business development and contract administration assistance relative to new and existing contracts.

Stock Repurchase Program

On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock which was effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program did not obligate us to purchase any specific amount of our common stock and could be suspended or extended at any time at our discretion. During the fiscal year ended January 2 2011, we completed the program and purchased 4.0 million shares of our common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. Of the aggregate 4.0 million shares repurchased during the fiscal year ended January 2, 2011, 1.1 million shares were repurchased from executive officers at an aggregate cost of $22.3 million. Also during the fiscal year ended January 2, 2011, we repurchased 0.3 million shares of common stock from certain directors and executives for an aggregate cost of $7.1 million. These shares were retired immediately upon repurchase.

Facility activations

The following new projects were activated during the fiscal year ended January 2, 2011:

			Total
Facility	Location	Activation	Beds(1)		Start date

Aurora ICE Processing Center	Aurora, Colorado	New facility	N/A	(2)	Third Quarter 2010
Harmondsworth Immigration Removal Centre	London, England	360-bed Expansion	620		Third Quarter 2010
Blackwater River Correctional Facility	Milton, FL	New contract	2,000		Fourth Quarter 2010
D. Ray James Correctional Facility	Folkston, GA	New contract	2,847		Fourth Quarter 2010

(1)	Total Beds represents design capacity of the facility.

(2)	We began transferring detainees from the 432-bed Aurora Detention Facility to the newly constructed 1,100-bed ICE Processing Center on July 17, 2010.

In addition to the activations in the table above, we also announced an asset acquisition and several contract awards during the fiscal year 2010 as follows:

On June 7, 2010, we announced the acquisition of a 650-bed Correctional Facility in Adelanto, California, the Desert Sands Facility, for approximately $28.0 million financed with free cash flow and borrowings available under our Prior Senior Credit Agreement. During 2010, we began a project to retrofit this facility. We will market this facility to local, state and federal correctional and detention agencies.

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

On June 22, 2010, we announced the signing of a contract with the Mississippi Department of Corrections for the continued management of the 1,000-bed Marshall County Correctional Facility located in Holly Springs, Mississippi. The new managed-only contract has a term of five years effective September 1, 2010. We have managed this facility since June 1996.

On July 21, 2010, we announced the execution of a new contract with the State of Georgia, Department of Corrections for the development and operation of a new 1,500-bed correctional facility to be located in Milledgeville, Georgia. Under the terms of the contract, we will finance, develop, and operate the new 1,500-bed Facility on state-owned land pursuant to a 40-year ground lease. This facility is expected to cost $80.0 million and open in the first quarter of 2012.

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

On November 4, 2010, we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation for the out-of-state housing of up to 2,580 California inmates at our North Lake Correctional Facility located in Baldwin, Michigan. GEO will undertake a $60.0 million renovation and expansion project to convert this facility’s existing dormitory housing units to cells and to increase the capacity of the 1,748-bed facility to 2,580 beds. We expect to complete the cell conversion of the existing dormitory housing units in the second quarter of 2011 and the new 832-bed expansion in the fourth quarter of 2011.

On November 5, 2010, we announced we were selected by the California Department of Corrections and Rehabilitation for contract awards for the housing of 650 female inmates at our owned 250-bed McFarland Community Correctional Facility and our 400-bed Mesa Verde Community Correctional Facility located in California. We were subsequently informed by the state that these contract awards have been put on hold, pending further review regarding the state’s needs.

On November 18, 2010, we announced we were selected by the State of Indiana, Department of Correction, which we refer to as IDOC, for the management of the Short Term Offender Program at an existing state-owned facility in Plainfield, Indiana pending the completion of contract negotiations which were finalized in February 2011. GEO expects this facility to initially house approximately 300 inmates and ramp up to 1,066 inmates over time. We will manage the facility under a four-year contract with up to a four-year renewal option period.

On November 23, 2010, we announced that our wholly-owned subsidiary, GEO Care, signed a contract with Montgomery County, Texas for the management of the county-owned, 100-bed Montgomery County Mental Health Treatment Facility to be located in Conroe, Texas. The management contract between GEO Care and Montgomery County will have an initial term effective through August 31, 2011 with unlimited two-year renewal option periods. Montgomery County in turn has signed an Intergovernmental Agreement with the State of Texas for the housing of a mental health forensic population at this facility. We expect this facility to open in March 2011.

On December 8, 2010, we announced that Karnes County, Texas was awarded an Intergovernmental Services Agreement by ICE for the housing of up to 600 immigration detainees in a new 600-bed Civil Detention Center to be located in Karnes City, Texas. This center will be developed and operated by us pursuant to our subcontract with Karnes County and will be the first facility designed and operated for low risk detainees. We will finance, develop and manage the company-owned facility, which is expected to cost $32.0 million and be completed during the fourth quarter of 2011.

On December 15, 2010, we announced a 512-bed expansion of the 2,524-bed New Castle Correctional Facility in New Castle, Indiana managed by GEO under a contract with IDOC. We will fund and develop the high-security expansion, which is estimated to cost approximately $23.0 million, under a development agreement with the Indiana Finance Authority and will manage the expansion under an amendment to our existing management contract with IDOC. The amendment extends the management contract term, previously due to expire in September 2015, through June 30, 2030, including all renewal option periods.

Contract terminations

The following contracts were terminated during the fiscal year 2010. We do not expect that the termination of these contracts will have a material adverse impact, individually or in the aggregate, on our financial condition, results of operations or cash flows.

On April 4, 2010, our wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.

On April 14, 2010, we announced the results of the re-bids of two of our managed-only contracts. The State of Florida issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts terminated effective September 26, 2010 and August 1, 2010, respectively.

On June 22, 2010, we announced the discontinuation of our managed-only contract for the 520-bed Bridgeport Correctional Center in Texas following a competitive re-bid process conducted by the State of Texas. The contract terminated effective August 31, 2010.

Effective September 1, 2010, our management contract for the operation of the 450-bed South Texas Intermediate Sanction Facility terminated. This facility was not owned by us.

Effective May 29, 2011, our subsidiary in the United Kingdom will no longer manage the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.6% as of January 2, 2011. Approximately 71.8% of our 2010 U.S. Detention & Corrections revenue was derived from ACA accredited facilities for the year ended January 2, 2011. We have also achieved and maintained accreditation by The Joint Commission (TJC), at three of our correctional facilities, at our forensic unit in South Carolina and at three of our other adult treatment facilities. In addition, our managed-only 720-bed Florida Civil Commitment Center in Arcadia, Florida obtained successful Commission on Accreditation of Rehabilitation Facilities, CARF, accreditation within 18 months of operation. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers are governmental agencies responsible for local, state and federal correctional facilities in the United States and governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom. Other primary customers include state agencies in the United States responsible for mental health facilities, juvenile offenders and other adult parolees and probationers as well as foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment, youth services, and community based re-entry services business.

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

We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. During 2010, we activated four new or expansion projects representing an aggregate of 4,867 additional beds compared to the activation of eight new or expansion projects representing an aggregate of 2,698 beds during 2009. Also in 2010, we received awards for 7,846 beds out of the aggregate total of 19,849 beds awarded by governmental agencies during the year.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Domestically, as of January 2, 2011, we had provided services for the design and construction of approximately forty-six facilities and for the redesign and renovation and expansion of approximately thirty-three facilities. Internationally, as of January 2, 2011, we had provided services for the design and construction of ten facilities and for the redesign, renovation and expansion of one facility.

Contracts to design and construct or to redesign and renovate facilities may be financed in a variety of ways. Governmental agencies may finance the construction of such facilities through any of the following methods:

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

The following table sets forth current expansion and development projects at various stages of completion:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing

Adelanto Facility, California	n/a	650	Q1 2011	(1)	GEO

North Lake Correctional Facility, Michigan	832	2,580	Q4 2011	CDCR(2)	GEO
Riverbend Correctional Facility, Georgia	1,500	1,500	Q1 2012	GDOC(3)	GEO
Karnes County Civil Detention Facility, Texas	600	600	Q4 2011	ICE(4)	GEO
New Castle Correctional Facility, Indiana	512	3,196	Q1 2012	IDOC	GEO

Total	3,444

(1)	We currently do not have a customer for this facility but are marketing these beds to various local, state and federal agencies.

(2)	On November 4, 2010, we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation for the out-of-state housing of California inmates at the North Lake Correctional Facility. As a result of this new contract, we will complete a cell conversion on the existing 1,748-bed facility in Q2 2011 and expect to complete the expansion of this facility by 832 beds by the end of Q4 2011.

(3)	On July 21, 2010, we announced the execution of our contract to develop and operate this facility under a contract with the Georgia Department of Corrections, which we refer to as “GDOC”.

(4)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, through Karnes County.

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide, the largest provider of community-based re-entry services and youth services in the U.S. and, following the BI Acquisition, we are the largest provider of electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complimentary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society.

Large Scale Operator with National Presence

We operate the sixth largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have operations in 24 states and, following the BI Acquisition, we will offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, healthcare, security, and in the supervision, treatment and education of inmates. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 24 years, the State of California for 23 years, the State of Texas for approximately 23 years, various Australian state government entities for 19 years and the State of Florida for approximately 17 years. These customers accounted for approximately 65.9% of our consolidated revenues for the fiscal year ended January 2, 2011. The acquisitions of Cornell and BI have increased our business with our three largest federal clients, the Federal Bureau of Prisons, U.S. Marshals Service and ICE. The BI Acquisition also provides us with a new service offering for ICE, our largest client.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both in excess of 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $565.5 million in 2004 to $1.3 billion in 2010. Additionally, we expect to achieve annual cost savings of $12-$15 million from the Cornell Acquisition and $3-$5 million from the BI Acquisition. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us significant flexibility for growth capital expenditures, acquisitions and/or the repayment of indebtedness.

Unique Privatized Mental Health, Residential Treatment and Community-Based Services Growth Platform

With the acquisitions of Cornell and BI, we have significantly expanded the service offerings of GEO Care’s privatized mental health and residential treatment services business by adding substantial adult community-based residential operations, as well as new operations in community-based youth behavioral treatment services, electronic monitoring services and community re-entry and immigration related supervision services. Through both organic growth and acquisitions we have been able to grow GEO Care’s business to approximately 6,500 beds and $213.8 million of revenues for the fiscal year ended January 2, 2011 from 325 beds and $31.7 million of revenues for the fiscal year ended 2004. We believe that GEO Care’s core competency of providing diversified mental health, residential treatment, and community-based services uniquely position us to meet client demands for solutions that improve successful society re-integration rates for offenders throughout the corrections system.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. Our International services business generated $190.5 million of revenues, representing 15.0% of our consolidated revenues, for the year ended January 2, 2011. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and the Founder, George C. Zoley, has led our Company for 26 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.3 billion in 2010. Dr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our company for over ten years and has led the integration of our recent acquisitions and financing activities. Our top six senior executives have an average tenure with our company of over ten years.

Business Strategies

Provide High Quality, Comprehensive Services and Cost Savings Throughout the Corrections Lifecycle

Our objective is to provide federal, state and local governmental agencies with a comprehensive offering of high quality, essential services at a lower cost than they themselves could achieve. We believe government agencies facing budgetary constraints will increasingly seek to outsource a greater proportion of their correctional needs to reliable providers that can enhance quality of service at a reduced cost. We believe our expanded and diversified service offerings uniquely position us to bundle our high quality services and provide a comprehensive continuum of care for our clients, which we believe will lead to lower cost outcomes for our clients and larger scale business opportunities for us.

Maintain Disciplined Operating Approach

We refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. In addition, although we engage in facility development from time to time without having a corresponding management contract award in place we endeavor to do so only where we have determined that there is medium to long-term client demand for a facility in that geographical area. We have also elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We have seen increased business development opportunities in recent years in the international markets in which we operate and are currently bidding on several new projects. We will continue to actively bid on new international projects in our current markets and in new markets that fit our target profile for profitability and operational risk. We also intend to cross sell our expanded service offerings into these markets, including the electronic monitoring and supervision services which we acquired in the BI Acquisition.

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the BI Acquisition, we will have successfully completed six acquisitions for total consideration, including debt assumed, in excess of $1.7 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities

The following table summarizes certain information as of January 2, 2011 with respect to U.S. and international facilities that GEO (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding:

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

Western Region

Adelanto Processing Center East	650	Under construction	—	—	—	—	—	Own

Alhambra City Jail, Los Angeles, CA	67	City of Alhambra	City Jail	All Levels	July 2008	3 years	Two, One-year	Manage Only

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/RTC Correctional Facility	Minimum	October 2002	10 years	Two, Five-year	Lease

Arizona State-Prison Phoenix West Phoenix, AZ	450	AZ DOC	State DWI Correctional Facility	Minimum	July 2002	10 years	Two, Five-year	Lease

Aurora Detention Facility	432	Idle	—	—	—	—	—	Own

Aurora ICE Processing Center Aurora, CO	1,100	ICE	Federal Detention Facility	Minimum/Medium	October 2006	8 months	Four, One-year	Own

Baker Community Correctional Facility Baker, CA	262	Idle	—	—	—	—	—	Own

Baldwin Park City Jail, Los Angeles, CA	32	City of Baldwin Park	City Jail	All Levels	July 2003	3 years	Three, Three-year	Manage Only

Bell Gardens City Jail Los Angeles, CA	15	City of Bell Garden	City Jail	All Levels	March 2008	4 months	Two, Three-year	Manage Only

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional Facility	Minimum/ Medium	December 2006	10 years	Two, Five-year	Lease

Central Valley MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five year	Own

Desert View MCCF Adelanto, CA	643	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

Downey City Jail Los Angeles, CA	30	City of Downey	City Jail	All Levels	June 2003	3 years	Three, Three-year	Manage Only

Fontana City Jail Los Angeles, CA	39	City of Fontana	City Jail	All Levels	February 2007	5 months	Five, One-year	Manage Only

Garden Grove City Jail Los Angeles, CA	16	City of Garden Grove	City Jail	All Levels	January 2010	30 months	Unlimited	Manage Only

Golden State MCCF McFarland, CA	625	CDCR	State Correctional Facility	Medium	March 1997	10 years	One, Five-year	Own

Guadalupe County Correctional Facility Santa Rosa, NM(2)	600	Guadalupe County/NMCD	Local/State Correctional Facility	Medium	January 1999	3 years	One, two-year and Five, one-year	Own

High Plains Correctional Facility Brush, CO	272	Idle	—	—	—	—	—	Own

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

Hudson Correctional Facility Hudson, CO	1,250	CO DOC/ AK DOC	State Correctional Facility	Medium	November 2009	2.5 years	Three, One-year	Lease

Lea County Correctional Facility Hobbs, NM(2),(3)	1,200	Lea County/ NMCD	Local/State Correctional Facility	Medium	September 1998	5 years	Eight, one-year	Own

Leo Chesney Community Correctional Facility Live Oak, CA	305	CDCR	State Correctional Facility	Medium	October 2005	5 years	Two, Five-year	Lease

McFarland Community Correctional Facility McFarland, CA	250	Idle	—	—	—	—	—	Own

Mesa Verde Community Correctional Facility Bakersfield, CA	400	Idle	—	—	—	—	—	Own

Montebello City Jail Los Angeles, CA	25	City of Montebello	City Jail	All Levels	January 1996	2 years	Unlimited, One-year	Manage Only

Northeast New Mexico Detention Facility Clayton, NM(2)	625	Clayton/ NMCD	Local/ State Correctional Facility	Medium	August 2008	5 years	Five, one-year	Manage Only

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention Facility	All Levels	October 2009	1 year	Four, one-year	Own

Ontario City Jail Los Angeles, CA	40	City of Ontario	City Jail	Any Level	September 2006	3 years	Unlimited, One-year	Manage Only

Regional Correctional Center Albuquerque, NM	970	USMS/BOP/ Bernalillo County	Federal/Local Correctional Facility	Maximum	March 2005	6 years	N/A	Lease

Western Region Detention Facility San Diego, CA	770	OFDT/USMS	Federal Detention Facility	Maximum	January 2006	5 years	One, Five-year	Lease

Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional Facility	Medium	April 2007	4 years	Three, Two-year and One, six-month	Lease (6)

Central Texas Detention Facility San Antonio, TX(2)	688	Bexar County/ ICE & USMS	Local & Federal Detention Facility	Minimum/ Medium	April 2009	10 years	N/A	Lease

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional Facility	Minimum	January 2009	2.6 years	Two, Two-year	Manage Only

Frio County Detention Center Pearsall, TX(2)	391	Frio County/BOP/ Other Counties	Local Detention Facility	All Levels	November 1997	12 years	One, Five-year	Lease

Great Plains Correctional Facility	2,048	Idle	—	—	—	—	—	Lease (6)

Joe Corley Detention Facility Conroe, TX(2)	1,287	USMS/ICE/BOP Montgomery County	Local Correctional Facility	Medium	August 2008	2 years	Unlimited, two-year	Manage Only

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

Karnes Correctional Center Karnes City, TX(2)	679	Karnes County/ ICE & USMS	Local & Federal Detention Facility	All Levels	May 1998	30 years	N/A	Own

Karnes Civil Detention Center Karnes City, TX	600	Under construction	Federal Detention Facility	All Levels	December 2010	5 years	N/A	Owned

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional Facility	Medium	July 2008	1 year	Five, one-year	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional Facility	Minimum/ Medium	January 2009	2.6 years	Two, one-year	Manage Only

Maverick County Detention Facility Maverick, TX(2)	688	USMS/BOP Maverick County	Local Detention Facility	Medium	December 2008	3 Years	Unlimited, Two-year	Manage Only

North Texas ISF Fort Worth, TX	424	TDJC	State Intermediate Sanction Facility	Medium	March 2004	3 Years	Four, one-year	Manage Only

Oak Creek Confinement Center Bronte, TX(8)	200	Idle	—	—	—	—	—	Own

Reeves County Detention Complex R1/R2 Pecos, TX(2)	2,407	Reeves County/ BOP	Federal Correctional Facility	Low	February 2007	10 years	Unlimited ten year	Manage Only

Reeves County Detention Complex R3 Pecos, TX(2)	1,356	Reeves County/ BOP	Federal Correctional Facility	Low	January 2007	10 years	Unlimited ten year	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	OFDT/USMS	Federal Detention Facility	Medium	October 2008	5 years	Three, Five-year	Own

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention Facility	All Levels	June 2005	1 year	Four, One-year	Own

Val Verde Correctional Facility Del Rio, TX(2)	1,407	Val Verde County/USMS/ Border Patrol	Local & Federal Detention Facility	All Levels	January 2001	20 years	Unlimited, Five-year	Own

Eastern Region:

Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional Facility	Medium/ Maximum	July 2010	10 years	N/A	Manage only

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional Facility	Medium/ close	April 2010	3 years	Two, two-year	Manage Only

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention Facility	Minimum	April 2009	11 months	Four, One-year, Unlimited 6-month	Own

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

D. Ray James Correctional Facility Folkston, GA	2,847	BOP/USMS/ Charlton County	Local & Federal Detention Facility	All Levels	October 2010	4 years	Three, two-year	Lease (6)

East Mississippi Correctional Facility Meridian, MS	1,500	MS DOC/IGA	State Mental Health Correctional Facility	All Levels	August 2006	2 years	Three, One-year	Manage only

Indiana STOP Program Plainfield, IN(9)	1,066	IDOC	—	—	—	—	—	Manage Only

LaSalle Detention Facility Jena, LA(2)	1,160	LEDD/ICE	Federal Detention Facility	Minimum/ Medium	July 2007	Perpetual until termi nated	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional Facility	Medium	March 2003	5 years	Ten, One-year	Manage Only

Marshall County Correctional Facility Holly Springs, MS	1,000	MS DOC	State Correctional Facility	Medium	September 2010	5 years	N/A	Manage Only

Migrant Operations Center Guantanamo Bay NAS, Cuba	130	ICE	Federal Migrant Center	Minimum	November 2006	11 months	Four, One-year	Manage Only

Moshannon Valley Correctional Center	1,495	BOP	Federal Correctional Facility	Medium	April 2006	36 months	Seven, one-year	Own

New Castle Correctional Facility New Castle, IN	2,684+512 expansion	IDOC	State Correctional Facility	All Levels	January 2006	4 years	Three, two-year	Manage Only

North Lake Correctional Facility(1)	2,580	CDCR	State Correctional Facility	Medium/Maximum	June 2011	5 years	Two-year unspecified	Owned

Queens Detention Facility Jamaica, NY	222	OFDT/USMS	Federal Detention Facility	Minimum/ Medium	January 2008	2 year	Four, two-year	Own

Riverbend Correctional Facility Milledgeville, GA	1,500	GDOC	State Correctional Facility	Medium	July 2010	Partial 1 year	Forty, One-year and one partial year	Own

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional Facility	Low	March 2001	3 years	Seven, One-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	768	OFDT/USMS	Federal Detention Facility	Medium	February 2008	5 years	Three, Five year	Lease

South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional Facility	Medium/ close	July 2009	3 years	Unlimited, Two-year	Manage Only

Walnut Grove Youth Correctional Facility Walnut Grove, MS	1,450	MS DOC	State Correctional Facility	Maximum	October 2006	3 years	N/A	Manage Only

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

International Services:

Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	October 1995	22 years	None	Lease

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/Medium	April 2009	5 years	Two, Five-year	Manage Only

Pacific Shores Healthcare Victoria, Australia(5)	N/A	VIC CV	Health Care Services	N/A	July 2009	17 months	Two, six-month	Manage Only

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three-year	Manage Only

United Kingdom:

Campsfield House Immigration Removal Centre Kidlington, England	215	UK Home Office of Immigration	Detention Centre	Minimum	May 2006	3 years	One, Two-year	Manage Only

Harmondsworth Immigration Removal Centre London, England	620	United Kingdom Border Agency	Detention Centre	Minimum	June 2009	3 years	None	Manage Only

South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Manage Only

Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

GEO Care:

Residential Treatment Services:

Columbia Regional Care Center Columbia, SC	354	SCDOH/GDOC ICE/USMS	Correctional Health Care Hospital	Medical and Mental Health	July 2005	8 years	None	Lease

Florida Civil Commitment Center Arcadia, FL	720	DCF	State Civil Commitment	All Levels	April 2009	5 years	Three, five-year	Manage Only

Montgomery County Mental Health Treatment Facility Montgomery, TX	100	MC	Mental Health Treatment Facility	Mental Health	March 2011	Partial six-month	Unlimited two-year	Manage Only

Palm Beach County Jail Palm Beach, FL	N/A	PBC as Subcontractor to Armor Healthcare	Mental Health Services to County Jail	All Levels	May 2006	5 years	N/A	Manage Only

South Florida State Hospital Pembroke Pines, FL	335	DCF	State Psychiatric Hospital	Mental Health	July 2008	5 years	Three, Five-year	Manage Only

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

South Florida Evaluation and Treatment Center Miami, FL	238	DCF	State Forensic Hospital	Mental Health	January 2006	5 years	Three, Five-year	Manage Only

Treasure Coast Forensic Treatment Center Stuart, FL	223	DCF	State Forensic Hospital	Mental Health	April 2007	5 years	One, Five-year	Manage Only

Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections Facility	Community	Sept 2003	2 years	Five, Two-year and One, six-month	Own

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections Facility	Community	October 2007	2 years	Three, One-year	Lease

Brooklyn Community Re-entry Center Brooklyn, NY	177	BOP	Community Corrections Facility	Community	August 2010	6 months	Three, two-month	Lease

Cordova Center Anchorage, AK	192	AK DOC	Community Corrections Facility	Community	September 2007	7 months	Four, one-year, One five-month	Lease (6)

El Monte Center El Monte, CA	55	BOP	Community Corrections Facility	Community	March 2008	7 months	Four, one-year	Lease

Grossman Center Leavenworth, KS	150	BOP	Community Corrections Facility	Community	October 2007	2 years	Three, one-year	Lease

Las Vegas Community Correctional Center Las Vegas, NV	100	BOP/USPO	Community Corrections Facility	Community	October 2010	2 years	Three, one-year	Own

Leidel Comprehensive Sanction Center Houston, TX	190	BOP/USPO	Community Corrections Facility	Community	January 2011	2 years	Three, one-year	Lease(6)

Marvin Gardens Center Los Angeles, CA	52	BOP	Community Corrections Facility	Community	May 2006	2 years	Three, one-year	Lease

McCabe Center Austin, TX	90	BOP/ Travis County/ Angelina County	Community Corrections Facility	Community	April 2007	2 years	Three, one-year	Own

Mid Valley House Edinburg, TX	96	BOP/US Probation	Community Corrections Facility	Community	December 2008	2 years	Three, one-year	Lease

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections Facility	Community	September 2007	7 months	Four, one-year, One five-month	Own

Northstar Center Fairbanks, AK	135	AK DOC/ BOP	Community Corrections Facility	Community	December 2005	7 months	N/A	Lease

Oakland Center Oakland, CA	61	BOP	Community Corrections Facility	Community	November 2008	3 years	Seven, one-year	Own

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections Facility	Community	September 2007	7 months	Four, one-year, One five-month	Lease(6)

Reality House Brownsville, TX	66	BOP/ US Probation	Community Corrections Facility	Community	December 2005	2 years	Three, one-year, One two-month	Own

Reid Community Residential Facility Houston, TX	500	TDCJ	Community Corrections Facility	Community	September 2003	2 years	Five, two-year	Lease(6)

Salt Lake City Center Salt Lake City, UT	78	BOP/ US Probation	Community Corrections Facility	Community	December 2005	1 year	Three, one-year, One two-month	Lease

Seaside Center Nome, AK	48	AK DOC	Community Corrections Facility	Community	December 2007	1 year	Five, one-year	Lease

Taylor Street Center San Francisco, CA	177	BOP/ CDCR	Community Corrections Facility	Community	February 2006	3 years	Seven, one-year	Own

Tundra Center Bethel, AK	85	AK DOC	Community Corrections Facility	Community	December 2006	1 year	Five, one-year	Lease(6)

Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential Facility	Secure	2006	N/A	N/A	Own

Abraxas Center For Adolescent Females Pittsburg, PA	108	Various	Youth Residential Facility	Staff Secure	1989	N/A	N/A	Own

Abraxas I Marienville, PA	274	Various	Youth Residential Facility	Staff Secure	1973	N/A	N/A	Lease(6)

Abraxas Ohio Shelby, OH	108	Various	Youth Residential Facility	Staff Secure	1993	N/A	N/A	Lease(6)

Abraxas III, Pittsburgh, PA	24	Idle	—	—	—	—	—	Own

Abraxas Youth Center South Mountain, PA	72	Various	Youth Residential Facility	Secure/Staff Secure	1999	N/A	N/A	Lease

Contact Interventions Wauconda, IL	32	IL DASA, Medicaid, Private	Youth Residential Facility	Staff Secure	1999	N/A	N/A	Own

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential Facility	Staff Secure	1999	N/A	N/A	Own

Erie Residential Programs Erie, PA	40	Various	Youth Residential Facility	Staff Secure	1974	N/A	N/A	Own

Hector Garza Center San Antonio, TX	122	TDFPS, TYC and County Probation Depts.	Youth Residential Facility	Staff Secure	2003	N/A	N/A	Lease(6)

					Commencement
Facility Name			Facility	Security	of Current		Renewal	Manage Only
& Location	Capacity(1)	Customer	Type	Level	Contract(7)	Base Period	Options	Lease/ Own

Leadership Development Program South Mountain, PA	128	Various	Youth Residential Facility	Staff Secure	1994	N/A	N/A	Lease

Schaffner Youth Center Steelton, PA	63	Dauphin County	Youth Residential Facility	Secure/ Staff Secure	January 2009	2 years	N/A	Manage Only

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential Facility	Staff Secure	2004	N/A	N/A	Own

Southwood Interventions Chicago, IL	128	IL DASA, City of Chicago, Medicaid, Private	Youth Residential Facility	Staff Secure	1999	N/A	N/A	Own

Texas Adolescent Treatment Center San Antonio, TX	145	Idle	—	—	—	—	—	Own

Washington DC Facility Washington, DC(8)	70	Idle	—	—	—	—	—	Own

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid, Private	Youth Residential Facility	Staff Secure	1999	N/A	N/A	Own

Non-residential Facilities						N/A	N/A

Abraxas Counseling Center Columbus, OH	78	Various	Youth Non-residential Service Center	Open	2008	N/A	N/A	Lease

Delaware Community-Based Programs Milford, DE	66	State of Delaware	Youth Non-residential Service Center	Open	1994	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	136	Dauphin or Cumberland Counties	Youth Non-residential Service Center	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	60	Lehigh and Northampton Counties	Youth Non-residential Service Center	Open	1987	N/A	N/A	Lease

LifeWorks Interventions J oliet, IL	231	IL DASA, Medicaid, Private	Youth Non-residential Service Center	Open	1999	N/A	N/A	Lease

Philadelphia Community-Based Programs Philadelphia, PA	236	City of Philadelphia, Philadelphia School District	Youth Non-residential Service Center	Open	1994	N/A	N/A	Own

WorkBridge Pittsburgh, PA	600	Allegheny County	Youth Non-residential Service Center	Open	1987	N/A	N/A	Lease

York County Juvenile Drug Court Programs Harrisburg, PA	36	YCCYS	Youth Non-residential Service Center	Open	1995	N/A	N/A	Lease

Customer Legend:

Abbreviation	Customer

AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CDE	Colorado Department of Education
CO DHS DYC	Colorado Department of Human Services, Division of Youth Corrections
DCF	Florida Department of Children & Families
DMS	Florida Department of Management Services
GDOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IDOC	Indiana Department of Correction
IGA	Intergovernmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DPS&C	Louisiana Department of Public Safety & Corrections
LEDD	LaSalle Economic Development District
MC	Montgomery County
MS DOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales
OK DOC	Oklahoma Department of Corrections
OFDT	Office of Federal Detention Trustee
PA BSCF	Pennsylvania Department of Public Welfare, Bureau of State Children and Families
PA DHS CY	Pennsylvania Department of Human Services, Children and Youth Division
PA DPW	Pennsylvania Department of Public Welfare
PBC	Palm Beach County
PNB	Province of New Brunswick
QLD DCS	Department of Corrective Services of the State of Queensland
RSA DCS	Republic of South Africa Department of Correctional Services
SCDOH	South Carolina Department of Health
TDCJ	Texas Department of Criminal Justice
TDFPS	Texas Department of Family and Protective Services
TYC	Texas Youth Commission
USMS	United States Marshals Service
USPO	United States Probation Office
VA DOC	Virginia Department of Corrections
VIC CC	The Chief Commissioner of the Victoria Police
VIC CV	The State of Victoria represented by Corrections Victoria
VIC DOJ	Department of Justice of the State of Victoria
YCCYS	York County Human Services Division, Children and Youth Services

(1)	Capacity as used in the table refers to design capacity consisting of total beds for all facilities except for the eight Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.

(2)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.

(3)	The full term of this contract expired in December 2009 and was extended until December 12, 2011.

(4)	The contract for this facility only requires GEO to provide maintenance services.

(5)	GEO provides comprehensive healthcare services to nine government-operated prisons under this contract.

(6)	These facilities are owned by Municipal Corrections Finance, L.P., our variable interest entity.

(7)	For Youth Services Residential Facilities and Non-residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by Cornell. The service agreements under these arrangements, with the exception of Schaffner Youth Center, provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature.

(8)	This facility is classified as held for sale as of January 2, 2011.

(9)	This contract was awarded during fiscal year 2010 and its terms are under negotiation.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we do not consider these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, they are not considered in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 2, 2011, 32 of our facility management contracts representing 19,450 beds are scheduled to expire on or before January 1, 2012, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 21.5% of our consolidated revenues for the fiscal year ended January 2, 2011. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of January 2, 2011, 15 of our facility management contracts representing 7.6% and $96.3 million of our fiscal year 2010 consolidated revenues are subject to competitive re-bid in 2011. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid

2011	15	5,768
2012	15	4,881
2013	5	842
2014	4	4,816
2015	11	5,498
Thereafter	29	34,263

Total	79	56,068

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services, and mental health, residential treatment and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Detention & Correction’s and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services, community based services, and mental health and residential treatment services industry. BI’s electronic monitoring business segment competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At January 2, 2011, we had 19,352 full-time employees. Of our full-time employees, 433 were employed at our headquarters and regional offices and 18,919 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 1,574 and 1,669 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

Insurance

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. It is our general practice to bring merged or acquired companies into our corporate master policies in order to take advantage of certain economies of scale.

We currently maintain a general liability policy and excess liability policy for U.S. Detention & Corrections, GEO Care’s Community-Based Services, GEO Care’s Youth Services and BI, Inc. with limits of

$62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Our wholly owned subsidiary, GEO Care, Inc., has a separate insurance program for their residential services division, with a specific loss limit of $35.0 million per occurrence and in the aggregate with respect to general liability and medical professional liability. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring some of our facilities to full replacement value.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $40.2 million and $27.2 million as of January 2, 2011 and January 3, 2010, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2010 and 2009 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities and provides comprehensive healthcare services to nine government operated prisons. We operate one facility in South Africa through SACM. During Fourth Quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. On June 29, 2009, GEO UK assumed management functions of the 260-bed Harmondsworth Immigration Removal Centre in London, England. The Harmondsworth Immigration Removal Centre was expanded by 360 beds during fiscal year 2010 and is managed by our subsidiary under a three-year contract. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements — Note 18 Business Segment and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2010	2009	2008

Various agencies of the U.S Federal Government:	35%	31%	28%
Various agencies of the State of Florida:	14%	16%	17%

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of January 2, 2011 was $807.8 million, excluding non-recourse debt of $222.7 million and capital lease obligations of $14.5 million. As of January 2, 2011, we had $57.0 million outstanding in letters of credit and $212.0 million in borrowings outstanding under the Revolver. Our total consolidated indebtedness as of February 10, 2011, upon consummation of the BI Acquisition and following the execution of Amendment No. 1 to the Senior Credit Facility, which included an additional $150.0 million of term loans and an increase of $100.0 million revolving credit commitments, was $1,251.4 million, excluding non-recourse debt of $216.8 million and capital lease obligations of $14.3 million. As of February 10, 2011, we had $210.0 million in borrowings under the Revolver. Consequently, as of February 10, 2011, we had the ability to borrow $233.8 million under our Revolver.

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

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 7 3/4% senior notes and the indenture governing the 6.625% senior notes.

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of January 2, 2011, we were developing a number of projects that we estimate will cost approximately $282.4 million, of which $54.9 million was spent through January 2, 2011. We estimate our remaining capital requirements to be approximately $227.5 million, which we anticipate will be spent in fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver portion of our Senior Credit Facility. In addition to these current estimated capital requirements for 2011, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 could materially increase. As of January 2, 2011, we had the ability to borrow $131.0 million under the revolver portion of our Senior Credit Facility subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. As of February 10, 2011, upon consummation of the BI Acquisition and following the execution of Amendment No. 1 to the senior credit facility, our obtaining an additional $150.0 million of term loans and an increase of $100.0 million aggregate principal amount of revolving credit commitments under the Senior Credit Facility, we had the ability to borrow $233.8 million under the revolver portion of our Senior Credit Facility subject to our satisfying the relevant borrowing conditions thereunder. In addition, we have the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indenture governing the 7 3/4% senior notes, the indenture governing the 6.625% senior notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of January 2, 2011, we had the ability to borrow an additional $131.0 million under the revolver portion of our Senior Credit Facility, subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. As of February 10, 2011, upon consummation of the BI Acquisition and following the execution of Amendment No. 1 to the Senior Credit Facility, our obtaining an additional $150.0 million of term loans and an increase of $100.0 million aggregate principal amount of revolving credit commitments under the Senior Credit Facility, we had the ability to borrow $233.8 million under the revolver portion of our Senior Credit Facility subject to our satisfying the relevant borrowing conditions thereunder. We also would have had the ability to borrow an additional $250.0 million under the accordion feature of our senior credit facility subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 7 3/4% Senior Notes and/or the 6.625% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

The covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions which may adversely affect our ability to operate our business.

The indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility impose significant operating and financial restrictions on us and certain of our subsidiaries, which we refer to as restricted subsidiaries. These restrictions limit our ability to, among other things:

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining maximum senior secured leverage ratio and total leverage ratios, and a minimum interest coverage ratio. Some of these financial ratios become more restrictive over the life of the senior credit facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our senior credit facility, the indenture governing the 7 3/4% Senior Notes and the indenture governing the 6.625% Senior Notes or any other indebtedness could prevent us from being able to draw on the revolver portion of our senior credit facility, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us under our Senior Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or debt securities, including the 7 3/4% Senior Notes and the 6.625% Senior Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all.

Because portions of our senior indebtedness have floating interest rates, a general increase in interest rates will adversely affect cash flows.

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of January 2, 2011 we had $557.8 million of indebtedness outstanding under our Senior Credit Facility (net of discount of $1.9 million), and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by $5.6 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended January 2, 2011, our subsidiaries accounted for 58.9% of our consolidated revenues, and as of January 2, 2011, our subsidiaries accounted for 77.2% of our total assets.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a client to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

Negative conditions in the capital markets could prevent us from obtaining financing, which could materially harm our business.

Our ability to obtain additional financing is highly dependent on the conditions of the capital markets, among other things. The capital and credit markets have been experiencing significant volatility and disruption since 2008. The downturn in the equity and debt markets, the tightening of the credit markets, the general economic slowdown and other macroeconomic conditions, such as the current global economic environment could prevent us from raising additional capital or obtaining additional financing on satisfactory terms, or at all. If we need, but cannot obtain, adequate capital as a result of negative conditions in the capital markets or otherwise, our business, results of operations and financial condition could be materially adversely affected. Additionally, such inability to obtain capital could prevent us from pursuing attractive business development opportunities, including new facility constructions or expansions of existing facilities, and business or asset acquisitions.

We are subject to the loss of our facility management contracts, due to terminations, non-renewals or competitive re-bids, which could adversely affect our results of operations and liquidity, including our ability to secure new facility management contracts from other government customers.

We are exposed to the risk that we may lose our facility management contracts primarily due to one of three reasons: the termination by a government customer with or without cause at any time; the failure by a customer to exercise its unilateral option to renew a contract with us upon the expiration of the then current term; or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. BI’s business is also subject to the risk that it may lose contracts as a result of termination by a government customer, non-renewal by a government customer or the failure to win a competitive re-bid of a contract. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered youth services in the re-bid and renewal rates. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 2, 2011, 32 of our facility management contracts representing 19,450 beds are scheduled to expire on or before January 1, 2012, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 21.5% of our consolidated revenues for the year ended January 2, 2011. We undertake substantial efforts to renew our facility management contracts. Our historical facility management contract renewal rate exceeds 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of January 2, 2011, 15 of our facility management contracts representing $96.3 million (or 7.6%) of our consolidated revenues for the year ended January 2, 2011 are subject to competitive re-bid in 2011. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

For additional information on facility management contracts that we currently believe will be competitively re-bid during each of the next five years and thereafter, please see “Business — Government Contracts — Terminations, Renewals and Competitive Re-bids”. The loss by us of facility management contracts due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from other government customers. The loss by BI of contracts with government customers due to terminations, non-renewals or competitive re-bids could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new contracts from other government customers.

We may not fully realize the anticipated synergies and related benefits of acquisitions or we may not fully realize the anticipated synergies within the anticipated timing.

We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after a substantial acquisition, and possibly longer, the benefits from the acquisition will be offset by the costs incurred in integrating the businesses and operations. We anticipate annual synergies of approximately $12-$15 million as a result of the Cornell Acquisition and annual synergies of approximately $3-$5 million as a result of the BI Acquisition. An inability to realize the full extent of, or any of, the anticipated synergies or other benefits of the Cornell Acquisition, the BI Acquisition, or any other acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business and results of operations.

We will incur significant transaction- and integration-related costs in connection with the Cornell Acquisition and the BI Acquisition.

We expect to incur non-recurring costs associated with combining the operations of Cornell and BI with our operations, including charges and payments to be made to some of their employees pursuant to “change in control” contractual obligations. Although a substantial majority of non-recurring expenses are comprised of transaction costs related to the two acquisitions, there will be other costs related to facilities and systems consolidation costs, fees and costs related to formulating integration plans and costs to perform these activities. Additional unanticipated costs may be incurred in the integration of Cornell’s and BI’s businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Cornell’s and BI’s businesses discussed above, may not offset incremental transaction- and other integration-related costs in the near term.

As a result of our acquisitions, our company has recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, the company’s goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of January 2, 2011 we had $332.8 million of goodwill and other intangible assets. We expect that our acquisition of BI on February 10, 2011 will also generate a substantial amount of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill for impairment based on the fair value of each reporting unit. Estimated fair values could change if there are changes in the company’s capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and mental health facilities, the demand for which is outside our control.

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional, detention and mental health facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. BI’s growth is generally dependent upon its ability to obtain new contracts to offer electronic monitoring services, provide community-based re-entry services and provide monitoring and supervision services. Public sector demand for new privatized facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of the concept of privatization, government budgetary constraints, and the number of facilities available for privatization.

In particular, the demand for our correctional and detention facilities and services and BI’s services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the privatization of mental health or residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

We may not be able to meet state requirements for capital investment or locate land for the development of new facilities, which could adversely affect our results of operations and future growth.

Certain jurisdictions, including California, where we have a significant amount of operations, have in the past required successful bidders to make a significant capital investment in connection with the financing of a particular project. If this trend were to continue in the future, we may not be able to obtain sufficient capital resources when needed to compete effectively for facility management contracts. Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Our inability to secure financing and desirable locations for new facilities could adversely affect our results of operations and future growth.

We depend on a limited number of governmental customers for a significant portion of our revenues. The loss of, or a significant decrease in business from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, three customers accounted for over 50% of our consolidated revenues for the year ended January 2, 2011. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 35.2% of our total consolidated revenues for the year ended January 2, 2011, with the Bureau of Prisons accounting for 9.5% of our total consolidated revenues for such period, ICE accounting for 13.0% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 12.8% of our total consolidated revenues for such period. Government agencies from the State of Florida accounted for 13.7% of our total consolidated revenues for the year ended January 2, 2011. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. Recently, in California and Michigan for example, there have been recommendations for the early release of inmates to relieve overcrowding conditions. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

While improving economic conditions have helped lower the number of states reporting new fiscal year 2011 budget gaps and have increased the number of states reporting stable revenue outlooks for the remainder of fiscal year 2011, several states still face ongoing budget shortfalls. According to the National Conference of State Legislatures, fifteen states reported new gaps since fiscal year 2011 began with the sum of these budget imbalances totaling $26.7 billion as of November 2010. Additionally, 35 states currently project budget gaps in fiscal year 2012. At January 2, 2011, we had twelve state correctional clients: Florida, Georgia, Alaska, Mississippi, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. Recently, we have experienced a delay in cash receipts from California and other states may follow suit. If state budgetary constraints persist or intensify, our twelve state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints at states that are not our current customers could prevent those states from outsourcing correctional, detention or mental health service opportunities that we otherwise could have pursued.

Competition for inmates may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of cost, quality and range of services offered, experience in managing facilities, and reputation of management and personnel. Barriers to entering the market for the management of correctional and detention facilities may not be sufficient to limit additional competition in our industry. In addition, some of our government customers may assume the management of a facility currently managed by us upon the termination of the corresponding management contract or, if such customers have capacity at the facilities which they operate, they may take inmates currently housed in our facilities and transfer them to government operated facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under some of our contracts, the loss of such inmates and resulting decrease in occupancy could cause a decrease in both our revenues and our profitability.

We are dependent on government appropriations, which may not be made on a timely basis or at all and may be adversely impacted by budgetary constraints at the federal, state and local levels.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 7 3/4% Senior Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2011. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

Public resistance to privatization of correctional, detention, mental health and residential facilities could result in our inability to obtain new contracts or the loss of existing contracts, which could have a material adverse effect on our business, financial condition and results of operations.

The management and operation of correctional, detention, mental health and residential facilities by private entities has not achieved complete acceptance by either government agencies or the public. Some governmental agencies have limitations on their ability to delegate their traditional management responsibilities for such facilities to private companies and additional legislative changes or prohibitions could occur that further increase these limitations. In addition, the movement toward privatization of such facilities has encountered resistance from groups, such as labor unions, that believe that correctional, detention, mental health and residential facilities should only be operated by governmental agencies. Changes in governing political parties could also result in significant changes to previously established views of privatization. Increased public resistance to the privatization of correctional, detention, mental health and residential facilities in any of the markets in which we operate, as a result of these or other factors, could have a material adverse effect on our business, financial condition and results of operations.

Our GEO Care business, which has become a material part of our consolidated revenues, poses unique risks not associated with our other businesses.

Our wholly-owned subsidiary, GEO Care, Inc., operates our mental health and residential treatment services, youth services and community-based services divisions. The GEO Care business primarily involves the delivery of quality care, innovative programming and active patient treatment services at state-owned mental health care facilities, jails, sexually violent offender facilities, community-based service facilities and long-term care facilities. GEO Care’s business has increased substantially over the last few years, both in general and as a percentage of our overall business. For the year ended January 2, 2011, GEO Care generated $213.8 million in revenues, representing 16.8% of our consolidated revenues from continuing operations. GEO Care’s business poses several material risks unique to its operation that do not exist in our core business of correctional and detention facilities management, including, but not limited to, the following:

•	the concept of the privatization of the mental health and residential treatment services provided by GEO Care has not yet achieved general acceptance by either government agencies or the public, which could materially limit GEO Care’s growth prospects;

•	GEO Care’s business is highly dependent on the continuous recruitment, hiring and retention of a substantial pool of qualified psychiatrists, physicians, nurses and other medically trained personnel as well as counselors and social workers which may not be available in the quantities or locations sought, or on the employment terms offered;

•	GEO Care’s business model often involves taking over outdated or obsolete facilities and operating them while it supervises the construction and development of new, more updated facilities; during this transition period, GEO Care may be particularly vulnerable to operational difficulties primarily relating to or resulting from the deteriorating nature of the older existing facilities; and

•	the facilities operated by GEO Care are substantially dependent on government funding, including in some cases the receipt of Medicare and Medicaid funding; the loss of such government funding for any reason with respect to any facilities operated by GEO Care could have a material adverse impact on our business.

The Cornell Acquisition resulted in our re-entry into the market of operating juvenile correctional facilities which may pose certain unique or increased risks and difficulties compared to other facilities.

As a result of the Cornell Acquisition, we have re-entered the market of operating juvenile correctional facilities. We intentionally exited this market a number of years ago. Operating juvenile correctional facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Additionally, juvenile services contracts related to educational services may provide for annual collection several months after a school year is completed. We cannot assure you that we will be successful in operating juvenile correctional facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.

Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.

Any negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may impact our cash flows and not be recouped.

When we are awarded a contract to manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. These expenditures could result in a significant reduction in our cash reserves and may make it more difficult for us to meet other cash obligations, including our payment obligations on the 6.625% Senior Notes, the 7 3/4% Senior Notes and the Senior Credit Facility. In addition, a contract may be terminated prior to its scheduled expiration and as a result we may not recover these expenditures or realize any return on our investment.

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

Governmental agencies may investigate and audit our contracts and, if any improprieties are found, we may be required to refund amounts we have received, to forego anticipated revenues and we may be subject to penalties and sanctions, including prohibitions on our bidding in response to Requests for Proposals, or RFPs, from governmental agencies to manage correctional facilities. Governmental agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, governmental agencies may review our performance of the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. For contracts that actually or effectively provide for certain reimbursement of expenses, if an agency determines that we have improperly allocated costs to a specific contract, we may not be reimbursed for those costs, and we could be required to refund the amount of any such costs that have been reimbursed. If we are found to have engaged in improper or illegal activities, including under the United States False Claims Act, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with certain governmental entities. For example, on December 2, 2010, a complaint against BI was unsealed in the U.S. District Court for the District of New Jersey, alleging that BI submitted false claims to the New Jersey State Parole Board with respect to services rendered at certain day reporting centers in the amount of $2.4 million through June 30, 2006, and seeking damages under the United States False Claims Act, which could subject us to the penalties and other risks discussed above. Although there can be no assurance, we do not believe this claim has merit or standing under the False Claims Act, nor do we believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows. An adverse determination in an action alleging improper or illegal activities by us could also adversely impact our ability to bid in response to RFPs in one or more jurisdictions.

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

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. However, we generally have high deductible payment requirements on our primary insurance policies, including our general liability insurance, and there are also varying limits on the maximum amount of our overall coverage. As a result, the insurance we maintain to cover the various liabilities to which we are exposed may not be adequate. Any losses relating to matters for which we are either uninsured or for which we do not have adequate insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, any losses relating to employment matters could have a material adverse effect on our business, financial condition or results of operations.

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

For the year ended January 2, 2011, our international operations accounted for 15.0% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.

We conduct our operations in South Africa through our consolidated joint venture, South African Custodial Management Pty. Limited, which we refer to as SACM, and through our 50% owned joint venture South African Custodial Services Pty. Limited, referred to as SACS. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, and our six officers at the Senior Vice President level and above. The unexpected loss of Mr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. We have substantially integrated Cornell’s business with our business and expect to fully integrate Cornell by the end of 2011. We expect to begin to integrate BI’s business with our business during 2011. Achieving the anticipated benefits of any acquisition, including the Cornell Acquisition and the BI Acquisition, will depend in significant part upon whether we integrate Cornell’s and BI’s businesses in an efficient and effective manner. The actual integration of any acquisition, including Cornell and BI, may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. Any inability of management to successfully and timely integrate the operations of acquisition, including Cornell and BI, could have a material adverse effect on our business and results of operations. We may also assume liabilities in connection with acquisitions that we would otherwise not be exposed to.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

At January 2, 2011, approximately 17% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 7% of our employees were set to expire in less than one year. While only approximately 17% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Acquisition of BI and BI’s Business

Technological change could cause BI’s electronic monitoring products and technology to become obsolete or require the redesign of BI’s electronic monitoring products, which could have a material adverse effect on BI’s business.

Technological changes within the electronic monitoring business in which BI conducts business may require BI to expend substantial resources in an effort to develop and/or utilize new electronic monitoring products and technology. BI may not be able to anticipate or respond to technological changes in a timely manner, and BI’s response may not result in successful electronic monitoring product development and timely product introductions. If BI is unable to anticipate or timely respond to technological changes, BI’s business could be adversely affected and could compromise BI’s competitive position, particularly if BI’s competitors announce or introduce new electronic monitoring products and services in advance of BI. Additionally, new electronic monitoring products and technology face the uncertainty of customer acceptance and reaction from competitors.

Any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers could have a material adverse effect on BI’s business, financial condition and results of operations.

Governmental customers use electronic monitoring products and services to monitor low risk offenders as a way to help reduce overcrowding in correctional facilities, as a monitoring and sanctioning tool, and to promote public safety by imposing restrictions on movement and serving as a deterrent for alcohol usage. If the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers were to change over time in a negative manner so that governmental customers decide to decrease their usage levels and contracting for electronic monitoring products and services, this could have a material adverse effect on BI’s business, financial condition and results of operations.

BI depends on a limited number of third parties to manufacture and supply quality infrastructure components for its electronic monitoring products. If BI’s suppliers cannot provide the components or services BI requires and with such quality as BI expects, BI’s ability to market and sell its electronic monitoring products and services could be harmed.

If BI’s suppliers fail to supply components in a timely manner that meets BI’s quantity, quality, cost requirements, or technical specifications, BI may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of components, or a significant increase in the price of components, could have a material adverse effect on BI’s marketing and sales initiatives, which could adversely affect its financial condition and results of operations.

As a result of our acquisition of BI, we may face new risks as we enter a new line of business.

As a result of our acquisition of BI, a company that provides electronic monitoring services, we will enter into a new line of business. We do not have prior experience in the electronic monitoring services industry and the success of BI will be subject to all of the uncertainties regarding the development of a new business. Although we intend to integrate BI’s products and services, there can be no assurance regarding the successful integration and market acceptance of the electronic monitoring services by our clients.

The interruption, delay or failure of the provision of BI’s services or information systems could adversely affect BI’s business.

Certain segments of BI’s business depend significantly on effective information systems. As with all companies that utilize information technology, BI is vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. BI routinely processes, stores and transmits large amounts of data for its clients. The interruption, delay or failure of BI’s services, information systems or client data could cost BI both monetarily and in terms of client good will and lost business. Such interruptions, delays or failures could damage BI’s brand and reputation. BI experienced such an issue in October 2010 with one of its offender monitoring servers that caused the server’s automatic notification system to be temporarily disabled resulting in delayed notifications to customers when a database exceeded its data storage capacity. The issue was resolved within approximately 12 hours. BI continually works to update and maintain effective information systems and while BI believes the issue encountered in October 2010 was an isolated issue that has been fully resolved, there can be no assurance that BI will not experience an interruption, delay or failure of its services, information systems or client data that would adversely impact its business.

An inability to acquire, protect or maintain BI’s intellectual property and patents could harm BI’s ability to compete or grow.

BI has numerous United States and foreign patents issued as well as a number of United States patents pending. There can be no assurance that the protection afforded by these patents will provide BI with a competitive advantage, prevent BI’s competitors from duplicating BI’s products, or that BI will be able to assert its intellectual property rights in infringement actions.

In addition, any of BI’s patents may be challenged, invalidated, circumvented or rendered unenforceable. There can be no assurance that BI will be successful should one or more of BI’s patents be challenged for any reason. If BI’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to BI’s products could be impaired, which could significantly impede BI’s ability to market its products, negatively affect its competitive position and harm its business and operating results.

There can be no assurance that any pending or future patent applications held by BI will result in an issued patent, or that if patents are issued to BI, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or its enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate BI’s patents or find them unenforceable. Competitors may also be able to design around BI’s patents. BI’s patents and patent applications cover particular aspects of its products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on BI’s sales. BI may not be able to prevent the unauthorized disclosure or use of its technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect BI’s intellectual property rights effectively or to the same extent as the laws of the United States. If BI’s intellectual property rights are not adequately protected, BI may not be able to commercialize its technologies, products or services and BI’s competitors could commercialize BI’s technologies, which could result in a decrease in BI’s sales and market share that would harm its business and operating results.

Additionally, the expiration of any of BI’s patents may reduce the barriers to entry into BI’s electronic monitoring line of business and may result in loss of market share and a decrease in BI’s competitive abilities, thus having a potential adverse effect on BI’s financial condition, results of operations and cash flows.

BI’s products could infringe on the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and/or prevent BI from using technology that is essential to its products.

There can be no assurance that BI’s current products or products under development will not infringe any patent or other intellectual property rights of third parties. If infringement claims are brought against BI, whether successfully or not, these assertions could distract management from other tasks important to the success of BI’s business, necessitate BI expending potentially significant funds and resources to defend or settle such claims and harm BI’s reputation. BI cannot be certain that it will have the financial resources to defend itself against any patent or other intellectual property litigation.

In addition, intellectual property litigation or claims could force BI to do one or more of the following:

•	cease selling or using any products that incorporate the asserted intellectual property, which would adversely affect BI’s revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; or

•	redesign or rename, in the case of trademark claims, BI’s products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or BI’s failure to license essential technology, BI’s sales could be harmed and/or its costs could be increased, which would harm BI’s financial condition.

BI licenses intellectual property rights, including patents, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, BI’s competitive position and business prospects could be harmed. BI’s licensors may also seek to terminate its license.

BI is a party to a number of licenses that give BI rights to third-party intellectual property that is necessary or useful to its business. BI’s success will depend in part on the ability of its licensors to obtain, maintain and enforce its licensed intellectual property. BI’s licensors may not successfully prosecute any applications for or maintain intellectual property to which BI has licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than BI would. Without protection for the intellectual property BI licenses, other companies might be able to offer similar products for sale, which could adversely affect BI’s competitive business position and harm its business prospects.

If BI loses any of its right to use third-party intellectual property, it could adversely affect its ability to commercialize its technologies, products or services, as well as harm its competitive business position and its business prospects.

BI may be subject to costly product liability claims from the use of its electronic monitoring products, which could damage BI’s reputation, impair the marketability of BI’s products and services and force BI to pay costs and damages that may not be covered by adequate insurance.

Manufacturing, marketing, selling, testing and the operation of BI’s electronic monitoring products and services entail a risk of product liability. BI could be subject to product liability claims to the extent its electronic monitoring products fail to perform as intended. Even unsuccessful claims against BI could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to BI’s reputation and impairment in the marketability of BI’s electronic monitoring products and services. While BI maintains liability insurance, it is possible that a successful claim could be made against BI, that the amount of BI’s insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by BI would harm its business.

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

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of our common stock, regardless of our operating results.

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

Our corporate offices are located in Boca Raton, Florida, under a lease agreement which was amended in September 2010. The current lease expires March 2020 and has two 5-year renewal options for a full term ending March 2030. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; and our western regional office in Los Angeles, California. As a result of the Cornell acquisition in August 2010, we are also currently leasing office space in Houston, Texas and Pittsburgh, Pennsylvania. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and UK operations, respectively. We consider our office space adequate for our current operations.

See the Facilities listing under Item 1 for a list of the correctional, detention and mental health properties we own or lease in connection with our operations.

Item 3.	Legal Proceedings

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Connectional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.4 million as of January 2, 2011, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.

During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposed to disallow a deduction that we realized during the 2005 tax year. In December of 2010 we reached an agreement with the office of IRS Appeals on the amount of the deduction, which is currently being reviewed at a higher level. As a result of the pending agreement, we reassessed the probability of potential settlement outcomes and reduced our income tax accrual of $4.9 million by $2.3 million during the fourth quarter of 2010. However, if the disallowed deduction were to be sustained in full, it could result in a potential tax exposure to us of $15.4 million. We believe in the merits of our position and intend to defend our rights vigorously, including our rights to litigate the matter if it cannot be resolved favorably with the office of IRS Appeals. If this matter is resolved unfavorably, it may have a material adverse effect on our financial position, results of operations and cash flows.

In October 2010, the IRS audit for our U.S. income tax returns for fiscal years 2006 through 2008 was concluded and resulted in no changes to our income tax positions.

Our South Africa joint venture has been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified us that it proposed to disallow these deductions. We appealed these proposed disallowed deductions with SARS and in October 2010, received a notice of favorable ruling relative to these proceedings. If SARS should appeal, we believe we have defenses in these matters and intend to defend our rights vigorously. If resolved unfavorably, our maximum exposure would be $2.6 million.

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of Cornell’s board of directors, individually, and GEO. The plaintiff filed an amended complaint on May 28, 2010, alleging, among other things, that the Cornell directors, aided and abetted by Cornell and GEO, breached their fiduciary duties in connection with the Cornell Acquisition. Among other things, the amended complaint sought to enjoin Cornell, its directors and GEO from completing the Cornell Acquisition and sought a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties reached a settlement which has been approved by the court and, as a result, the court dismissed the action with prejudice. The settlement of this matter did not have a material adverse impact on our financial condition, results of operations or cash flows.

The nature of our business exposes us to various types of claims or litigation against us, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by our customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2010 and 2009. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 22, 2011 is 291.

	2010		2009
Quarter	High	Low	High	Low

First	$23.18	$17.91	$19.25	$11.18
Second	22.27	18.23	18.56	13.06
Third	23.73	20.04	20.56	17.22
Fourth	26.77	23.43	22.41	19.75

On February 22, 2010, we announced that our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock which was effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program did not obligate us to purchase any specific amount of our common stock and could be extended or suspended at any time at our discretion. During the fiscal year ended January 2, 2011, we completed the program and purchased 4.0 million shares of our common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. Included in the 4.0 million shares repurchased were 1.1 million shares repurchased from executive officers at an aggregate cost of $22.3 million. Also during the fiscal year ended January 2, 2011, we repurchased 0.3 million shares of common stock from certain directors and executives for an aggregate cost of $7.1 million. These purchases all occurred during our first, second and third fiscal quarters. There were no repurchases of common stock in the fourth fiscal quarter.

We did not pay any cash dividends on our common stock for fiscal years 2010 and 2009. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. In addition to these factors, the indenture governing our 7 3/4% Senior Notes, the indenture governing our 6.625% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7 of Management’s Discussion and Analysis” and Note 14-Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions.

Performance Graph

The following performance graph compares the performance of our common stock to the Wilshire 5000 Total Market Index and the S&P 500 Commercial Services and Supplies Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*
The GEO Group, Inc., Wilshire 500 Equity, and
S&P 500 Commercial Services and Supplies Indexes
(Performance through January 2, 2011)

			S&P 500
			Commercial
	The GEO	Wilshire 5000	Services and
Date	Group, Inc.	Equity	Supplies
December 31, 2005	$100.00	$100.00	$100.00
December 31, 2006	$245.55	$115.88	$113.86
December 31, 2007	$366.49	$122.52	$113.74
December 31, 2008	$235.99	$76.77	$87.24
December 31, 2009	$286.39	$99.36	$96.70
December 31, 2010	$322.77	$117.11	$105.18

Assumes $100 invested on December 31, 2005 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share data).

Fiscal Year Ended:(1)	2010		2009		2008		2007		2006

Results of Continuing Operations:
Revenues	$1,269,968	100.0%	$1,141,090	100.0%	$1,043,006	100.0%	$976,299	100.0%	$818,439	100.0%
Operating income from continuing operations	140,473	11.1%	135,445	11.9%	114,396	11.0%	90,727	9.3%	60,603	7.4%
Income from continuing operations	$62,790	4.9%	$66,469	5.8%	$61,829	5.9%	$38,486	3.9%	$28,125	3.4%

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.15		$1.30		$1.22		$0.80		$0.81

Diluted:	$1.13		$1.28		$1.19		$0.77		$0.78

Weighted Average Shares Outstanding:
Basic	55,379		50,879		50,539		47,727		34,442
Diluted	55,989		51,922		51,830		49,192		35,744
Financial Condition:
Current assets	$425,134		$279,634		$281,920		$264,518		$322,754
Current liabilities	270,462		177,448		185,926		186,432		173,703
Total assets	2,423,776		1,447,818		1,288,621		1,192,634		743,453
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	807,837		457,538		382,126		309,273		154,259
Total Shareholders’ equity	$1,039,490		$665,098		$579,597		$529,347		$249,907
Operational Data:
Facilities in operation	118		57		59		57		56
Capacity of contracts	81,225		52,772		53,364		47,913		46,460
Compensated mandays(2)	18,939,370		17,332,696		15,946,932		15,026,626		13,778,031

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 3, 2010 contained 53 weeks. The fiscal year ends for all other periods presented contained 52 weeks.

(2)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. On August 12, 2010, we acquired Cornell and as of January 2, 2011, our worldwide operations included the management and/or ownership of approximately 81,000 beds at 118 correctional, detention and residential treatment facilities including projects under development. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services are operated through our wholly-owned subsidiary GEO Care Inc. and involve partnering with governments to deliver quality care, innovative programming and active patient treatment primarily in privately operated state mental health care facilities. Our Community Based Services, acquired from Cornell and also operated through GEO Care, involve supervision of adult parolees and probationers and provide temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community. Youth Services, also acquired from Cornell and operating under GEO Care, include residential, detention and shelter care and community based services along with rehabilitative, educational and treatment programs. We develop new facilities based on contract awards, using our project development expertise and experiences to design facilities, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted. For the fiscal year ended January 2, 2011, we had consolidated revenues of $1.3 billion and we maintained an average companywide facility occupancy rate of 94.5%, excluding facilities that are either idle or under development.

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

Reserves for Insurance Losses

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. It is our general practice to bring merged or acquired companies into our corporate master policies in order to take advantage of certain economies of scale.

We currently maintain a general liability policy and excess liability policy for U.S. Detention & Corrections, GEO Care’s Community-Based Services, GEO Care’s Youth Services and BI, Inc. with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Our wholly owned subsidiary, GEO Care, Inc., has a separate insurance program for their residential services division, with a specific loss limit of $35.0 million per occurrence and in the aggregate with respect to general liability and medical professional liability. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent us from insuring some of our facilities to full replacement value.

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

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $40.2 million and $27.2 million as of January 2, 2011 and January 3, 2010, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $1.0 million, $1.0 million and $0.9 million, respectively, for the years ended January 2, 2011, January 3, 2010 and December 28, 2008.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. In our first fiscal quarter ended April 4, 2010, we completed a depreciation study on our owned correctional facilities. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. We can determine the fair value of the undelivered management services contract and therefore, the value of the project development deliverable, is determined using the residual method.

Impact of Future Accounting Pronouncements

The following accounting standards have an implementation date subsequent to the fiscal year ended January 2, 2011 and as such, have not yet been adopted by us during the fiscal year ended January 2, 2011:

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

In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance. This guidance will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2010. We currently do not have any reporting units with a zero or negative carrying value and we do not expect that the impact of this accounting standard will have a material impact on our financial position, results of operations and/or cash flows.

Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect that the impact of this accounting standard will have a material impact on our financial position, results of operations and/or cash flows.

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

The discussion of our results of operations below excludes the results of discontinued operations reported in 2009 and 2008.

For the purposes of the discussion below, “2010” means the 52 weeks fiscal year ended January 2, 2011, “2009” means the 53 week fiscal year ended January 3, 2010, and “2008” means the 52 weeks fiscal year ended December 28, 2008. Our fiscal quarters in the fiscal years discussed below are referred to as “First Quarter,” “Second Quarter,” “Third Quarter” and “Fourth Quarter.”

2010 versus 2009

Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$842,417	66.4%	$772,497	67.7%	$69,920	9.1%
International Services	190,477	15.0%	137,171	12.0%	53,306	38.9%
GEO Care	213,819	16.8%	133,387	11.7%	80,432	60.3%
Facility Construction & Design	23,255	1.8%	98,035	8.6%	(74,780)	(76.3)%

Total	$1,269,968	100.0%	$1,141,090	100.0%	$128,878	11.3%

U.S. Detention & Corrections

The increase in revenues for U.S. Detention & Corrections in 2010 compared to 2009 is primarily due to the acquisition of Cornell in August 2010 which contributed additional revenues of $85.5 million. Increases at other facilities in 2010 included: (i) $7.2 million from Blackwater River Correctional Facility located in Milton, Florida which we completed the construction and began intake of inmates in October 2010; and (ii) an aggregate increase of $13.3 million due to pre diem rate increases and increases in population. These increases were offset by: (i) an aggregate decrease of $9.1 million due to modest per diem reductions and lower populations at certain facilities; (ii) an aggregate decrease of $29.7 million due to our terminated contracts at the McFarland Community Correctional Facility (“McFarland”) in McFarland, California, Moore Haven Correctional Facility (“Moore Haven”) in Moore Haven, Florida, the Jefferson County Downtown Jail (“Jefferson County”) in Beaumont, Texas, Newton County Correctional Center (“Newton County”) in Newton, Texas, Graceville Correctional Facility (“Graceville”) in Graceville, Florida, South Texas Intermediate Sanction Facility (“South Texas ISF”) in Houston, Texas and Bridgeport Correctional Center (“Bridgeport”) in Bridgeport, Texas.

The number of compensated mandays in U.S. Detention & Corrections facilities increased by 0.7 million to 15.1 million mandays in 2010 from 14.4 million mandays in 2009 due to the acquisition of Cornell which resulted in an additional 1.4 million mandays. This increase in mandays was offset by a net decrease of 0.8 million mandays related to the terminated contracts previously discussed. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 93.8% of capacity in 2010, excluding the terminated contracts discussed above and idle facilities. The average occupancy in our U.S. Detention & Corrections facilities was 93.6% in 2009 excluding idle facilities and taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care during 2010.

International Services

Revenues for our International Services segment during 2010 increased significantly due to several factors. Our new management contract for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) which started in the fourth fiscal quarter of 2009 contributed an increase in revenues for fiscal year 2010 of $21.9 million. Our contract for the management of the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”) experienced an increase in revenues of $11.4 million due to the activation of the 360-bed expansion in July 2010. In addition, we experienced increases at other international facilities due to contractual increases linked to the inflationary index at some facilities and additional services provided at other facilities. In the aggregate, these increases contributed revenues of $2.6 million in fiscal year 2010. We also experienced an increase in revenues of $21.3 million during fiscal year 2010 due to the fluctuation of foreign currencies. These increases were partially offset by a decrease in revenues of $3.7 million related to our terminated contract for the operation of the Melbourne Custody Centre in Melbourne, Australia.

GEO Care

The increase in revenues for GEO Care in 2010 compared to 2009 is primarily attributable to the acquisition of Cornell in August 2010, which contributed $65.7 million in additional revenues. Additionally, revenues from our operation of the Columbia Regional Care Center in Columbia, South Carolina, as a result of our acquisition of Just Care, Inc., which we refer to as Just Care, in September 2009, contributed an increase of $17.8 million compared to 2009. These increases were offset by aggregate decreases of $2.7 million at other GEO Care Residential Treatment Services facilities. These decreases were primarily the result of lower per diem rates and lower average daily populations. In Fourth Quarter 2010, we reclassified the Bronx Community Re-entry Center and Brooklyn Community Re-entry Center from U.S. Detention & Corrections to GEO Care. The segment data has been revised for all periods presented to reflect the approach used by management to evaluate the performance of the business.

The number of compensated mandays for GEO Care increased by 0.6 million to 1.3 million mandays in 2010 from 0.7 million mandays in 2009 primarily due to the acquisition of Cornell. The average occupancy at our GEO Care facilities was 92.4% of capacity in 2010, excluding idle facilities and taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center. The average occupancy at our GEO Care facilities was 99.5% in 2009. The decline in average occupancy is a result of the Cornell acquisition. We added 21 community-based facilities and 17 youth services facilities which are occupancy sensitive. In 2009, the residential treatment facilities were primarily fixed fee arrangements.

Facility Construction & Design

The decrease in revenues from the Facility Construction & Design segment in 2010 is primarily due to a decrease in construction activities at Blackwater River Correctional Facility in Milton, Florida which resulted in a decrease in revenues of $68.3 million. The Blackwater River Correctional Facility construction was completed in October 2010 and we began intake of inmates on October 5, 2010. In addition, there was $4.7 million decrease at the Florida Civil Commitment Center (“FCCC”) due to the completion of construction in Second Quarter 2009.

Operating Expenses

		% of Segment		% of Segment
	2010	Revenues	2009	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$598,275	71.0%	$558,313	72.3%	$39,962	7.2%
International Services	176,399	92.6%	127,706	93.1%	48,693	38.1%
GEO Care	179,473	83.9%	113,426	85.0%	66,047	58.2%
Facility Construction & Design	20,873	89.8%	97,654	99.6%	(76,781)	(78.6)%

Total	$975,020	76.8%	$897,099	78.6%	$77,921	8.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Detention & Corrections

The increase in operating expenses for U.S. Detention & Corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $63.1 million. We also experienced increases to operating expenses due to the activation of new management contracts at D. Ray James Correctional Facility and

Blackwater River Correctional Facility. Certain of our other facilities also experienced increases in expenses associated with increases in populations and contract modifications resulting in additional services. These increases were offset by decreases in expenses of approximately $30 million as a result of terminated contracts at McFarland, Moore Haven, Jefferson County, Graceville, Newton County, South Texas ISF, Bridgeport and Fort Worth.

International Services

Expenses increased at all of our international subsidiaries consistent with the revenue increases and are slightly less as a percentage of segment revenues due to a decrease in start up costs in 2010 compared to 2009. The operating expenses associated with the new contracts in the United Kingdom and Australia for the operation of Harmondsworth and Parklea accounted for a combined increase over the fiscal year 2009 of $26.6 million since these facilities were in operation for the entire year in 2010. Changes in foreign currency translation rates contributed an increase in operating expenses of approximately $20.0 million.

GEO Care

Operating expenses increased by $66.0 million in 2010 compared to 2009 primarily due to an increase of $51.7 million in operating expenses related to the acquisition of Cornell. The remaining increase was primarily attributable to an increase of $16.4 million of operating expenses at the Columbia Regional Care Center in Columbia, South Carolina as a result of our acquisition of Just Care in Fourth Quarter 2009.

Facility Construction & Design

The decrease in operating expenses for Facility Construction & Design is primarily attributable to the completion of construction at Blackwater River Correctional Facility in October 2010 which resulted in a decrease of $70.3 million, and the completion of our expansion of FCCC in Second Quarter 2009 which decreased operating expenses by $5.1 million.

Depreciation and Amortization

		% of Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$39,744	4.7%	$35,855	4.6%	$3,889	10.8%
International Services	1,767	0.9%	1,448	1.1%	319	22.0%
GEO Care	6,600	3.1%	2,003	1.5%	4,597	229.5%
Facility Construction & Design	—	—	—	—	—	—

Total	$48,111	3.8%	$39,306	3.4%	$8,805	22.4%

U.S. Detention & Corrections

U.S. Detention & Corrections depreciation and amortization expense increased by $6.4 million as a result of the tangible and intangible assets purchased in connection with our acquisition of Cornell. In addition, the completion of the Aurora ICE Processing Center and the Northwest Detention Center construction projects in Q2 2010 increased depreciation expense by $0.9 million and $0.8 million, respectively. These increases were partially offset by lower depreciation on existing facilities related to the depreciation study on our owned correctional facilities conducted in the first fiscal quarter of 2010. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For the fiscal year 2010, the change resulted in a reduction in depreciation expense of approximately $3.7 million.

International Services

Overall, depreciation and amortization expense increased slightly in the fiscal year 2010 over the fiscal year 2009 primarily due to our new management contracts for the operation of Parklea and the Harmondsworth expansion, as discussed above, and also from changes in the foreign exchange rates.

GEO Care

The increase in depreciation and amortization expense for GEO Care in the fiscal year 2010 compared to the fiscal year 2009 is primarily due to our acquisitions of Just Care and Cornell which contributed increases to depreciation and amortization expense of $0.7 million and $3.1 million, respectively.

Other Unallocated Operating Expenses

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)

General and Administrative Expenses	$106,364	8.4%	$69,240	6.1%	$37,124	53.6%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. These expenses increased significantly in 2010 compared to 2009. Increases in general and administrative expenses of $11.3 million are related to the general and administrative expenses of Cornell from August 12, 2010 to January 2, 2011. The remaining increase is primarily the result of acquisition related expenses incurred for both the acquisitions of Cornell and BI which resulted in nonrecurring charges of approximately $25 million. Excluding the impact of Cornell and the $25 million in acquisition related costs, general and administrative expenses as a percentage of revenue in 2010 would have been 6.3%. Acquisition related costs consisted primarily of advisory, legal, and bank fees. We also experienced increases related to normal compensation adjustments and professional fees.

Non Operating Income and Expense

Interest Income and Interest Expense

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Interest Income	$6,271	0.5%	$4,943	0.4%	$1,328	26.9%
Interest Expense	$40,707	3.2%	$28,518	2.5%	$12,189	42.7%

The majority of our interest income generated in 2010 and 2009 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to currency exchange rates and to higher average cash balances.

The increase in interest expense of $12.2 million is primarily attributable to higher outstanding average borrowings under our Senior Credit Facility which increased interest expense by $6.5 million. In addition, our 7 3/4% Senior Notes, which were issued in October 2009 and were outstanding for the entire fiscal year 2010, resulted in an increase to interest expense of $3.3 million. We also had less capitalized interest which increased interest expense in 2010 by $0.8 million. Capitalized interest was $4.1 million and $4.9 million in 2010 and 2009, respectively. Total consolidated indebtedness at January 2, 2011 and January 3, 2010, excluding non-recourse debt and capital lease liabilities, was $807.8 million and $457.5 million, respectively.

We have interest rate swap agreements with respect to a notional amount of $100.0 million of the 7 3/4% Senior Notes which resulted in a savings in interest expense of $3.1 million and $0.5 million for the fiscal years ended January 2, 2011 and January 3, 2010, respectively.

Provision for Income Taxes

	2010	Effective Rate	2009	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$39,532	40.3%	$42,079	40.1%

The effective tax rate during 2010 was 40.3%, compared to 40.1% in 2009. The 2010 effective tax rate increased due to the impact of nondeductible transaction costs, which was partially offset by a decrease in the reserve for unrecognized tax benefits of $2.3 million. In the absence of the transaction costs and the change in the reserve, the effective tax rate would be 39.4%. The effective tax rate in 2009 included an increase in the reserve for unrecognized tax benefits.

Equity in Earnings of Affiliate

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)

Equity in Earnings of Affiliate	$4,218	0.3%	$3,517	0.3%	$701	19.9%

Equity in earnings of affiliates represent the earnings of SACS in 2010 and 2009 and reflects an overall increase in earnings in 2010 primarily related to foreign currency exchange rates and to a lesser extent contractual increases.

2009 versus 2008

Revenues

	2009	% of Revenue	2008	% of Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$772,497	67.7%	$700,587	67.2%	$71,910	10.3%
International Services	137,171	12.0%	128,672	12.3%	8,499	6.6%
GEO Care	133,387	11.7%	127,850	12.3%	5,537	4.3%
Facility Construction & Design	98,035	8.6%	85,897	8.2%	12,138	14.1%

Total	$1,141,090	100.0%	$1,043,006	100.0%	$98,084	9.4%

U.S. Detention & Corrections

The increase in revenues for U.S. Detention & Corrections in 2009 compared to 2008 is primarily attributable to project activations, capacity increases and per diem rate increases at existing facilities and new management contracts. The most significant increases to revenue were as follows: (i) revenues increased $24.1 million in total due to the activation of three new contracts in Third and Fourth Quarter 2008 for the management of Joe Corley Detention Facility in Conroe, Texas, Northeast New Mexico Detention Facility in Clayton, New Mexico and Maverick County Detention Facility in Maverick, Texas; (ii) revenues increased $24.6 million in 2009 as a result of our opening of our Rio Grande Detention Center in Laredo, Texas in Fourth Quarter 2008; (iii) revenues increased $6.1 million as a result of the 500-bed expansion of East Mississippi Corrections Facility in Meridian, Mississippi, which was completed in October 2008; (iv) revenues increased $5.1 million at the Robert A. Deyton Detention Facility in Lovejoy, Georgia as a result of the 192-bed activation in January 2009; (v) revenues increased $6.1 million at the Broward Transition Center due to an increase in per diem rates and population; (vi) we experienced an increase of revenues of $9.9 million related to contract modifications and additional services at our South Texas Detention Complex in Pearsall, Texas; (vii) approximately $8.2 million of the increase is attributable to per diem increases, other contract modifications, award fees and population increases. Overall, we experienced slight increases over the 52-week period ended December 28, 2008 related to the additional week in the 53-week period ended January 3, 2010. These increases were offset by a decrease in revenues of $20.6 million due to the termination of our management contract at the Sanders Estes Unit in Venus, Texas, Newton County Correctional Center in Newton, Texas, Jefferson County Downtown Jail in Beaumont, Texas, Fort Worth Community Corrections Facility in Fort Worth, Texas, and the Tri-County Justice & Detention Center in Ullin, Illinois.

The number of compensated mandays in U.S. Detention & Corrections facilities increased by 1.2 million to 14.4 million mandays in 2009 from 13.2 million mandays in 2008 due to the addition of new facilities and capacity increases. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 93.6% of capacity in 2009, excluding the terminated contract for Tri-County Justice & Detention Center which was terminated effective August 2008. The average occupancy in our U.S. Detention & Corrections facilities was 96.4% in 2008 not taking into account the 1,221 beds activated in 2009 at four facilities in our U.S. Detention & Corrections segment.

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

GEO Care

The increase in revenues for GEO Care in 2009 compared to 2008 is primarily attributable to the revenues from our newly acquired contract for the management of Columbia Regional Care Center in Columbia, South Carolina which generated $7.5 million of revenues. We also experienced combined increases of $3.1 million at South Florida Evaluation and Treatment in Miami, Florida and Treasure Coast Forensic Treatment Center in Stuart, Florida as a result of increases in populations. These increases were offset by the loss of revenues from the termination of our management contract with the South Florida Evaluation and Treatment Center — Annex in July 2008. This contract generated $7.5 million of revenues in 2008.

Facility Construction & Design

The increase in revenues from the Facility Construction & Design segment in 2009 compared to 2008 is mainly due to an increase of $91.3 million related to the construction of Blackwater River Correctional Facility, in Milton, Florida which commenced in First Quarter 2009. This increase over the same period in the prior year was offset by decreases in construction activities at four facilities: (i) the completion of construction for the South Florida Evaluation and Treatment Center in Miami, Florida in Third Quarter 2008 decreased revenues by $6.8 million; (ii) the completion of construction of our Northeast New Mexico Detention Facility in Clayton, New Mexico in Third Quarter 2008 decreased revenues by $15.4 million, (iii) the completion of Florida Civil Commitment Center in Second Quarter decreased revenues by $33.9 million and (iv) the completion of Graceville Correctional Facility in Third Quarter 2009 which decreased revenues by $21.9 million.

Operating Expenses

		% of Segment		% of Segment
	2009	Revenues	2008	Revenues	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$558,313	72.3%	$510,500	72.9%	$47,813	9.4%
International Services	127,706	93.1%	116,379	90.4%	11,327	9.7%
GEO Care	113,426	85.0%	109,603	85.7%	3,823	3.5%
Facility Construction & Design	97,654	99.6%	85,571	99.6%	12,083	14.1%

Total	$897,099	78.6%	$822,053	78.8%	$75,046	9.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Detention & Corrections

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

GEO Care

Operating expenses for residential treatment increased $3.3 million in 2009 as compared to 2008. The increase in expenses in 2009 was primarily due to our operations of Columbia Regional Care Center as a result of our acquisition of Just Care in Fourth Quarter. We also experienced higher costs at Florida Civil Commitment Center due to start up costs associated with the transfer of patients into the new facility.

Facility Construction & Design

Generally, the operating expenses from the Facility Construction & Design segment are offset by a similar amount of revenues. Our overall increase in operating expenses relates to the construction of the Blackwater River Correctional Facility which increased expenses by $91.3 million. This increase was offset by decreases related to the completion of several facilities and expansions including South Florida Evaluation and Treatment

Center, Northeast New Mexico Detention Facility, Florida Civil Commitment Center and Graceville Correctional Facility.

Depreciation and Amortization

		% of Segment		% of Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

U.S. Detention & Corrections	$35,855	4.6%	$33,770	4.8%	$2,085	6.2%
International Services	1,448	1.1%	1,556	1.2%	(108)	(6.9)%
GEO Care	2,003	1.5%	2,080	1.6%	(77)	(3.7)%
Facility Construction & Design	—	—	—	—	—	—

Total	$39,306	3.4%	$37,406	3.6%	$1,900	5.1%

U.S. Detention & Correction’s

The increase in depreciation and amortization expense for U.S. Detention & Corrections in 2009 compared to 2008 is primarily attributable to the opening of our Rio Grande Detention Center in Fourth Quarter 2008 which increased depreciation expense by $1.9 million.

International Services

Depreciation and amortization expense as a percentage of segment revenue in 2009 was consistent with 2008.

GEO Care

The increase in depreciation and amortization expense for GEO Care in 2009 compared to 2008 is primarily due to our acquisition of Just Care.

Other Unallocated Operating Expenses

General and Administrative Expenses

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

The decrease in interest expense of $1.7 million is primarily attributable to a decrease in LIBOR rates which reduced the interest expense on our Prior Term Loan B by $4.0 million. This decrease was offset by increased expense related to the amortization of deferred financing fees associated with the amendments to our Prior Senior Credit Facility. This increase resulted in incremental amortization of $1.6 million. In addition, we also had more indebtedness outstanding in 2009 related to our 7 3/4% Senior Notes which resulted in an increase to interest expense of $1.9 million. Capitalized interest in 2009 and 2008 was $4.9 million and $4.3 million, respectively. Total borrowings at January 3, 2010 and December 28, 2008, excluding non-recourse debt and capital lease liabilities, were $457.5 million and $382.1 million, respectively.

In November 2009, we entered into interest rate swap agreements with respect to a notional amount of $75.0 million of the 7 3/4% Senior Notes which resulted in a savings in interest expense of approximately $0.5 million for the fiscal year ended January 3, 2010.

Provision for Income Taxes

	2009	Effective Rate	2008	Effective Rate
	(Dollars in thousands)

Income Tax Provision	$42,079	40.1%	$34,033	37.3%

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

Financial Condition

Business Combination

On August 12, 2010, we completed our acquisition of Cornell, a Houston-based provider of correctional, detention, educational, rehabilitation and treatment services outsourced by federal, state, county and local government agencies for adults and juveniles. The acquisition was completed pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, between us, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, we acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million, excluding cash acquired of $12.9 million and including: (i) cash payments for Cornell’s outstanding common stock of $84.9 million, (ii) payments made on behalf of Cornell related to Cornell’s transaction costs accrued prior to the acquisition of $6.4 million, (iii) cash payments for the settlement of certain of Cornell’s debt plus accrued interest of $181.9 million using proceeds from our senior credit facility, (iv) common stock consideration of $357.8 million, and (v) the fair value of stock option replacement awards of $0.2 million. The value of the equity consideration was based on the closing price of the Company’s common stock on August 12, 2010 of $22.70.

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $282.4 million, of which $54.9 million was spent through the fiscal year ended January 2, 2011. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $227.5 million, which will be spent in fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase.

Liquidity and Capital Resources

On August 4, 2010, we entered into a new Credit Agreement, which we refer to as our “Senior Credit Facility”, comprised of (i) a $150.0 million Term Loan A, referred to as “Term Loan A”, initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B, referred to as “Term Loan B”, initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility (“Revolver”) of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015. On August 4, 2010, we used proceeds from borrowings under the Senior Credit Facility primarily to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement, which we refer to as our “Prior Senior Credit Agreement”, of $267.7 million and to pay $6.7 million for financing fees related to the Senior Credit Facility. On August 4, 2010, our Prior Senior Credit Agreement was terminated. On August 12, 2010, in connection with the Merger, we used aggregate proceeds of $290.0 million from the Term Loan A and the Revolver primarily to repay Cornell’s obligations plus accrued interest under its revolving line of credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% senior notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the merger consideration of $84.9 million. As of January 2, 2011, we had $148.1 million outstanding under the Term Loan A, $199.5 million outstanding under the Term Loan B, and our $400.0 million Revolving Credit Facility had $212.0 million outstanding in loans, $57.0 million outstanding in letters of credit and $131.0 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness”.

On February 8, 2011, we entered into Amendment No. 1 to the Credit Agreement, which we refer to as Amendment No. 1. Amendment No. 1, among other things, amended certain definitions and covenants relating to the total leverage ratio and the senior secured leverage ratios set forth in the Credit Agreement. Effective February 10, 2011, the revolving credit commitments under the Senior Credit Facility were increased by an aggregate principal amount equal to $100.0 million, resulting in an aggregate of $500.0 million of revolving credit commitments. Also effective February 10, 2011, GEO obtained an additional $150.0 million of term loans under the Senior Credit Facility, specifically under a new $150.0 million incremental Term Loan A-2, initially bearing interest at LIBOR plus 2.75%. Following the execution of Amendment No. 1 and our obtaining the additional $150.0 million incremental Term Loan A-2, the Senior Credit Facility is comprised of: a $150.0 million Term Loan A maturing August 4, 2015; a $150.0 million Term Loan A-2 maturing August 4, 2015; a $200.0 million Term Loan B maturing August 4, 2016; and a $500.0 million Revolving Credit Facility maturing August 4, 2015. We used the funds from the new $150.0 million incremental Term Loan A-2 along with the net cash proceeds from the offering of the 6.625% Senior Notes to finance the acquisition of BI. As of February 10, 2011, we had $146.3 million outstanding under the Term Loan A, $150.0 million outstanding under the Term Loan A-2, $199.0 million outstanding under the Term Loan B, and our $500.0 million Revolving Credit Facility had $210.0 million outstanding in loans, $56.2 million outstanding in letters of credit and $233.8 million available for borrowings. We also have the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness.”

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $500.0 million Revolver.

Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2011 disclosed in Capital Requirements above. In addition to additional capital requirements which will be required relative to the acquisitions of Cornell and BI, we are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

On February 22, 2010, our Board of Directors approved a stock repurchase program for up to $80.0 million of our common stock which was effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program did not obligate us to purchase any specific amount of our common stock and could be suspended or extended at any time at our discretion. During the fiscal year ended January 2, 2011, we completed the program and purchased approximately 4.0 million shares of our common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. Also during the fiscal year ended January 2, 2011, we repurchased 0.3 million shares of common stock from certain directors and executives for an aggregate cost of $7.1 million.

In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with its debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.

Executive Retirement Agreements

As of January 2, 2011, we had a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 2, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity. Prior to his effective retirement date of December 31, 2010, Wayne H. Calabrese, our former Vice Chairman, President and Chief Operating Officer, also had a deferred compensation agreement under the non-qualified deferred compensation plan. As a result of his retirement, we paid $4.4 million in discounted retirement benefits under his non-qualified deferred compensation agreement, inclusive of income tax gross-up payments.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Item 3. Legal Proceedings.

Senior Credit Facility

On August 4, 2010, we terminated our Prior Senior Credit Agreement and executed our Senior Credit Facility by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility. Indebtedness under the Revolver, the Term Loan A and the Term Loan A-2 bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver,
Term Loan A and Term Loan A-2

LIBOR borrowings	LIBOR plus 2.00% to 3.00%.
Base rate borrowings	Prime Rate plus 1.00% to 2.00%.
Letters of credit	2.00% to 3.00%.
Unused Revolver	0.375% to 0.50%.

The Senior Credit Facility contains certain customary representations and warranties, and certain customary covenants that restrict our ability to, among other things as permitted (i) create, incur or assume indebtedness, (ii) create, incur, assume or permit liens, (iii) make loans and investments, (iv) engage in mergers, acquisitions and asset sales, (v) make restricted payments, (vi) issue, sell or otherwise dispose of capital stock, (vii) engage in transactions with affiliates, (viii) allow the total leverage ratio or senior secured leverage ratio to exceed certain maximum ratios or allow the interest coverage ratio to be less than a certain ratio, (ix) cancel, forgive, make any voluntary or optional payment or prepayment on, or redeem or acquire for value any senior notes, (x) alter the business we conduct, and (xi) materially impair our lenders’ security interests in the collateral for our loans.

We must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Total Leverage Ratio —
Period	Maximum Ratio

Through and including the last day of the fiscal year 2011	5.25 to 1.00
First day of fiscal year 2012 through and including the last day of fiscal year 2012	5.00 to 1.00
First day of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

The Senior Credit Facility also does not permit us to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Senior Secured Leverage Ratio —
Period	Maximum Ratio

Through and including the last day of the second quarter of the fiscal year 2012	3.25 to 1.00
First day of the third quarter of fiscal year 2012 through and including the last day of second quarter of the fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00

Additionally, there is an Interest Coverage Ratio under which the lender will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of our, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of January 2, 2011.

On August 4, 2010, we used approximately $280 million in aggregate proceeds from the Term Loan B and the Revolver primarily to repay existing borrowings and accrued interest under our Prior Senior Credit Facility Agreement of $267.7 million and also used $6.7 million for financing fees related to the Senior Credit Facility. We received, as cash, the remaining proceeds of $3.2 million. On August 12, 2010, we borrowed $290.0 million under our Senior Credit Facility and used the aggregate cash proceeds primarily for $84.9 million in cash consideration payments to Cornell’s stockholders in connection with the Merger, transaction costs of approximately $14.0 million, the repayment of $181.9 million for Cornell’s 10.75% Senior Notes due July 2012 plus accrued interest and Cornell’s Revolving Line of Credit due December 2011 plus accrued interest. As of January 2, 2011, we had $148.1 million outstanding under the Term Loan A, $199.5 million outstanding under the Term Loan B, and our $400.0 million Revolver had $212.0 million outstanding in loans, $57.0 million outstanding in letters of credit and $131.0 million available for borrowings. We intend to use future borrowings for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

On February 10, 2011, we used $150.0 million in aggregate proceeds from the Term Loan A-2 along with $293.3 million of net proceeds from the offering of the 6.625% Senior Notes to finance the cash consideration for the closing of the BI Acquisition. As of February 10, 2011, we had $146.3 million outstanding under the Term Loan A, $150.0 million outstanding under the Term Loan A-2, $199.0 million outstanding under the Term Loan B, and our $500.0 million Revolving Credit Facility had $210.0 million outstanding in loans, $56.2 million outstanding in letters of credit and $233.8 million available for borrowings. We intend to use future borrowings for the purposes permitted under the Senior Credit Facility, including for general corporate purposes.

We have accounted for the termination of our Prior Senior Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and the termination of the Prior Senior Credit Agreement, we wrote-off $7.9 million of associated deferred financing fees in Third Quarter 2010.

7 3/4% Senior Notes

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% senior notes due 2017, which we refer to as the 7 3/4% Senior Notes. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under the Prior Senior Credit Agreement.

The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all obligations of our subsidiaries that are not guarantors.

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

Before October 15, 2013, we may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole premium together with accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time on or prior to October 15, 2012, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. Our failure to comply with certain of the covenants under the indenture governing the 7 3/4% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 2, 2011.

6.625% Senior Notes

On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of ten-year, 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. We realized net proceeds of $293.3 million at the close of the transaction. We used the net proceeds of the offering together with borrowings of $150.0 million under the Senior Credit Facility to finance the acquisition of B.I. The remaining net proceeds from the offering were used for general corporate purposes.

The 6.625% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors, including the 7 3/4% Senior Notes; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the 6.625% Senior Notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all obligations of our subsidiaries that are not guarantors.

On or after February 15, 2016, we may, at our option, redeem all or part of the 6.625% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 6.625% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Percentage

2016	103.3125%
2017	102.2083%
2018	101.1042%
2019 and thereafter	100.0000%

Before February 15, 2016, we may redeem some or all of the 6.625% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a “make whole” premium, together with accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time before February 15, 2014, we may redeem up to 35% of the aggregate principal amount of the 6.625% Senior Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 106.625% of the principal amount of each note to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture.

Non-Recourse Debt

South Texas Detention Complex

We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas, acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE for development and operation of the detention center. In order to finance the construction of the complex, South Texas Local Development Corporation, referred to as STLDC, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, we are owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.

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

On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of January 2, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also as of January 2, 2011, included in current restricted cash and non-current restricted cash is $6.2 million and $9.3 million, respectively, as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, which we refer to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2010, CSC of Tacoma LLC made a payment from its restricted cash account of $5.9 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of January 2, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.

As of January 2, 2011, included in current restricted cash and non-current restricted cash is $7.1 million and $1.8 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Municipal Correctional Finance, L.P.

Municipal Correctional Finance, L.P., which we refer to as MCF, our consolidated variable interest entity, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of January 2, 2011, the debt service reserve fund has a balance of $23.4 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations, which are non-recourse to us and total $46.3 million and $45.4 million at January 2, 2011 and January 3, 2010, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 2, 2011, was $5.1 million. The amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.1 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million, as security for our guarantee. Our obligations under this guarantee are indexed to the CPI and expire upon the release from SACS of its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in our outstanding letters of credit under the Revolver.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $3.0 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.5 million commencing in 2017. We have a liability of $1.8 million and $1.5 million related to this exposure as of January 2, 2011 and January 3, 2010, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.

At January 2, 2011, we also had seven letters of guarantee outstanding totaling $9.4 million under separate international facilities relating to performance guarantee of our Australian subsidiary. We do not have any off balance sheet arrangements.

Derivatives

In November 2009, we executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. In January 2010, we executed a fourth interest rate swap agreement in the notional amount of $25.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (loss) recognized and recorded in earnings related to these fair value hedges was $5.2 million and $(1.9) million in the fiscal periods ended January 2, 2011 and January 3, 2010, respectively. As of January 2, 2011 and January 3, 2010, the fair value of the swap assets (liabilities) was $3.3 million and $(1.9) million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended January 2, 2011.

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

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of January 2, 2011, which requires us to make payments over the periods presented.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$250,000	$—	$—	$—	$250,000
Term Loans	347,625	9,500	32,125	163,500	142,500
Revolver	212,000	—	—	212,000	—
Capital lease obligations (includes imputed interest)	22,564	1,950	3,900	3,872	12,842
Operating lease obligations	181,181	30,948	54,793	34,214	61,226
Non-recourse debt	212,445	31,290	68,897	71,880	40,378
Estimated interest payments on debt(a)	315,249	54,966	117,537	94,039	48,707
Estimated funding of pension and other post retirement benefits	13,380	5,944	470	580	6,386
Estimated construction commitments	227,500	202,300	25,200	—	—
Estimated tax payments for uncertain tax positions(b)	4,035	2,243	1,792	—	—

Total	$1,785,979	$339,141	$304,714	$580,085	$562,039

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility and swap agreements were calculated using an average LIBOR rate of 2.87% based on projected interest rates through fiscal 2016.
(b)	State income tax payments are reflected net of the federal income tax benefit.

We do not have any off balance sheet arrangements which would subject us to additional liabilities.

On February 11, 2011, we announced the amendment of our Senior Credit Facility and also announced the closing of our offering of $300.0 million aggregate principal amounts of senior unsecured notes due 2021. The obligation related to these new debt arrangements is not included in the table above and is summarized below:

	Payments Due by Period
Contractual Obligations occurring after		Less Than			More Than
Fiscal Year Ended January 2, 2011	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Term Loan A-2	$150,000	$5,625	$20,625	$123,750	$—
6.625% Senior Notes due 2021	300,000	—	—	—	300,000
Estimated interest payments on debt(c)	225,418	14,484	52,703	48,918	109,313

Total	$675,418	$20,109	$73,328	$172,668	$409,313

(c)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility, as amended, were calculated using an average LIBOR rate of 2.87% based on projected interest rates through fiscal 2016.

Cash Flow

Cash and cash equivalents as of January 2, 2011 was $39.7 million, compared to $33.9 million as of January 3, 2010. During Fiscal Year 2010 we used cash flows from operations, cash on hand, net cash proceeds from the issuance of our 7 3/4% Senior Notes and cash proceeds from our Senior Credit Facility to fund our acquisition of Cornell in an amount of $260.3 million, to fund $97.1 million in capital expenditures, to fund $80.0 million for repurchases of common stock under our stock repurchase program and $7.1 million for shares of common stock purchased from certain directors and executives, and to fund our operations.

Cash provided by operating activities of continuing operations in 2010, 2009 and 2008 was $126.2 million, $125.3 million, and $74.5 million, respectively. Cash provided by operating activities of continuing operations in 2010 was impacted by changes in balance sheet assets and liabilities such as the positive impact of the increase in deferred income tax liabilities of $17.9 million partially offset by the negative impact of an increase in accounts receivable, prepaid expenses and other current assets of $14.4 million. Cash flow from operations was also impacted by the effect of certain significant non-cash items such as: positive impacts of depreciation and amortization expense of $48.1 million and the write-off of deferred financing fees of $7.9 million associated with the termination of our Third Amended and Restated Credit Agreement in Third Quarter 2010. The increase in depreciation and amortization expense is primarily the result of the additional amortization of intangible assets and the depreciation of fixed assets acquired in connection with our acquisition of Cornell. In 2009, cash provided by operating activities of continuing operations was positively impacted by an increase in net income attributable to GEO of $7.1 million over the prior year as well as the impact of certain non-cash items including depreciation and amortization expense of $39.3 million and the write-off of deferred financing fees of $6.8 million. Cash provided by operating activities of continuing operations in 2008 was primarily the result of increases in net income attributable to GEO, increased by non-cash depreciation and amortization expense partially offset by an increase in accounts receivable, prepaid expenses and other current assets.

Cash used in investing activities in 2010 of $368.3 million was primarily the result of our acquisition of Cornell in August 2010 for $260.3 million and capital expenditures of $97.1 million compared to cash used in investing activities during 2009 of $185.3 million which primarily consisted of our acquisition of Just Care for $38.4 million and capital expenditures of $149.8 million. Cash used in investing activities during 2008 primarily consisted of capital expenditures of $131.0 million.

Cash provided by financing activities in 2010 was $243.7 million and reflects cash proceeds from our new Credit Agreement consisting of $150.0 million in borrowings under the Term Loan A, $200.0 million of borrowings under the Term Loan B with a total discount of $2.0 million, and of $378.0 million of borrowings under our Revolver. These proceeds were offset by payments of $155.0 million for the repayment of our Prior Term Loan B, payments of $224.0 million on our Revolver, and payments of $18.5 million on non-recourse debt, term loans and other debt. In addition, we paid $80.0 million for repurchases of common stock under our stock repurchase program and $7.1 million for shares of common stock which were purchased from certain directors and executives and retired immediately after purchase.

Cash provided by financing activities in 2009 was $51.9 million and reflects cash proceeds from the issuance of our 7 3/4% Senior Notes of $250.0 million and Prior Revolver borrowings of $83.0 million. These proceeds were offset by payments of $150.0 million for repayment of our 8 1/4% Senior Notes, payments of $99.0 million on our Prior Revolver and payments on non-recourse debt and Prior Term Loan B of $17.8 million. Cash proceeds from our 7 3/4% Senior Notes were primarily used to pay down our 8 1/4% Senior Notes and our Prior Revolver.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2010, 2009 and 2008. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

With state and federal prison populations growing by approximately 16% since 2000, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities has increased by 47% since the year 2000 with the Federal government and states such as Arizona, Texas and Florida accounting for a significant portion of the increase. At year-end 2009, 8.0% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.3% in 2000. In addition to our strong positions in Federal and State markets in the U.S., we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa, Australia, and the United Kingdom, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in GEO Care’s operations. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2010, we activated four new or expansion projects representing an aggregate of 4,867 additional beds. This compares to the eight new or expansion projects activated in 2009 representing 2,698 new beds. Also in 2010, we received awards for 7,846 beds out of the aggregate total of 19,849 beds awarded from governmental agencies under competitive bids during 2010, including competitive contract re-bids. As of January 2, 2011, we have five facilities under various stages of development or pending commencement of operations which represent 3,444 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government-

outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

The strategic acquisitions of Cornell Companies and B.I. Incorporated have further diversified GEO, creating a stronger company with a full continuum of care service platform and leading competitive positions in key market segments in the corrections, detention, and rehabilitation treatment services industry. From the development of facilities, to the intake and housing of offenders, to the provision of transportation functions as well as comprehensive medical, mental health and rehabilitation services, to the reintegration and supervision of offenders in the community, we believe governmental clients are increasingly looking for full service, turnkey solutions that can deliver enhanced quality and cost savings across a comprehensive continuum of care. Following the completion of the Cornell and BI acquisitions, we are positioned to provide complementary, full service continuum of care solutions for our numerous government clients.

Revenue

Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. Recently, we have experienced a delay in cash receipts from California and other states may follow suit. While improving economic conditions have helped lower the number of states reporting new fiscal year 2011 budget gaps and have dramatically increased the number of states reporting stable revenue outlooks for the remaining of fiscal year 2011, several states still face ongoing budget shortfalls. According to the National Conference of State Legislatures, fifteen states reported new gaps since fiscal year 2011 began with the sum of these budget imbalances totaling $26.7 billion as of November 2010. Additionally, 35 states currently project budget gaps in fiscal year 2012. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, during the second half of fiscal year 2009 our subsidiaries in the United Kingdom and Australia began the operation and management under two new contracts with an aggregate of 1,083 beds. In July 2010, our subsidiary in the United Kingdom (referred to as the “UK”) began operating the 360-bed expansion at Harmondsworth increasing the capacity of that facility to 620 beds from 260 beds. We believe there are additional opportunities in the UK such as the UK government’s solicitation of proposals for the management of five existing managed-only prisons totaling approximately 5,700 beds. Additionally, we expect to compete on large-scale transportation contracts in the UK where we have been short-listed to submit proposals as part of a new venture we have formed with a large UK-based fleet services company. Finally, the UK government had announced plans to develop five new 1,500-bed prisons to be financed, built and managed by the private sector. GEO had gone through the prequalification process for this procurement and had been invited to compete on these opportunities. We are currently awaiting a revised timeline from the governmental agency in the UK so we may continue to pursue this project. We are continuing to monitor this opportunity and, at this time, we believe the government in the UK is reviewing this plan to determine the best way to proceed. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. The South African government has announced that it intends to complete its evaluation of four existing bids (including ours) by November 2011. No more than two prison projects can be awarded to any one bidder. The New Zealand government has also solicited expressions of interest for a new design, build, finance and management contract for a new correctional center for 960 beds, and our GEO Australia subsidiary has been short-listed for participation in this procurement. We believe that additional opportunities will become available in international markets and we plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services and re-entry services business conducted through our wholly-owned subsidiary, GEO Care, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisitions of BI in February 2011, we have significantly expanded our operations by adding 44 facilities and also the service offerings of GEO Care by adding electronic monitoring services and community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and 60,000 offenders under community supervision.

GEO Care has also recently signed a contract for the management and operation of the new 100-bed Montgomery County Mental Health Treatment Facility in Texas, which is scheduled to open in March 2011. In addition, we continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 56.3% of our operating expenses in the fiscal year 2010. Additional significant operating expenses include food, utilities and inmate medical costs. In 2010, operating expenses totaled 76.8% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2011 will be impacted by the opening of any new facilities. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contract. Additionally, we will experience increases as a result of the amortization of intangible assets acquired in connection with our acquisitions of Cornell and BI. In addition to the factors discussed relative to our current operations, we expect to experience overall increases in operating expenses as a result of the acquisitions of Cornell and BI. As of January 2, 2011, our worldwide operations include the management and/or ownership of approximately 81,000 beds at 118 correctional, detention and residential treatment, youth services and community-based facilities including projects under development. See discussion below relative to Synergies and Cost Savings.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2010, general and administrative expenses totaled 8.4% of our consolidated revenues. Excluding the impact of the merger with Cornell, we expect general and administrative expenses as a percentage of revenue in 2011 to be generally consistent with our general and administrative expenses for 2010. In connection with our merger with Cornell, we incurred approximately $25 million in transaction costs, including $7.9 million in debt extinguishment costs, during fiscal year ended 2010. In connection with our acquisition of BI, we incurred $7.7 million of acquisition related costs during fiscal year 2010 and expect to incur between $3 million and $4 million in the first fiscal quarter of 2011. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Synergies and Cost Savings

Our management anticipates annual synergies of approximately $12-$15 million during the year following the completion of the merger with Cornell and approximately $3-$5 million during the year following our acquisition of BI. There may be potential to achieve additional synergies thereafter. We believe any such additional synergies would be achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved should further enhance cash provided by operations and return on invested capital of the combined company.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, mental health and residential treatment services businesses;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions and to successfully complete and integrate such acquisitions on satisfactory terms;

•	our ability to successfully integrate Cornell and BI into our business within our expected time-frame and estimates regarding integration costs;

•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of our acquisition of Cornell and BI;

•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of our acquisition of Cornell and BI;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $557.8 million (net of discount of $1.9 million) and $57.0 million in outstanding letters of credit, as of January 2, 2011 for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $5.6 million.

In November 2009, we executed three interest rate swap agreements in the aggregate notional amount of $75.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $75.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $75.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $75.0 million amount. Effective January 6, 2010, we executed a fourth swap agreement relative to a notional amount of $25.0 million of our 7 3/4% Senior Notes (See Note 9). For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of January 2, 2011 with respect to our international operations, every 10 percent change in historical currency rates would have a $6.5 million effect on our financial position and a $1.3 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The effectiveness of our internal control over financial reporting as of January 2, 2011 has been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

On August 12, 2010, we acquired Cornell Companies, Inc., which we refer to as Cornell, at which time Cornell became our subsidiary. We are currently in the process of assessing and integrating Cornell’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at January 2, 2011, excludes the operations of Cornell as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of Cornell in its assessment of internal control over financial reporting within one year from the date of acquisition. With the exception of Cornell Companies, Inc., the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of January 2, 2011, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of January 2, 2011, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
The GEO Group, Inc.

We have audited The GEO Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Cornell Companies, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 37 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2011. As indicated in Management’s Report, Cornell Companies, Inc. was acquired during 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Cornell Companies, Inc.

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

In our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 2, 2011, and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP

Miami, Florida
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 2, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/  Grant Thornton LLP

Miami, Florida
March 2, 2011

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

	2010	2009	2008
	(In thousands, except per share data)

Revenues	$1,269,968	$1,141,090	$1,043,006
Operating Expenses	975,020	897,099	822,053
Depreciation and Amortization	48,111	39,306	37,406
General and Administrative Expenses	106,364	69,240	69,151

Operating Income	140,473	135,445	114,396
Interest Income	6,271	4,943	7,045
Interest Expense	(40,707)	(28,518)	(30,202)
Loss on Extinguishment of Debt	(7,933)	(6,839)	—

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	98,104	105,031	91,239
Provision for Income Taxes	39,532	42,079	34,033
Equity in Earnings of Affiliates, net of income tax provision (benefit) of $2,212, $1,368 and ($805)	4,218	3,517	4,623

Income from Continuing Operations	62,790	66,469	61,829
Loss from Discontinued Operations, net of income tax provision (benefit) of $0, ($216), and $236	—	(346)	(2,551)

Net Income	$62,790	$66,123	$59,278
Loss (Earnings) Attributable to Noncontrolling Interests	678	(169)	(376)

Net Income Attributable to The GEO Group, Inc.	$63,468	$65,954	$58,902

Weighted Average Common Shares Outstanding:
Basic	55,379	50,879	50,539

Diluted	55,989	51,922	51,830

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$1.15	$1.30	$1.22
Loss from discontinued operations	—	—	(0.05)

Net income per share — basic	$1.15	$1.30	$1.17

Diluted:
Income from continuing operations	$1.13	$1.28	$1.19
Loss from discontinued operations	—	(0.01)	(0.05)

Net income per share — diluted	$1.13	$1.27	$1.14

Comprehensive Income (Loss):
Net income	$62,790	$66,123	$59,278
Total other comprehensive income (loss), net of tax	4,645	12,174	(14,361)

Total comprehensive income	67,435	78,297	44,917
Comprehensive (income) loss attributable to noncontrolling interests	608	428	(210)

Comprehensive income attributable to The GEO Group, Inc.	$68,043	$78,725	$44,707

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
January 2, 2011 and January 3, 2010

	2010	2009
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$39,664	$33,856
Restricted cash and investments (including VIEs(1) of $34,049 and $6,212, respectively)	41,150	13,313
Accounts receivable, less allowance for doubtful accounts of $1,308 and $429	275,484	200,756
Deferred income tax assets, net	32,126	17,020
Prepaid expenses and other current assets	36,710	14,689

Total current assets	425,134	279,634

Restricted Cash and Investments (including VIEs of $33,266 and $8,182, respectively)	49,492	20,755
Property and Equipment, Net (including VIEs of $167,209 and $28,282, respectively)	1,511,292	998,560
Assets Held for Sale	9,970	4,348
Direct Finance Lease Receivable	37,544	37,162
Deferred Income Tax Assets, Net	936	—
Goodwill	244,947	40,090
Intangible Assets, Net	87,813	17,579
Other Non-Current Assets	56,648	49,690

Total Assets	$2,423,776	$1,447,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,880	$51,856
Accrued payroll and related taxes	33,361	25,209
Accrued expenses	121,647	80,759
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $19,365 and $4,575, respectively)	41,574	19,624

Total current liabilities	270,462	177,448

Deferred Income Tax Liabilities	63,546	7,060
Other Non-Current Liabilities	46,862	33,142
Capital Lease Obligations	13,686	14,419
Long-Term Debt	798,336	453,860
Non-Recourse Debt (including VIEs of $132,078 and $31,596, respectively)	191,394	96,791
Commitments and Contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 84,506,772 and 67,704,008 issued and 64,432,459 and 51,629,005 outstanding, respectively	845	516
Additional paid-in capital	718,489	351,550
Retained earnings	428,545	365,927
Accumulated other comprehensive income	10,071	5,496
Treasury stock 20,074,313 and 16,075,003 shares, at cost, at January 2, 2011 and January 3, 2010	(139,049)	(58,888)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,018,901	664,601
Noncontrolling interest	20,589	497

Total shareholders’ equity	1,039,490	665,098

Total Liabilities and Shareholders’ Equity	$2,423,776	$1,447,818

(1)	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

	2010	2009	2008
		(In thousands)

Cash Flow from Operating Activities:
Net income	$62,790	$66,123	$59,278
Net (income) loss attributable to noncontrolling interests	678	(169)	(376)

Net income attributable to The GEO Group, Inc.	63,468	65,954	58,902
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Restricted stock expense	3,261	3,509	3,015
Stock option plan expense	1,378	1,813	1,530
Depreciation and amortization expense	48,111	39,306	37,406
Amortization of debt issuance costs and discount	3,209	3,412	3,042
Deferred tax provision	17,941	10,010	2,656
Provision for doubtful accounts	815	139	602
Equity in earnings of affiliates, net of tax	(4,218)	(3,517)	(4,623)
Income tax benefit of equity compensation	(3,926)	(601)	(786)
(Gain) Loss on sale of property and equipment	(646)	119	157
Loss on extinguishment of debt	7,933	6,839	—
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(14,350)	3,057	(29,897)
Changes in accounts payable, accrued expenses and other liabilities	3,226	(4,753)	2,478

Net cash provided by operating activities of continuing operations	126,202	125,287	74,482
Net cash (used in) provided by operating activities of discontinued operations	—	5,818	(3,013)

Net cash provided by operating activities	126,202	131,105	71,469

Cash Flow from Investing Activities:
Acquisitions, cash consideration, net of cash acquired	(260,255)	(38,386)	—
Just Care purchase price adjustment	(41)	—	—
Proceeds from sale of property and equipment	528	179	1,136
Purchase of shares in consolidated affiliate	—	—	(2,189)
Change in restricted cash	(11,432)	2,713	452
Capital expenditures	(97,061)	(149,779)	(130,990)

Net cash used in investing activities	(368,261)	(185,273)	(131,591)

Cash Flow from Financing Activities:
Cash dividends to noncontrolling interest	—	(176)	(125)
Proceeds from long-term debt	726,000	333,000	156,000
Payments on long-term debt	(397,445)	(267,474)	(100,156)
Income tax benefit of equity compensation	3,926	601	786
Debt issuance costs	(8,400)	(17,253)	(3,685)
Termination of interest rate swap agreements	—	1,719	—
Payments for purchase of treasury shares	(80,000)	—	—
Payments for retirement of common stock	(7,078)	—	—
Proceeds from the exercise of stock options	6,695	1,457	753

Net cash provided by financing activities	243,698	51,874	53,573

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,169	4,495	(6,199)

Net Increase (Decrease) in Cash and Cash Equivalents	5,808	2,201	(12,748)
Cash and Cash Equivalents, beginning of period	33,856	31,655	44,403

Cash and Cash Equivalents, end of period	$39,664	$33,856	$31,655

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$34,475	$34,185	$29,895

Interest	$36,310	$32,075	$34,486

Non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	$680,378	$44,239	$—

Acquisition, equity consideration	$358,076	$—	$—

Total liabilities assumed	$246,071	$5,853	$—

Capital expenditures in accounts payable and accrued expenses	$11,237	$10,418	$20,376

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

	GEO Group Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-In	Retained	Comprehensive	Number		Noncontrolling	Shareholders’
	of Shares	Amount	Capital	Earnings	Income (Loss)	of Shares	Amount	Interest	Equity
					(In thousands)

Balance, December 30, 2007	50,976	$510	$338,092	$241,071	$6,920	(16,075)	$(58,888)	$1,642	$529,347
Proceeds from stock options exercised	171	1	752	—	—		—	—	753
Tax benefit related to equity compensation		—	786	—	—		—	—	786
Stock based compensation expense		—	1,530	—	—		—	—	1,530
Restricted stock granted	24	—	—	—	—		—	—	—
Restricted stock cancelled	(48)	—	—	—	—		—	—	—
Amortization of restricted stock		—	3,015	—	—		—	—	3,015
Purchase of subsidiary shares from noncontrolling interest		—	—	—	—		—	(626)	(626)
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(125)	(125)
Comprehensive income:
Net income		—	—	58,902	—		—	376
Other comprehensive loss (Note 3)		—	—	—	(14,195)		—	(166)
Total comprehensive income		—	—	—	—		—	—	44,917

Balance, December 28, 2008	51,123	511	344,175	299,973	(7,275)	(16,075)	(58,888)	1,101	579,597

Proceeds from stock options exercised	372	3	1,454	—	—		—	—	1,457
Tax benefit related to equity compensation		—	601	—	—		—	—	601
Stock based compensation expense		—	1,813	—	—		—	—	1,813
Restricted stock granted	168	2	(2)	—	—		—	—	—
Restricted stock cancelled	(34)	—	—	—	—		—	—	—
Amortization of restricted stock		—	3,509	—	—		—	—	3,509
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(176)	(176)
Comprehensive income:
Net income		—	—	65,954	—		—	169
Other comprehensive income (Note 3)		—	—	—	12,771		—	(597)
Total comprehensive income		—	—	—	—		—	—	78,297

Balance, January 3, 2010	51,629	516	351,550	365,927	5,496	(16,075)	(58,888)	497	665,098

Proceeds from stock options exercised	1,353	14	6,681	—	—		—	—	6,695
Tax benefit related to equity compensation		—	3,926	—	—		—	—	3,926
Stock based compensation expense		—	1,378	—	—		—	—	1,378
Restricted stock granted	40	—	—	—	—		—	—	—
Restricted stock cancelled	(41)	(1)	—	—	—		—	—	(1)
Amortization of restricted stock		—	3,261	—	—		—	—	3,261
Common stock issued in business combination (Note 2)	15,764	158	357,918	—	—		—	—	358,076
Noncontrolling interest acquired in business combination (Note 2)	—	—	—	—	—		—	20,700	20,700
Retirement of common stock	(314)	158	(6,225)	(850)	—		(161)	—	(7,078)
Purchase of treasury shares	(3,999)	—	—	—	—	(3,999)	(80,000)	—	(80,000)
Comprehensive income:
Net income		—	—	63,468	—		—	(678)
Other comprehensive income (Note 3)		—	—	—	4,575		—	70
Total comprehensive income		—	—	—	—		—	—	67,435

Balance, January 2, 2011	64,432	$845	$718,489	$428,545	$10,071	(20,074)	$(139,049)	$20,589	$1,039,490

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”) is a leading developer and provider of government-outsourced services specializing in the management of correctional, detention and mental health residential treatment services facilities in the United States, Australia, South Africa, the United Kingdom and Canada. On August 12, 2010, the Company acquired Cornell Companies Inc. (“Cornell”), pursuant to a definitive merger agreement (the “Merger”), and as of January 2, 2011, the Company’s worldwide operations included the management and/or ownership of approximately 81,000 beds at 118 correctional, detention and residential treatment facilities including projects under development. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, community based services, youth services and mental health and residential treatment facilities. We also provide secure transportation services for offender and detainee populations as contracted.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal year 2010 included 52 weeks. Fiscal year 2009 included 53 weeks and fiscal year 2008 included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”) and the activities of its consolidated special purpose entity, Municipal Correctional Finance, L.P. (“MCF”) on a calendar year end, due to the availability of information.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to the financing of operating facilities (the Company’s variable interest entities are discussed further in Note 1 and also in Notes 3 and 10). The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports SACS under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to MCF and SACM. Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. All significant intercompany balances and transactions have been eliminated.

Reclassifications

The Company’s noncontrolling interest in SACM has been reclassified from operating expenses to noncontrolling interest in the consolidated statements of income as this item has become more significant due to the presentation of the noncontrolling interest of MCF acquired from Cornell in the Merger. Also, as a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regard to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. The segment data has been revised for all periods presented. All prior year amounts have been conformed to the current year presentation.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, percentage of completion and estimated cost to complete for construction projects, estimated useful lives of property and equipment, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

During the first quarter of 2010, the Company completed a depreciation study on its owned correctional facilities. In evaluating useful lives of these assets, the Company considered how long the assets will remain functionally efficient and effective, given competitive factors, economic environment, technological advancements and quality of construction. Based on the results of the depreciation study, the Company revised the estimated useful lives of certain buildings from its historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. The basis for the change in the useful life of the Company’s owned correctional facilities is due to the expectation that these facilities are capable of being used for a longer period than previously anticipated based on quality of construction and effective building maintenance. The Company accounted for the change in the useful lives as a change in estimate which was accounted for prospectively beginning January 4, 2010 by depreciating the assets’ carrying values over their revised remaining useful lives. For fiscal year 2010, the change resulted in a reduction in depreciation and amortization expense of $3.7 million, an increase to net income of $2.2 million and an increase in diluted earnings per share of $0.04.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa, Canada and the United Kingdom.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions and accordingly, the Company is subject to credit risk. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, a direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing mental health and residential treatment services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable, some of which relate to receivables purchased in connection with the Cornell acquisition, are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of January 2, 2011, $3.8 million of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheet.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at January 2, 2011 is $17.3 million of federal and state income tax overpayments that will be applied against tax payments due in 2011.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The balance outstanding as of January 2, 2011 and January 3, 2010 was $3.2 million and $3.5 million, respectively and is included in other non-current assets in the accompanying balance sheets. The notes bear interest at a rate of 13%, have semi-annual payments due June 15 and December 15 through June 2018.

Restricted Cash and Investments

The Company’s restricted cash balances are attributable to: (i) amounts held in escrow or in trust in connection with the 1,904-bed South Texas Detention Complex in Frio County, Texas and the 1,575-bed Northwest Detention Center in Tacoma, Washington, (ii) certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt and other guarantees, (iii) MCF’s bond fund payment account, debt servicing reserve fund and escrow fund primarily used to

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segregate rental payments from Cornell to MCF for the purposes of servicing the non-recourse debt and making distributions to equity holders, and (iv) amounts restricted to fund the GEO Group Deferred Compensation Plan. The current portion of restricted cash represents the amount expected to be paid within the next twelve months for debt service and amounts that may be paid as distributions to the equity holders of MCF under the Agreement of Limited Partnership.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

The Company’s goodwill is not amortized and is tested for impairment annually and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. For the purposes of impairment testing, the Company determines the recoverability of goodwill by comparing the carrying value of the reporting unit, including goodwill, to the fair value of the reporting unit. The reporting unit is the same as the operating segment for U.S. Detention & Corrections and is at a level below the operating segment for GEO Care. The Company has identified its reporting units based on the criteria management uses to make key decisions about the business. If the fair value is determined to be less than the carrying value, the Company computes the impairment charge as the excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill. For the purposes of the goodwill impairment test, the Company determined fair value of the reporting unit using a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other environmental factors. Changes in these forecasts could significantly impact the fair value of the reporting unit. During the year, management monitors the actual performance of the business relative to the fair value assumptions used during the annual impairment test. For the interim periods in the fiscal year ended January 2, 2011, the Company’s management did not identify any triggering events that would require an update to the annual impairment test. As such, the Company performed its annual impairment test, on the measurement date of October 4, 2010 which is on the first day of the Company’s fourth fiscal quarter and did not identify any impairment in the carrying value of its goodwill. The estimated fair value of the reporting units significantly exceeded the carrying value of the reporting units. A 10% decrease in the fair value of any of our reporting units as of October 4, 2010 would have had no impact on the carrying value of our goodwill. There were no impairment charges recorded in the fiscal year ended January 3, 2010. In the fiscal year ended December 28, 2008, the Company wrote off goodwill of $2.3 million associated with the termination of its transportation services business in the United Kingdom. There were no changes since the prior year to the methodology the Company applies to determine the fair value of the reporting units used in its goodwill test.

The Company has goodwill and other intangible assets as a result of business combinations and also in connection with the purchase of additional shares in the Company’s consolidated South African joint venture. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Other acquired intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s other intangible assets have finite lives and include facility management contracts and non-compete agreements. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination and the non-compete agreements represent the estimated value of contractually restricting certain employees from competing with the Company. The Company currently amortizes its acquired intangible assets with finite lives over periods ranging from one to seventeen years considering the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. There is no residual value associated with the Company’s finite-lived intangible assets. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Debt issuance costs totaling $14.8 million and $17.9 million at January 2, 2011 and January 3, 2010, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

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

The Company does not consolidate its 50% owned South African joint venture in SACS, a VIE. SACS joint venture investors are GEO and Kensani Holdings, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is accounted for as an equity affiliate. SACS was established in 2001 and was subsequently awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $27.6 million at January 2, 2011 and its guarantees related to SACS discussed in Note 14.

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. See Note 14.

As a result of the acquisition of Cornell in August 2010, the Company assumed the variable interest in MCF of which it is the primary beneficiary and consolidates the entity as a result. MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from Cornell and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Taxable Revenue Bonds, Series 2001 (“8.47% Revenue Bonds”) due 2016, which are limited non-recourse obligations of MCF and collateralized by the bond reserves, assignment of subleases and substantially all assets related to the eleven facilities. Under the terms of the Lease with Cornell, assumed by the Company, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. MCF’s sole source of revenue is from the Company and as such the Company has the power to direct the activities of the VIE that most

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significantly impact its performance. The Company’s risk is generally limited to the rental obligations under the operating leases. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation.

Noncontrolling Interests

Noncontrolling interests in consolidated entities represent equity that other investors have contributed to MCF and the noncontrolling interest in SACM. Noncontrolling interests are adjusted for income and losses allocable to the other shareholders in these entities.

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

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the fiscal year ended January 2, 2011.

Fair Value Measurements

The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying consolidated balance sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying balance sheets and discloses the fair value measurements for those assets and liabilities in Note 11 and Note 12. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. A limited number of the Company’s contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 2% of the Company’s consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, the Company is a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. The Company has not recorded any revenue that is at risk due to future performance contingencies.

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where the Company provides project development services to its clients in addition to standard management services, the Company follows revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. The Company can determine the fair value of the undelivered management services contract and therefore, the value of the project development deliverable, is determined using the residual method.

Lease Revenue

Prior to the acquisition of Cornell in August 2010, the Company leased two of its owned facilities to the third parties, one of which was Cornell. There is now only one owned facility that the Company leases to an unrelated third party. The lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The carrying value of this leased facility as of January 2, 2011 and January 3, 2010 was $36.1 million and $36.9 million, respectively, net of accumulated depreciation of $3.2 million and $2.3 million, respectively. Rental income received on this lease for the fiscal years ended

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2, 2011, January 3, 2010 and December 28, 2008 was $4.5 million, $4.5 million and $4.4 million, respectively. Future minimum rentals on this lease are as follows:

Fiscal Year	Annual Rental
(In thousands)

2011	$4,477
2012	4,489
2013	4,623
2014	4,762
2015	4,905
Thereafter	10,690

$33,946

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of the Company’s deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which the Company operates, estimates of future taxable income and the character of such taxable income. Additionally, the Company must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

Reserves for Insurance Losses

The nature of the Company’s business exposes it to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, the Company’s management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which the Company carries no insurance. There can be no assurance that the Company’s insurance coverage will be adequate to cover all claims to which it may be exposed. It is the Company’s general practice to bring merged or acquired companies into its corporate master policies in order to take advantage of certain economies of scale.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently maintains a general liability policy and excess liability policy for U.S. Detention & Corrections, GEO Care’s Community-Based Services, GEO Care’s Youth Services and BI, Inc. with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. The Company’s wholly owned subsidiary, GEO Care, Inc., has a separate insurance program for its residential services division, with a specific loss limit of $35.0 million per occurrence and in the aggregate with respect to general liability and medical professional liability. The Company is uninsured for any claims in excess of these limits. The Company also maintains insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions — $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa, the United Kingdom and Australia, the Company utilizes a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. The Company’s Australian subsidiary is required to carry tail insurance on a general liability policy providing an extended reporting period through 2011 related to a discontinued contract.

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $40.2 million and $27.2 million as of January 2, 2011 and January 3, 2010, respectively. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

Comprehensive Income

The Company’s total comprehensive income is comprised of net income attributable to The GEO Group, Inc., net income attributable to noncontrolling interests, foreign currency translation adjustments, net unrealized loss on derivative instruments, and pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The positive (negative) impact of foreign currency fluctuation is included in

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders’ equity as a component of accumulated other comprehensive income, net of income tax, and totaled $5.1 million, $10.7 million and ($10.7) million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

Derivatives

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value and records derivatives as either assets or liabilities on the balance sheet. For derivatives that are designed as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged items attributable to the hedged risk is recognized in current earnings as interest income (expense) during the period of the change in fair values.

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

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2010, 2009 and 2008, respectively:

	2010	2009	2008

Risk free interest rates	0.16%	2.00%	2.87%
Expected term	3 months	4-5years	4-5years
Expected volatility	43%	41%	41%
Expected dividend	—	—	—

The options granted in 2010 were the replacement options granted to former Cornell employees. Expected volatilities are based on the historical and implied volatility of the Company’s common stock. The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. For awards granted as replacement stock options in 2010, the risk-free rate is based on the rate for three-month U.S. Treasury Bonds, which is consistent with the expected term of the award. For awards granted in 2009 and 2008, the risk-free rate is based on the rate for five year U.S. Treasury Bonds, which is consistent with the expected term of the awards.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

We account for repurchases of our common stock, if any, using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders’ equity.

On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock which was effective through March 31, 2011. During the fiscal year ended January 2, 2011, the Company completed repurchases of shares of its common stock under the share repurchase program. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock and could be extended or suspended at any time at the Company’s discretion. During the fiscal year ended January 2, 2011, the Company completed the program and purchased 4.0 million shares of its common stock, at an aggregate cost of $80.0 million, using cash on hand and cash flow from operating activities. Included in the shares repurchased for the fiscal year ended January 2, 2011 were 1.1 million shares repurchased from executive officers at an aggregate cost of $22.3 million.

Earnings Per Share

Basic earnings per share is computed by dividing income from continuing operations by the weighted-average number of common shares outstanding. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common share equivalents such as share options and restricted shares.

Recent Accounting Pronouncements

The Company implemented the following accounting standards in the fiscal year ended January 2, 2011:

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2010, the FASB issued ASU No. 2010-20 which affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, (iii) the changes and reasons for those changes in the allowance for credit losses. These disclosures are effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The implementation of this standard did not have a material adverse impact on the Company’s financial position, results of operation and cash flows.

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

In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance. This guidance will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company currently does not have any reporting units with a zero or negative carrying value and does not expect that the impact of this accounting standard will have a material impact on the Company’s financial position, results of operations and/or cash flows.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect that the impact of this accounting standard will have a material impact on the Company’s financial position, results of operations and/or cash flows.

2.	Business Combinations

Acquisition of Cornell Companies, Inc.

On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, between the Company, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million, excluding cash acquired of $12.9 million and including: (i) cash payments for Cornell’s outstanding common stock of $84.9 million, (ii) payments made on behalf of Cornell related to Cornell’s transaction costs accrued prior to the acquisition of $6.4 million, (iii) cash payments for the settlement of certain of Cornell’s debt plus accrued interest of $181.9 million using proceeds from GEO’s senior credit facility, (iv) common stock consideration of $357.8 million, and (v) the fair value of stock option replacement awards of $0.2 million. The value of the equity consideration was based on the closing price of the Company’s common stock on August 12, 2010 of $22.70.

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

The allocation of the purchase price for this transaction at August 12, 2010 has not been finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of certain intangible assets acquired and income taxes. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition. The

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of $618.3 million has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed as of August 12, 2010 as follows (in ’000’s):

Preliminary
Purchase Price
Allocation

Accounts receivable	$55,142
Prepaid and other current assets	13,314
Deferred income tax assets	21,273
Restricted assets	44,096
Property and equipment	462,771
Intangible assets	75,800
Out of market lease assets	472
Other long-term assets	7,510

Total assets acquired	$680,378

Accounts payable and accrued expenses	(56,918)
Fair value of non-recourse debt	(120,943)
Out of market lease liabilities	(24,071)
Deferred income tax liabilities	(42,771)
Other long-term liabilities	(1,368)

Total liabilities assumed	(246,071)

Total identifiable net assets	434,307
Goodwill	204,724

Fair value of Cornell’s net assets	639,031
Noncontrolling interest	(20,700)

Total consideration for Cornell, net of cash acquired	$618,331

As shown above, the Company recorded $204.7 million of goodwill related to the purchase of Cornell. The strategic benefits of the Merger include the combined Company’s increased scale and the diversification of service offerings. These factors contributed to the goodwill that was recorded upon consummation of the transaction. Of the goodwill recorded in relation to the Merger, only $1.5 million of goodwill resulting from a previous Cornell acquisition is deductible for federal income tax purposes; the remainder of goodwill is not deductible. Included in net assets acquired is gross contractual accounts receivable of approximately $62.8 million, of which approximately $7.7 million is expected to be uncollectible. Identifiable intangible assets purchased in the acquisition and their weighted average amortization periods in total and by major intangible asset class, as applicable, are included in the table below (in thousands):

	Weighted Average	Fair Value
	Amortization Period	as of August 12, 2010

Goodwill	n/a	$204,724
Identifiable intangible assets
Facility Management contracts	12.5 years	$70,100
Covenants not to compete	1.8 years	5,700

Total identifiable intangible assets	11.7 years	$75,800

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2011 the weighted average period before the next contract renewal or extension for acquired Cornell contracts was approximately one year. Although the contracts have renewal and extension terms in the near future, Cornell has historically maintained these relationships beyond the contractual periods.

The following table sets forth amortization expense for each of the five succeeding years and thereafter related to the finite-lived intangible assets acquired during the fiscal year ended January 2, 2011:

	U.S. Detention &
Fiscal Year	Corrections	GEO Care	Total

2011	$4,448	$4,137	$8,585
2012	3,680	3,385	7,065
2013	2,950	2,669	5,619
2014	2,950	2,669	5,619
2015	2,950	2,669	5,619
Thereafter	19,517	20,328	39,845

Net carrying value as of January 2, 2011	$36,495	$35,857	$72,352

Pro forma financial information

The results of operations of Cornell are included in the Company’s results of operations from August 12, 2010. The following unaudited pro forma information combines the consolidated results of operations of the Company and Cornell as if the acquisition had occurred at the beginning of fiscal year 2009. The pro forma financial information below has been calculated after adjusting primarily for the following: (i) depreciation and amortization expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied at the beginning of fiscal year 2009; (ii) the impact of the Company’s $750.0 million Senior Credit Facility which closed on August 4, 2010; (iii) the elimination of $15.7 million in acquisition related expenses recognized in the fiscal year ended January 2, 2011; and (iv) the related tax effects at the estimated statutory income tax rate. The pro forma amounts are included for comparative purposes and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at a date other than as specified and may not be indicative of the results that will be attained in the future. For the purposes of the table and disclosure below, earnings is the same as net income attributable to the GEO Group Inc., shareholders (in ’000’s):

	Fiscal Year Ended
	January 2, 2011	January 3, 2010

Pro forma revenues	$1,517.6	$1,551.8
Pro forma net income attributable to the GEO Group Inc., shareholders	$90.5	$92.8

The Company has included revenue and earnings of $151.1 million and $9.8 million, respectively, in its consolidated statement of income for fiscal year ended January 2, 2011 for Cornell activity since August 12, 2010, the date of acquisition.

Acquisition of BII Holding

On December 21, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BII Holding, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. (“AEA”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into BII Holding (the “Merger”), with BII Holding (“BI”) continuing as the surviving corporation and a wholly-owned subsidiary of

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEO. Pursuant to the Merger Agreement, the Company paid merger consideration of $415.0 million in cash, subject to certain adjustments, including an adjustment for working capital. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement was repaid by BI with a portion of the $415.0 million of merger consideration. Refer to Note 21.

3.	Shareholders’ Equity

Common Stock

Each holder of the Company’s common stock is entitled to one vote per share on all matters to be voted upon by the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share equally in all assets available for distribution after payment of all liabilities, subject to the liquidation preference of shares of preferred stock, if any, then outstanding. The Company did not pay any cash dividends on its common stock for fiscal years 2010, 2009 or 2008. Future dividends, if any, will depend, on the Company’s future earnings, its capital requirements, its financial condition and on such other factors as the Board of Directors may take into consideration.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s comprehensive income (loss) includes net income, effect of foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, projected benefit obligation recognized in other comprehensive

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and the change in net unrealized gains or losses on derivative instruments. The components of accumulated other comprehensive income (loss) are as follows:

		Projected Beneftt
		Obligation		Accumulated
		Recognized in Other	Gains and Losses	Other
	Foreign Currency	Comprehensive	on Derivative	Comprehensive
	Translation, Net	Income (Loss)	Instruments	Income (Loss)

Balance December 30, 2007	$4,930	$(1,621)	$3,611	$6,920
Change in foreign currency translation, net of tax benefit of $413	(10,742)	—	—	(10,742)
Pension liabiltiy adjustment, net of tax expense of $17	—	27	—	27
Unrealized loss on derivative instruments, net of tax benefit of $2,113	—	—	(3,480)	(3,480)

Balance December 28, 2008	(5,812)	(1,594)	131	(7,275)

Change in foreign currency translation, net of tax expense of $1,129	10,658	—	—	10,658
Pension liabiltiy adjustment, net of tax expense of $636	—	942	—	942
Unrealized gain on derivative instruments, net of income tax benefit of $645	—	—	1,171	1,171

Balance January 3, 2010	4,846	(652)	1,302	5,496

Change in foreign currency translation, net of tax expense of $1,313	5,084	—	—	5,084
Pension liabilty adjustment, net of tax benefit of $232	—	(383)	—	(383)
Unrealized gain on derivative instruments, net of income tax benefit of $69	—	—	(126)	(126)

Balance January 2, 2011	$9,930	$(1,035)	$1,176	$10,071

Stock repurchases

On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock which was effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange Commission requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock and could be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 2 2011, the Company completed the program and purchased 4.0 million shares of its common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. Of the aggregate 4.0 million shares repurchased during the fiscal year ended January 2, 2011, 1.1 million shares were repurchased from executive officers at an aggregate cost of $22.3 million.

Also during the fiscal year ended January 2, 2011, the Company repurchased 0.3 million shares of common stock from certain directors and executives for an aggregate cost of $7.1 million. These shares were retired by the Company immediately upon repurchase.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the fiscal year ended January 2, 2011. The noncontrolling interest as of January 2, 2011 and January 3, 2010 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. There were no contributions from owners or distributions to owners in the fiscal year ended January 2, 2011 or January 3, 2010.

4.	Equity Incentive Plans

The Company had awards outstanding under four equity compensation plans at January 2, 2011: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. The 2006 Plan specifies that up to 1,083,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. See “Restricted Stock” below for further discussion. As of January 2, 2011, the Company had 952,850 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 351,722 were available for the issuance of awards other than stock options. As a result of the acquisition of Cornell, the Company issued 35,750 replacement stock option awards with an aggregate fair value as of August 12, 2010 of $0.2 million which is included in the purchase price consideration. These awards were fully vested at the grant date and had a term of 90 days.

Except for 846,186 shares of restricted stock issued under the 2006 Plan as of January 2, 2011, all of the awards previously issued under the Company Plans consisted of stock options. Although awards are currently outstanding under all of the Company Plans, the Company may only grant new awards under the 2006 Plan.

Under the terms of the Company Plans, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each plan. All stock options that have been granted under the Company Plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. In addition, stock options granted to non-employee directors under the 1995 Plan became exercisable immediately. All stock options awarded under the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company Plans expire no later than ten years after the date of the grant, except for the replacement awards issued in connection with the Cornell acquisition discussed above.

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(In thousands)			(In thousands)

Options outstanding at January 3, 2010	2,807	$10.26	4.80	$32,592
Granted	36	16.33
Exercised	(1,353)	4.95
Forfeited/Canceled	(89)	19.73

Options outstanding at January 2, 2011	1,401	$15.01	5.84	$13,517

Options exercisable at January 2, 2011	1,044	$13.22	5.04	$11,942

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2010 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on January 2, 2011. This amount changes based on the fair value of the company’s stock. The total intrinsic value of options exercised during the fiscal years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $21.1 million, $6.2 million, and $2.9 million, respectively.

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at January 2, 2011:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

3.17 — 3.98	37,527	1.8	3.30	37,527	3.30
4.67 — 4.90	77,454	2.3	4.67	77,454	4.67
5.13 — 5.13	132,000	1.1	5.13	132,000	5.13
5.30 — 7.70	210,297	4.7	6.96	210,297	6.96
7.83 — 20.63	294,600	6.4	15.62	214,000	15.07
21.07 — 21.56	647,700	7.6	21.26	372,600	21.34
21.64 — 28.24	1,000	8.8	21.70	400	21.70

Total	1,400,578	5.8	$15.01	1,044,278	$13.22

For the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the amount of stock-based compensation expense related to stock options was $1.4 million, $1.8 million and $1.5 million, respectively. The weighted average grant date fair value of options granted during the fiscal years ended January 2, 2011 and January 3, 2010 and December 28, 2008 was $6.73, $7.41 and $6.58 per share, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of non-vested stock options as of January 2, 2011 and changes during the fiscal year ending January 2, 2011:

		Wtd. Avg. Grant
	Number of Shares	Date Fair Value

Options non-vested at January 3, 2010	595,758	$7.39
Granted(a)	35,750	6.73
Vested	(227,408)	7.32
Forfeited	(47,800)	7.30

Options non-vested at January 2, 2011	356,300	$7.37

(a)	These options were granted as replacement awards to former Cornell option holders. The options were fully vested at the acquisition date and the fair value of the awards was included in purchase price consideration.

As of January 2, 2011, the Company had $1.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, was $2.1 million, $1.8 million and $1.2 million, respectively. Proceeds received from stock options exercises for 2010, 2009 and 2008 was $6.7 million, $1.5 million and $0.8 million, respectively. Additional tax benefits realized from tax deductions associated with the exercise of stock options and the vesting of restricted stock activity for 2010, 2009 and 2008 totaled $3.9 million, $0.6 million and $0.8 million, respectively.

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. A summary of the activity of restricted stock is as follows:

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock outstanding at January 3, 2010	383,100	$19.66
Granted	40,280	22.70
Vested	(222,100)	18.84
Forfeited/Canceled	(40,750)	21.38

Restricted stock outstanding at January 2, 2011	160,530	$21.12

During the fiscal year ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company recognized $3.3 million, $3.5 million and $3.0 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of January 2, 2011, the Company had $2.2 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.0 years.

5.	Discontinued Operations

During the fiscal year 2008, the Company discontinued operations at certain of its domestic and international subsidiaries. Where significant, the results of operations, net of taxes, as further described below, have been reflected in the accompanying consolidated financial statements as such for all periods presented.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Detention & Corrections.  On November 7, 2008, the Company announced its receipt of notice for the discontinuation of its contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center (the “Detention Center”) effective January 5, 2009. On August 29, 2008, the Company announced its discontinuation of its contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008.

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

There were no continuing cash flows from the operations in the fiscal year ended January 2, 2011 and as such, there are no amounts reclassified to discontinued operations for this period. The following are the revenues related to discontinued operations for the fiscal years ended December 28, 2008 and January 3, 2010 (in thousands):

	2010	2009	2008
	(In thousands)

Revenues — International Services	$—	$—	$1,806
Revenues — U.S. Detention & Corrections	$—	$210	$43,784
Revenues — GEO Care	$—	$—	$1,806

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful
	Life	2010	2009
	(Years)	(In thousands)

Land	—	$97,393	$60,331
Buildings and improvements	2 to 50	1,131,895	797,185
Leasehold improvements	1 to 29	260,167	95,696
Equipment	3 to 10	77,906	63,382
Furniture and fixtures	3 to 7	18,453	11,731
Facility construction in progress		120,584	129,956

Total		$1,706,398	$1,158,281
Less accumulated depreciation and amortization		(195,106)	(159,721)

Property and equipment, net		$1,511,292	$998,560

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of development costs associated with the Facility Construction & Design segment for contracts with various federal, state and local agencies for which we have management contracts. Interest capitalized in property and equipment was $4.1 million and $4.9 million for the fiscal years ended January 2, 2011 and January 3, 2010, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $41.4 million, $36.3 million and $31.9 million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

At January 2, 2011 and January 3, 2010, the Company had $18.2 million and $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements, $0.7 million related to equipment. Capital leases are recorded net of accumulated amortization of $4.7 million and $3.9 million, at January 2, 2011 and January 3, 2010, respectively. Depreciation expense related to capital leases for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $0.8 million, $0.8 million and $0.9 million, respectively and is included in Depreciation and Amortization in the accompanying statements of income.

7.	Assets Held for Sale

The Company records its assets held for sale at the lower of cost or estimated fair value. The Company estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for its assets held for sale.

As of January 2, 2011, the Company’s assets held for sale consisted of two assets:

On March 17, 2008, the Company purchased its former Coke County Juvenile Justice Center (the “Center”) at a cost of $3.1 million. In October 2008, the Company established a formal plan to sell the asset and began active discussions with certain parties interested in purchasing the Center. The Company identified a buyer in 2010 and expects to sell the facility in 2011; however, this sale is subject to the buyer obtaining financing and/or government appropriation. If the buyer is unable to obtain the funds necessary to purchase the Center, the Company will need to locate another buyer. There can be no assurance that the prospective buyer can obtain the financing, no assurance that the Company will be able to locate another buyer in the event that this buyer is not able to obtain the financing and no assurance that the Center will be sold for its carrying value. The Center is included in the segment assets of U.S. Detention & Corrections and was recorded at its net realizable value of $3.1 million at January 2, 2011 and at January 3, 2010.

On August 12, 2010, the Company acquired the Washington D.C. Facility in connection with its purchase of Cornell. This facility met the criteria as held for sale during the Company’s fiscal year ended January 2, 2011 and has been designated as such. The carrying value of this asset as of January 2, 2011 was $6.9 million. The Company believes it has found a third party buyer and expects to close on the sale in early 2011. The sale of this property, which is recorded as an asset held for sale with GEO Care segment assets, will not result in a gain or loss.

In conjunction with the acquisition of CSC in November 2005, the Company acquired land associated with a program that had been discontinued by CSC in October 2003. The land, with a corresponding carrying value of $1.3 million, was sold in October 2010 for $2.1 million, net of sales costs. The Company recognized a gain on the sale of the land of $0.8 million which is included in operating expenses in the accompanying statement of income. The gain on the sale is reported in the Company’s U.S. Detention & Corrections reportable segment.

8.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rentals to be received are as follows:

Annual
Fiscal Year	Repayment
(In thousands)

2011	$8,548
2012	8,652
2013	8,792
2014	8,968
2015	9,560
Thereafter	12,544

Total minimum obligation	$57,064
Less unearned interest income	(14,724)
Less current portion of direct finance lease	(4,796)

Investment in direct finance lease	$37,544

9.	Derivative Financial Instruments

In November 2009, the Company executed three interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $75.0 million. In January 2010, the Company executed a fourth interest rate swap agreement in the notional amount of $25.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the Notes. Total net gains (loss) recognized and recorded in earnings related to these fair value hedges was $5.2 million and $(1.9) million in the fiscal periods ended January 2, 2011 and January 3, 2010, respectively. As of January 2, 2011 and January 3, 2010, the fair value of the swap assets (liabilities) was $3.3 million and $(1.9) million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended January 2, 2011.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $(0.1) million, $1.2 million and ($3.5) million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. The total value of the Australia swap asset as of January 2, 2011 and January 3, 2010 was $1.8 million and $2.0 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

During the fiscal year ended January 3, 2010, the Company received proceeds of $1.7 million for the settlement of an aggregate notional amount of $50.0 million of interest rate swaps related to its $150.0 million 8 1/4% Senior Notes due 2013 (“8 1/4% Senior Notes”). The lenders to these swap agreements elected to prepay their obligations at the call option price which equaled the fair value at the respective call dates.

10.	Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances for 2010 were as follows (in thousands):

			Purchase price	Foreign
			allocation	currency
	January 3, 2010	Acquisitions	adjustment	translation	January 2, 2011

U.S. Detention & Corrections	$21,692	$153,882	$1,126	$—	$176,700
GEO Care	17,729	50,500	(744)	—	67,485
International Services	669	—	—	93	762

Total Goodwill	$40,090	$204,382	$382	$93	$244,947

On August 12, 2010, the Company acquired Cornell and recorded $204.7 million in goodwill representing the strategic benefits of the Merger including the combined Company’s increased scale and the diversification of service offerings. During the fiscal year ended January 2, 2011, the Company made adjustments to its purchase accounting in the amount of $0.4 million, net, primarily related to Cornell. Among other adjustments, this change in allocation resulted from the Company’s analyses primarily related to certain receivables, intangible assets, insurance liabilities and certain income and non-income tax items.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	Useful Life	U.S. Detention &	International
	in Years	Corrections	Services	GEO Care	Total

Facility management contracts	1-17	$14,450	$2,468	$6,600	$23,518
Covenants not to compete	4	1,470	—	—	1,470

Gross carrying value as of January 3, 2010		15,920	2,468	6,600	24,988

Changes during fiscal year ended January 2, 2011 due to:
Facility management contracts acquired	12-13	35,400	—	34,700	70,100
Covenants not to compete related to Cornell acquisition	1-2	2,879	—	2,821	5,700
Foreign currency translation		—	286	—	286

Gross carrying value at January 2, 2011		54,199	2,754	44,121	101,074
Accumulated amortization expense		(10,146)	(325)	(2,790)	(13,261)

Net carrying value at January 2, 2011		$44,053	$2,429	$41,331	$87,813

As of January 2, 2011, the weighted average period before the next contract renewal or extension for all of the Company’s the facility management contracts was approximately 1.5 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Accumulated amortization expense in total and by asset class is as follows (in thousands):

	U.S. Detention &	International
	Corrections	Services	GEO Care	Total

Facility management contracts	$9,496	$325	$2,153	$11,974
Covenants not to compete	650	—	637	1,287

Total accumulated amortization expense	$10,146	$325	$2,790	$13,261

Amortization expense was $5.7 million, $2.0 million and $1.8 million for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively, and primarily related to the U.S. Detention & Corrections amortization of intangible assets for acquired management contracts.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense related to the Company’s finite-lived intangible assets for fiscal year 2011 through fiscal year 2015 and thereafter is as follows (in thousands):

	U.S. Detention &	International
	Corrections -	Services -	GEO Care -
	Expense	Expense	Expense	Total Expense
Fiscal Year	Amortization	Amortization	Amortization	Amortization

2011	$5,783	$151	$4,984	$10,918
2012	4,894	151	4,185	9,230
2013	3,556	151	3,236	6,943
2014	3,556	151	3,096	6,803
2015	3,556	151	3,065	6,772
Thereafter	22,708	1,674	22,765	47,147

	$44,053	$2,429	$41,331	$87,813

11.	Fair Value of Assets and Liabilities

The Company is required to measure certain of its financial assets and liabilities at fair value on a recurring basis. The Company does not have any financial assets and liabilities which it carries and measures at fair value using Level 1 techniques, as defined above. The investments included in the Company’s Level 2 fair value measurements consist of an interest rate swap held by the Company’s Australian subsidiary, an investment in Canadian dollar denominated fixed income securities and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC discussed further in Note 14. The Company does not have any Level 3 financial assets or liabilities it measures on a recurring basis.

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at January 2, 2011
	Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 2, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Interest rate swap derivative assets	$5,131	$—	$5,131	$—
Investments other than derivatives	$7,533	$—	7,533	$—

		Fair Value Measurements at January 3, 2010
	Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 3, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Interest rate swap derivative assets	$2,020	$—	$2,020	$—
Investments other than derivatives	$7,269	$—	$7,269	$—
Liabilities:
Interest rate swap derivative liabilities	$1,887	$—	$1,887	$—

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments

The Company’s balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values (in thousands):

	January 2, 2011
	Carrying	Estimated
	Value	Fair Value

Assets:
Cash and cash equivalents	$39,664	$39,664
Restricted cash and investments, including current portion	90,642	90,642
Liabilities:
Borrowings under the Senior Credit Facility	$557,758	$562,610
7 3/4% Senior Notes	250,078	265,000
Non-recourse debt, Australian subsidiary	46,300	46,178
Other non-recourse debt, including current portion	176,384	180,340

	January 3, 2010
	Carrying	Estimated
	Value	Fair Value

Assets:
Cash and cash equivalents	$33,856	$33,856
Cash, Restricted, including current portion	34,068	34,068
Liabilities:
Borrowings under the Senior Credit Facility	$212,963	$203,769
7 3/4% Senior Notes	250,000	255,000
Non-recourse debt, including current portion	113,724	113,360

The fair values of the Company’s Cash and cash equivalents, and Restricted cash and investments approximate the carrying values of these assets at January 2, 2011 and January 3, 2010 due to the short-term nature of these instruments. The fair values of 7 3/4% Senior Notes and Other non-recourse debt are based on market prices, where available. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the company’s borrowing rate, the undrawn spread and similar market instruments.

13.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2010	2009

Accrued interest	$12,153	$5,913
Accrued bonus	12,825	8,567
Accrued insurance	44,237	30,661
Accrued property and other taxes	15,723	5,219
Construction retainage	2,012	8,250
Other	34,697	22,149

Total	$121,647	$80,759

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Debt

Debt consisted of the following (in thousands):

	2010	2009

Capital Lease Obligations	$14,470	$15,124
Senior Credit Facility:
Term loans	347,625	—
Discount on term loan	(1,867)	154,963
Revolver	212,000	58,000

Total Senior Credit Facility	$557,758	$212,963
7 3/4% Senior Notes
Notes Due in 2017	250,000	250,000
Discount on Notes	(3,227)	(3,566)
Swap on Notes	3,305	(1,887)

Total 7 3/4% Senior Notes	$250,078	$244,547
Non-Recourse Debt :
Non-recourse debt	$212,445	$113,724
Premium on non-recourse debt	11,403	—
Discount on non-recourse debt	(1,164)	(1,692)

Total non recourse debt	222,684	112,032
Other debt	—	28

Total debt	$1,044,990	$584,694

Current portion of capital lease obligations, long-term debt and non-recourse debt	(41,574)	(19,624)
Capital lease obligations, long-term portion	(13,686)	(14,419)
Non-recourse debt	(191,394)	(96,791)

Long-term debt	$798,336	$453,860

Senior Credit Facility

On August 4, 2010, the Company executed a new $750.0 million senior credit facility (the “Senior Credit Facility”), through the execution of a Credit Agreement, by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. The Senior Credit Facility is comprised of (i) a $150.0 million Term Loan A (“Term Loan A”), initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015, (ii) a $200.0 million Term Loan B (“Term Loan B”) initially bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iii) a Revolving Credit Facility (“Revolver”) of $400.0 million initially bearing interest at LIBOR plus 2.5% and maturing August 4, 2015.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indebtedness under the Revolver and the Term Loan A bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver and Term Loan A

LIBOR borrowings	LIBOR plus 2.00% to 3.00%.
Base rate borrowings	Prime Rate plus 1.00% to 2.00%.
Letters of credit	2.00% to 3.00%.
Unused Revolver	0.375% to 0.50%.

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

The Senior Credit Facility also does not permit the Company to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

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

Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of January 2, 2011.

On August 4, 2010 in connection with its entry into the $750.0 million Senior Credit Facility, the Company terminated its prior senior credit facility, the Third Amended and Restated Credit Agreement (the “Prior Senior Credit Agreement”), dated as of January 24, 2007, as amended. The Prior Senior Credit Agreement, as of August 4, 2010, consisted of a $152.2 million term loan B (“Prior Term Loan B”) and a $330.0 million revolver (“Prior Revolver”) with outstanding borrowings on August 4, 2010 of $115.0 million. The Prior Term Loan B bore interest at LIBOR plus 2.00% and the Prior Revolver bore interest at LIBOR plus 3.25% at the time of terminating the Prior Senior Credit Agreement. The Prior Term Loan B component was scheduled to mature in January 2014 and the Prior Revolver component was scheduled to mature in September 2012. The weighed average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of January 2, 2011 was 3.5%. The weighed average interest rate on outstanding borrowings under the, Prior Senior Credit Agreement as of January 3, 2010 was 2.62%.

On August 4, 2010, the Company used approximately $280 million in aggregate proceeds from the Term Loan B and the Revolver primarily to repay existing borrowings and accrued interest under its Prior Senior Credit Agreement of $267.7 million and also used $6.7 million for financing fees related to the Senior Credit Facility. The Company received, as cash, the remaining proceeds of $3.2 million. On August 12, 2010, the Company borrowed $290.0 million under its Senior Credit Facility and used the aggregate cash proceeds primarily for $84.9 million in cash consideration payments to Cornell’s stockholders in connection with the Merger, transaction costs of approximately $14.0 million, the repayment of $181.9 million for Cornell’s 10.75% Senior Notes due July 2012 plus accrued interest and Cornell’s Revolving Line of Credit due December 2011 plus accrued interest. As of January 2, 2011, the Company had $148.1 million outstanding under the Term Loan A, $199.5 million outstanding under the Term Loan B, and its $400.0 million Revolver had $212.0 million outstanding in loans, $57.0 million outstanding in letters of credit and $131.0 million available for borrowings. The Company intends to use future borrowings for the purposes permitted under the Senior Credit Facility, including for general corporate purposes. The Company wrote off $7.9 million in deferred financing costs related to the termination of the Prior Senior Credit Agreement.

7 3/4% Senior Notes

On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under our Prior Senior Credit Agreement.

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company’s and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 2, 2011.

Non-Recourse Debt

South Texas Detention Complex:

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas, acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance its construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.34% and 5.07%. Additionally, the Company is owed $5.0 million of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operation of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result. The carrying value of the facility as of January 2, 2011 and January 3, 2010 was $27.0 million and $27.2 million, respectively, and is included in property and equipment in the accompanying balance sheets.

On February 1, 2010, STLDC made a payment from its restricted cash account of $4.6 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of January 2, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $32.1 million, of which $4.8 million is due within the next twelve months. Also, as of January 2, 2011, included in current restricted cash and non-current restricted cash is $6.2 million and $9.3 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.

The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. On October 1, 2010, CSC of Tacoma LLC made a payment from its restricted cash account of $5.9 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of January 2, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.

As of January 2, 2011, included in current restricted cash and non-current restricted cash is $7.1 million and $1.8 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF

Upon completion of the acquisition of Cornell, the obligations of MCF under its 8.47% Revenue Bonds remained outstanding. These bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of January 2, 2011, the debt service reserve fund has a balance of $23.4 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $46.3 million and $45.4 million at January 2, 2011 and January 3, 2010, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at January 2, 2011, was $5.1 million. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.

Debt Repayment

Debt repayment schedules under capital lease obligations, long-term debt and non-recourse debt are as follows:

	Capital	Long-Term	Non-		Term	Total Annual
Fiscal Year	Leases	Debt	Recourse	Revolver	Loan	Repayment
			(In thousands)

2011	$1,950	$—	$31,290	$—	$9,500	$42,740
2012	1,950	—	33,281	—	11,375	46,606
2013	1,950	—	35,616	—	20,750	58,316
2014	1,940	—	38,002	—	47,000	86,942
2015	1,932	—	33,878	212,000	116,500	364,310
Thereafter	12,842	250,000	40,378	—	142,500	445,720

	$22,564	$250,000	$212,445	$212,000	$347,625	$1,044,634

Original issuer’s discount	—	(3,227)	(1,164)	—	(1,867)	(6,258)
Current portion	(784)	—	(31,290)	—	(9,500)	(41,574)
Interest imputed on Capital Leases	(8,094)	—	—	—	—	(8,094)
Fair value premium on non-recourse debt	—	—	11,403	—	—	11,403
Interest rate swap	—	3,305	—	—	—	3,305

Non-current portion	$13,686	$250,078	$191,394	$212,000	$336,258	$1,003,416

Guarantees

In connection with the creation SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.1 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million, as security for its guarantee. The Company’s obligations under this guarantee are indexed to the CPI and expire upon SACS’ release from its obligations in respect of the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included in the Company’s outstanding letters of credit under its Revolver.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $3.0 million (the “Standby Facility”), to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’ release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, commencing in 2017. The Company has a liability of $1.8 million and $1.5 million related to this exposure as of January 2, 2011 and January 3, 2010, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.

At January 2, 2011, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.4 million. The Company does not have any off balance sheet arrangements.

15.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2011 and 2046. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)

2011	$30,948
2012	29,774
2013	25,019
2014	17,798
2015	16,416
Thereafter	61,226

$181,181

The Company’s corporate offices are located in Boca Raton, Florida, under a lease agreement which was amended in September 2010. The current lease expires in March 2020 and has two 5-year renewal options for a full term ending March 2030. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. As a result of the Company’s acquisition of Cornell in August 2010, the Company is also currently leasing office space in Houston, Texas and Pittsburg, Pennsylvania. The Company also leases office space in Sydney, Australia, Sandton, South

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $25.4 million, $18.7 million and $18.5 million for fiscal years 2010, 2009 and 2008, respectively.

Litigation, Claims and Assessments

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Connectional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million, as of January 2, 2011, or $18.4 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company’s management that it proposed to disallow a deduction that the Company realized during the 2005 tax year. In December of 2010, the Company reached an agreement with the office of IRS Appeals on the amount of the deduction, which is currently being reviewed at a higher level. As a result of the pending agreement, the Company reassessed the probability of potential settlement outcomes and reduced its income tax accrual of $4.9 million by $2.3 million during the fourth quarter of 2010. However, if the disallowed deduction were to be sustained in full, it could result in a potential tax exposure to the Company of $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably with the office of IRS Appeals. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

In October 2010, the IRS audit for the Company’s U.S. income tax returns for fiscal years 2006 through 2008 was concluded and resulted in no changes to the Company’s income tax positions.

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

On April 27, 2010, a putative stockholder class action was filed in the District Court for Harris County, Texas by Todd Shelby against Cornell, members of Cornell’s board of directors, individually, and the

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The plaintiff filed an amended complaint on May 28, 2010, alleging, among other things, that the Cornell directors, aided and abetted by Cornell and the Company, breached their fiduciary duties in connection with the Cornell Acquisition. Among other things, the amended complaint sought to enjoin Cornell, its directors and the Company from completing the Cornell Acquisition and sought a constructive trust over any benefits improperly received by the defendants as a result of their alleged wrongful conduct. The parties reached a settlement which has been approved by the court and, as a result, the court dismissed the action with prejudice. The settlement of this matter did not have a material adverse impact on our financial condition, results of operations or cash flows.

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

Collective Bargaining Agreements

The Company had approximately 17% of its workforce covered by collective bargaining agreements at January 2, 2011. Collective bargaining agreements with four percent of employees are set to expire in less than one year.

Contract Terminations

The following contracts were terminated during the fiscal year ended January 2, 2011. The Company does not expect that the termination of these contracts will have a material adverse impact, individually or in aggregate, on its financial condition, results of operations or cash flows.

On April 4, 2010, the Company’s wholly-owned Australian subsidiary completed the transition of its management of the Melbourne Custody Center (the “Center”) to another service provider. The Center was operated on behalf of the Victoria Police to house prisoners, escort and guard prisoners for the Melbourne Magistrate Courts and to provide primary healthcare.

On April 14, 2010, the Company announced the results of the re-bids of two of its managed-only contracts. The State of Florida has issued a Notice of Intent to Award contracts for the 1,884-bed Graceville Correctional Facility located in Graceville, Florida and the 985-bed Moore Haven Correctional Facility located in Moore Haven, Florida to another operator. These contracts terminated effective September 26, 2010 and August 1, 2010, respectively.

On June 22, 2010, the Company announced the discontinuation of its managed-only contract for the 520-bed Bridgeport Correctional Center in Texas following a competitive re-bid process conducted by the State of Texas. The contract was terminated effective August 31, 2010.

Effective September 1, 2010, the Company’s management contract for the operation of the 450-bed South Texas Intermediate Sanction Facility terminated. This facility was not owned by the Company.

Effective May 29, 2011, the Company’s subsidiary in the United Kingdom will no longer manage the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $282.4 million, of which $54.9 million was spent through the end of 2010. The Company estimates the remaining capital requirements related to these capital projects to be approximately $227.5 million, which will be spent through fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2010. In addition to these current estimated capital requirements for 2011 and 2010, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2011 could materially increase.

Consulting agreement with Wayne H. Calabrese

Wayne H. Calabrese, the Company’s former Vice Chairman, President and Chief Operating Officer retired effective December 31, 2010. Mr. Calabrese’s business development and oversight responsibilities were reassigned throughout the Company’s senior management team and existing corporate structure. Mr. Calabrese will continue to work with the Company in a consulting capacity pursuant to a consulting agreement, dated as of August 26, 2010 for a minimum term of one year. Under the terms of the Consulting Agreement, which began on January 3, 2011, Mr. Calabrese provides services to the Company and its subsidiaries for a monthly consulting fee. Services provided include business development and contract administration assistance relative to new and existing contracts.

16.	Earnings Per Share

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share (“EPS”) were calculated for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 as follows (in thousands, except per share data):

Fiscal Year	2010	2009	2008
	(In thousands, except per share data)

Income from continuing operations	$62,790	$66,469	$61,829
Net (income) loss attributable to noncontrolling interests	678	(169)	(376)

Income from continuing operations attributable to The GEO Group, Inc.	$63,468	$66,300	$61,453
Basic earnings per share from continuing operations attributable to The GEO Group, Inc.:
Weighted average shares outstanding	55,379	50,879	50,539

Per share amount	$1.15	$1.30	$1.22

Diluted earnings per share from continuing operations attributable to The GEO Group, Inc.:
Weighted average shares outstanding	55,379	50,879	50,539
Effect of dilutive securities:
Employee and director stock options and restricted stock	610	1,043	1,291

Weighted average shares assuming dilution	55,989	51,922	51,830

Per share amount	$1.13	$1.28	$1.19

For the fiscal year ended January 2, 2011, 25,570 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

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

17.	Benefit Plans

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

As of January 2, 2011, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”) which was modified in 2002, and again in 2003. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 2, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. Prior to the effective retirement date of December 31, 2010, Wayne H. Calabrese, the Company’s former Vice Chairman, President and Chief Operating Officer, also had a deferred compensation agreement under the non-qualified deferred compensation plan. As a result of his retirement, the Company paid $4.4 million in discounted retirement benefits under his non-qualified deferred compensation agreement, including a gross up of $1.6 million for certain taxes as specified in the deferred compensation agreement. As a result of Mr. Calabrese’s retirement, the Company

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized $0.3 million in settlement charges. During the fiscal year ended January 2, 2011, the Company repurchased 358,126 shares from Mr. Calabrese under the stock repurchase program for $7.5 million. The Company also purchased 268,475 shares from Mr. Calabrese for $6.1 million which were retired by the Company immediately upon repurchase.

The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the periods presented attributable to each of the following: service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The Company’s liability relative to its pension plans and retirement agreements was $13.8 million and $16.2 million as of January 2, 2011 and January 3, 2010, respectively. The long-term portion of the pension liability as of January 2, 2011 and January 3, 2010 was $13.6 million and $16.0 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	2010	2009

Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$16,206	$19,320
Service Cost	525	563
Interest Cost	746	717
Plan Amendments	—	—
Actuarial (Gain) Loss	986	(1,047)
Benefits Paid	(4,633)	(3,347)

Projected Benefit Obligation, End of Year	$13,830	$16,206

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	4,633	3,347
Benefits Paid	(4,633)	(3,347)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(13,830)	$(16,206)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	—	41
Net Loss	1,671	1,014

Total Pension Cost	$1,671	$1,055

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2010	Fiscal 2009

Components of Net Periodic Benefit Cost
Service Cost	$525	$563
Interest Cost	746	717
Amortization of:
Prior Service Cost	41	41
Net Loss	33	249
Settlements	297	241

Net Periodic Pension Cost	$1,642	$1,811

Weighted Average Assumptions for Expense
Discount Rate	5.75%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.50%	4.50%

The amount included in other accumulated comprehensive income as of January 2, 2011 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2011 is $0.2 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Pension
Fiscal Year	Benefits
(In thousands)

2011	$5,944
2012	236
2013	234
2014	284
2015	296
Thereafter	6,836

$13,830

The Company also maintains the GEO Group Inc., Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. Effective December 18, 2009, the Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust will not be available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. As of January 2, 2011, the Company has transferred an aggregate of $5.8 million in cash to the rabbi trust to fund the Deferred Compensation Plan, all of which is reflected as restricted cash in the accompanying balance sheet. The Company recognized expense related to its contributions of $0.2 million, $0.1 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. The total liability, including the current portion, for this plan at January 2, 2011 and January 3, 2010 was $6.2 million and $4.7 million, respectively. The liability, excluding current portion of $0.2 million and $0.4 million as of January 2, 2011 and

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 3, 2010, respectively, is included in other non-current liabilities in the accompanying consolidated balance sheets.

18.	Business Segment and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: U.S. Detention & Corrections segment; International Services segment; GEO Care segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Detention & Corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc., represents services provided to adult offenders and juveniles for mental health, residential and non-residential treatment, educational and community based programs and pre-release and half-way house programs, all of which is currently conducted in the U.S. The Facility Construction & Design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Segment disclosures reflect these reclassifications for all periods presented.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segment information presented in the prior periods has been reclassified to conform to the current presentation (in thousands):

Fiscal Year	2010	2009	2008

Revenues:
U.S. Detention & Corrections	$842,417	$772,497	$700,587
International Services	190,477	137,171	128,672
GEO Care	213,819	133,387	127,850
Facility Construction & Design	23,255	98,035	85,897

Total revenues	$1,269,968	$1,141,090	$1,043,006

Depreciation and amortization:
U.S. Detention & Corrections	$39,744	$35,855	$33,770
International Services	1,767	1,448	1,556
GEO Care	6,600	2,003	2,080
Facility Construction & Design	—	—	—

Total depreciation and amortization	$48,111	$39,306	$37,406

Operating Income:
U.S. Detention & Corrections	$204,398	$178,329	$156,317
International Services	12,311	8,017	10,737
GEO Care	27,746	17,958	16,167
Facility Construction & Design	2,382	381	326

Operating income from segments	246,837	204,685	183,547
General and Administrative Expenses	(106,364)	(69,240)	(69,151)

Total operating income	$140,473	$135,445	$114,396

The increase in revenues for U.S. Detention & Corrections and GEO Care in 2010 compared to 2009 is primarily due to the acquisition of Cornell in August 2010 which contributed additional revenues to these segments of $85.5 million and $65.7 million, respectively. The increase in revenues for U.S. Detention & Corrections in 2009 compared to 2008 is primarily attributable to project activations, capacity increases and per diem rate increases at existing facilities and new management contracts. The Company experienced increases in revenues from International Services in 2010 as a result of positive fluctuations in foreign currency translation as well as from its new management contracts for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) and the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”). The Company provided services under these contracts for the full year in 2010 compared to a partial period during 2009. In 2010, the Company experienced significant decreases in revenues reported in its Facility Construction & Design segment as a result of the completion of Blackwater River Correctional Facility in Milton Florida (“Blackwater River”).

In 2010, a significant increase in operating income for the U.S. Detention & Corrections and GEO Care reporting segments was the result of the Company’s acquisition of Cornell in August 2010 which resulted in additional operating income of $15.9 million and $10.9 million, respectively. Additional increases related to GEO Care in 2010, and to a lesser extent in 2009, are associated with the Company’s acquisition of Just Care, Inc., September 30, 2009. In 2010, the Company experienced significant decreases in operating income reported in its Facility Construction & Design segment as a result of the completion of Blackwater River.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Segment assets:
U.S. Detention & Corrections	$1,855,777	$1,143,248
International Services	103,004	95,659
GEO Care	301,601	110,231
Facility Construction & Design	26	13,736

Total segment assets	$2,260,408	$1,362,874

Assets in the Company’s Facility Construction & Design segment are primarily made up of accounts receivable, which includes trade receivables and construction retainage receivable.

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the fiscal years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Fiscal Year Ended	2010	2009	2008
	(In thousands)

Operating income from segments	$246,837	$204,685	$183,547
Unallocated amounts:
General and administrative expense	(106,364)	(69,240)	(69,151)
Net interest expense	(34,436)	(23,575)	(23,157)
Costs related to early extinguishment of debt	(7,933)	(6,839)	—

Income before income taxes, equity in earnings of affiliates and discontinued operations	$98,104	$105,031	$91,239

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of January 2, 2011 and January 3, 2010, respectively.

	2010	2009

Reportable segment assets	$2,260,408	$1,362,874
Cash	39,664	33,856
Deferred income tax	33,062	17,020
Restricted cash and investments	90,642	34,068

Total assets	$2,423,776	$1,447,818

Geographic Information

During each of the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities and also provides comprehensive healthcare services to nine government-operated prisons; (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom,

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The GEO Group UK Ltd., through which the Company manages two facilities including the Campsfield House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre.

Fiscal Year	2010	2009	2008
	(In thousands)

Revenues:
U.S. operations	$1,079,491	$1,003,919	$914,334
Australia operations	142,648	103,197	101,995
South African operations	19,231	16,843	15,316
United Kingdom	28,598	17,131	11,361

Total revenues	$1,269,968	$1,141,090	$1,043,006

Long-lived assets:
U.S. operations	$1,506,666	$994,327	$875,703
Australia operations	3,603	2,887	2,000
South African operations	439	447	492
United Kingdom	584	899	421

Total long-lived assets	$1,511,292	$998,560	$878,616

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from GEO Care and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2010	2009	2008
	(In thousands)

Revenues:
Detention & Corrections	$1,032,894	$909,668	$829,259
GEO Care	213,819	133,387	127,850
Facility Construction & Design	23,255	98,035	85,897

Total revenues	$1,269,968	$1,141,090	$1,043,006

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2010, 2009 and 2008 includes the operating results from one of the Company’s joint ventures in South Africa, SACS. This joint venture is accounted for under the equity method and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial data for SACS is as follows:

Fiscal Year	2010	2009	2008
	(In thousands)

Statement of Operations Data
Revenues	$46,005	$37,736	$35,558
Operating income	18,350	14,958	13,688
Net income	8,435	7,034	9,247
Balance Sheet Data
Current assets	40,624	33,808	18,421
Noncurrent assets	50,613	47,453	37,722
Current liabilities	3,552	2,888	2,245
Non-current liabilities	60,129	53,877	41,321
Shareholders’ equity	27,556	24,496	12,577

As of January 2, 2011 and January 3, 2010, the Company’s investment in SACS was $13.8 million and $12.2 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2010	2009	2008

Various agencies of the U.S Federal Government:	35%	31%	28%
Various agencies of the State of Florida:	14%	16%	17%

Credit risk related to accounts receivable is reflective of the related revenues.

19.	Income Taxes

The United States and foreign components of income (loss) before income taxes and equity income from affiliates are as follows:

	2010	2009	2008
	(In thousands)

Income (loss) before income taxes, equity earnings in affiliates, and discontinued operations
United States	$84,531	$96,651	$78,542
Foreign	13,573	8,380	12,697

	98,104	105,031	91,239

Discontinued operations:
Income (loss) from operation of discontinued business	—	(562)	(2,316)

Total	$98,104	$104,469	$88,923

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes on income (loss) consist of the following components:

	2010	2009	2008
	(In thousands)

Federal income taxes:
Current	$13,316	$24,443	$24,164
Deferred	16,070	10,734	2,621

	29,386	35,177	26,785

State income taxes:
Current	2,713	2,889	2,626
Deferred	3,136	310	(558)

	5,849	3,199	2,068

Foreign:
Current	5,562	4,737	4,587
Deferred	(1,265)	(1,034)	593

	4,297	3,703	5,180

Total U.S. and foreign	39,532	42,079	34,033

Discontinued operations:
Taxes (benefit) from operations of discontinued business	—	(216)	236

Total	$39,532	$41,863	$34,269

A reconciliation of the statutory U.S. federal tax rate (35.0%) and the effective income tax rate is as follows:

	2010	2009	2008
	(In thousands)

Continuing operations:
Provisions using statutory federal income tax rate	$34,336	$36,761	$31,934
State income taxes, net of federal tax benefit	3,671	2,949	2,635
Change in contingent tax liabilities	(2,366)	1,591	—
Impact of nondeductible transaction costs	3,230	283	—
Other, net	661	495	(536)

Total continuing operations	39,532	42,079	34,033

Discontinued operations:
Taxes (benefit) from operations of discontinued business	—	(216)	236

Provision (benefit) for income taxes	$39,532	$41,863	$34,269

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net current deferred income tax asset as of January 2, 2011 and January 3, 2010 are as follows:

	2010	2009
	(In thousands)

Accrued liabilities	$20,277	$11,938
Accrued compensation	8,805	4,438
Other, net	3,044	644

Total asset	$32,126	$17,020

The components of the net non-current deferred income tax asset as of January 2, 2011 and January 3, 2010 are as follows:

	2010	2009
	(In thousands)

Depreciation	$936	$—

Total asset	$936	$—

The components of the net non-current deferred income tax liability as of January 2, 2011 and January 3, 2010 are as follows:

	2010	2009
	(In thousands)

Deferred compensation	$7,628	$7,955
Net operating losses	7,988	6,150
Tax credits	4,414	4,203
Deferred loan costs	2,143	2,211
Equity Awards	2,047	1,638
Other, net	223	1,700
Bond discount	(780)	(916)
Residual U.S. tax liability on unrepatriated foreign earnings	(3,052)	(1,775)
Valuation allowance	(7,793)	(5,587)
Deferred Rent	(10,630)	(684)
Intangible assets	(28,657)	(5,521)
Depreciation	(37,077)	(16,434)

Total liability	$(63,546)	$(7,060)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2010 and 2009, the Company has a valuation allowance of $7.9 million and $6.0 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $1.9 million during the fiscal year ended January 2, 2011 primarily due to additional state net operating losses acquired as part of the merger with Cornell. In the fiscal year ended January 3, 2010, the Company implemented new guidance relative to the accounting for business combinations and as such, for years beginning after December 15, 2008, the Company records the reduction of a valuation allowance related to business acquisitions as a reduction of income tax expense.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At January 2, 2011, $13.1 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. federal income tax rate, additional taxes (net of foreign tax credits) of $4.1 million would have to be provided if such earnings were remitted currently.

At fiscal year end 2010, the Company had $3.9 million of Federal net operating loss carryforwards which begin to expire in 2020 and $50.3 million of combined net operating loss carryforwards in various states which begin to expire in 2011.

Also at fiscal year end 2010, the Company had $11.8 million of foreign operating losses which carry forward indefinitely and $6.8 million of state tax credits which begin to expire in 2011. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

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

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2010, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the company has recorded a book expense was $2.5 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
	(In thousands)

Balance at Beginning of Period	$5,947	$5,889	$5,417
Additions based on tax positions related to the current year	3,251	479	1,877
Additions for tax positions of prior years	200	4,854	659
Additions from current year acquisitions	2,928	—	—
Reductions for tax positions of prior years	(2,891)	(1,877)	(1,809)
Reductions as result of a lapse of applicable statutes of limitations	—	—	(169)
Settlements	(173)	(3,398)	(86)

Balance at End of Period	$9,262	$5,947	$5,889

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. Inclusive of the federal tax benefit on state income taxes the ending balance as of January 2, 2011 is $8.0 million. Included in the balance at January 2, 2011 is $3.2 million related to tax

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Under deferred tax accounting, the timing of a deduction does not affect the annual effective tax rate but does affect the timing of tax payments. In addition to a decrease in the unrecognized tax benefits related to the reversal of these timing related tax positions, the Company also anticipates a significant decrease in the unrecognized tax benefits within 12 months of the reporting date of approximately $2.3 million. Reductions for tax positions of prior years reported in the reconciliation for 2010 include amounts related to proposed federal audit adjustments for the years 2002 through 2005, for which the company reached an agreement with the office of IRS Appeals which is currently being reviewed at a higher level. The balance at January 2, 2011 includes $4.0 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. In the fourth quarter of 2009 the U.S. Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2006 through 2008. In October 2010, the audit was concluded and resulted in no changes to the Company’s income tax positions.

During the fourth fiscal quarter of 2009, the IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposed to disallow a deduction that the Company realized during the 2005 tax year. The Company appealed this proposed disallowed deduction with the IRS’s appeals division. In December 2010, the Company reached an agreement with the office of IRS Appeals on the amount of the deduction which is currently being reviewed at a higher level. The Company previously reported that if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. The Company believes in the merits of its position and intends to defend its rights vigorously, including its rights to litigate the matter if it cannot be resolved favorably at the IRS’s appeals level. If this matter is resolved unfavorably, it may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The calculation of the Company’s provision (benefit) for income taxes requires the use of significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of the Company’s provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

During the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company recognized $(0.8) million, $0.1 million and $0.4 million in interest and penalties, respectively. The Company had accrued $1.5 million and $2.0 million for the payment of interest and penalties at January 2, 2011, and January 3, 2010, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(4)

2010
Revenues(1)	$287,542	$280,095	$327,933	$374,398
Operating income(2)	34,524	33,050	29,524	43,375
Income from continuing operations(3)	17,708	17,025	5,010	23,047
Income (loss) from discontinued operations, net of tax	—	—	—	—
Basic earnings per share:
Income from continuing operations	$0.35	$0.35	$0.09	$0.37
Income (loss) from discontinued operations	—	—	—	—

Net income per share	$0.35	$0.35	$0.09	$0.37
Diluted earnings per share:
Income from continuing operations	$0.34	$0.35	$0.09	$0.36
Income (loss) from discontinued operations	—	—	—	—

Net income per share	$0.34	$0.35	$0.09	$0.36

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(4)

2009
Revenues(1)	$259,061	$276,379	$294,865	$310,785
Operating income(2)	29,723	30,954	35,217	39,551
Income from continuing operations(3)	15,096	16,551	19,302	15,520
Income (loss) from discontinued operations, net of tax	(366)	20	—	—
Basic earnings per share:
Income from continuing operations	$0.30	$0.32	$0.38	$0.30
Income (loss) from discontinued operations	(0.01)	0.01	0.00	0.00

Net income per share	$0.29	$0.33	$0.38	$0.30
Diluted earnings per share:
Income from continuing operations	$0.29	$0.32	$0.37	$0.30
Income (loss) from discontinued operations	(0.01)	0.00	0.00	0.00

Net income per share	$0.28	$0.32	$0.37	$0.30

(1)	Revenues increased in First and Second Quarters of 2010 compared to 2009 primarily as a result of contributions from the International Services segment which benefited from changes in foreign currency translation rates and new contracts for the operation of Parklea Correctional Centre in Australia and Harmondsworth Immigration Removal Centre in the United Kingdom. The Company also experienced increases in its GEO Care segment during these same periods due to the operation of the Columbia Regional Care Center in Columbia, South Carolina. The primary increases in the Third and Fourth Quarters of 2010 compared to the same periods in 2009 were primarily attributable to the Company’s acquisition of Cornell in August 2010. Revenues in Third Quarter 2010 and Fourth Quarter 2010 include $53.6 million and $97.6 million, respectively, in Cornell revenues. Second Quarter 2010, Third Quarter 2010, and Fourth Quarter 2010 revenues for the Facility Construction & Design segment were significantly

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than revenues generated in these same periods during 2009 primarily due to the completion of Blackwater River Correctional Facility. The decrease in revenues related to this segment for these periods was $20.1 million, $36.2 million and $19.9 million, respectively.

(2)	Operating income for Third Quarter 2010 and Fourth Quarter 2010 includes the impact of non-recurring transaction expenses of $15.7 million and $9.7 million, respectively, associated with the Company’s acquisition of Cornell in August 2010 and its acquisition of BI completed in February 2011. Operating income for approximately half of Third Quarter 2010 and for the entire Fourth Quarter 2010 includes $7.6 million and $19.2 million, respectively, of Cornell’s results. Operating income for First, Second, Third and Fourth Quarters 2009 includes start up costs of $1.2 million, $0.6 million, $1.0 million and $2.1 million, respectively for new facility management contracts.

(3)	Income from continuing operations in Fourth Quarter 2010 and Fourth Quarter 2009 includes losses of $7.9 million and $6.8 million, respectively, associated with the extinguishment of debt. In October 2010, the Company terminated its Third Amended and Restated Credit Agreement and entered into a new Senior Credit Facility. In October 2009, the Company repaid its 8 1/4% Senior Notes and wrote off the related deferred financing costs.

(4)	Fourth Quarter 2009 was a fourteen-week fiscal period in the fifty-three week fiscal year ended January 3, 2010. All of the other fiscal quarters presented had thirteen-week reporting periods.

21.	Subsequent events

Acquisition of B.I. Incorporated

On February 10, 2011, the Company completed its previously announced acquisition of B.I., a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding (the “Merger”), with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, the Company paid merger consideration of $415.0 million in cash excluding transaction related expenses and subject to certain adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $415.0 million of merger consideration. BI will be integrated into the Company’s wholly-owned subsidiary, GEO Care.

The Company is identified as the acquiring company for US GAAP accounting purposes. Under the purchase method of accounting, the purchase price for BI will be allocated to BI’s net tangible and intangible assets based on their estimated fair values as of February 10, 2011, the date of closing and the date that the Company obtained control over BI. In order to determine the fair values of a significant portion of the assets acquired and liabilities assumed, the Company will likely engage a third party independent valuation specialist. For any other assets acquired and liabilities assumed for which the Company is not obtaining an independent valuation, the fair value determined by the Company’s management will represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. With the exception of any adjustments which may occur during the one-year measurement period proscribed by GAAP, the Company expects to establish a preliminary purchase price allocation with respect to the acquisition of BI by the end of the first quarter of the fiscal year 2011. The accounting for this acquisition was

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not complete at the time of this filing and accordingly, the Company has not presented the required business combination disclosures. The Company expects to record goodwill in connection with this transaction however, due to the timing of the closing of the transaction and the filing date of the Company’s Annual Report on Form 10-K, it was impracticable for the Company to determine the value of any goodwill. As of the date of this filing, several significant inputs to the purchase accounting model had not been completed such as valuations for: (i) intangible assets related to acquired service contracts, (ii) property and equipment acquired, (iii) intangible assets related to any research and development projects and/or technology, (iv) intangible assets relative to trade names and patents, (vi) income taxes, (vii) other assets and liabilities for which the Company has not yet determined fair value. Additionally, it was impracticable to include meaningful pro forma financial results for the Company and BI on a combined basis as BI has a different fiscal year end than the Company and has not yet completed the close process around its quarterly financial information or its compilation for financial statements for a twelve-month period. The Company expects the pro forma adjustments to primarily consist of incremental interest expense related to the cash paid to the BI shareholders, estimates for the amortization of acquisition intangible assets, depreciation expense based on the fair value of property and equipment acquired, income tax effects, and other expenses which will result from the purchase price allocation and determination of fair value for assets acquired and liabilities assumed.

Stock-Based Awards

On February 28, 2011, the Company’s Board of Directors approved the award of 205,000 performance based shares to the Company’s Chief Executive Officer and Senior Vice Presidents which will vest over a 3-year period. These awards will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ended January 1, 2012.

Senior Notes due 2021

On February 10, 2011, the Company completed the issuance of $300.0 million in aggregate principal amount of ten-year, 6.625% senior unsecured notes due 2021 (the “6.625% Senior Notes”) in a private offering under an Indenture dated as of February 10, 2011 among the Company, certain of its domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 2021 Notes were offered and sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States in accordance with Regulations S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes will accrue at the rate of 6.625% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2011. The 6.625% Senior Notes mature on February 15, 2021. The Company used the net proceeds from this offering along with $150.0 million of borrowings under its Senior Credit Facility to finance the acquisition of BI and to pay related fees, costs, and expenses. The Company used the remaining net proceeds for general corporate purposes.

Amendment to Senior Credit Facility

On February 8, 2011, the Company entered into Amendment No. 1, dated as of February 8, 2011, to the Credit Agreement dated as of August 4, 2010, by and among the Company, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent, (“Amendment No. 1”). Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. This amendment increased the Company’s borrowing capacity by $250.0 million and is comprised of $150.0 million in borrowings under a new Term Loan A-2 due August 2015, initially bearing interest at LIBOR plus 2.75%, and an incremental $100.0 million in borrowing capacity under the existing Revolver. Following the amendment, the Senior Credit Facility is now comprised of: $150.0 million Term Loan A due August 2015; $150.0 million Term Loan A-2 due August 2015; $200.0 million Term Loan B due August 2016; and $500.0 million Revolving Credit Facility due August

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of February 10, 2011 and following the BI acquisition, the Company had $493.4 million in borrowings outstanding, net of discount, under the Term Loans, $210.0 million in borrowings under the Revolving Credit Facility, approximately $56.2 million in letters of credit and $233.8 million in additional borrowing capacity under the Revolving Credit Facility.

22.	Condensed Consolidating Financial Information

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

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 2, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$2,614	$221	$36,829	—	$39,664
Restricted cash and investments	—	—	41,150	—	41,150
Accounts receivable, less allowance for doubtful accounts	121,749	129,903	23,832	—	275,484
Deferred income tax assets, net	15,191	12,808	4,127	—	32,126
Prepaid expenses and other current assets	12,325	23,555	9,256	(8,426)	36,710

Total current assets	151,879	166,487	115,194	(8,426)	425,134

Restricted Cash and Investments	6,168	—	43,324	—	49,492
Property and Equipment, Net	433,219	867,046	211,027	—	1,511,292
Assets Held for Sale	3,083	6,887	—	—	9,970
Direct Finance Lease Receivable	—	—	37,544	—	37,544
Intercompany Receivable	203,703	14,380	1,805	(219,888)	—
Deferred Income Tax Assets, Net	—		936		936
Goodwill	34	244,151	762	—	244,947
Intangible Assets, Net	—	85,384	2,429	—	87,813
Investment in Subsidiaries	1,184,297	—	—	(1,184,297)	—
Other Non-Current Assets	24,020	45,820	28,558	(41,750)	56,648

	$2,006,403	$1,430,155	$441,579	$(1,454,361)	$2,423,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$57,015	$13,254	$3,611	—	$73,880
Accrued payroll and related taxes	6,535	10,965	15,861	—	33,361
Accrued expenses	55,081	41,368	33,624	(8,426)	121,647
Current portion of capital lease obligations, long-term debt and non-recourse debt	9,500	782	31,292	—	41,574

Total current liabilities	128,131	66,369	84,388	(8,426)	270,462

Deferred Income Tax Liabilities	15,874	47,652	20	—	63,546
Intercompany Payable	1,805	199,994	18,089	(219,888)	—
Other Non-Current Liabilities	22,767	25,839	40,006	(41,750)	46,862
Capital Lease Obligations	—	13,686	—	—	13,686
Long-Term Debt	798,336	—	—	—	798,336
Non-Recourse Debt	—	—	191,394	—	191,394
Commitments & Contingencies
Total Shareholders’ Equity	1,039,490	1,076,615	107,682	(1,184,297)	1,039,490

	$2,006,403	$1,430,155	$441,579	$(1,454,361)	$2,423,776

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$12,376	$5,333	$16,147	—	$33,856
Restricted cash and investments	—	—	13,313	—	13,313
Accounts receivable, less allowance for doubtful accounts	110,643	53,457	36,656	—	200,756
Deferred income tax assets, net	12,197	1,354	3,469	—	17,020
Prepaid expenses and other current assets	4,428	2,311	7,950	—	14,689

Total current assets	139,644	62,455	77,535	—	279,634

Restricted Cash and Investments	2,900	—	17,855	—	20,755
Property and Equipment, Net	438,504	489,586	70,470	—	998,560
Assets Held for Sale	3,083	1,265	—	—	4,348
Direct Finance Lease Receivable	—	—	37,162	—	37,162
Intercompany Receivable	3,324	13,000	1,712	(18,036)	—
Goodwill	34	39,387	669	—	40,090
Intangible Assets, Net	—	15,268	2,311	—	17,579
Investment in Subsidiaries	650,605	—	—	(650,605)	—
Other Non-Current Assets	23,431	—	26,259	—	49,690

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$35,949	$6,622	$9,285	—	$51,856
Accrued payroll and related taxes	6,729	5,414	13,066	—	25,209
Accrued expenses	55,720	2,890	22,149	—	80,759
Current portion of capital lease obligations, long-term debt and non-recourse debt	3,678	705	15,241	—	19,624

Total current liabilities	102,076	15,631	59,741	—	177,448

Deferred Income Tax Liabilities	6,652	—	408	—	7,060
Intercompany Payable	1,712	—	16,324	(18,036)	—
Other Non-Current Liabilities	32,127	1,015	—	—	33,142
Capital Lease Obligations	—	14,419	—	—	14,419
Long-Term Debt	453,860	—	—	—	453,860
Non-Recourse Debt	—	—	96,791	—	96,791
Commitments & Contingencies
Total Shareholders’ Equity	665,098	589,896	60,709	(650,605)	665,098

	$1,261,525	$620,961	$233,973	$(668,641)	$1,447,818

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended January 2, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$589,009	$522,526	$226,005	$(67,572)	$1,269,968
Operating Expenses	518,387	344,046	180,159	(67,572)	975,020
Depreciation and Amortization	17,011	25,787	5,313	—	48,111
General and Administrative Expenses	46,840	41,552	17,972	—	106,364

Operating Income	6,771	111,141	22,561	—	140,473
Interest Income	5,309	1,326	5,836	(6,200)	6,271
Interest Expense	(29,484)	(6,126)	(11,297)	6,200	(40,707)
Loss on Extinguishment of Debt	(7,933)	—	—	—	(7,933)

Income (Loss) Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	(25,337)	106,341	17,100	—	98,104
Provision for Income Taxes	(6,775)	41,090	5,217	—	39,532
Equity in Earnings of Affiliates, net of income tax provision	—	—	4,218	—	4,218

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	(18,562)	65,251	16,101	—	62,790
Income from Consolidated Subsidiaries, net of income tax provision	81,352			(81,352)	—

Income from Continuing Operations	62,790	65,251	16,101	(81,352)	62,790
Add (Subtract): Loss (Earnings) Attributable to Noncontrolling Interests	—	—	—	678	678

Net Income Attributable to The GEO Group, Inc.	$62,790	$65,251	$16,101	$(80,674)	$63,468

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$620,271	$335,588	$235,747	$(50,516)	$1,141,090
Operating Expenses	523,820	218,679	205,116	(50,516)	897,099
Depreciation and Amortization	17,877	17,128	4,301	—	39,306
General and Administrative Expenses	36,042	19,500	13,698	—	69,240

Operating Income	42,532	80,281	12,632	—	135,445
Interest Income	202	12	4,729	—	4,943
Interest Expense	(19,709)	—	(8,809)	—	(28,518)
Loss on Extinguishment of Debt	(6,839)	—	—	—	(6,839)

Income (Loss) Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	16,186	80,293	8,552	—	105,031
Provision for Income Taxes	6,439	31,937	3,703	—	42,079
Equity in Earnings of Affiliates, net of income tax provision	—	—	3,517		3,517

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	9,747	48,356	8,366	—	66,469
Income from Consolidated Subsidiaries, net of income tax provision	56,722			(56,722)	—

Income from Continuing Operations	66,469	48,356	8,366	(56,722)	66,469
Loss from Discontinued Operations, net of income tax provision	(346)	(193)	—	193	(346)

Net Income	66,123	48,163	8,366	(56,529)	66,123
Add (Subtract): Loss (Earnings) Attributable to Noncontrolling Interests	—	—	—	(169)	(169)

Net Income Attributable to The GEO Group, Inc.	$66,123	$48,163	$8,366	$(56,698)	$65,954

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended December 28, 2008
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$545,590	$327,079	$215,157	$(44,820)	$1,043,006
Operating Expenses	469,903	216,380	180,590	(44,820)	822,053
Depreciation and Amortization	16,284	16,120	5,002	—	37,406
General and Administrative Expenses	34,682	20,792	13,677	—	69,151

Operating Income	24,721	73,787	15,888	—	114,396
Interest Income	323	84	6,638	—	7,045
Interest Expense	(20,505)	—	(9,697)	—	(30,202)
Loss on Extinguishment of Debt	—	—	—	—	—

Income (Loss) Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	4,539	73,871	12,829	—	91,239
Provision for Income Taxes	1,670	27,183	5,180	—	34,033
Equity in Earnings of Affiliates, net of income tax provision	—	—	4,623	—	4,623

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	2,869	46,688	12,272	—	61,829
Income from Consolidated Subsidiaries, net of income tax provision	58,960			(58,960)	—

Income from Continuing Operations	61,829	46,688	12,272	(58,960)	61,829
Loss from Discontinued Operations, net of income tax provision	(2,551)	(628)	(2,929)	3,557	(2,551)

Net Income	59,278	46,060	9,343	(55,403)	59,278
Add (Subtract): Loss (Earnings) Attributable to Noncontrolling Interests	—	—	—	(376)	(376)

Net Income Attributable to The GEO Group, Inc.	$59,278	$46,060	$9,343	$(55,779)	$58,902

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 2, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Cash Flow From Operating Activities:
Net cash provided by operating activities	$75,651	$10,922	$39,629	$126,202

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(260,255)	—	—	(260,255)
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of property and equipment	—	528	—	528
Change in restricted cash	—	—	(11,432)	(11,432)
Capital expenditures	(80,016)	(15,801)	(1,244)	(97,061)

Net cash used in investing activities	(340,271)	(15,314)	(12,676)	(368,261)

Cash Flow from Financing Activities:
Proceeds from long-term debt	726,000	—	—	726,000
Payments on long-term debt	(386,285)	(720)	(10,440)	(397,445)
Income tax benefit of equity compensation	3,926	—	—	3,926
Debt issuance costs	(8,400)	—	—	(8,400)
Payments for purchase of treasury shares	(80,000)	—	—	(80,000)
Payments on retirement of common stock	(7,078)	—	—	(7,078)
Proceeds from the exercise of stock options	6,695	—	—	6,695

Net cash provided by (used in) financing activities	254,858	(720)	(10,440)	243,698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,169	4,169

Net Increase (Decrease) in Cash and Cash Equivalents	(9,762)	(5,112)	20,682	5,808
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$2,614	$221	$36,829	$39,664

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 3, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Cash Flow From Operating Activities:
Net cash provided by operating activities	$(5,448)	$119,792	$16,761	$131,105

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	—	(38,386)	—	(38,386)
Proceeds from sale of property and equipment	150	29	—	179
Dividends from subsidiary	7,400	—	(7,400)	—
Change in restricted cash	—	—	2,713	2,713
Capital expenditures	(72,379)	(75,556)	(1,844)	(149,779)

Net cash used in investing activities	(64,829)	(113,913)	(6,531)	(185,273)

Cash Flow from Financing Activities:
Cash dividends to noncontrolling interests	—	—	(176)	(176)
Proceeds from long-term debt	333,000	—	—	333,000
Payments on long-term debt	(252,678)	(676)	(14,120)	(267,474)
Income tax benefit of equity compensation	601	—	—	601
Debt issuance costs	(17,253)	—	—	(17,253)
Termination of interest rate swap agreements	1,719	—	—	1,719
Proceeds from the exercise of stock options	1,457	—	—	1,457

Net cash provided by (used in) financing activities	66,846	(676)	(14,296)	51,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,495	4,495

Net Increase (Decrease) in Cash and Cash Equivalents	(3,431)	5,203	429	2,201
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$12,376	$5,333	$16,147	$33,856

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended December 28, 2008
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group Inc.	Guarantors	Subsidiaries	Consolidated
	(Dollars in thousands)

Cash Flow From Operating Activities:
Net cash provided by operating activities	$42,322	$3,374	$25,773	$71,469

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	1,029	107	1,136
Purchase of shares in consolidated affiliate	—	—	(2,189)	(2,189)
Dividend from subsidiary	2,676	—	(2,676)	—
Change in restricted cash	—	29	423	452
Capital expenditures	(123,401)	(3,615)	(3,974)	(130,990)

Net cash used in investing activities	(120,725)	(2,557)	(8,309)	(131,591)

Cash Flow from Financing Activities:
Cash dividends to noncontrolling interests	—	—	(125)	(125)
Proceeds from long-term debt	156,000	—	—	156,000
Payments on long-term debt	(85,678)	(822)	(13,656)	(100,156)
Income tax benefit of equity compensation	786	—	—	786
Debt issuance costs	(3,685)	—	—	(3,685)
Proceeds from the exercise of stock options	753	—	—	753

Net cash provided by (used in) financing activities	68,176	(822)	(13,781)	53,573

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(6,199)	(6,199)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,227)	(5)	(2,516)	(12,748)
Cash and Cash Equivalents, beginning of period	26,034	135	18,234	44,403

Cash and Cash Equivalents, end of period	$15,807	$130	$15,718	$31,655

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

On August 12, 2010, we acquired Cornell, at which time Cornell became our subsidiary. See Note 2 to the condensed consolidated financial statements contained in this Annual Report for further details of the transaction. We are currently in the process of assessing and integrating Cornell’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal controls over financial reporting at January 2, 2011, excludes the operations of Cornell as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of Cornell in its assessment of internal controls over financial reporting within one year from the date of acquisition.

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of January 2, 2011.

(b)	Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered
Certified Public Accountants” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of January 2, 2011.

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

Effective March 1, 2011, we amended the following executive employment agreements with our named executive officers, as determined as of the end of fiscal year 2009 and reflected in our proxy statement for the 2010 annual meeting of shareholders filed on March 24, 2010:

•	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between GEO and George C. Zoley;

•	Senior Officer Employment Agreement, effective August 3, 2009, by and between GEO and Brian R. Evans;

•	Senior Officer Employment Agreement, dated March 23, 2005, by and between GEO and John M. Hurley; and

•	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between GEO and John J. Bulfin.

We amended the above executive employment agreements to reflect the new 2011 annual base salaries approved by the Compensation Committee for Messrs. Zoley, Evans, Hurley and Bulfin of $1,145,000, $500,000, $500,000 and $435,000, respectively. Additionally, we amended the above executive employment agreements to add a provision that all outstanding unvested stock options and restricted stock granted to each of Messrs. Zoley, Evans, Hurley and Bulfin fully vest immediately upon a “termination without cause” as such term is defined in each of their employment agreements, as approved by the Compensation Committee.

The foregoing description of the amendments to each of the executive employment agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the amendments, copies of which are filed herewith as Exhibits 10.33, 10.34, 10.35 and 10.36, respectively, and are incorporated herein by reference.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2011 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 154

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit
Number			Description

2.1		—	Agreement and Plan of Merger, dated as of September 19, 2006, among the Company, GEO Acquisition II, Inc. and CentraCore Properties Trust (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 21, 2006)
2.2		—	Agreement and Plan of Merger, dated as of August 28, 2009 by and among Just Care, Inc., GEO Care, Inc. and GEO Care Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 3, 2009)
2.3		—	Agreement and Plan of Merger, dated as of April 18, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on April 20, 2010)
2	.3A	—	Amendment to Agreement and Plan of Merger, dated as of July 22, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1A of the Company’s report on Form 8-K, filed on July 22, 2010).
2.4		—	Agreement and Plan of Merger, dated as of December 21, 2010, by and among The GEO Group, Inc., GEO Acquisition IV, Inc., BII Holding Corporation, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 28, 2010)
3.1		—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)
3.2		—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.3		—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.4		—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.5		—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)
3.6		—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on April 2, 2008)
4.1		—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)
4.2		—	Indenture dated as of October 20, 2009 among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/4% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 20, 2009)
4.3		—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011)
10.1		—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.2		—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

Exhibit
Number		Description

10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†
10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†
10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†
10.7	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.8	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†
10.9	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.10	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†
10.11	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†
10.12	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)
10.13	—	The Geo Group, Inc. Senior Management Performance Award Plan.*†
10.14	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K January 7, 2009)†
10.15	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K January 7, 2009)†
10.16	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†
10.17	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†
10.18	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†
10.19	—	Registration Rights Agreement dated as of October 20, 2009 by and among the Company, the Guarantors party thereto and Banc of America Securities LLC, on behalf of itself and the other Initial Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on October 20, 2009)
10.20	—	Credit Agreement dated as of August 4, 2010 between the Company, as Borrower, certain of GEO’s subsidiaries, as Grantors and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.44 to the Company’s report on Form 8-K/A, filed on December 27, 2010)

Exhibit
Number			Description

10.21		—	Voting Agreement, dated as of April 18, 2010, by and among The Company, Inc. and certain stockholders of Cornell Companies, Inc. named therein (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on April 20, 2010)
10.22		—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8 (File No. 333-169198)).†
10.23		—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan.*†
10.24		—	Voting Agreement, dated as of December 21, 2010, by and among the Company, Inc., GEO Acquisition IV, Inc. and certain stockholders of BII Holding Corporation (incorporated by reference to Exhibit 10.47 to the Company’s report on Form 8-K, filed on December 28, 2010)
10.25		—	Registration Rights Agreement, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc. as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 16, 2011).
10.26		—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010).†
10.27		—	First Amendment to Second Amended and Restated Executive Employment Agreement, effective March 1, 2011, by and between the Company and George C. Zoley*†
10.28		—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans*†
10.29		—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley*†
10.30		—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin*†
21.1		—	Subsidiaries of the Company*
23.1		—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*
31.1		—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	.INS	—	XBRL Instance Document
101	.SCH	—	XBRL Taxonomy Extension Schema
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	—	XBRL Taxonomy Extension Label Linkbase
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President &
Chief Financial Officer

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. ZOLEY George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 2, 2011

/s/ BRIAN R. EVANS Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	March 2, 2011

/s/ RONALD A. BRACK Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 2, 2011

/s/ CLARENCE E. ANTHONY Clarence E. Anthony	Director	March 2, 2011

/s/ NORMAN A. CARLSON Norman A. Carlson	Director	March 2, 2011

/s/ ANNE N. FOREMAN Anne N. Foreman	Director	March 2, 2011

/s/ RICHARD H. GLANTON Richard H. Glanton	Director	March 2, 2011

/s/ CHRISTOPHER C. WHEELER Christopher C. Wheeler	Director	March 2, 2011

THE GEO GROUP, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2011, January 3, 2010, and December 28, 2008

	Balance at	Charged to	Charged	Deductions,	Balance at
	Beginning	Cost and	to Other	Actual	End of
Description	of Period	Expenses	Accounts	Charge-Offs	Period
	(In thousands)

YEAR ENDED JANUARY 2, 2011:
Allowance for doubtful accounts	$429	$932	$—	$(53)	$1,308
YEAR ENDED JANUARY 3, 2010:
Allowance for doubtful accounts	$625	$485	$(346)	$(335)	$429
YEAR ENDED DECEMBER 28, 2008:
Allowance for doubtful accounts	$445	$602	$(302)	$(120)	$625
YEAR ENDED JANUARY 2, 2011:
Asset Replacement Reserve	$—	$—	$—	$—	$—
YEAR ENDED JANUARY 3, 2010:
Asset Replacement Reserve	$623	$(613)	$—	$(10)	$—
YEAR ENDED DECEMBER 28, 2008:
Asset Replacement Reserve	$885	$54	$—	$(316)	$623