Form 10-Q
period 2011-04-03
GEO GROUP INC
filed 2011-05-10
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 3, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, the registrant had 64,877,769 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
CONSOLIDATED STATEMENTS OF INCOME FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2011 AND APRIL 4, 2010 (UNAUDITED)	3
CONSOLIDATED BALANCE SHEETS AS OF APRIL 3, 2011 (UNAUDITED) AND JANUARY 2, 2011	4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2011 AND APRIL 4, 2010 (UNAUDITED)	5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	56
ITEM 4. CONTROLS AND PROCEDURES	56
PART II — OTHER INFORMATION	57
ITEM 1. LEGAL PROCEEDINGS	57
ITEM 1A. RISK FACTORS	58
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	58
ITEM 4. REMOVED AND RESERVED	58
ITEM 5. OTHER INFORMATION	58
ITEM 6. EXHIBITS	58
SIGNATURES	60
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED
APRIL 3, 2011 AND APRIL 4, 2010
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Revenues	$391,766	$287,542
Operating expenses	299,286	226,332
Depreciation and amortization	18,802	9,238
General and administrative expenses	32,788	17,448

Operating income	40,890	34,524
Interest income	1,569	1,229
Interest expense	(16,961)	(7,814)

Income before income taxes and equity in earnings of affiliate	25,498	27,939
Provision for income taxes	9,780	10,821
Equity in earnings of affiliate, net of income tax provision of $1,024 and $786	662	590

Net income	16,380	17,708
Net (income) loss attributable to noncontrolling interests	410	(36)

Net income attributable to The GEO Group, Inc.	$16,790	$17,672

Weighted-average common shares outstanding:
Basic	64,291	50,711

Diluted	64,731	51,640

Income per Common Share Attributable to The GEO Group, Inc. — Basic	$0.26	$0.35

Income per Common Share Attributable to The GEO Group, Inc. — Diluted	$0.26	$0.34

Comprehensive income:
Net income	$16,380	$17,708
Total other comprehensive income, net of tax	305	184

Total comprehensive income	16,685	17,892
Comprehensive (income) loss attributable to noncontrolling interests	417	(55)

Comprehensive income attributable to The GEO Group, Inc.	$17,102	$17,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 3, 2011 AND JANUARY 2, 2011
(In thousands, except share data)

	April 3, 2011	January 2, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$85,894	$39,664
Restricted cash and investments (including VIEs[1] of $30,608 and $34,049, respectively)	37,593	41,150
Accounts receivable, less allowance for doubtful accounts of $1,605 and $1,308	278,654	275,778
Deferred income tax assets, net	47,983	32,126
Prepaid expenses and other current assets	31,897	36,377

Total current assets	482,021	425,095

Restricted Cash and Investments (including VIEs of $30,540 and $33,266, respectively)	49,974	49,492
Property and Equipment, Net (including VIEs of $166,073 and $167,209, respectively)	1,568,517	1,511,292
Assets Held for Sale	10,269	9,970
Direct Finance Lease Receivable	36,758	37,544
Deferred Income Tax Assets, Net	936	936
Goodwill	527,118	244,009
Intangible Assets, Net	210,598	87,813
Other Non-Current Assets	69,944	56,648

Total Assets	$2,956,135	$2,422,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,158	$73,880
Accrued payroll and related taxes	48,834	33,361
Accrued expenses	117,446	120,670
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $19,570 and $19,365, respectively)	50,047	41,574

Total current liabilities	296,485	269,485

Deferred Income Tax Liabilities	107,370	63,546
Other Non-Current Liabilities	61,905	46,862
Capital Lease Obligations	13,888	13,686
Long-Term Debt	1,236,241	798,336
Non-Recourse Debt (including VIEs of $126,320 and $132,078, respectively)	184,867	191,394
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 84,948,682 and 84,506,772 issued and 64,874,369 and 64,432,459 outstanding, respectively	849	845
Additional paid-in capital	721,701	718,489
Retained earnings	445,335	428,545
Accumulated other comprehensive income	10,383	10,071
Treasury stock 20,074,313 shares	(139,049)	(139,049)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,039,219	1,018,901
Noncontrolling interests	16,160	20,589

Total shareholders’ equity	1,055,379	1,039,490

Total Liabilities and Shareholders’ Equity	$2,956,135	$2,422,799

1	Variable interest entities or “VIEs”
The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED
APRIL 3, 2011 AND APRIL 4, 2010
(In thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Cash Flow from Operating Activities:
Net Income	$16,380	$17,708
Net (income) loss attributable to noncontrolling interests	410	(36)

Net income attributable to The GEO Group, Inc.	16,790	17,672
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	18,802	9,238
Amortization of debt issuance costs and discount	226	1,272
Restricted stock expense	738	816
Stock option plan expense	1,323	376
Provision for doubtful accounts	407	—
Equity in earnings of affiliates, net of tax	(662)	(590)
Income tax benefit of equity compensation	(172)	(112)
Loss on sale of property and equipment	132	—
Dividends received from unconsolidated joint venture	5,402	3,909
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	29,142	21,465
Changes in accounts payable, accrued expenses and other liabilities	(3,051)	10,688

Net cash provided by operating activities	69,077	64,734

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—
Just Care purchase price adjustment	—	(41)
Proceeds from sale of property and equipment	250	100
Change in restricted cash	3,199	(2,257)
Capital expenditures	(38,696)	(15,737)

Net cash used in investing activities	(444,854)	(17,935)

Cash Flow from Financing Activities:
Payments on long-term debt	(21,666)	(12,799)
Proceeds from long-term debt	461,000	15,000
Distribution to MCF partners	(4,012)	—
Payments for purchase of treasury shares	—	(53,845)
Proceeds from the exercise of stock options	983	1,138
Income tax benefit of equity compensation	172	112
Debt issuance costs	(9,277)	—

Net cash provided by (used in) financing activities	427,200	(50,394)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,193)	15

Net Increase in Cash and Cash Equivalents	46,230	(3,580)
Cash and Cash Equivalents, beginning of period	39,664	33,856

Cash and Cash Equivalents, end of period	$85,894	$30,276

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$21,834	$8,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 2, 2011. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirteen weeks ended April 3, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2012.
The GEO Group, Inc. is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. The Company offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. The Company, through its acquisition of BII Holding Corporation (“BI Holding”), is also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BI Holding has an exclusive contract with U.S. Immigration and Customs Enforcement (“ICE”) to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company also provides secure transportation services for offender and detainee populations as contracted.
On August 12, 2010, the Company acquired Cornell Companies Inc., (“Cornell”) and on February 10, 2011, the Company completed its acquisition of BI Holding. As of April 3, 2011, the Company’s worldwide operations included the management and/or ownership of approximately 80,000 beds at 116 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring services, tracking more than 60,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states. Refer to Note 2.
Except as discussed in Note 15, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011 for the fiscal year ended January 2, 2011. During the thirteen weeks ended April 3, 2011 the Company implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As discussed in Note 2, the Company is still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to those of the Company. At this time, the Company is not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of April 3, 2011.
Reclassifications
The Company’s noncontrolling interest in South Africa Custodial Custodial Management Pty. Limited (“SACM”) has been reclassified from operating expenses to noncontrolling interest in the consolidated statements of income for the thirteen weeks ended April 4, 2010, as this item has become more significant due to the noncontrolling interest in Municipal Correctional Finance, L.P. (“MCF”) acquired from Cornell. Also, as a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regard to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the

GEO Care segment and are no longer included within the U.S. Detention & Corrections segment. All prior year amounts have been conformed to the current year presentation.
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
2. BUSINESS COMBINATIONS
Acquisition of BII Holding
On February 10, 2011, the Company completed its acquisition of B.I. Incorporated (“BI”), a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P (the “BI Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the BI Acquisition, the Company paid merger consideration of $409.6 million in cash, net of cash acquired of $9.7 million, excluding transaction related expenses and subject to certain adjustments, for 100% of BI’s outstanding common stock. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest. was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration. In connection with the BI Acquisition and included in general and administrative expenses, the Company incurred $3.9 million in non-recurring transaction costs for the thirteen weeks ended April 3, 2011.
The Company is identified as the acquiring company for US GAAP accounting purposes and believes its acquisition of BI provides it with the ability to offer turn-key solutions to its customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which the Company refers to as the corrections lifecycle. Under the acquisition method of accounting, the purchase price for BI was allocated to BI’s net tangible and intangible assets based on their estimated fair values as of February 10, 2011, the date of closing and the date that the Company obtained control over BI. In order to determine the fair values of certain tangible and intangible assets acquired, the Company has engaged a third party independent valuation specialist. For all other assets acquired and liabilities assumed, the recorded fair value was determined by the Company’s management and represents an estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
The preliminary allocation of the purchase price is based on the best information available and is provisional pending, among other things: (i) final agreement of the adjustment to the purchase price based upon the level of net working capital, and the fair value of certain components thereof, transferred at closing; (ii) the valuation of the fair values and useful lives of property and equipment acquired; (iii) finalization of the valuations and useful lives for intangible assets for customer relationships, non-compete agreements, technology and patents; (iv) income taxes; and (v) certain contingent liabilities. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary purchase price allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. The Company does not believe that any of the goodwill recorded as a result of the BI Acquisition will be deductible for federal income tax purposes. The Company is still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to those of the Company. At this time, the Company is not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of April 3, 2011. The preliminary purchase price consideration of $409.6 million, net of cash acquired of $9.7 million, excluding transaction related expenses and subject to certain adjustments, was allocated to the assets acquired and liabilities assumed, based on management’s estimates at the time of this Quarterly Report, as follows (in ‘000’s):

Preliminary
Purchase Price
Allocation
Accounts receivable	$18,321
Prepaid and other current assets	3,783
Deferred income tax assets	15,970
Property and equipment	22,359
Intangible assets	126,900
Other long-term assets	8,884

Total assets acquired	196,217

Accounts payable	(3,977)
Accrued expenses	(8,461)
Deferred income tax liabilities	(43,824)
Long-term debt	(2,014)
Other long-term liabilities	(11,431)

Total liabilities assumed	(69,707)

Total identifiable net assets	126,510
Goodwill	283,097

Total cash consideration	$409,607

The Company has included revenue and earnings, excluding intercompany transactions, of approximately $17.8 million and $0.5 million, respectively, in its consolidated statement of income for thirteen weeks ended April 3, 2011 for BI activity since February 10, 2011, the date of acquisition.
Acquisition of Cornell Companies, Inc.
On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, among the Company, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million. The current allocation of the purchase price is subject to change within the measurement period (up to one year from the acquisition date) if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The primary areas that are not yet finalized relate to the calculation of certain tax assets and liabilities. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition.
The Company has retrospectively adjusted provisional amounts with respect to the Cornell acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a net decrease of $0.9 million in goodwill, an increase to accounts receivable of $0.2 million, a decrease to prepaid and other current assets of $0.3 million and a decrease to accrued expenses of $1.0 million. The purchase price allocation as of April 3, 2011 is as follows (in ’000’s):

	Acquisition Date		Adjusted Acquisition
	Estimated Fair Value as of	Measurement Period	Date Estimated Fair
	January 2, 2011	Adjustments	Value as of April 3, 2011
Accounts receivable	$55,142	294	$55,436
Prepaid and other current assets	13,314	(333)	12,981
Deferred income tax assets	21,273	—	21,273
Restricted assets	44,096	—	44,096
Property and equipment	462,771	—	462,771
Intangible assets	75,800	—	75,800
Out of market lease assets	472	—	472
Other long-term assets	7,510	—	7,510

Total assets acquired	680,378	(39)	680,339

Accounts payable and accrued expenses	(56,918)	977	(55,941)
Fair value of non-recourse debt	(120,943)	—	(120,943)
Out of market lease liabilities	(24,071)	—	(24,071)
Deferred income tax liabilities	(42,771)	—	(42,771)
Other long-term liabilities	(1,368)	—	(1,368)

Total liabilities assumed	(246,071)	977	(245,094)

Total identifiable net assets	434,307	938	435,245
Goodwill	204,724	(938)	203,786

Fair value of Cornell’s net assets	639,031	—	639,031
Noncontrolling interest	(20,700)	—	(20,700)

Total consideration for Cornell, net of cash acquired	$618,331	$—	$618,331

Pro forma financial information
The pro forma financial statement information set forth in the table below is provided for informational purposes only and presents comparative revenue and earnings for the Company as if the acquisitions of BI and Cornell and the financing of these transactions had occurred on January 4, 2010, which is the beginning of the first period presented. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense, amortization expense, (ii) adjustments to eliminate intercompany transactions, (iii) adjustments to remove $5.9 million in non-recurring charges directly related to these acquisitions that were included in the combined Companies’ financial results and (iv) the income tax impact of the adjustments. For the purposes of the table and disclosure below, earnings is the same as net income attributable to The GEO Group, Inc. shareholders (in thousands):

	Thirteen Weeks Ended
	April 3 , 2011	April 4 , 2010
Pro forma revenues	$405,357	$412,991
Pro forma net income attributable to The GEO Group, Inc. shareholders	$20,061	$20,103
3. SHAREHOLDERS’ EQUITY
The following table represents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

					Accumulated
			Additional		Other				Total
	Common shares		Paid-In	Retained	Comprehensive	Treasury shares		Noncontrolling	Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity
Balance January 2, 2011	64,432	$845	$718,489	$428,545	$10,071	20,074	$(139,049)	$20,589	$1,039,490
Stock option and restricted stock award transactions	442	4	979						983
Tax benefit related to equity compensation			172						172
Stock based compensation expense			2,061						2,061
Distribution to noncontrolling interest								(4,012)	(4,012)
Comprehensive income (loss):
Net income (loss):				16,790				(410)	16,380
Change in foreign currency translation, net					480			(7)	473
Pension liability, net					9				9
Unrealized loss on derivative instruments, net					(177)				(177)

Total comprehensive income (loss)				16,790	312			(417)	16,685

Balance April 3, 2011	64,874	$849	$721,701	$445,335	$10,383	20,074	$(139,049)	$16,160	$1,055,379

Noncontrolling interests
Noncontrolling interests in consolidated entities represent equity that other investors have contributed to MCF and the noncontrolling interest in SACM. Noncontrolling interests are adjusted for income and losses allocable to the other shareholders in these entities.
Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF as of August 12, 2010. The noncontrolling interest in MCF represents 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company includes the results of operations and financial position of MCF in its consolidated financial statements. MCF owns eleven facilities which it leases to the Company.
The Company includes the results of operations and financial position of SACM, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. SACM currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of SACM are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirteen weeks ended April 3, 2011. The noncontrolling interest as of April 3, 2011 and January 2, 2011 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. In the thirteen weeks ended April 3, 2011, there was a cash distribution to the partners of MCF of $4.0 million. There were no contributions from owners or distributions to owners in the thirteen weeks ended April 4, 2010.
4. EQUITY INCENTIVE PLANS
The Company had awards outstanding under four equity compensation plans at April 3, 2011: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of April 3, 2011, under the 2006 Plan, the Company had 1,445,350 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 1,216,196 shares were available for the issuance of awards other than stock options. See “Restricted Stock” below for further discussion.
Stock Options
A summary of the activity of stock option awards issued and outstanding under Company Plans is presented below.

	April 3, 2011
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at January 2, 2011	1,401	$15.01	5.84	$13,517
Options granted	503	24.61
Options exercised	(72)	13.67
Options forfeited/canceled/expired	(11)	22.17

Options outstanding at April 3, 2011	1,821	17.67	6.76	$15,531

Options exercisable at April 3, 2011	1,134	14.64	5.25	$13,107

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. During the thirteen weeks ended April 3, 2011, the Company’s Board of Directors approved the issuance of 477,500 stock option awards to employees of the Company and 25,000 stock option awards to the Company’s directors. These awards vested 20% on the date of grant and will vest in 20% increments annually through 2015. The fair value of each option awarded was as $9.72. For the thirteen weeks ended April 3, 2011 and April 4, 2010, the amount of stock-based compensation expense related to stock options was $1.3 million and $0.4 million, respectively. As of April 3, 2011, the Company had $4.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.4 years.
Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. The shares of restricted stock granted under the 2006 Plan vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. A summary of the activity of restricted stock outstanding is as follows:

		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 2, 2011	160,530	$21.12
Granted	370,010	24.59
Vested	—
Forfeited/canceled	—

Restricted stock outstanding at April 3, 2011	530,540	$23.54
During the thirteen weeks ended April 3, 2011, the Company’s Board of Directors approved awards for 165,010 shares of restricted stock to its senior employees and directors. Of these restricted stock awards, 49,010 of these shares vest over three years while the remaining 116,000 vest over four years. In addition, the Company’s Board of Directors approved the award of 205,000 performance based shares to the Company’s Chief Executive Officer and Senior Vice Presidents which will vest over a 3-year period. These performance based shares will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ended January 1, 2012. The aggregate fair value of these awards, based on the closing price of the Company’s common stock on the grant date, was $9.1 million. During the thirteen weeks ended April 3, 2011 and April 4, 2010, the Company recognized $0.7 million and $0.8 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of April 3, 2011, the Company had $10.0 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 3.0 years.

5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 3, 2011 and April 4, 2010 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Net income	$16,380	$17,708
Net (income) loss attributable to noncontrolling interests	410	(36)

Income attributable to The GEO Group, Inc.	$16,790	$17,672
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	64,291	50,711

Per share amount	$0.26	$0.35

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	64,291	50,711
Effect of dilutive securities:
Stock options and restricted stock	440	929

Weighted average shares assuming dilution	64,731	51,640

Per share amount	$0.26	$0.34

For the thirteen weeks ended April 3, 2011, 32,074 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
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
As of April 3, 2011, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (losses) recognized and recorded in earnings related to these fair value hedges was $(1.0) million and $0.4 million in the thirteen weeks ended April 3, 2011 and April 4, 2010 respectively. As of April 3, 2011 and January 2, 2011, the swap assets’ fair values were $2.3 million and $3.3 million, respectively and are included as Other Non-Current Assets in the accompanying balance sheets. There was no material ineffectiveness of these interest rate swaps for the fiscal periods ended April 3, 2011 or April 4, 2010.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.2 million and $0.0 million for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. The total value of the swap asset as of April 3, 2011 and January 2, 2011 was $1.6 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The Company has retrospectively adjusted a portion of its goodwill with respect to the Cornell acquisition to reflect changes in the provisional amounts recognized at January 2, 2011 based on new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Refer to Note 2. Such adjustments resulted in a net decrease of $0.9 million in goodwill which is reflected in the balance below as of January 2, 2011. Changes in the Company’s goodwill balances for the thirteen weeks ended April 3, 2011 were as follows (in thousands):

			Foreign
			currency
	January 2, 2011	Acquisitions	translation	April 3, 2011
U.S. Detention & Corrections	$175,990	$—	$—	$175,990
GEO Care	67,257	283,097	—	350,354
International Services	762	—	12	774

Total Goodwill	$244,009	$283,097	$12	$527,118

On February 10, 2011, the Company acquired BI and recorded goodwill representing the strategic benefits of the Acquisition including the combined Company’s increased scale and the diversification of service offerings. Goodwill resulting from business combinations includes the excess of the Company’s purchase price over net assets of BI acquired of $283.1 million.
Intangible assets consisted of the following (in thousands):

	Useful Life	U.S. Detention &	International
	in Years	Corrections	Services	GEO Care	Total
Finite-lived intangible assets:
Management contracts	1-17	$49,850	$2,754	$41,300	$93,904
Covenants not to compete	1-4	4,349	—	2,821	7,170

Gross carrying value of January 2, 2011		54,199	2,754	44,121	101,074

Changes to gross carrying value during the thirteen weeks ended April 3, 2011:
Finite-lived intangible assets:
Management contracts — BI Acquisition	11-14	—	—	61,600	61,600
Covenants not to compete — BI Acquisition	2	—	—	1,400	1,400
Technology — BI Acquisition	7	—	—	21,800	21,800
Foreign currency translation		—	(28)	—	(28)
Indefinite-lived intangible assets:
Trade names — BI Acquisition	Indefinite	—		42,100	42,100

Gross carrying value as of April 3, 2011		54,199	2,726	171,021	227,946
Accumulated amortization expense		(11,640)	(359)	(5,349)	(17,348)

Net carrying value at April 3, 2011		$42,559	$2,367	$165,672	$210,598

On February 10, 2011, the Company acquired BI and recorded identifiable intangible assets related to management contracts, existing technology, non-compete agreements for certain former BI executives and for the trade name associated with BI’s business which is now part of the Company’s GEO Care reportable segment. The weighted average amortization period in total for these acquired intangible assets is 10.9 years and for the acquired management contracts is 12.4 years. As of April 3, 2011, the weighted average period before the next contract renewal or extension for the intangible assets acquired from BI was approximately 1.2 years.

Accumulated amortization expense for the Company’s finite-lived intangible assets in total and by asset class is as follows (in thousands):

	U.S. Detention &	International
	Corrections	Services	GEO Care	Total
Management contracts	$10,567	$359	$3,757	$14,683
Technology	—	—	441	441
Covenants not to compete	1,073	—	1,151	2,224

Total accumulated amortization expense	$11,640	$359	$5,349	$17,348

Amortization expense was $4.1 million and $0.6 million for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively and primarily related to the amortization of intangible assets for acquired management contracts. As of April 3, 2011, the weighted average period before the next contract renewal or extension for all of the Company’s facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.
Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2011 through fiscal year 2015 and thereafter is as follows (in thousands):

	U.S. Detention &	International
	Corrections —	Services —	GEO Care —
	Expense	Expense	Expense	Total Expense
Fiscal Year	Amortization	Amortization	Amortization	Amortization
Remainder of 2011	$4,289	$112	$10,307	$14,708
2012	4,894	149	13,025	18,068
2013	3,556	149	11,451	15,156
2014	3,556	149	11,236	14,941
2015	3,556	149	11,205	14,910
Thereafter	22,708	1,659	66,348	90,715

	$42,559	$2,367	$123,572	$168,498

The table above includes the estimated amortization of the finite-lived intangible assets acquired from BI on February 10, 2011. As discussed in Note 2, the preliminary allocation of the purchase price is based on the best information available and is provisional pending, among other things, the finalization of the valuation of intangible assets, including the estimated useful lives of the finite-lived intangible assets. The finalization of fair value assessments relative to the finite-lived intangible assets may have an impact on the Company’s estimated future amortization expense.
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
All of the Company’s interest rate swap derivatives were in the Company’s favor as of April 3, 2011 and are presented as assets in the table below and in the accompanying balance sheet. The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of April 3, 2011 and January 2, 2011 (in thousands):

		Fair Value Measurements at April 3, 2011
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	April 3, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$3,837	$—	$3,837	$—
Investments other than derivatives	7,573	—	7,573	—

		Fair Value Measurements at January 2, 2011
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 2, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,131	$—	$5,131	$—
Investments other than derivatives	7,533	—	7,533	—
The financial investments included in the Company’s Level 2 fair value measurements as of April 3, 2011 and January 2, 2011 consist of an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.
9. FINANCIAL INSTRUMENTS
The Company’s balance sheet reflects certain financial instruments at carrying value. The following tables present the carrying values of those instruments and the corresponding fair values at April 3, 2011 and January 2, 2011 (in thousands):

	April 3, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$85,894	$85,894
Restricted cash and investments, including current portion	87,567	87,567
Liabilities:
Borrowings under the Senior Credit Facility	$703,465	$710,203
7 3/4% Senior Notes	249,148	267,813
6.625% Senior Notes	300,000	298,689
Non-recourse debt, Australian subsidiary	45,638	45,013
Other non-recourse debt, including current portion	170,915	172,664

	January 2, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$39,664	$39,664
Restricted cash and investments, including current portion	90,642	90,642
Liabilities:
Borrowings under the Senior Credit Facility	$557,758	$562,610
7 3/4% Senior Notes	250,078	265,000
Non-recourse debt, Australian subsidiary	46,300	46,178
Other non-recourse debt, including current portion	176,384	180,340
The fair values of the Company’s Cash and cash equivalents, and Restricted cash and investments approximate the carrying values of these assets at April 3, 2011 and January 2, 2011. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of our 7 3/4% Senior Notes, 6.625% Senior Notes, and certain non-recourse debt are based on market prices, where available, or similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of the borrowings under the Credit Agreement is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.
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
As a result of the acquisition of Cornell in August 2010, the Company assumed the variable interest in MCF of which it is the primary beneficiary and consolidates the entity as a result. MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from Cornell and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016, which are limited non-recourse obligations of MCF and collateralized by the bond reserves, assignment of subleases and substantially all assets related to the eleven facilities. Under the terms of the Lease with Cornell, assumed by the Company, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. MCF’s sole source of revenue is from the Company and as such the Company has the power to direct the activities of the VIE that most significantly impact its performance. The Company’s risk is generally limited to the rental obligations under the operating leases. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation.
The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Holdings, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established in 2001 and was subsequently awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.5 million at April 3, 2011 and its guarantees related to SACS discussed in Note 11.
The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”), GEO Amey PECS Limited (“GEOAmey”) and Amey UK PLC (“Amey Guarantor”) to form a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in the United Kingdom and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. Both parties guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of April 3, 2011, GEOAmey had not incurred any operating costs and as such, there was no impact to the Company’s consolidated financial statements as of and for the thirteen weeks ended April 3, 2011. The Company expects that GEOAmey will commence operations in August 2011.
11. DEBT
Senior Credit Facility
On August 4, 2010, the Company terminated its Third Amended and Restated Credit Agreement (“Prior Senior Credit Agreement”) and entered into a new Credit Agreement (the “Senior Credit Facility”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, the Company entered into Amendment No. 1 (“Amendment No. 1”), to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased the Company’s borrowing capacity by $250.0 million. As of April 3, 2011, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A due August 2015 (“Term Loan A”), bearing interest at LIBOR plus 2.25%, (ii) a $150.0 million Term Loan A-2 due August 2015 (“Term Loan A-2”), bearing interest at LIBOR plus 2.75%, (iii) a $200.0 million Term Loan B due August 2016 (“Term Loan B”) bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50%, and (iv) a $500.0 million Revolving Credit Facility due August 2015 (“Revolver”) bearing interest at LIBOR plus 2.25%.
Incremental borrowings of $150.0 million under the Company’s amended Senior Credit Facility along with proceeds from the Company’s $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of April 3, 2011, the Company had $493.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $210.0 million in borrowings under the Revolver, approximately $70.4 million in letters of credit and $219.6 million in additional borrowing capacity under the Revolver. In connection with these borrowings, the Company recorded $9.3 million of deferred financing fees included in Other Non-Current Assets in the accompanying consolidated balance sheet as of April 3, 2011. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of April 3, 2011 was 3.3%.
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

The Senior Credit Facility also does not permit the Company to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Senior Secured Leverage Ratio —
Period	Maximum Ratio
Through and including the last day of the second quarter of the fiscal year 2012	3.25 to 1.00
First day of the third quarter of fiscal year 2012 through and including the last day of the second quarter of the fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00
Additionally, there is an Interest Coverage Ratio under which the lender will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.
Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of April 3, 2011.
6.625% Senior Notes
On February 10, 2011, the Company completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. The Company realized net proceeds of $293.3 million at the close of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Senior Credit Facility, to finance the BI Acquisition. The remaining net proceeds from the offering were used for general corporate purposes.
The 6.625% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of the Company and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of the Company and the guarantors, including the 7 3/4% Senior Notes; senior to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 6.625% Senior Notes and the guarantees; effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under its Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors.
On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and liquidated damages, if any, on the 6.625% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on February 15 of the years indicated below:

Year	Percentage
2016	103.3125%
2017	102.2083%
2018	101.1042%
2019 and thereafter	100.0000%

Before February 15, 2016, the Company may redeem some or all of the 6.625% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a “make whole” premium, together with accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time before February 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 6.625% Senior Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 106.625% of the principal amount of each note to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 6.625% Senior Notes as of April 3, 2011.
7 3/4% Senior Notes
On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”). These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under our Prior Senior Credit Agreement.
The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors, including the 6.625% Senior Notes; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of the Company’s subsidiaries that are not guarantors.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of April 3, 2011.
Non-Recourse Debt
South Texas Detention Complex
The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation (“CSC”). CSC was awarded the contract in February 2004 by the Department of Homeland Security, U.S. Immigration and Customs Enforcement (“ICE”) for development and operation of the detention center. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.63% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of April 3, 2011 and January 2, 2011 was $26.9 million and $27.0 million, respectively, and is included in property and equipment in the accompanying balance sheets.
On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of April 3, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of April 3, 2011, included in current restricted cash and non-current restricted cash is $6.3 million and $5.6 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended April 3, 2011. As of April 3, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.
As of April 3, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $3.8 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF
MCF, one of the Company’s consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of both April 3, 2011 and January 2, 2011, the aggregate principal amount of these bonds was $108.3 million and is included in Non-recourse debt on the accompanying consolidated balance sheet, net of the current portion of $14.6 million.
The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of April 3, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.6 million and $46.3 million at April 3, 2011 and January 2, 2011, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at April 3, 2011, was $5.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.
Guarantees
In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.0 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of Company’s outstanding letters of credit under its Revolver.
The Company has agreed to provide a loan, of up to 20.0 million South African Rand, or $3.0 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.6 million, commencing in 2017. The Company has a liability of $1.8 million and $1.8 million related to this exposure as April 3, 2011 and January 2, 2011, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At April 3, 2011, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.0 million. Except as discussed above, the Company does not have any off balance sheet arrangements.
12. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million, as of April 3, 2011, or $18.7 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company’s management that it proposed to disallow a deduction that the Company realized during the 2005 tax year. In December of 2010, the Company reached an agreement with the office of the IRS Appeals on the amount of the deduction, subject to the review by the Joint Committee on Taxation. The review was completed without change on April 18, 2011, subsequent to the end of the First Quarter. As a result of the review, there was no change to our tax accrual related to this matter.
The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions. On March 9, 2011, SARS filed a notice that it would appeal the lower court’s ruling. The Company continues to believe in the merits of its position and will defend its rights vigorously as the case proceeds to the Court of Appeals. If resolved unfavorably, the Company’s maximum exposure would be $2.6 million.
The Company is a participant in the IRS Compliance Assurance Process (“CAP”) for the 2011 fiscal year. Under the IRS CAP principally transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing the Company’s 2009 and 2010 years as transition years.
During the First Quarter following its acquisition, BI received notice from the IRS that it will audit its 2008 tax year. The audit is currently in progress.

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
Construction Commitments
The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $281.0 million, of which $87.6 million was spent through the first quarter of 2011. The Company estimates the remaining capital requirements related to these capital projects to be approximately $193.4 million, which will be spent through fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2011 could materially increase.
Contract Terminations
Effective February 28, 2011, the Company’s contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated.
Effective April 30, 2011, the Company’s contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated.
Effective May 29, 2011, the Company’s subsidiary in the United Kingdom will no longer manage the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.
13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Operating and Reporting Segments
The Company conducts its business through four reportable business segments: the U.S. Detention & Corrections segment; the International Services segment; the GEO Care segment; and the Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Detention & Corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which is operated by the Company’s wholly-owned subsidiary GEO Care, Inc. and conducts its services in the U.S., represents services provided for mental health, residential and non-residential treatment, educational and community based programs, pre-release and halfway house programs, compliance technologies, monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Facility Construction & Design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Disclosures for business segments reflect reclassifications for all periods presented and are as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Revenues:
U.S. Detention & Corrections	$241,630	$189,709
International Services	53,128	45,880
GEO Care	96,889	37,502
Facility Construction & Design	119	14,451

Total revenues	$391,766	$287,542

Depreciation and amortization:
U.S. Detention & Corrections	$12,930	$7,905
International Services	527	435
GEO Care	5,345	898
Facility Construction & Design	—	—

Total depreciation and amortization	$18,802	$9,238

Operating income:
U.S. Detention & Corrections	$55,773	$44,944
International Services	3,952	1,841
GEO Care	13,850	4,239
Facility Construction & Design	103	948

Operating income from segments	73,678	51,972
General and administrative expenses	(32,788)	(17,448)

Total operating income	$40,890	$34,524

	April 3, 2011	January 2, 2011
Segment assets:
U.S. Detention & Corrections	$1,869,843	$1,855,067
International Services	97,210	103,004
GEO Care	766,676	301,334
Facility Construction & Design	26	26

Total segment assets	$2,733,755	$2,259,431

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively (in thousands).

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Total operating income from segments	$73,678	$51,972
Unallocated amounts:
General and Administrative Expenses	(32,788)	(17,448)
Net interest expense	(15,392)	(6,585)

Income before income taxes and equity in earnings of affiliates	$25,498	$27,939

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of April 3, 2011 and January 2, 2011, respectively (in thousands).

	April 3, 2011	January 2, 2011
Reportable segment assets	$2,733,755	$2,259,431
Cash	85,894	39,664
Deferred income tax	48,919	33,062
Restricted cash and investments	87,567	90,642

Total assets	$2,956,135	$2,422,799

Sources of Revenue
The Company derives most of its Detention & Corrections revenue from the management of privatized correctional and detention facilities and also receives revenue from related transportation services. GEO Care derives revenue from the management of residential treatment facilities and community based re-entry facilities and also from its electronic monitoring and evidence-based supervision and treatment services. Facility Construction & Design generates its revenue from the construction and expansion of new and existing correctional, detention and residential treatment facilities. All of the Company’s revenue is generated from external customers (in thousands).

	Thirteen Weeks Ended
	April 3 , 2011	April 4 , 2010
Revenues:
Detention & Corrections	$294,758	$235,589
GEO Care	96,889	37,502
Facility Construction & Design	119	14,451

Total revenues	$391,766	$287,542

     Equity in Earnings of Affiliates
Equity in earnings of affiliates includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Statement of Operations Data
Revenues	$12,171	$10,761
Operating income	4,760	4,092
Net income	1,323	1,180

	April 3, 2011	January 2, 2011
Balance Sheet Data
Current assets	$27,815	$40,624
Non-current assets	49,248	50,613
Current liabilities	3,627	3,552
Non-current liabilities	56,363	60,129
Shareholders’ equity	17,073	27,556
During the thirteen weeks ended April 3, 2011, the Company’s consolidated South African subsidiary, South African Custodial Holdings Pty. Ltd. (“SACH”) received a dividend of $5.4 million from SACS which reduced the Company’s investment in its joint venture. As of April 3, 2011 and January 2, 2011, the Company’s investment in SACS was $8.5 million and $13.8 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
As of April 3, 2011, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of April 3, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. During the fiscal year ended January 2, 2011, the Company paid a former executive $4.4 million in discounted retirement benefits, including a gross up of $1.6 million for certain taxes, under the executive’s non-qualified deferred compensation agreement. The Company’s liability relative to its pension plans and retirement agreements was $14.1 million and $13.8 million as of April 3, 2011 and January 2, 2011, respectively. The long-term portion of the pension liability as of April 3, 2011 and January 2, 2011 was $13.9 million and $13.6 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets.
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

	April 3 , 2011	January 2, 2011
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$13,830	$16,206
Service cost	161	525
Interest cost	167	746
Actuarial gain	—	986
Benefits paid	(59)	(4,633)

Projected benefit obligation, end of period	$14,099	$13,830

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	59	4,633
Benefits paid	(59)	(4,633)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(14,099)	$(13,830)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	—	—
Net loss	1,655	1,671

Accrued pension cost	$1,655	$1,671

	Thirteen Weeks Ended
	April 3 , 2011	April 4 , 2010
Components of Net Periodic Benefit Cost
Service cost	$161	$131
Interest cost	167	187
Amortization of: Prior service cost	—	10
Net loss	16	8

Net periodic pension cost	$344	$336

Weighted Average Assumptions for Expense
Discount rate	5.50%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	Various by Plan	4.50%
The Company expects to pay benefits of $0.2 million in its fiscal year ending January 1, 2012.
15. RECENT ACCOUNTING STANDARDS
The Company implemented the following accounting standards in the thirteen weeks ended April 3, 2011:
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance became effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this standard in the thirteen weeks ended April 3, 2011 did not have a material impact on the Company’s financial position, results of operations and cash flows. As a result of the BI acquisition, the Company also periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price charged by the Company when the elements are sold on a standalone basis.
In December 2010, the FASB issued ASU No. 2010-28 related to goodwill and intangible assets. Under current guidance, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of ASU No 2010-28 is to address circumstances in which entities have reporting units with zero or negative carrying amounts. The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists after considering certain qualitative characteristics, as described in this guidance. This guidance became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company currently does not have any reporting units with a zero or negative carrying value. The implementation of this accounting standard did not have a material impact on the Company’s financial position, results of operations and/or cash flows.
Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company acquired BI during the thirteen weeks ended April 3, 2011 and has implemented this standard, as applicable, to the related business combination disclosures.
16. SUBSEQUENT EVENTS
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company’s management that it proposed to disallow a deduction that the Company realized during the 2005 tax year. In December of 2010, the Company reached an agreement with the office of the IRS Appeals on the amount of the deduction, subject to the review by the Joint Committee on Taxation. The review was completed without change on April 18, 2011, subsequent to the end of the First Quarter. As a result of the review, there was no change to our tax accrual related to this matter.
On May 2, 2011, the Company executed Amendment No. 2 to its Senior Credit Facility. As a result of this amendment, relative to the Company’s Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%.
17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 11, the Company completed a private offering of $300.0 million aggregate principal amount of 6.625% senior unsecured notes due 2021 (such 6.625% Senior Notes collectively with the 7 3/4% Senior Notes issued October 20, 2009, the

“Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The Company’s newly acquired BI subsidiary has been classified in the Condensed Consolidating Financial Information as a guarantor to the Company’s Notes. On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. As of the date these financial statements were issued, the Company had filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes, however the registration statement was not yet effective.
The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:
(i)	The GEO Group, Inc., as the issuer of the Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, which are 100% owned by The GEO Group, Inc., and which are guarantors of the Notes;

(iii)	The Company’s other subsidiaries, on a combined basis, which are not guarantors of the Notes (the “Subsidiary Non-Guarantors”);

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and (b) eliminate the investments in the Company’s subsidiaries; and

(v)	The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

	As of April 3, 2011
			Combined
		Combined	Non-
		Subsidiary	Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
ASSETS
Cash and cash equivalents	$38,601	$3,441	$43,852	$—	$85,894
Restricted cash and investments	—	—	37,593	—	37,593
Accounts receivable, less allowance for doubtful accounts	102,510	153,087	23,057	—	278,654
Deferred income tax assets, net	15,191	28,665	4,127	—	47,983
Prepaid expenses and other current assets	5,733	18,527	8,791	(1,154)	31,897

Total current assets	162,035	203,720	117,420	(1,154)	482,021

Restricted Cash and Investments	7,253	—	42,721	—	49,974
Property and Equipment, Net	474,807	883,741	209,969	—	1,568,517
Assets Held for Sale	3,083	7,186	—	—	10,269
Direct Finance Lease Receivable	—	—	36,758	—	36,758
Intercompany Receivable	395,287	14,212	1,871	(411,370)	—
Deferred Income Tax Assets, Net	—	—	936		936
Goodwill	34	526,311	773	—	527,118
Intangible Assets, Net	—	208,231	2,367	—	210,598
Investment in Subsidiaries	1,395,641	—	—	(1,395,641)	—
Other Non-Current Assets	32,000	68,170	22,812	(53,038)	69,944

	$2,470,140	$1,911,571	$435,627	$(1,861,203)	$2,956,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,736	$30,199	$3,377	$(1,154)	$80,158
Accrued payroll and related taxes	20,059	12,836	15,939	—	48,834
Accrued expenses	52,717	41,712	23,017	—	117,446
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,000	1,360	31,687	—	50,047

Total current liabilities	137,512	86,107	74,020	(1,154)	296,485

Deferred Income Tax Liabilities	15,874	91,476	20	—	107,370
Intercompany Payable	1,871	391,550	17,949	(411,370)	—
Other Non-Current Liabilities	23,891	39,074	51,978	(53,038)	61,905
Capital Lease Obligations	—	13,888	—	—	13,888
Long-Term Debt	1,235,613	628	—	—	1,236,241
Non-Recourse Debt	—	—	184,867	—	184,867
Commitments & Contingencies
Total Shareholders’ Equity	1,055,379	1,288,848	106,793	(1,395,641)	1,055,379

	$2,470,140	$1,911,571	$435,627	$(1,861,203)	$2,956,135

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)

	As of January 2, 2011
			Combined
		Combined	Non-
		Subsidiary	Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,614	$221	$36,829	$—	$39,664
Restricted cash and investments	—	—	41,150	—	41,150
Accounts receivable, less allowance for doubtful accounts	121,749	130,197	23,832	—	275,778
Deferred income tax assets, net	15,191	12,808	4,127	—	32,126
Prepaid expenses and other current assets	12,325	23,222	9,256	(8,426)	36,377

Total current assets	151,879	166,448	115,194	(8,426)	425,095

Restricted Cash and Investments	6,168	—	43,324	—	49,492
Property and Equipment, Net	433,219	867,046	211,027	—	1,511,292
Assets Held for Sale	3,083	6,887	—	—	9,970
Direct Finance Lease Receivable	—	—	37,544	—	37,544
Intercompany Receivable	203,703	14,380	1,805	(219,888)	—
Deferred Income Tax Assets, Net	—		936		936
Goodwill	34	243,213	762	—	244,009
Intangible Assets, Net	—	85,384	2,429	—	87,813
Investment in Subsidiaries	1,184,297	—	—	(1,184,297)	—
Other Non-Current Assets	24,020	45,820	28,558	(41,750)	56,648

	$2,006,403	$1,429,178	$441,579	$(1,454,361)	$2,422,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$57,015	$13,254	$3,611	$—	$73,880
Accrued payroll and related taxes	6,535	10,965	15,861	—	33,361
Accrued expenses	55,081	40,391	33,624	(8,426)	120,670
Current portion of capital lease obligations, long-term debt and non-recourse debt	9,500	782	31,292	—	41,574

Total current liabilities	128,131	65,392	84,388	(8,426)	269,485

Deferred Income Tax Liabilities	15,874	47,652	20	—	63,546
Intercompany Payable	1,805	199,994	18,089	(219,888)	—
Other Non-Current Liabilities	22,767	25,839	40,006	(41,750)	46,862
Capital Lease Obligations	—	13,686	—	—	13,686
Long-Term Debt	798,336	—	—	—	798,336
Non-Recourse Debt	—	—	191,394	—	191,394
Commitments & Contingencies
Total Shareholders’ Equity	1,039,490	1,076,615	107,682	(1,184,297)	1,039,490

	$2,006,403	$1,429,178	$441,579	$(1,454,361)	$2,422,799

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended April 3, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$143,391	$211,226	$55,501	$(18,352)	$391,766
Operating expenses	131,874	143,703	42,061	(18,352)	299,286
Depreciation and amortization	4,256	12,690	1,856	—	18,802
General and administrative expenses	11,465	16,886	4,437	—	32,788

Operating income (loss)	(4,204)	37,947	7,147	—	40,890
Interest income	5,736	325	1,463	(5,955)	1,569
Interest expense	(13,353)	(5,939)	(3,624)	5,955	(16,961)

Income (loss) before income taxes and equity in earnings of affiliates	(11,821)	32,333	4,986	—	25,498
Provision for income taxes	(4,568)	12,493	1,855	—	9,780
Equity in earnings of affiliates, net of income tax provision	—	—	662	—	662

Income (loss) before equity income of consolidated subsidiaries	(7,253)	19,840	3,793	—	16,380
Income from consolidated subsidiaries, net of income tax provision	23,633	—	—	(23,633)	—

Net income	16,380	19,840	3,793	(23,633)	16,380
Net loss attributable to noncontrolling interests	—	—	—	410	410

Net income attributable to the GEO Group, Inc.	$16,380	$19,840	$3,793	$(23,223)	$16,790

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended April 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues	$152,860	$86,996	$60,490	$(12,804)	$287,542
Operating expenses	131,019	55,975	52,142	(12,804)	226,332
Depreciation and amortization	4,212	4,047	979	—	9,238
General and administrative expenses	8,880	5,055	3,513	—	17,448

Operating income	8,749	21,919	3,856	—	34,524
Interest income	301	346	1,169	(587)	1,229
Interest expense	(5,759)	(508)	(2,134)	587	(7,814)

Income before income taxes and equity in earnings of affiliates	3,291	21,757	2,891	—	27,939
Provision for income taxes	1,323	8,750	748	—	10,821
Equity in earnings of affiliates, net of income tax provision	—	—	590	—	590

Income before equity income of consolidated subsidiaries	1,968	13,007	2,733	—	17,708
Income from consolidated subsidiaries, net of income tax provision	15,740	—	—	(15,740)	—

Net income	17,708	13,007	2,733	(15,740)	17,708
Net income attributable to noncontrolling interests	—	—	—	(36)	(36)

Net income attributable to The GEO Group, Inc.	$17,708	$13,007	$2,733	$(15,776)	$17,672

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended April 3, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Consolidated

Cash Flow from Operating Activities:
Net cash provided by operating activities	$41,403	$8,025	$19,649	$69,077

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	250	—	250
Change in restricted cash	—	—	3,199	3,199
Capital expenditures	(33,312)	(4,848)	(536)	(38,696)

Net cash used in investing activities	(442,919)	(4,598)	2,663	(444,854)

Cash Flow from Financing Activities:
Payments on long-term debt	(15,375)	(207)	(6,084)	(21,666)
Proceeds from long-term debt	461,000	—	—	461,000
Distribution to MCF partners	—	—	(4,012)	(4,012)
Proceeds from the exercise of stock options	983	—	—	983
Income tax benefit of equity compensation	172	—	—	172
Debt issuance costs	(9,277)	—	—	(9,277)

Net cash provided by (used in) financing activities	437,503	(207)	(10,096)	427,200

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(5,193)	(5,193)

Net Increase in Cash and Cash Equivalents	35,987	3,220	7,023	46,230
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$38,601	$3,441	$43,852	$85,894

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended April 4 , 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Consolidated

Cash Flow from Operating Activities:
Net cash (used in) provided by operating activities	$54,412	$(2,588)	$12,910	$64,734

Cash Flow from Investing Activities:
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of property and equipment	—	100	—	100
Change in restricted cash	—	—	(2,257)	(2,257)
Capital expenditures	(13,610)	(1,918)	(209)	(15,737)

Net cash used in investing activities	(13,610)	(1,859)	(2,466)	(17,935)

Cash Flow from Financing Activities:
Payments on long-term debt	(6,940)	(171)	(5,688)	(12,799)
Proceeds from long-term debt	15,000	—	—	15,000
Payments for purchase of treasury shares	(53,845)	—	—	(53,845)
Income tax benefit of equity compensation	112	—	—	112
Proceeds from the exercise of stock options	1,138	—	—	1,138

Net cash used in financing activities	(44,535)	(171)	(5,688)	(50,394)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15	15

Net Increase (Decrease) in Cash and Cash Equivalents	(3,733)	(4,618)	4,771	(3,580)
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$8,643	$715	$20,918	$30,276

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, mental health, residential treatment, re-entry, supervision and monitoring and secure transportation services business;

•	our ability to win management contracts for which we have submitted proposals and to retain existing management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	our ability to successfully integrate Cornell Companies Inc., which we refer to as Cornell, and BII Holding Corporation, which we refer to as BI Holding into our business within our expected time-frame and estimates regarding integration costs;

•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of our acquisitions of Cornell and BI Holding;

•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of our acquisitions of Cornell and BI Holding;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended April 3, 2011 as “First Quarter 2011,” and we refer to the thirteen weeks ended April 4, 2010 as “First Quarter 2010.”
We are a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. Through our acquisition of BI Holding, we are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BI Holding has an exclusive contract with U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted.
Our acquisition of Cornell Companies, Inc., which we refer to this transaction as the Cornell Acquisition, in August 2010 added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. On December 21, 2010, we entered into a merger agreement to acquire BII Holding Corporation, which we refer to this transaction as the BI Acquisition. On February 10, 2011, we completed our acquisition of BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI. We believe the addition of BI will provide us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of April 3, 2011, our worldwide operations included the management and/or ownership of approximately 80,000 beds at 116 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring services, tracking more than 60,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.
     We provide a diversified scope of services on behalf of our government clients:
•	our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities;

•	our mental health and residential treatment services involve working with governments to deliver quality care, innovative programming and active patient treatment, primarily in state-owned mental healthcare facilities;

•	our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative, educational and treatment programs;

•	our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system;

•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency; and

•	we provide secure transportation services for offender and detainee populations as contracted.
We maintained an average company-wide facility occupancy rate of 93.4% for the thirteen weeks ended April 3, 2011. As a result of the acquisitions of Cornell and BI, we will benefit from the combined Company’s increased scale and the diversification of service offerings.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 2, 2011, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 2, 2011.
Fiscal 2011 Developments
Acquisition of BII Holding
On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding (the “Merger”), with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, we paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and subject to certain adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by us, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement was repaid by BI with a portion of the $409.6 million merger consideration. We are in the process of integrating BI into our wholly-owned subsidiary, GEO Care.
Senior Notes due 2021
On February 10, 2011, we completed the issuance of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021, which we refer to as the 6.625% Senior Notes, in a private offering under an Indenture dated as of February 10, 2011 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes will accrue at the rate of 6.625% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2011. The 6.625% Senior Notes mature on February 15, 2021. We used the net proceeds from this offering along with $150.0 million of borrowings under our senior credit facility to finance the acquisition of BI and to pay related fees, costs, and expenses. We used the remaining net proceeds for general corporate purposes.
Amendments to Senior Credit Facility
On February 8, 2011, we entered into Amendment No. 1, which we refer to as Amendment No. 1, to our Credit Agreement, which we refer to as the Senior Credit Facility, dated as of August 4, 2010, by and among us, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. This amendment increased our borrowing capacity by $250.0 million and is comprised of $150.0 million in borrowings under a new Term Loan A-2 due August 2015, bearing interest at LIBOR plus 2.75%, and an incremental $100.0 million in borrowing capacity under the existing Revolver. Following the amendment, the Senior Credit Facility is comprised of: a $150.0 million Term Loan A due August 2015; a $150.0 million Term Loan A-2 due August 2015; a $200.0 million Term Loan B due August 2016; and a $500.0 million Revolving Credit Facility due August 2015. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of April 3, 2011, the Company had $493.5 million in aggregate borrowings outstanding, net of discount, under the Term Loans, $210.0 million in borrowings under the Revolving Credit Facility due August 2015, which we refer to as the Revolver, approximately $70.4 million in letters of credit and $219.6 million in additional borrowing capacity under the Revolver.
On May 2, 2011, we executed Amendment No. 2 to our Senior Credit Facility. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%.
Facility Construction
The following table sets forth current expansion and development projects at April 3, 2011:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
Adelanto Facility, California	n/a	650	Q2 2011	(1)	GEO
North Lake Correctional Facility, Michigan	832	2,580	(2)	CDCR (2)	GEO
Karnes County Civil Detention Facility, Texas	600	600	Q1 2012	ICE (3)	GEO
New Castle Correctional Facility, Indiana	512	3,196	Q1 2012	IDOC	GEO
Riverbend Correctional Facility, Georgia	1,500	1,500	Q1 2012	GDOC	GEO

Total	3,444

(1)	We currently do not have a customer for this facility but are marketing these beds to various local, state and federal agencies.

(2)	On November 4, 2010, we announced our signing of a contract with the State of California, Department of Corrections and Rehabilitation for the out-of-state housing of California inmates at the North Lake Correctional Facility. As a result of this new contract, we will complete a cell conversion on the existing 1,748-bed facility in Q3 2011 and expect to complete the expansion of this facility by 832 beds as required to meet the scheduled ramp-up of CDCR inmates.

(3)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with Karnes County.
Contract Terminations
The following contract terminations impact fiscal year 2011. We do not expect that the termination of these contracts will have a material adverse impact, individually or in the aggregate, on our financial condition, results of operations or cash flows.
Effective February 28, 2011, our contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated.
Effective April 30, 2011, our contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated.
Effective May 29, 2011, our subsidiary in the United Kingdom will no longer manage the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.
Contract Awards and Facility Activations
On March 1, 2011, we opened the 100-bed Montgomery County Mental Health Treatment Facility located in Conroe, Texas. GEO Care will manage this county-owned facility under a management contract with Montgomery County, Texas with an initial term effective through August 31, 2011 and unlimited two-year renewal option periods. Montgomery County in turn has an Intergovernmental Agreement with the State of Texas for the housing of a mental health forensic population at this facility.
On March 15, 2011, we announced that our wholly-owned U.K. subsidiary, GEO UK Ltd., was selected as the preferred bidder by the United Kingdom Border Agency for the management and operation of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. The contract for the management and operation of this existing centre will have a term of five years effective September 25, 2011.
On March 16, 2011, we announced that our newly formed joint venture, GEO Amey PECS Ltd. (“GEOAmey”), has been awarded three contracts by the Ministry of Justice in the United Kingdom for the provision of prison escort and custody services in Lots 1, 3, and 4 which encompass all of Wales and all of England except London and the East of England. The contract for the provision of prison escort and custody services in the three Lots will have a base term of seven years with a renewal option period of no more than three years. We expect that GEOAmey will commence operations in August 2011.
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Effective January 3, 2011, our policy relative to revenue recognition, as further discussed below, incorporates amendments in accounting guidance relating to revenue recognition issued by the Financial Accounting Standards Board, which we refer to as FASB. The amendments did not have a significant impact on our financial position, results of operations or cash flows. We are still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to ours. At this time, we are not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of April 3, 2011.
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
We currently maintain a general liability policy and excess liability policy for U.S. Detention & Corrections, GEO Care’s community based services, GEO Care’s youth services and BI with limits of $62.0 million per occurrence and in the aggregate. A separate $35.0 million limit applies to medical professional liability claims arising out of correctional healthcare services. Our wholly-owned subsidiary, GEO Care Inc., has a separate insurance program for their residential services division with a specific loss limit of $35.0 million per occurrence and in the aggregate. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $40.6 million and $40.2 million as of April 3, 2011 and January 2, 2011, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes
Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliates, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $0.3 million for the thirteen weeks ended April 3, 2011.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. Effective January 4, 2010, we completed a depreciation study on our owned correctional facilities and revised the estimated useful lives of certain of our buildings. We have not made any changes in estimate during the thirteen-weeks ended April 3, 2011. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with facility construction. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
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
When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the thirteen weeks ended April 3, 2011 we implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As a result of the BI acquisition, we also periodically sell our monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a standalone basis.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Comparison of Thirteen Weeks Ended April 3, 2011 and Thirteen Weeks Ended April 4, 2010
For the purposes of the discussion below, “First Quarter 2011” refers to the thirteen week period ended April 3, 2011 and “First Quarter 2010” refers to the thirteen week period ended April 4, 2010. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Disclosures for business segments reflect reclassifications for all periods presented.

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$241,630	61.7%	$189,709	66.0%	$51,921	27.4%
International Services	53,128	13.6%	45,880	16.0%	7,248	15.8%
GEO Care	96,889	24.7%	37,502	13.0%	59,387	158.4%
Facility Construction & Design	119	0.0%	14,451	5.0%	(14,332)	(99.2)%

Total	$391,766	100.0%	$287,542	100.0%	$104,224	36.2%

U.S. Detention & Corrections
Revenues increased in First Quarter 2011 compared to First Quarter 2010 primarily due to the acquisition of Cornell which contributed additional revenues of $57.3 million. We also experienced increases at other facilities in First Quarter 2011 due to: (i) the opening of the Blackwater River Correctional Facility (“Blackwater River”) located in Milton, Florida in October 2010 which contributed revenues of $7.3 million and (ii) an increase of $1.7 million at LaSalle Detention Facility (“LaSalle”) located in Jena, Louisiana due to an increase in the population. These increases were offset by aggregate decreases of $14.2 million due to the termination of our contracts at the Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida, Graceville Correctional Facility (“Graceville”) located in Graceville, Florida, South Texas Intermediate Sanction Facility (“South Texas ISF”) in Houston, Texas, North Texas Intermediate Sanction Facility (“North Texas ISF”) located in Fort Worth, Texas, and Bridgeport Correctional Center (“Bridgeport”) in Bridgeport, Texas.
The number of compensated mandays in U.S. Detention & Corrections facilities was 4.3 million in First Quarter 2011 compared to 3.5 million in First Quarter 2010. The increase in First Quarter 2011 is due to approximately one million additional mandays from Cornell and is offset by net decreases in mandays at our other facilities primarily due to the terminated contracts discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. corrections and detention facilities was 93.3% of capacity in First Quarter 2011. The average occupancy in our U.S. correction and detention facilities was 93.4% in First Quarter 2010 taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care.
International Services
Revenues for our International Services segment during First Quarter 2011 increased by $7.2 million over First Quarter 2010 due to several factors. Our contract for the management of the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”) experienced an increase in revenues of $1.5 million primarily due to the activation of the 360-bed expansion in July 2010. In addition, we experienced aggregate increases of $2.4 million at other international facilities as a result of several factors including the full operation of Parklea Correctional Centre (“Parklea”) located in Sydney, Australia, increases in services provided under the other management contracts at our Australian subsidiary and contractual increases linked to the inflationary index in South Africa. We experienced an increase in revenues of $4.6 million over First Quarter 2010 due to foreign currency translation. These increases were partially offset by a decrease in revenues of $1.3 million related to our terminated contract for the operation of the Melbourne Custody Centre in Melbourne, Australia.
GEO Care
The increase in revenues for GEO Care in First Quarter 2011 compared to First Quarter 2010 is primarily attributable to our acquisitions of Cornell and BI which contributed $41.5 million and $17.8 million, respectively, in additional revenues. We also experienced an increase in revenues of $1.2 million from the opening of Montgomery County Mental Health Treatment Facility (“Montgomery County”) in Montgomery, Texas in March 2011. These increases were partially offset by a decrease in revenues at our Columbia Regional Care Center (“Columbia”) in Columbia, South Carolina due to a decrease in population.
Facility Construction & Design

Revenues from the Facility Construction & Design segment decreased significantly in First Quarter 2011 compared to First Quarter 2010 due to a decrease in construction activities at Blackwater River Correctional Facility in Milton, Florida. The Blackwater River Correctional Facility construction was completed in October 2010 and we began intake of inmates on October 5, 2010.
Operating Expenses

		% of Segment		% of Segment
	2011	Revenues	2010	Revenues	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$172,927	71.6%	$136,860	72.1%	$36,067	26.4%
International Services	48,649	91.6%	43,604	95.0%	5,045	11.6%
GEO Care	77,694	80.2%	32,365	86.3%	45,329	140.1%
Facility Construction & Design	16	13.4%	13,503	93.4%	(13,487)	(99.9)%

Total	$299,286	76.4%	$226,332	78.7%	$72,954	32.2%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment. Overall, operating expense as a percentage of revenues were lower in First Quarter 2011 compared to First Quarter 2010 primarily due to the significant decrease in construction activity which has much lower margins.
U.S. Detention & Corrections
The increase in operating expenses for U.S. Detention & Corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $39.5 million. We also experienced aggregate increases in operating expenses of $8.8 million due to: (i) the opening of Blackwater River in October 2010; (ii) increases in population at LaSalle; and (iii) increases in carrying costs for our newly expanded Aurora ICE Processing Center. These increases were offset by aggregate decreases in operating expenses of $12.2 million due to the termination of contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF and Bridgeport.
International Services
Operating expenses for our International Services segment during First Quarter 2011 increased $5.0 million over the prior year due to several factors including our new management contract for the operation of the Harmondsworth expansion and an increase in labor costs at the Kutama-Sinthumule Correctional Centre in South Africa which accounted for an aggregate increase in operating expenses of $1.7 million. In addition, we experienced an increase in operating expenses at our Australian subsidiary of $1.2 million primarily associated with the costs to provide additional services under some of our management contracts. We also experienced overall increases in operating expenses of $4.2 million in First Quarter 2011 compared to First Quarter 2010 due to the effects of foreign currency translation. These increases were partially offset by aggregate decreases in operating expenses of $2.0 million due to the termination of our Melbourne Custody Centre contract in Melbourne, Australia effective April 2010 and a decrease in costs in First Quarter 2011 primarily associated with the start-up of Parklea which we incurred in First Quarter 2010.
GEO Care
Operating expenses for residential treatment increased $46.5 million during First Quarter 2011 from First Quarter 2010 primarily due to the operation of the Cornell facilities and our recent acquisition of BI which contributed increases of $33.3 million and $13.3 million, respectively.
Facility Construction & Design
Operating expenses for Facility Construction & Design decreased during First Quarter 2011 compared to First Quarter 2010 primarily due to the decrease in construction activities at Blackwater River Correctional Facility.

Depreciation and Amortization

		% of Segment		% of Segment
	2011	Revenue	2010	Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$12,930	5.4%	$7,905	4.2%	$5,025	63.6%
International Services	527	1.0%	435	0.9%	92	21.1%
GEO Care	5,345	5.5%	898	2.4%	4,447	495.2%
Facility Construction & Design	—	—	—	—	—	—

Total	$18,802	4.8%	$9,238	3.2%	$9,564	103.5%

U.S. Detention & Corrections
U.S. Detention & Corrections depreciation and amortization expense increased by $5.0 million in First Quarter 2011 compared to First Quarter 2010 primarily as a result of our acquisition of Cornell which contributed $4.4 million of the increase. We also experienced aggregate increases of $0.6 million related to the completion of construction projects at the Broward Transition Center located in Deerfield Beach, Florida, the Central Texas Detention Facility in San Antonio, Texas and the completion of the Aurora ICE Processing Center in Aurora, Colorado. These increases were partially offset by decreases in depreciation expense due to the termination of the management contracts at Moore Haven and Graceville.
International Services
Depreciation and amortization expense increased slightly in First Quarter 2011 over First Quarter 2010 primarily due to our new management contract for the operation of the Harmondsworth expansion, as discussed above, and also from changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization expense for GEO Care in First Quarter 2011 compared to First Quarter 2010 is primarily due to our acquisitions of Cornell and BI. Depreciation expense and amortization expense increased by $1.9 million and $2.6 million, respectively, as a result of these acquisitions.
Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
General and Administrative Expenses	$32,788	8.4%	$17,448	6.1%	$15,340	87.9%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During First Quarter 2011, general and administrative expenses increased $13.7 million as a result of our acquisitions of Cornell and BI. In addition to the increase of the general and administrative expenses which we believe to be recurring, such as rent expense and employee salaries and benefits, we also experienced an increase in non-recurring acquisition related expenses of $5.7 million. These acquisition related expenses consist primarily of professional fees, travel costs and other direct administrative costs related to the acquisitions of Cornell and BI. Excluding the impact of the non-recurring acquisition related expenses, general and administrative expenses increased slightly as a percentage of revenues in First Quarter 2011 compared to First Quarter 2010 primarily due to increases in labor.
Non Operating Expenses
Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$1,569	0.4%	$1,229	0.4%	$340	27.7%
Interest Expense	$16,961	4.3%	$7,814	2.7%	$9,147	117.1%
The majority of our interest income generated in First Quarter 2011 and First Quarter 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.

The increase in interest expense of $9.1 million is primarily attributable to more indebtedness outstanding in First Quarter 2011. We experienced increases in interest expense as a result of: (i) aggregate increases related to indebtedness under our 6.625% Senior Notes of $3.0 million; (ii) an increase of $4.0 million due to greater outstanding borrowings under our Senior Credit Facility; (iii) additional interest expense of $1.2 million due to less interest capitalized; and (iv) an increase of $1.4 million, net of premium amortization, in interest expense related to the non-recourse debt of MCF, one of our variable interest entities. Outstanding borrowings, net of discount and swap, at April 3, 2011 and April 4, 2010, excluding non-recourse debt and capital lease liabilities, were $1,252.6 million and $466.0 million, respectively.
Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate	$ Change	% Change
			(Dollars in thousands)
Income Taxes	$9,780	38.4%	$10,821	38.7%	$(1,041)	(9.6)%
The effective tax rate for the First Quarter 2011 was approximately 38.4% and includes certain one-time items that favorably impacted the tax rate which were in-part offset by a portion of transaction expenses related to the BI acquisition that are non-deductible. Without these one-time items our effective rate would be 39.4%. We estimate our annual effective tax rate for fiscal year 2011 to be in the range of 39% to 40%.
Financial Condition
BI Acquisition
On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to the Merger Agreement, entered into among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, GEO paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and subject to certain adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $281.0 million, of which $87.6 million was spent through First Quarter 2011. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $193.4 million, which will be spent in fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase.

Liquidity and Capital Resources
On August 4, 2010, we entered into a new Credit Agreement, which we refer to as our “Senior Credit Facility”. On February 8, 2011, we entered into Amendment No. 1 to the Credit Agreement, which we refer to as Amendment No. 1. Amendment No. 1, among other things, amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. As of April 3, 2011, the Senior Credit Facility is comprised of (i) a $150.0 million Term Loan A, referred to as “Term Loan A”, bearing interest at LIBOR plus 2.25% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2, referred to as “Term Loan A-2”, bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, referred to as “Term Loan B”, bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50% and maturing August 4, 2016 and (iv) a Revolving Credit Facility (“Revolver”) of $500.0 million bearing interest at LIBOR plus 2.25% and maturing August 4, 2015.
On February 10, 2011, we used the funds from the new $150.0 million incremental Term Loan A-2 along with the net cash proceeds from the offering of the 6.625% Senior Notes to finance the acquisition of BI. As of April 3, 2011, we had $146.3 million outstanding under the Term Loan A, $150.0 million outstanding under the Term Loan A-2, $199.0 million outstanding under the Term Loan B, and our $500.0 million Revolving Credit Facility had $210.0 million outstanding in loans, $70.4 million outstanding in letters of credit and $219.6 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
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
Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements through 2012 disclosed in Capital Requirements above. In addition to additional capital requirements which will be required relative to the acquisitions of Cornell and BI, we are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for some or all of these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2011 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.
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
Executive Retirement Agreement
As of April 3, 2011, we had a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of April 3, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of April 3, 2011, we would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See “Part II — Item 1. Legal Proceedings”.

Senior Credit Facility
On August 4, 2010, we terminated our Third Amended and Restated Credit Agreement, which we refer to as the “Prior Senior Credit Agreement”, and entered into a new Credit Agreement by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity by $250.0 million. As of April 3, 2011, the Senior Credit Facility was comprised of: (i) a $150.0 million Term Loan A due August 2015, bearing interest at LIBOR plus 2.25%, (ii) a $150.0 million Term Loan A-2 due August 2015, bearing interest at LIBOR plus 2.75%, (iii) a $200.0 million Term Loan B due August 2016, bearing interest at LIBOR plus 3.25% with a LIBOR floor of 1.50%, and (iv) a $500.0 million Revolving Credit Facility due August 2015 bearing interest at LIBOR plus 2.25%. On May 2, 2011, we executed Amendment No. 2 to our Senior Credit Facility. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%.
Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of April 3, 2011, we had $493.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $210.0 million in borrowings under the Revolver, approximately $70.4 million in letters of credit and $219.6 million in additional borrowing capacity under the Revolver. The weighed average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of April 3, 2011 was 3.3%.
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
The Senior Credit Facility also does not permit us to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Senior Secured Leverage Ratio —
Period	Maximum Ratio
Through and including the last day of the second quarter of the fiscal year 2012	3.25 to 1.00
First day of the third quarter of fiscal year 2012 through and including the last day of the second quarter of the fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00
Additionally, there is an Interest Coverage Ratio under which the lender will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.
Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of ours, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of April 3, 2011.
6.625% Senior Notes
On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. We realized net proceeds of $293.3 million at the close of the transaction. We used the net proceeds of the offering together with borrowings of $150.0 million under the Senior Credit Facility to finance the acquisition of BI. The remaining net proceeds from the offering were used for general corporate purposes.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 6.625% Senior Notes as of April 3, 2011.
7 3/4% Senior Notes
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolver under the Prior Senior Credit Agreement.
The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors, including the 6.625% Senior Notes; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Credit Agreement, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our restricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of April 3, 2011.

Non-Recourse Debt
South Texas Detention Complex
We have a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas acquired in November 2005 from Correctional Services Corporation, which we refer to as CSC. CSC was awarded the contract in February 2004 by the Department of Homeland Security, ICE, for development and operation of the detention center. In order to finance the construction of the complex, South Texas Local Development Corporation, which we refer to as STLDC, was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.63% and 5.07%. Additionally, we are owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. The carrying value of the facility as of April 3, 2011 and January 2, 2011 was $26.9 million and $27.0 million, respectively.
On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of April 3, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of April 3, 2011, included in current restricted cash and non-current restricted cash is $6.3 million and $5.6 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of the Northwest Detention Center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004 and acquired by us in November 2005. In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is also non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%.
The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended April 3, 2011. As of April 3, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is due within the next 12 months.
As of April 3, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $3.8 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Municipal Correctional Finance, L.P.
Municipal Correctional Finance, L.P., which we refer to as MCF, one of our consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries.
The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of April 13, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.
Australia
In connection with the financing and management of one Australian facility, our wholly-owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $45.6 million and $46.3 million at April 3, 2011 and January 2, 2011, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at April 3, 2011, was $5.2 million. The restricted cash balance is included in the non-current portion of restricted cash and the annual maturities of the long-term portion of the future debt obligation are included in non-recourse debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.0 million, to SACS’ senior lenders through the issuance of letters of credit. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of outstanding letters of credit under our Revolver.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.6 million commencing in 2017. We have a liability of $1.8 million and $1.8 million related to this exposure as of April 3, 2011 and January 2, 2011, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.

At April 3, 2011, we also had eight letters of guarantee outstanding totaling $10.0 million under separate international facilities relating to performance guarantees of our Australian subsidiary. Except as discussed above, we don’t have any off balance sheet arrangements.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II — Item 1. Legal Proceedings.
Derivatives
As of April 3, 2011, we have four interest rate swap agreements in the aggregate notional amount of $100.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (losses) recognized and recorded in earnings related to these fair value hedges was $(1.0) million and $0.4 million in the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011 and January 2, 2011, the swap assets’ fair values were $2.3 million and $3.3 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended April 3, 2011 or April 4, 2010.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss recognized and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.2 million and $0.0 million for the thirteen weeks ended April 3, 2011 and April 4, 2010, respectively. The total value of the swap asset as of April 3, 2011 and January 2, 2011 was $1.6 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
Cash Flow
Cash and cash equivalents as of April 3, 2011 was $85.9 million, an increase of $46.2 million from January 2, 2011.
Cash provided by operating activities of continuing operations amounted to $69.1 million in First Quarter 2011 versus cash provided by operating activities of continuing operations of $64.7 million in First Quarter 2010. Cash provided by operating activities of continuing operations in First Quarter 2011 was positively impacted by the increase of depreciation, which is a non-cash expense and increased by $9.6 million primarily due to our acquisitions of Cornell and BI. This increase was more than offset by an increase in cash payments made toward accounts payable, accrued expenses and other liabilities. Cash provided by operating activities of continuing operations in First Quarter 2010 was positively impacted by an increase in accounts payable, accrued expenses and other liabilities of $10.7 million due to the timing of cash payments to our customers and our employees, and a decrease in accounts receivable and other assets of $21.5 million primarily due to the timing of cash collections from our customers.
Cash used in investing activities amounted to $444.9 million in First Quarter 2011 compared to cash used in investing activities of $17.9 million in First Quarter 2010. Cash used in investing activities in First Quarter 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million. In addition, we used $38.7 million for capital expenditures. Cash used in investing activities in the First Quarter 2010 primarily reflects capital expenditures of $15.7 million.

Cash provided by financing activities in First Quarter 2011 amounted to $427.2 million compared to cash used in financing activities of $50.4 million in First Quarter 2010. Cash provided by financing activities in the First Quarter 2011 reflects proceeds from our Senior Credit Facility of $161.0 million and proceeds of $300.0 million from the issuance of our 6.625% Senior Notes offset by payments on our Senior Credit Facility of $15.4 million and payments on non-recourse debt of $6.1 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $9.3 million in debt issuance costs associated with the financing of the BI Acquisition. Cash used in financing activities in the First Quarter 2010 of $50.4 million reflects payments for the repurchase of our common stock of $53.9 million, payments on long-term debt and non-recourse debt of $12.8 million offset by proceeds received from borrowings under the revolving portion of our Prior Senior Credit Agreement of $15.0 million.
Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue
Domestically, we continue to be encouraged by the number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. However, these positive trends may in the future be impacted by government budgetary constraints. Recently, we have experienced a delay in cash receipts from California and other states may follow suit. While the mid-year budget shortages faced by states in fiscal year 2011 have been less severe than in prior years, several states still face ongoing budget shortfalls. According to the National Conference of State Legislatures, 31 states currently project budget gaps in fiscal year 2012 while 19 states currently anticipate budget gaps in fiscal year 2013. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relative high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, during the second half of fiscal year 2009 our subsidiaries in the United Kingdom and Australia began the operation and management under two new contracts with an aggregate of 1,083 beds. In July 2010, our subsidiary in the United Kingdom (referred to as the “UK”) began operating the 360-bed expansion at Harmondsworth increasing the capacity of that facility to 620 beds from 260 beds. In March 2011, we executed a contract with the United Kingdom Border Agency for the management and operation of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. GEO will commence operation of this Center on September 25, 2011. Also in March 2011, our newly formed joint venture in the United Kingdom, GEO Amey PECS, Ltd., which we refer to as GEOAmey, was awarded three contracts by the Ministry of Justice in the United Kingdom for the provision of prison escort and custody services. We believe there are additional opportunities in the UK such as additional market testing of prisons, electronic monitoring of offenders and community corrections. Finally, the UK government had announced plans to develop five new 1,500-bed prisons to be financed, built and managed by the private sector. GEO has gone through the prequalification process for this procurement and has been invited to compete on these opportunities. We are currently awaiting a revised timeline from the governmental agency in the UK so we may continue to pursue this project. We are continuing to monitor this opportunity and, at this time, we believe the government in the UK is reviewing this plan to determine the best way to proceed. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. The South African government has announced that it intends to complete its evaluation of four existing bids (including ours) by November 2011. No more than two prison projects can be awarded to any one bidder. The New Zealand government has also solicited expressions of interest for a new design, build, finance and management contract for a new correctional center for 960 beds and our GEO Australia subsidiary has been short-listed for participation in this procurement. We believe that additional opportunities will become available in international markets and we plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.
With respect to our mental health, residential treatment, youth services and re-entry services business conducted through our wholly-owned subsidiary, GEO Care, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded our operations by adding 44 facilities and also the service offerings of GEO Care by adding electronic monitoring services and community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and 60,000 offenders under community supervision.
GEO Care assumed management and operation of the new 100-bed Montgomery County Mental Health Treatment Facility in Texas in March 2011. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 59.1% of our operating expenses in First Quarter 2011. Additional significant operating expenses include food, utilities and inmate medical costs. In First Quarter 2011, operating expenses totaled 76.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2011 will be impacted by the opening of any new facilities. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contracts. Additionally, we will experience increases as a result of the amortization of intangible assets acquired in connection with our acquisitions of Cornell and BI. In addition to the factors discussed relative to our current operations, we expect to experience overall increases in operating expenses as a result of the acquisitions of Cornell and BI. As of April 3, 2011, our worldwide operations include the management and/or ownership of approximately 80,000 beds at 116 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development. See the discussion below regarding Synergies and Cost Savings.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In First Quarter 2011, general and administrative expenses totaled 8.4% of our consolidated revenues including the impact of non recurring acquisition related expenses. We expect general and administrative expenses as a percentage of revenue in 2011 to increase slightly over historical results. In connection with our merger with Cornell, we incurred approximately $25 million in acquisition related costs, including $7.9 million in debt extinguishment costs, during fiscal year ended 2010 and $1.8 million in the thirteen weeks ended April 3, 2011. In connection with our acquisition of BI, we incurred $7.7 million of acquisition related costs during fiscal year 2010, $3.9 million in First Quarter 2011 and expect to incur between $1 million and $2 million during the remainder of 2011. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.
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
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $703.0 million and $70.5 million in outstanding letters of credit, as of May 5, 2011, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $7.0 million.
As of April 3, 2011, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29% also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at April 3, 2011, every 10 percent change in historical currency rates would have approximately a $6.5 million effect on our financial position and approximately a $0.4 million impact on our results of operations during 2011.

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
On August 12, 2010, we acquired Cornell, at which time Cornell became our subsidiary. See Note 2 to the condensed consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating Cornell’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at April 3, 2011, excludes the operations of Cornell as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of Cornell in its assessment of internal control over financial reporting within one year from the date of acquisition.
On February 10, 2011, we acquired BI Holding, at which time BI Holding and its subsidiaries became our subsidiaries. See Note 2 to the consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating BI Holding’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at April 3, 2011, excludes the operations of BI Holding as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of BI Holding in its assessment of internal control over financial reporting within one year from the date of acquisition.
(b)	Changes in Internal Control Over Financial Reporting.
Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes, other than those related to our assessment and integration of Cornell and BI Holding as discussed above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.7 million based on exchange rates as of April 3, 2011, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposed to disallow a deduction that we realized during the 2005 tax year. In December of 2010, we reached an agreement with the office of the IRS Appeals on the amount of the deduction, subject to the review by the Joint Committee on Taxation. The review was completed without change on April 18, 2011, subsequent to the end of the First Quarter. As a result of the review, there was no change to our tax accrual related to this matter.
Our South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified us that it proposed to disallow these deductions. We appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions. On March 9, 2011 SARS filed a notice that it would appeal the lower court’s ruling. We continue to believe in the merits of our position and will defend our rights vigorously as the case proceeds to the Court of Appeals. If resolved unfavorably, our maximum exposure would be $2.6 million.
GEO is a participant in the IRS Compliance Assurance Process (“CAP”) for the 2011 fiscal year. Under the IRS CAP principally transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing our 2009 and 2010 years as transition years.
During the First Quarter following its acquisition, BI received notice from the IRS that it will audit its 2008 tax year. The audit is currently in progress.
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

ITEM 1A.	RISK FACTORS.
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.
(A)	Exhibits

4.3	Indenture, dated as of February 10, 2011, by and among GEO, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

10.31	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (filed herewith).

10.32	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (filed herewith).

10.33	First Amendment, dated as of February 8, 2011, to the Credit Agreement between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent.

10.34	Series A-2 Incremental Loan Agreement, dated as of February 8, 2011, between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent.

10.35	Registration Rights Agreement, dated as of February 10, 2011, by and among GEO, the Guarantors party thereto, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc. as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: May 10, 2011	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)