Form 10-Q
period 2011-07-03
GEO GROUP INC
filed 2011-08-09
CIK 923796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2011, the registrant had 65,058,075 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
JULY 3, 2011 AND JULY 4, 2010
(In thousands, except per share data)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues	$407,817	$280,095	$799,583	$567,637
Operating expenses	308,644	216,916	607,930	443,248
Depreciation and amortization	21,056	9,474	39,858	18,712
General and administrative expenses	27,710	20,655	60,498	38,103

Operating income	50,407	33,050	91,297	67,574
Interest income	1,629	1,486	3,198	2,715
Interest expense	(19,412)	(8,447)	(36,373)	(16,261)

Income before income taxes and equity in earnings of affiliate	32,624	26,089	58,122	54,028
Provision for income taxes	12,879	10,192	22,659	21,013
Equity in earnings of affiliate, net of income tax provision of $563, $437, $1,587 and $1,223	1,418	1,128	2,080	1,718

Net income	21,163	17,025	37,543	34,733
Net (income) loss attributable to noncontrolling interests	415	(8)	825	(44)

Net income attributable to The GEO Group, Inc.	$21,578	$17,017	$38,368	$34,689

Weighted-average common shares outstanding:
Basic	64,455	48,776	64,373	49,743

Diluted	64,858	49,314	64,787	50,480

Income per Common Share Attributable to The GEO Group, Inc. — Basic	$0.33	$0.35	$0.60	$0.70

Income per Common Share Attributable to The GEO Group, Inc. — Diluted	$0.33	$0.35	$0.59	$0.69

Comprehensive income:
Net income	$21,163	$17,025	$37,543	$34,733
Total other comprehensive income (loss), net of tax	497	(3,084)	802	(2,900)

Total comprehensive income	21,660	13,941	38,345	31,833
Comprehensive (income) loss attributable to noncontrolling interests	418	27	835	(28)

Comprehensive income attributable to The GEO Group, Inc.	$22,078	$13,968	$39,180	$31,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 3, 2011 AND JANUARY 2, 2011
(In thousands, except share data)

	July 3, 2011	January 2, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,453	$39,664
Restricted cash and investments (including VIEs[1] of $31,749 and $34,049, respectively)	38,734	41,150
Accounts receivable, less allowance for doubtful accounts of $2,463 and $1,308	283,702	275,778
Deferred income tax assets, net	47,983	32,126
Prepaid expenses and other current assets	24,272	36,377

Total current assets	452,144	425,095

Restricted Cash and Investments (including VIEs of $41,465 and $33,266, respectively)	63,819	49,492
Property and Equipment, Net (including VIEs of $164,937 and $167,209, respectively)	1,617,504	1,511,292
Assets Held for Sale	3,631	9,970
Direct Finance Lease Receivable	36,711	37,544
Deferred Income Tax Assets, Net	936	936
Goodwill	526,964	244,009
Intangible Assets, Net	204,973	87,813
Other Non-Current Assets	75,611	56,648

Total Assets	$2,982,293	$2,422,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$81,457	$73,880
Accrued payroll and related taxes	38,579	33,361
Accrued expenses	129,051	120,670
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $19,570 and $19,365, respectively)	50,563	41,574

Total current liabilities	299,650	269,485

Deferred Income Tax Liabilities	107,370	63,546
Other Non-Current Liabilities	63,405	46,862
Capital Lease Obligations	13,644	13,686
Long-Term Debt	1,234,193	798,336
Non-Recourse Debt (including VIEs of $125,509 and $132,078, respectively)	184,009	191,394
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,132,388 and 84,506,772 issued and 65,058,075 and 64,432,459 outstanding, respectively	851	845
Additional paid-in capital	724,682	718,489
Retained earnings	466,913	428,545
Accumulated other comprehensive income	10,883	10,071
Treasury stock 20,074,313 shares	(139,049)	(139,049)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,064,280	1,018,901
Noncontrolling interests	15,742	20,589

Total shareholders’ equity	1,080,022	1,039,490

Total Liabilities and Shareholders’ Equity	$2,982,293	$2,422,799

[1]	Variable interest entities or “VIEs”
The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED
JULY 3, 2011 AND JULY 4, 2010
(In thousands)
(UNAUDITED)

	Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010
Cash Flow from Operating Activities:
Net Income	$37,543	$34,733
Net (income) loss attributable to noncontrolling interests	825	(44)

Net income attributable to The GEO Group, Inc.	38,368	34,689
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	39,858	18,712
Amortization of debt issuance costs, discount and/or premium	640	2,542
Restricted stock expense	1,785	1,668
Stock option plan expense	1,813	698
Provision for doubtful accounts	999	91
Equity in earnings of affiliates, net of tax	(2,080)	(1,718)
Income tax benefit of equity compensation	(392)	(15)
Loss on sale of property and equipment	52	—
Dividends received from unconsolidated joint venture	5,402	3,909
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	19,908	26,592
Changes in accounts payable, accrued expenses and other liabilities	(11,091)	(1,830)

Net cash provided by operating activities	95,262	85,338

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—
Just Care purchase price adjustment	—	(41)
Proceeds from sale of property and equipment	619	334
Proceeds from sale of assets held for sale	6,640	—
Change in restricted cash	(11,478)	(5,218)
Capital expenditures	(87,362)	(56,363)

Net cash used in investing activities	(501,188)	(61,288)

Cash Flow from Financing Activities:
Payments on long-term debt	(46,832)	(41,084)
Proceeds from long-term debt	482,260	97,000
Distribution to MCF partners	(4,012)	—
Payments for purchase of treasury shares	—	(77,278)
Proceeds from the exercise of stock options	2,209	4,871
Income tax benefit of equity compensation	392	15
Debt issuance costs	(10,771)	—

Net cash provided by (used in) financing activities	423,246	(16,476)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	469	(1,295)

Net Increase in Cash and Cash Equivalents	17,789	6,279
Cash and Cash Equivalents, beginning of period	39,664	33,856

Cash and Cash Equivalents, end of period	$57,453	$40,135

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$30,870	$2,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 2, 2011. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the twenty-six weeks ended July 3, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2012.
The GEO Group, Inc. is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. The Company offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. The Company, through its acquisition of BII Holding Corporation (“BI Holding”), is also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BI Holding has an exclusive contract with the U.S. Immigration and Customs Enforcement (“ICE”) to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company also provides secure transportation services for offender and detainee populations as contracted.
On August 12, 2010, the Company acquired Cornell Companies Inc., (“Cornell”) and on February 10, 2011, the Company acquired BI Holding. As of July 3, 2011, the Company’s worldwide operations included the management and/or ownership of approximately 79,600 beds at 115 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring services, tracking more than 60,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.
Except as discussed in Note 15, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011 for the fiscal year ended January 2, 2011. During the twenty-six weeks ended July 3, 2011 the Company implemented Accounting Standards Update (ASU) No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As discussed in Note 2, the Company is still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to those of the Company. At this time, the Company is not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of July 3, 2011.
Reclassifications
The Company’s noncontrolling interest in South Africa Custodial Management Pty. Limited (“SACM”) has been reclassified from operating expenses to noncontrolling interests in the consolidated statements of income for the thirteen and twenty-six weeks ended July 4, 2010, as this item has become more significant due to the noncontrolling interest in Municipal Correctional Finance, L.P. (“MCF”) acquired from Cornell. Also, as a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regard to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included within the U.S. Detention & Corrections segment. All prior year amounts have been conformed to the current year presentation.

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
2. BUSINESS COMBINATIONS
Acquisition of BII Holding
On February 10, 2011, the Company completed its acquisition of B.I. Incorporated (“BI”), a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P (the “BI Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the BI Acquisition, the Company paid merger consideration of $409.6 million in cash, net of cash acquired of $9.7 million, excluding transaction related expenses and subject to certain adjustments, for 100% of BI’s outstanding common stock. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest, was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration. In connection with the BI Acquisition and included in general and administrative expenses, the Company incurred $4.3 million in non-recurring transaction costs for the twenty-six weeks ended July 3, 2011.
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
The preliminary allocation of the purchase price is based on the best information available and is provisional pending, among other things: (i) final agreement of the adjustment to the purchase price based upon the level of net working capital, and the fair value of certain components thereof, transferred at closing; (ii) the valuation of the fair values and useful lives of property and equipment acquired; (iii) finalization of the valuations and useful lives for intangible assets for customer relationships, non-compete agreements, technology and patents; (iv) income taxes; and (v) certain contingent liabilities. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary purchase price allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. The Company does not believe that any of the goodwill recorded as a result of the BI Acquisition will be deductible for federal income tax purposes. The Company is still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to those of the Company. At this time, the Company is not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of July 3, 2011. The preliminary purchase price consideration of $409.6 million, net of cash acquired of $9.7 million, excluding transaction related expenses and subject to certain adjustments, was allocated to the assets acquired and liabilities assumed, based on management’s estimates at the time of this Quarterly Report.

The Company has retrospectively adjusted provisional amounts with respect to the BI Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments are primarily related to the Company’s valuation of property and equipment and intangible assets acquired. Such adjustments resulted in a net increase of $0.9 million in property and equipment, a decrease to intangible assets of $0.6 million, a decrease to other non-current assets of $0.1 million and a net decrease to goodwill of $0.1 million. The purchase price allocation as of April 3, 2011 and as of July 3, 2011 is as follows (in ‘000’s):

	Acquisition Date		Adjusted Acquisition
	Estimated Fair Value as	Measurement Period	Date Estimated Fair
	of April 3, 2011	Adjustments	Value as of July 3, 2011
Accounts receivable	$18,321	$—	$18,321
Prepaid expenses and other current assets	3,783	—	3,783
Deferred income tax assets	15,970	—	15,970
Property and equipment	22,359	901	23,260
Intangible assets	126,900	(600)	126,300
Other non-current assets	8,884	(119)	8,765

Total assets acquired	$196,217	$182	$196,399

Accounts payable	(3,977)	—	(3,977)
Accrued expenses	(8,461)	—	(8,461)
Deferred income tax liabilities	(43,824)	—	(43,824)
Other non-current liabilities	(11,431)	—	(11,431)
Long-term debt	(2,014)	—	(2,014)

Total liabilities assumed	(69,707)	—	(69,707)

Total identifiable net assets	126,510	182	126,692
Goodwill	283,097	(182)	282,915

Total cash consideration	$409,607	$—	$409,607

For the thirteen weeks ended July 3, 2011, the Company has included revenue and earnings, excluding intercompany transactions, of $30.9 million and $4.3 million, respectively, in its consolidated statement of income. For the twenty-six weeks ended July 3, 2011, the Company has included revenue and earnings, excluding intercompany transactions, of approximately $48.7 million and $4.8 million, respectively, in its consolidated statement of income which represents revenue and earnings since February 10, 2011, the date BI was acquired.
Acquisition of Cornell Companies, Inc.
On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, among the Company, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million. The only area of the purchase price allocation not yet finalized relates to the calculation of certain tax assets and liabilities.

During the thirteen weeks ended April 3, 2011, the Company retrospectively adjusted provisional amounts with respect to the Cornell acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Those changes are reflected in the table below. The Company made no measurement period adjustments in the thirteen weeks ended July 3, 2011. The purchase price allocation as of January 2, 2011 and as of July 3, 2011 is as follows (in ‘000’s):

	Acquisition Date		Adjusted Acquisition
	Estimated Fair Value as of	Measurement Period	Date Estimated Fair
	January 2, 2011	Adjustments	Value as of July 3, 2011
Accounts receivable	$55,142	$294	$55,436
Prepaid and other current assets	13,314	(333)	12,981
Deferred income tax assets	21,273	—	21,273
Restricted assets	44,096	—	44,096
Property and equipment	462,771	—	462,771
Intangible assets	75,800	—	75,800
Out of market lease assets	472	—	472
Other long-term assets	7,510	—	7,510

Total assets acquired	680,378	(39)	680,339

Accounts payable and accrued expenses	(56,918)	977	(55,941)
Fair value of non-recourse debt	(120,943)	—	(120,943)
Out of market lease liabilities	(24,071)	—	(24,071)
Deferred income tax liabilities	(42,771)	—	(42,771)
Other long-term liabilities	(1,368)	—	(1,368)

Total liabilities assumed	(246,071)	977	(245,094)

Total identifiable net assets	434,307	938	435,245
Goodwill	204,724	(938)	203,786

Fair value of Cornell’s net assets	639,031	—	639,031
Noncontrolling interest	(20,700)	—	(20,700)

Total consideration for Cornell, net of cash acquired	$618,331	$—	$618,331

During the thirteen weeks ended July 3, 2011, the Company recognized an aggregate of $2.5 million as a reduction of operating expenses for items related to Cornell that occurred after the measurement period or purchase price allocation period had ended. These adjustments to operating expenses were the result of a recovery of accounts receivable and an insurance settlement for property damage at one of Cornell’s facilities.
Pro forma financial information
The pro forma financial statement information set forth in the table below is provided for informational purposes only and presents comparative revenue and earnings for the Company as if the acquisitions of BI and Cornell and the financing of these transactions had occurred on January 4, 2010, which is the beginning of the first period presented. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense and amortization expense, (ii) adjustments to eliminate intercompany transactions, (iii) adjustments to remove $0.7 million and $6.6 million, respectively, for the thirteen and twenty-six weeks ended July 3, 2011 in non-recurring charges directly related to these acquisitions that are included in the combined Companies’ financial results and (iv) the income tax impact of the adjustments. For the purposes of the table and disclosure below, earnings is the same as net income attributable to The GEO Group, Inc. shareholders (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Pro forma revenues	$407,817	$411,747	$813,174	$824,738
Pro forma net income attributable to The GEO Group, Inc. shareholders	$21,969	$23,342	$41,606	$42,585
3. SHAREHOLDERS’ EQUITY
The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

					Accumulated
			Additional		Other				Total
	Common shares		Paid-In	Retained	Comprehensive	Treasury shares		Noncontrolling	Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity
Balance January 2, 2011	64,432	$845	$718,489	$428,545	$10,071	20,074	$(139,049)	$20,589	$1,039,490
Stock option and restricted stock award transactions	626	6	2,203						2,209
Tax benefit related to equity compensation			392						392
Stock based compensation expense			3,598						3,598
Distribution to noncontrolling interest								(4,012)	(4,012)
Comprehensive income (loss):
Net income (loss):				38,368				(825)	37,543
Change in foreign currency translation, net					1,150			(10)	1,140
Pension liability, net					19				19
Unrealized loss on derivative instruments, net					(357)				(357)

Total comprehensive income (loss)				38,368	812			(835)	38,345

Balance July 3, 2011	65,058	$851	$724,682	$466,913	$10,883	20,074	$(139,049)	$15,742	$1,080,022

Noncontrolling interests
Noncontrolling interests in consolidated entities represent equity that other investors have contributed to MCF and the noncontrolling interest in SACM. Noncontrolling interests are adjusted for income and losses allocable to the other shareholders in these entities.
Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF as of August 12, 2010. The noncontrolling interest in MCF represents 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company includes the results of operations and financial position of MCF in its consolidated financial statements. MCF owns eleven facilities which it leases to the Company. In the twenty-six weeks ended July 3, 2011, there was a cash distribution to the partners of MCF of $4.0 million.
The Company includes the results of operations and financial position of SACM, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. SACM currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of SACM are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the twenty-six weeks ended July 3, 2011. The noncontrolling interest as of July 3, 2011 and January 2, 2011 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. There were no contributions from owners or distributions to owners in the twenty-six weeks ended July 3, 2011.
4. EQUITY INCENTIVE PLANS
The Company had awards outstanding under four equity compensation plans at July 3, 2011: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).
On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of July 3, 2011, under the 2006 Plan, the Company had 1,696,704 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 946,804 shares were available for the issuance of awards other than stock options. See “Restricted Stock” below for further discussion.

Stock Options
The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. During the twenty-six weeks ended July 3, 2011, the Company’s Board of Directors approved the issuance of 529,350 stock option awards to employees of the Company and 25,000 stock option awards to the Company’s directors. These awards vested 20% on the date of grant and will vest in 20% increments annually through 2015. A summary of the activity of stock option awards issued and outstanding under Company Plans is presented below.

	July 3, 2011
		Wtd. Avg.	Wtd. Avg.	Aggregate
		Exercise	Remaining	Intrinsic
Fiscal Year	Shares	Price	Contractual Term	Value
	(in thousands)			(in thousands)
Options outstanding at January 2, 2011	1,401	$15.01	5.84	$13,517
Options granted	554	24.71
Options exercised	(253)	8.74
Options forfeited/canceled/expired	(29)	18.53

Options outstanding at July 3, 2011	1,673	19.11	7.05	$7,893

Options exercisable at July 3, 2011	955	16.31	5.54	$6,917

The fair value of each option awarded on March 1, 2011 and April 15, 2011was $9.72 and $10.06, respectively. For the twenty-six weeks ended July 3, 2011 and July 4, 2010, the amount of stock-based compensation expense related to stock options was $1.8 million and $0.7 million, respectively. As of July 3, 2011, the Company had $4.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.2 years.
Restricted Stock
Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. A summary of the activity of restricted stock outstanding is as follows:

		Wtd. Avg.
		Grant Date
	Shares	Fair Value
	(in thousands)
Restricted stock outstanding at January 2, 2011	161	$21.12
Granted	373	24.60
Vested	(48)	25.75
Forfeited/canceled	—

Restricted stock outstanding at July 3, 2011	486	$23.34

The shares of restricted stock granted under the 2006 Plan prior to our fiscal year beginning January 3, 2011 vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. During the twenty-six weeks ended July 3, 2011, the Company issued awards for 168,010 shares of restricted stock to its senior employees and directors. Of these restricted stock awards, 49,010 of these shares vest in equal increments annually over three years while the remaining 119,000 vest in equal increments annually over four years. In addition, the Company issued 205,000 performance based shares to the Company’s Chief Executive Officer and Senior Vice Presidents which will vest in equal increments annually over a 3-year period. These performance based shares will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ended January 1, 2012. The aggregate fair value of these awards, based on the closing price of the Company’s common stock on the respective grant dates, was $9.2 million. During the twenty-six weeks ended July 3, 2011 and July 4, 2010, the Company recognized $1.8 million and $1.7 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of July 3, 2011, the Company had $9.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.8 years.
5. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 3, 2011 and July 4, 2010 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$21,163	$17,025	$37,543	$34,733
Net (income) loss attributable to noncontrolling interests	415	(8)	825	(44)

Income attributable to The GEO Group, Inc.	$21,578	$17,017	$38,368	$34,689
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	64,455	48,776	64,373	49,743

Per share amount	$0.33	$0.35	$0.60	$0.70

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	64,455	48,776	64,373	49,743
Effect of dilutive securities: Stock options and restricted stock	403	538	414	737

Weighted average shares assuming dilution	64,858	49,314	64,787	50,480

Per share amount	$0.33	$0.35	$0.59	$0.69

Thirteen Weeks
For the thirteen weeks ended July 3, 2011, 77,472 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
For the thirteen weeks ended July 4, 2010, 25,893 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
Twenty-Six Weeks
For the twenty-six weeks ended July 3, 2011, 56,094 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.
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
As of July 3, 2011, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains recognized and recorded in earnings related to these fair value hedges was $2.1 million and $1.1 million in the thirteen and twenty-six weeks ended July 3, 2011, respectively. As of July 3, 2011 and January 2, 2011, the swap assets’ fair values were $4.4 million and $3.3 million, respectively and are included as Other Non-Current Assets in the accompanying balance sheets. There was no material ineffectiveness of these interest rate swaps for the fiscal periods ended July 3, 2011.
The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended July 3, 2011, respectively. Total net unrealized gain recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.5 million and $0.5 million for the thirteen and twenty-six weeks ended July 4, 2010, respectively. The total value of the swap asset as of July 3, 2011 and January 2, 2011 was $1.3 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The Company has retrospectively adjusted a portion of its goodwill with respect to the Cornell acquisition to reflect changes in the provisional amounts recognized at January 2, 2011 based on new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Refer to Note 2. Such adjustments resulted in a net decrease of $0.9 million in goodwill which is reflected in the balance below as of January 2, 2011. Other than this retrospective adjustment, the Company made no measurement period adjustments to goodwill with respect to the Cornell acquisition in the twenty-six weeks ended July 3, 2011. Changes in the Company’s goodwill balances for the twenty-six weeks ended July 3, 2011 were related to the BI Acquisition and are as follows (in thousands):

			Foreign
			currency
	January 2, 2011	Acquisitions	translation	July 3, 2011
U.S. Detention & Corrections	$175,990	$—	$—	$175,990
GEO Care	67,257	282,915	—	350,172
International Services	762	—	40	802

Total Goodwill	$244,009	$282,915	$40	$526,964

On February 10, 2011, the Company acquired BI and recorded goodwill representing the strategic benefits of the Acquisition including the combined Company’s increased scale and the diversification of service offerings. Goodwill resulting from business combinations includes the excess of the Company’s purchase price over net assets of BI acquired of $282.9 million.
Intangible assets consisted of the following (in thousands):

	Useful Life	U.S. Detention &	International
	in Years	Corrections	Services	GEO Care	Total
Finite-lived intangible assets:
Management contracts	1-17	$49,850	$2,754	$41,300	$93,904
Covenants not to compete	1-4	4,349	—	2,821	7,170

Gross carrying value of January 2, 2011		54,199	2,754	44,121	101,074

Changes to gross carrying value during the twenty-six
weeks ended July 3, 2011:
Finite-lived intangible assets:
Management contracts — BI Acquisition	11-14	—	—	61,000	61,000
Covenants not to compete — BI Acquisition	2	—	—	1,400	1,400
Technology — BI Acquisition	7	—	—	21,800	21,800
Foreign currency translation		—	(41)	—	(41)
Indefinite-lived intangible assets:
Trade names — BI Acquisition	Indefinite	—		42,100	42,100

Gross carrying value as of July 3, 2011		54,199	2,713	170,421	227,333
Accumulated amortization expense		(13,135)	(394)	(8,831)	(22,360)

Net carrying value at July 3, 2011		$41,064	$2,319	$161,590	$204,973

On February 10, 2011, the Company acquired BI and recorded identifiable intangible assets related to management contracts, existing technology, non-compete agreements for certain former BI executives and for the trade name associated with BI’s business which is now part of the Company’s GEO Care reportable segment. The weighted average amortization period in total for these acquired intangible assets is 10.8 years and for the acquired management contracts is 12.4 years. As of July 3, 2011, the weighted average period before the next contract renewal or extension for the intangible assets acquired from BI was approximately 1.1 years.

Accumulated amortization expense for the Company’s finite-lived intangible assets in total and by asset class is as follows (in thousands):

	U.S. Detention &	International
	Corrections	Services	GEO Care	Total
Management contracts	$11,639	$394	$5,870	$17,903
Technology	—	—	1,220	1,220
Covenants not to compete	1,496	—	1,741	3,237

Total accumulated amortization expense	$13,135	$394	$8,831	$22,360

Amortization expense was $5.0 million and $9.1 million for the thirteen and twenty-six weeks ended July 3, 2011, respectively and primarily related to the amortization of intangible assets for acquired management contracts. Amortization expense was $0.6 million and $1.1 million for the thirteen and twenty-six weeks ended July 4, 2010, respectively and primarily related to the amortization of intangible assets for acquired management contracts. As of July 3, 2011, the weighted average period before the next contract renewal or extension for all of the Company’s facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.
Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2011 through fiscal year 2015 and thereafter is as follows (in thousands):

	U.S. Detention &	International
	Corrections —	Services —	GEO Care —
	Expense	Expense	Expense	Total Expense
Fiscal Year	Amortization	Amortization	Amortization	Amortization
Remainder of 2011	$2,794	$74	$6,787	$9,655
2012	4,894	149	12,982	18,025
2013	3,556	149	11,409	15,114
2014	3,556	149	11,193	14,898
2015	3,556	149	11,162	14,867
Thereafter	22,708	1,649	65,957	90,314

	$41,064	$2,319	$119,490	$162,873

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
8. FINANCIAL INSTRUMENTS
The Company is required to measure certain of its financial instruments at fair value on a recurring basis. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company classifies and discloses its fair value measurements in one of the following categories: Level 1-unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level 2-quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and Level 3- prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.
All of the Company’s interest rate swap derivatives were in the Company’s favor as of July 3, 2011 and are presented as assets in the table below and in the accompanying balance sheet. The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of July 3, 2011 and January 2, 2011 (in thousands):

		Fair Value Measurements at July 3, 2011
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	July 3, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,665	$—	$5,665	$—
Investments other than derivatives	7,662	—	7,662	—

		Fair Value Measurements at January 2, 2011
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable
	January 2, 2011	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,131	$—	$5,131	$—
Investments other than derivatives	7,533	—	7,533	—
The financial investments included in the Company’s Level 2 fair value measurements as of July 3, 2011 and January 2, 2011 consist of an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.
9. FAIR VALUE OF ASSETS AND LIABILITIES
The Company’s balance sheet reflects certain financial assets and liabilities at carrying value. The following tables present the carrying values of those instruments and the corresponding fair values at July 3, 2011 and January 2, 2011 (in thousands):

	July 3, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$57,453	$57,453
Restricted cash and investments, including current portion	102,553	102,553
Liabilities:
Borrowings under the Senior Credit Facility	$699,296	$703,951
7 3/4% Senior Notes	246,953	262,813
6.625% Senior Notes	300,000	302,250
Non-recourse debt, Australian subsidiary	45,767	45,808
Other non-recourse debt, including current portion	170,188	173,532

	January 2, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and cash equivalents	$39,664	$39,664
Restricted cash and investments, including current portion	90,642	90,642
Liabilities:
Borrowings under the Senior Credit Facility	$557,758	$562,610
7 3/4% Senior Notes	250,078	265,000
Non-recourse debt, Australian subsidiary	46,300	46,178
Other non-recourse debt, including current portion	176,384	180,340
The fair values of the Company’s Cash and cash equivalents, and Restricted cash and investments approximate the carrying values of these assets at July 3, 2011 and January 2, 2011. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of our 7 3/4% Senior Notes, our 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and certain non-recourse debt are based on market prices, where available, or similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of the borrowings under the Credit Agreement is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.
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
The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Holdings, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established in 2001 and was subsequently awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $9.9 million at July 3, 2011 and its guarantees related to SACS discussed in Note 11.
The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”), GEO Amey PECS Limited (“GEOAmey”) and Amey UK PLC (“Amey Guarantor”) to form a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in the United Kingdom and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. Both parties provide working capital lines of credit in equal proportion to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. The Company expects that GEOAmey will commence operations in August 2011.
11. DEBT
Senior Credit Facility
On August 4, 2010, the Company terminated its Third Amended and Restated Credit Agreement (“Prior Senior Credit Agreement”) and entered into a new Credit Agreement (the “Senior Credit Facility”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, the Company entered into Amendment No. 1 (“Amendment No. 1”), to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased the Company’s borrowing capacity by $250.0 million. On May 2, 2011, the Company executed Amendment No. 2 to its Senior Credit Facility (“Amendment No. 2”). As a result of this amendment, relative to the Company’s Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of July 3, 2011, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A due August 2015 (“Term Loan A”), currently bearing interest at LIBOR plus 2.75%, (ii) a $150.0 million Term Loan A-2 due August 2015 (“Term Loan A-2”), currently bearing interest at LIBOR plus 2.75%, (iii) a $200.0 million Term Loan B due August 2016 (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%, and (iv) a $500.0 million Revolving Credit Facility due August 2015 (“Revolver”) currently bearing interest at LIBOR plus 2.75%.
Incremental borrowings of $150.0 million under the Company’s amended Senior Credit Facility along with proceeds from the Company’s $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of July 3, 2011, the Company had $489.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $210.0 million in borrowings under the Revolver, approximately $68.6 million in letters of credit and $221.4 million in additional borrowing capacity under the Revolver. In connection with these borrowings, the Company has $9.1 million of deferred financing fees, net of accumulated amortization, included in Other Non-Current Assets in the accompanying consolidated balance sheet as of July 3, 2011. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of July 3, 2011 was 3.2%.
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

Additionally, there is an Interest Coverage Ratio under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.
Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of July 3, 2011.
6.625% Senior Notes
On February 10, 2011, the Company completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. The Company realized net proceeds of $293.3 million upon the closing of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Senior Credit Facility, to finance the BI Acquisition. The remaining net proceeds from the offering were used for general corporate purposes. Refer to Note 16 — Subsequent Events.
The 6.625% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of the Company and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of the Company and the guarantors, including the 7 3/4% Senior Notes (see below); senior to any future indebtedness of the Company and the guarantors that is expressly subordinated to the 6.625% Senior Notes and the guarantees; effectively junior to any secured indebtedness of the Company and the guarantors, including indebtedness under its Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and structurally junior to all obligations of the Company’s subsidiaries that are not guarantors.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of July 3, 2011.
7 3/4% Senior Notes
On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”). These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under our Prior Senior Credit Agreement. On October 21, 2010, the Company completed its Offer to Exchange for the full $250,000,000 aggregate principal amount of its 7 3/4% Senior Notes Due 2021 which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that some of the transfer restrictions, registration rights and additional interest provisions relating to the notes issued in the private offering will not apply to the registered notes exchanged. The Company did not receive any proceeds from the exchange offer.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of July 3, 2011.

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
The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of July 3, 2011 and January 2, 2011 was $26.3 million and $27.0 million, respectively, and is included in property and equipment in the accompanying balance sheets.
On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of July 3, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of July 3, 2011, included in current restricted cash and non-current restricted cash is $6.3 million and $11.0 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of a detention center in Tacoma, Washington, known as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition of CSC in November 2005. In connection with this financing, CSC formed a special purpose entity, CSC of Tacoma LLC, of which CSC is the only member, the sole purposes of which are to own, operate, mortgage, lease, finance, refinance and otherwise deal with this facility. CSC of Tacoma LLC owns the facility, as well as all of its other assets; the Company provides detention, transportation and related services for the United States Government from this facility pursuant to a Use Agreement between the Company and CSC of Tacoma LLC. The assets of CSC of Tacoma LLC are owned by CSC of Tacoma LLC. They are included in the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The assets and liabilities of CSC of Tacoma LLC are recognized on the CSC of Tacoma LLC balance sheet.
In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the twenty-six weeks ended July 3, 2011. As of July 3, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.
As of July 3, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $5.8 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF
MCF, one of the Company’s consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of both July 3, 2011 and January 2, 2011, the aggregate principal amount of these bonds was $108.3 million and is included in Non-recourse debt on the accompanying consolidated balance sheet, net of premium of $9.7 million and net of the current portion of $14.6 million.
The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of July 3, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.
Australia
The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $45.8 million and $46.3 million at July 3, 2011 and January 2, 2011, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at July 3, 2011, was $5.4 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in non-recourse debt.
Guarantees
In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.0 million, to SACS’ senior lenders through the issuance of letters of credit. Refer to Note 16-Subsequent Events for updates to these requirements. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. The Company has guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million, as security for its guarantee. The Company’s obligations under this guarantee expire upon SACS’ release from its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of Company’s outstanding letters of credit under its Revolver.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.6 million, commencing in 2017. The Company has a liability of $1.9 million and $1.8 million related to this exposure as of July 3, 2011 and January 2, 2011, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheet. The Company does not currently operate or manage this facility.
At July 3, 2011, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.4 million. Except as discussed above, the Company does not have any off balance sheet arrangements.
12. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Assessments
On June 22, 2011, a verdict for $6.5 million was entered against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. On January 29, 2005, it was alleged that Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. The Company disagrees with the verdict and intends to pursue an appeal. The Company intends to vigorously defend its rights with respect to this judgment and believes its accrual relative to this verdict is adequate. Under its insurance plan, the Company is responsible for the first $3.0 million of liability. Aside from this amount, which the Company would pay directly from general corporate funds, the Company believes it has insurance coverage for this matter.
In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million, as of July 3, 2011, or $19.4 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company’s management that it proposed to disallow a deduction that the Company realized during the 2005 tax year. In December of 2010, the Company reached an agreement with the office of the IRS Appeals on the amount of the deduction. The agreement was subject to the review by the Joint Committee on Taxation and was completed without change on April 18, 2011. As a result of the review, there was no change to our tax accrual related to this matter.
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
Construction Commitments
The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $279.0 million, of which $96.1 million was spent through the second quarter of 2011. The Company estimates the remaining capital requirements related to these capital projects to be approximately $182.9 million, which will be spent through fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2011 could materially increase.
Contract Terminations
Effective February 28, 2011, the Company’s contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated.
Effective April 30, 2011, the Company’s contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated.
Effective May 29, 2011, the Company’s subsidiary in the United Kingdom no longer managed the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues:
U.S. Detention & Corrections	$241,676	$192,081	$483,305	$381,788
International Services	55,284	44,708	108,413	90,590
GEO Care	110,857	36,973	207,746	74,475
Facility Construction & Design	—	6,333	119	20,784

Total revenues	$407,817	$280,095	$799,583	$567,637

Depreciation and amortization:
U.S. Detention & Corrections	$13,326	$8,177	$26,254	$16,083
International Services	548	420	1,077	855
GEO Care	7,182	877	12,527	1,774
Facility Construction & Design	—	—	—	—

Total depreciation and amortization	$21,056	$9,474	$39,858	$18,712

Operating income:
U.S. Detention & Corrections	$54,371	$45,528	$110,148	$90,468
International Services	2,323	3,407	6,274	5,250
GEO Care	21,446	4,573	35,293	8,814
Facility Construction & Design	(23)	197	80	1,145

Operating income from segments	78,117	53,705	151,795	105,677
General and administrative expenses	(27,710)	(20,655)	(60,498)	(38,103)

Total operating income	$50,407	$33,050	$91,297	$67,574

	July 3, 2011	January 2, 2011
Segment assets:
U.S. Detention & Corrections	$1,906,439	$1,855,067
International Services	100,878	103,004
GEO Care	765,907	301,334
Facility Construction & Design	144	26

Total segment assets	$2,773,368	$2,259,431

Pre-Tax Income Reconciliation of Segments
The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the thirteen weeks ended July 3, 2011 and April 4, 2010, respectively (in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Total operating income from segments	$78,117	$53,705	$151,795	$105,677
Unallocated amounts:
General and Administrative Expenses	(27,710)	(20,655)	(60,498)	(38,103)
Net interest expense	(17,783)	(6,961)	(33,175)	(13,546)

Income before income taxes and equity in earnings of affiliates	$32,624	$26,089	$58,122	$54,028

Asset Reconciliation of Segments
The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of July 3, 2011 and January 2, 2011, respectively (in thousands).

	July 3, 2011	January 2, 2011
Reportable segment assets	$2,773,368	$2,259,431
Cash	57,453	39,664
Deferred income tax	48,919	33,062
Restricted cash and investments	102,553	90,642

Total assets	$2,982,293	$2,422,799

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues:
Detention & Corrections	$296,960	$236,789	$591,718	$472,378
GEO Care	110,857	36,973	207,746	74,475
Facility Construction & Design	—	6,333	119	20,784

Total revenues	$407,817	$280,095	$799,583	$567,637

Equity in Earnings of Affiliates
Equity in earnings of affiliates includes the Company’s joint venture in South Africa, SACS. This entity is accounted for under the equity method of accounting and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.
A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Statement of Operations Data
Revenues	$12,830	$10,994	$25,001	$21,755
Operating income	5,369	4,508	10,129	8,600
Net income	2,837	2,257	4,160	3,437

	July 3, 2011	January 2, 2011
Balance Sheet Data
Current assets	$34,341	$40,624
Non-current assets	48,347	50,613
Current liabilities	3,696	3,552
Non-current liabilities	59,104	60,129
Shareholders’ equity	19,888	27,556
During the twenty-six weeks ended July 3, 2011, the Company’s consolidated South African subsidiary, South African Custodial Holdings Pty. Ltd. (“SACH”) received a dividend of $5.4 million from SACS which reduced the Company’s investment in its joint venture. As of July 3, 2011 and January 2, 2011, the Company’s investment in SACS was $9.9 million and $13.8 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.
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
As of July 3, 2011, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of July 3, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of July 3, 2011, the Company would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. During the fiscal year ended January 2, 2011, the Company paid a former executive $4.4 million in discounted retirement benefits, including a gross up of $1.6 million for certain taxes, under the executive’s non-qualified deferred compensation agreement. The Company’s liability relative to its pension plans and retirement agreements was $14.4 million and $13.8 million as of July 3, 2011 and January 2, 2011, respectively. The long-term portion of the pension liability as of July 3, 2011 and January 2, 2011 was $14.2 million and $13.6 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets.

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

	Twenty-six
	Weeks Ended	Fiscal Year Ended
	July 3 , 2011	January 2, 2011
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$13,830	$16,206
Service cost	322	525
Interest cost	334	746
Actuarial gain	—	986
Benefits paid	(104)	(4,633)

Projected benefit obligation, end of period	$14,382	$13,830

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	104	4,633
Benefits paid	(104)	(4,633)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(14,382)	$(13,830)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	—	—
Net loss	1,640	1,671

Accrued pension cost	$1,640	$1,671

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3 , 2011	July 4 , 2010	July 3 , 2011	July 4 , 2010
Components of Net Periodic Benefit Cost
Service cost	$161	$131	$322	$262
Interest cost	167	187	334	374
Amortization of: Prior service cost	—	10	—	20
Net loss	16	8	32	16

Net periodic pension cost	$344	$336	$688	$672

Weighted Average Assumptions for Expense
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	4.27%	4.50%	4.27%	4.50%
The Company expects to pay total benefits of $0.2 million during the fiscal year ending January 1, 2012.
15. RECENT ACCOUNTING STANDARDS
In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.
In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

The Company implemented the following accounting standards in the twenty-six weeks ended July 3, 2011:
In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance became effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this standard in the twenty-six weeks ended July 3, 2011 did not have a material impact on the Company’s financial position, results of operations and cash flows. As a result of the BI Acquisition, the Company also periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price charged by the Company when the elements are sold on a standalone basis.
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
Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company acquired BI during the twenty-six weeks ended July 3, 2011 and has implemented this standard, as applicable, to the related business combination disclosures.
16. SUBSEQUENT EVENTS
In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.0 million, to SACS’ senior lenders through the issuance of letters of credit. On July 27, 2011, the Company was notified by SACS’ lenders that, as of August 3, 2011, these guarantees would be reduced to 34.8 million South African Rand, or $5.2 million.
On July 9, 2011, the Company adopted The GEO Group Inc., 2011 Employee Stock Purchase Plan (the “Plan”). The Plan was approved by the Company’s Compensation Committee and its Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions will be used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. Upon approval of the Plan by the Company’s shareholders, the Company will offer up to 500,000 shares of its common stock for sale to eligible employees. The Plan is subject to approval by the Company’s shareholders on or before June 29, 2012 and, as such, no shares will be issued until such time as the Plan is approved.

On July 11, 2011, the Company announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. This decision will impact three of the Company’s facilities: the company-leased 305-bed Leo Chesney Community Correctional Facility, the company-owned 643-bed Desert View Modified Community Correctional Facility, and the company-owned 625-bed Central Valley Modified Community Correctional Facility. The Company has received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of GEO’s agreements for the housing of low level state offenders at these three facilities effective as of September 30, 2011, November 30, 2011 and November 30, 2011, respectively. The Company is in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, the Company is hopeful that it will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. Included in revenue for the twenty-six weeks ended July 3, 2011 is $16.3 million of revenue related to these terminated contracts.
On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of the Company’s common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s revolving credit facility. The Company believes it has the ability to fund the stock repurchase program, its working capital, its debt service requirements, and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes. The stock repurchase is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. As of August 4, 2011, the Company had 65.1 million shares of common stock outstanding.
On July 25, 2011, the Company filed an exchange offer prospectus on Form 424B3 with the Securities and Exchange Commission relating to an Offer to Exchange up to $300,000,000 aggregate principal amount of its 6.625% Senior Notes Due 2021 (the “New Notes”) and the guarantees thereof which were registered under the Securities Act of 1933, as amended, for a like amount of its outstanding 6.625% Senior Notes Due 2021 (the “Old Notes”) and the guarantees thereof. The terms of the New Notes are identical to the Old Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the Old Notes will not apply to the New Notes. The exchange offer will expire at 5:00 p.m., New York City time, on August 22, 2011, unless extended. Tenders of Old Notes may be withdrawn at any time before the expiration of the exchange offer. The Company will not receive any proceeds from the exchange offer.
17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed in Note 11, the Company completed a private offering of $300.0 million aggregate principal amount of 6.625% senior unsecured notes due 2021 (such 6.625% Senior Notes collectively with the 7 3/4% Senior Notes issued October 20, 2009, the “Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The Company’s newly acquired BI subsidiary has been classified in the Condensed Consolidating Financial Information as a guarantor to the Company’s Notes. On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in thousands)
(unaudited)

	As of July 3, 2011
			Combined
		Combined	Non-
		Subsidiary	Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,953	$2,466	$45,034	$—	$57,453
Restricted cash and investments	—	—	38,734	—	38,734
Accounts receivable, less allowance for doubtful accounts	104,346	157,741	21,615	—	283,702
Deferred income tax assets, net	15,191	28,665	4,127	—	47,983
Prepaid expenses and other current assets	266	16,211	8,949	(1,154)	24,272

Total current assets	129,756	205,083	118,459	(1,154)	452,144

Restricted Cash and Investments	7,721	—	56,098	—	63,819
Property and Equipment, Net	525,960	882,471	209,073	—	1,617,504
Assets Held for Sale	3,083	548	—	—	3,631
Direct Finance Lease Receivable	—	—	36,711	—	36,711
Intercompany Receivable	403,001	14,305	1,881	(419,187)	—
Deferred Income Tax Assets, Net	—	—	936		936
Goodwill	34	526,128	802	—	526,964
Intangible Assets, Net	—	202,654	2,319	—	204,973
Investment in Subsidiaries	1,379,112	—	—	(1,379,112)	—
Other Non-Current Assets	39,155	68,382	25,533	(57,459)	75,611

	$2,487,822	$1,899,571	$451,812	$(1,856,912)	$2,982,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,308	$33,189	$2,114	$(1,154)	$81,457
Accrued payroll and related taxes	1,759	19,612	17,208	—	38,579
Accrued expenses	64,501	37,684	26,866	—	129,051
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,235	1,382	31,946	—	50,563

Total current liabilities	130,803	91,867	78,134	(1,154)	299,650

Deferred Income Tax Liabilities	15,874	91,476	20	—	107,370
Intercompany Payable	1,881	399,214	18,092	(419,187)	—
Other Non-Current Liabilities	25,599	38,822	56,443	(57,459)	63,405
Capital Lease Obligations	—	13,644	—	—	13,644
Long-Term Debt	1,233,643	550	—	—	1,234,193
Non-Recourse Debt	—	—	184,009	—	184,009
Commitments & Contingencies
Total Shareholders’ Equity	1,080,022	1,263,998	115,114	(1,379,112)	1,080,022

	$2,487,822	$1,899,571	$451,812	$(1,856,912)	$2,982,293

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended July 3, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$146,733	$222,867	$57,514	$(19,297)	$407,817
Operating expenses	133,566	147,831	46,544	(19,297)	308,644
Depreciation and amortization	4,744	14,436	1,876	—	21,056
General and administrative expenses	9,520	14,459	3,731	—	27,710

Operating income (loss)	(1,097)	46,141	5,363	—	50,407
Interest income	7,767	413	1,562	(8,113)	1,629
Interest expense	(15,886)	(7,983)	(3,656)	8,113	(19,412)

Income (loss) before income taxes and equity in earnings of affiliates	(9,216)	38,571	3,269	—	32,624
Provision (benefit) for income taxes	(3,473)	14,904	1,448	—	12,879
Equity in earnings of affiliates, net of income tax provision	—	—	1,418	—	1,418

Income (loss) before equity income of consolidated subsidiaries	(5,743)	23,667	3,239	—	21,163
Income from consolidated subsidiaries, net of income tax provision	26,906	—	—	(26,906)	—

Net income	21,163	23,667	3,239	(26,906)	21,163
Net loss attributable to noncontrolling interests	—	—	—	415	415

Net income attributable to the GEO Group, Inc.	$21,163	$23,667	$3,239	$(26,491)	$21,578

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Thirteen Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$154,754	$86,962	$51,174	$(12,795)	$280,095
Operating expenses	134,011	53,826	41,874	(12,795)	216,916
Depreciation and amortization	4,239	4,281	954	—	9,474
General and administrative expenses	10,878	6,118	3,659	—	20,655

Operating income	5,626	22,737	4,687	—	33,050
Interest income	310	319	1,450	(593)	1,486
Interest expense	(6,178)	(516)	(2,346)	593	(8,447)

Income (loss) before income taxes and equity in earnings of affiliates	(242)	22,540	3,791	—	26,089
Provision (benefit) for income taxes	(105)	8,823	1,474	—	10,192
Equity in earnings of affiliates, net of income tax provision	—	—	1,128	—	1,128

Income (loss) before equity income of consolidated subsidiaries	(137)	13,717	3,445	—	17,025
Income from consolidated subsidiaries, net of income tax provision	17,162	—	—	(17,162)	—

Net income	17,025	13,717	3,445	(17,162)	17,025
Net income attributable to noncontrolling interests	—	—	—	(8)	(8)

Net income attributable to The GEO Group, Inc.	$17,025	$13,717	$3,445	$(17,170)	$17,017

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 3, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$290,124	$434,093	$113,015	$(37,649)	$799,583
Operating expenses	265,461	291,512	88,606	(37,649)	607,930
Depreciation and amortization	8,999	27,127	3,732	—	39,858
General and administrative expenses	20,964	31,367	8,167	—	60,498

Operating income (loss)	(5,300)	84,087	12,510	—	91,297
Interest income	13,504	737	3,025	(14,068)	3,198
Interest expense	(29,239)	(13,922)	(7,280)	14,068	(36,373)

Income (loss) before income taxes and equity in earnings of affiliates	(21,035)	70,902	8,255	—	58,122
Provision (benefit) for income taxes	(8,041)	27,397	3,303	—	22,659
Equity in earnings of affiliates, net of income tax provision	—	—	2,080	—	2,080

Income (loss) before equity income of consolidated subsidiaries	(12,994)	43,505	7,032	—	37,543
Income from consolidated subsidiaries, net of income tax provision	50,537	—	—	(50,537)	—

Net income	37,543	43,505	7,032	(50,537)	37,543
Net loss attributable to noncontrolling interests	—	—	—	825	825

Net income attributable to the GEO Group, Inc.	$37,543	$43,505	$7,032	$(49,712)	$38,368

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues	$307,614	$173,958	$111,664	$(25,599)	$567,637
Operating expenses	265,030	109,801	94,016	(25,599)	443,248
Depreciation and amortization	8,451	8,328	1,933	—	18,712
General and administrative expenses	19,758	11,173	7,172	—	38,103

Operating income	14,375	44,656	8,543	—	67,574
Interest income	611	665	2,619	(1,180)	2,715
Interest expense	(11,937)	(1,024)	(4,480)	1,180	(16,261)

Income before income taxes and equity in earnings of affiliates	3,049	44,297	6,682	—	54,028
Provision for income taxes	1,218	17,573	2,222	—	21,013
Equity in earnings of affiliates, net of income tax provision	—	—	1,718	—	1,718

Income before equity income of consolidated subsidiaries	1,831	26,724	6,178	—	34,733
Income from consolidated subsidiaries, net of income tax provision	32,902	—	—	(32,902)	—

Net income	34,733	26,724	6,178	(32,902)	34,733
Net income attributable to noncontrolling interests	—	—	—	(44)	(44)

Net income attributable to The GEO Group, Inc.	$34,733	$26,724	$6,178	$(32,946)	$34,689

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 3, 2011
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$64,488	$(1,202)	$31,976	$95,262

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	619	—	619
Proceeds from sale of assets held for sale	—	6,640	—	6,640
Change in restricted cash	—	—	(11,478)	(11,478)
Capital expenditures	(82,994)	(3,236)	(1,132)	(87,362)

Net cash (used in) provided by investing activities	(492,601)	4,023	(12,610)	(501,188)

Cash Flow from Financing Activities:
Payments on long-term debt	(38,638)	(576)	(7,618)	(46,832)
Proceeds from long-term debt	482,260	—	—	482,260
Distribution to MCF partners	—	—	(4,012)	(4,012)
Proceeds from the exercise of stock options	2,209	—	—	2,209
Income tax benefit of equity compensation	392	—	—	392
Debt issuance costs	(10,771)	—	—	(10,771)

Net cash provided by (used in) financing activities	435,452	(576)	(11,630)	423,246

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	469	469

Net Increase in Cash and Cash Equivalents	7,339	2,245	8,205	17,789
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$9,953	$2,466	$45,034	$57,453

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Twenty-six Weeks Ended July 4, 2010
		Combined	Combined
		Subsidiary	Non-Guarantor
	The GEO Group, Inc.	Guarantors	Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$59,432	$742	$25,164	$85,338

Cash Flow from Investing Activities:
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of property and equipment	—	334	—	334
Change in restricted cash	—	—	(5,218)	(5,218)
Capital expenditures	(50,127)	(5,654)	(582)	(56,363)

Net cash used in investing activities	(50,127)	(5,361)	(5,800)	(61,288)

Cash Flow from Financing Activities:
Payments on long-term debt	(33,853)	(348)	(6,883)	(41,084)
Proceeds from long-term debt	97,000	—	—	97,000
Payments for purchase of treasury shares	(77,278)	—	—	(77,278)
Income tax benefit of equity compensation	15	—	—	15
Proceeds from the exercise of stock options	4,871	—	—	4,871

Net cash used in financing activities	(9,245)	(348)	(6,883)	(16,476)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,295)	(1,295)

Net Increase (Decrease) in Cash and Cash Equivalents	60	(4,967)	11,186	6,279
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$12,436	$366	$27,333	$40,135

THE GEO GROUP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Information
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:
•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, mental health, residential treatment, re-entry, supervision and monitoring and secure transportation services business;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•	our ability to successfully integrate Cornell Companies Inc., which we refer to as Cornell, and BII Holding Corporation, which we refer to as BI Holding into our business within our expected time-frame and estimates regarding integration costs;

•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of our acquisitions of Cornell and BI Holding;

•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of our acquisitions of Cornell and BI Holding;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our Current Reports on Form 8-K filed with the SEC.
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.
Introduction
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended July 3, 2011 as “Second Quarter 2011,” and we refer to the thirteen weeks ended July 4, 2010 as “Second Quarter 2010.”
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
Our acquisition of Cornell Companies, Inc., which we refer to as the Cornell Acquisition, in August 2010 added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community based and youth treatment services into GEO

Care’s behavioral healthcare services platform to create a leadership position in this growing market. On February 10, 2011, we acquired BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI. We refer to this transaction as the BI Acquisition. We believe the addition of BI provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of July 3, 2011, our worldwide operations included the management and/or ownership of approximately 79,600 beds at 115 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring services, tracking more than 60,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.
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
We maintained an average company-wide facility occupancy rate of 94.1% for the twenty-six weeks ended July 3, 2011. As a result of the acquisitions of Cornell and BI, we expect to benefit from the combined Company’s increased scale and the diversification of service offerings.
Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 2, 2011, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 2, 2011.
Fiscal 2011 Developments
Employee Stock Purchase Plan
On July 9, 2011, we adopted The GEO Group Inc., 2011 Employee Stock Purchase Plan which we refer to as the Plan. The Plan was approved by our Compensation Committee and Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees and designated subsidiaries of GEO in order to increase their identification with our goals and secure a proprietary interest in our success. These deductions will be used to purchase shares of our Common Stock at a 5% discount from the then current market price. Upon approval of the Plan by our shareholders, we will offer up to 500,000 shares of our common stock for sale to eligible employees. The Plan is subject to approval by our shareholders on or before June 29, 2012 and, as such, no shares will be issued until such time as the Plan is approved.
Acquisition of BII Holding
On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and our wholly-owned subsidiary, which we refer to as Merger Sub, BII

Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, which we refer to as the Merger, with BII Holding emerging as the surviving corporation of the Merger. As a result of the Merger, we paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and subject to certain adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by us, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement was repaid by BI with a portion of the $409.6 million merger consideration. We are in the process of integrating BI into our wholly-owned subsidiary, GEO Care.
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
On July 25, 2011, we filed an exchange offer prospectus on Form 424B3 with the Securities and Exchange Commission relating to an Offer to Exchange up to $300,000,000 aggregate principal amount of our 6.625% Senior Notes Due 2021, which we refer to as the New Notes, and the guarantees thereof which were registered under the Securities Act of 1933, as amended, for a like amount of our outstanding 6.625% Senior Notes Due 2021, which we refer to as the Old Notes, and the guarantees thereof. The terms of the New Notes are identical to the Old Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the Old Notes will not apply to the new notes. The exchange offer will expire at 5:00 p.m., New York City time, on August 22, 2011, unless extended. Tenders of Old Notes may be withdrawn at any time before the expiration of the exchange offer. We will not receive any proceeds from the exchange offer.
Amendments to Senior Credit Facility
On February 8, 2011, we entered into Amendment No. 1, which we refer to as Amendment No. 1, to our Credit Agreement, which we refer to as the Senior Credit Facility, dated as of August 4, 2010, by and among us, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2 to our Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of July 3, 2011, following these amendments, the Senior Credit Facility was comprised of: a $150.0 million Term Loan A, due August 2015, which we refer to as Term Loan A, currently bearing interest at LIBOR plus 2.75%; a $150.0 million Term Loan A-2, due August 2015, which we refer to as Term Loan A-2, currently bearing interest at LIBOR plus 2.75%; a $200.0 million Term Loan B, due August 2016, which we refer to as Term Loan B, currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%; and a $500.0 million Revolving Credit Facility, due August 2015, which we refer to as the Revolver, currently bearing interest at LIBOR plus 2.75%. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI.
As of August 4, 2011, the Company had $485.1 million in aggregate borrowings outstanding, net of discount, under the term loan portion of our Senior Credit Facility, $210.0 million in borrowings under the Revolving Credit Facility due August 2015, which we refer to as the Revolver, approximately $63.5 million in letters of credit and $226.5 million in additional borrowing capacity under the Revolver.

Stock Repurchase Program
On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our revolving credit facility. We believe we have the ability to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the Company’s discretion. As of August 4, 2011, we had 65.1 million shares of common stock outstanding.
Facility Construction
The following table sets forth current expansion and development projects at July 3, 2011:

		Capacity
		Following	Estimated
	Additional	Expansion/	Completion
Facilities Under Construction	Beds	Construction	Date	Customer	Financing
Karnes County Civil Detention Facility, Texas	600	600	Q1 2012	ICE (1)	GEO
New Castle Correctional Facility, Indiana	512	3,196	Q2 2012	IDOC	GEO
Riverbend Correctional Facility, Georgia	1,500	1,500	Q4 2011	GDOC	GEO
Adelanto ICE Processing Center, West and East, California	650	1,300	Q3 2012	ICE (2)	GEO

Total	3,262

(1)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with Karnes County.

(2)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with the City of Adelanto.
Contract Terminations
The following contract terminations occurred during fiscal year 2011. We do not expect that the termination of these contracts will have a material adverse impact, individually or in the aggregate, on our financial condition, results of operations or cash flows.
Effective February 28, 2011, our contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated.
Effective April 30, 2011, our contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated.
Effective May 29, 2011, our subsidiary in the United Kingdom no longer managed the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England.
On July 11, 2011, we announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. This decision will impact three of our facilities: the company-leased 305-bed Leo Chesney Community Correctional Facility, the company-owned 643-bed Desert View Modified Community Correctional Facility, and the company-owned 625-bed Central Valley Modified Community Correctional Facility. We have received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at these three facilities effective as of September 30, 2011, November 30, 2011 and November 30, 2011, respectively. We are in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, we are hopeful that we will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. We expect the incremental impact of these 2011 contract terminations to be a reduction of fiscal 2012 revenues of approximately $16.3 million.
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
On March 15, 2011, we announced that our wholly-owned U.K. subsidiary, GEO UK Ltd., was selected as the preferred bidder by the United Kingdom Border Agency for the management and operation of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. On March 31, 2011, we executed a contract for the management and operation of this existing centre which will have a term of five years effective September 25, 2011.
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
On June 1, 2011, we announced that the City of Adelanto, California has signed a contract with us for the housing of federal immigration detainees at our 650-bed Detention Facility in Adelanto, California, which we purchased from the City of Adelanto in June of 2010, and at a 650-bed facility expansion, which we are constructing, to be located on land immediately adjacent to the facility. We are currently renovating and retrofitting the existing 650-bed facility and expect to complete and begin the initial intake of 650 detainees in August 2011. We expect to complete the new 650-bed expansion and begin the intake of the additional 650 detainees by August 2012.
Critical Accounting Policies
The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Effective January 3, 2011, our policy relative to revenue recognition, as further discussed below, incorporates amendments in accounting guidance relating to revenue recognition issued by the Financial Accounting Standards Board, which we refer to as FASB. The amendments did not have a significant impact on our financial position, results of operations or cash flows. We are still in the process of reviewing the accounting policies of BI to ensure conformity of such accounting policies to ours. At this time, we are not aware of any differences in accounting policies that would have a material impact on the consolidated financial statements as of July 3, 2011.
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
Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $43.0 million and $40.2 million as of July 3, 2011 and January 2, 2011, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.
Income Taxes
Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliates, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $0.3 million and $0.6 million for the thirteen and twenty-six weeks ended July 3, 2011, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimate during the twenty-six weeks ended July 3, 2011. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with facility construction. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
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
When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the twenty-six weeks ended July 3, 2011 we implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As a result of the BI Acquisition, we also periodically sell our monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a stand alone basis.
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Comparison of Thirteen Weeks Ended July 3, 2011 and Thirteen Weeks Ended July 4, 2010
For the purposes of the discussion below, “Second Quarter 2011” refers to the thirteen week period ended July 3, 2011 and “Second Quarter 2010” refers to the thirteen week period ended July 4, 2010. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included within the U.S. Detention & Corrections segment. Disclosures for business segments reflect reclassifications for all periods presented.
Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$241,676	59.3%	$192,081	68.6%	$49,595	25.8%
International Services	55,284	13.5%	44,708	16.0%	10,576	23.7%
GEO Care	110,857	27.2%	36,973	13.2%	73,884	199.8%
Facility Construction & Design	—	0.0%	6,333	2.2%	(6,333)	(100.0)%

Total	$407,817	100.0%	$280,095	100.0%	$127,722	45.6%

U.S. Detention & Corrections
Revenues increased in Second Quarter 2011 compared to Second Quarter 2010 primarily due to the acquisition of Cornell which contributed additional revenues of $53.4 million. We also experienced increases at other facilities in Second Quarter 2011 due to: (i) the opening of the Blackwater River Correctional Facility (“Blackwater River”) located in Milton, Florida in October 2010 which contributed revenues of $7.4 million; (ii) aggregate increases in revenues of $2.3 million at the Western Region Detention Facility (“Western Region”) located in San Diego, California due to contractual increases related to the inflationary index and the Maverick County Detention Facility (“Maverick”) located in Maverick, Texas due to increases in the population and; (iii) aggregate increases of $1.5 million due to the intake of inmates for the North Lake Correctional Facility (“North Lake”) located in Baldwin, Michigan and the Indiana Short Term Offender Program (“STOP Program”) in Plainfield, Indiana which began operations in May 2011 and March 2011, respectively. These increases were partially offset by a decrease in revenues of $1.2 million at the Rivers Correctional Institution (“Rivers”) located in Winton, North Carolina due to lower per diem rates and, more significantly, aggregate decreases of $14.6 million due to the termination of our contracts at the Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida, Graceville Correctional Facility (“Graceville”) located in Graceville, Florida, South Texas Intermediate Sanction

Facility (“South Texas ISF”) in Houston, Texas, North Texas Intermediate Sanction Facility (“North Texas ISF”) located in Fort Worth, Texas, and Bridgeport Correctional Center (“Bridgeport”) in Bridgeport, Texas.
The number of compensated mandays in U.S. Detention & Corrections facilities was 4.3 million in Second Quarter 2011 compared to 3.5 million in Second Quarter 2010. The increase in Second Quarter 2011 is due to approximately one million additional mandays from Cornell and is offset by net decreases in mandays at our other facilities primarily due to the terminated contracts discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.1% of capacity in Second Quarter 2011, excluding Moore Haven, Graceville, South Texas ISF, North Texas ISF, Bridgeport and including North Lake, Blackwater River and STOP Program. The average occupancy in our U.S. Detention & Corrections facilities was 95.3% in Second Quarter 2010 taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care.
International Services
Revenues for our International Services segment during Second Quarter 2011 increased by $10.6 million over Second Quarter 2010 due to several factors. Our contract for the management of the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”) experienced an increase in revenues of $1.5 million primarily due to the activation of the 360-bed expansion in July 2010. In addition, we experienced aggregate increases of $1.6 million at other international facilities as a result of several factors including the full operation of Parklea Correctional Centre (“Parklea”) located in Sydney, Australia, increases in services provided under the other management contracts at our Australian subsidiary and contractual increases linked to the inflationary index in South Africa and in Australia. We experienced an increase in revenues of $8.5 million over Second Quarter 2010 due to foreign currency translation. These increases were partially offset by a decrease in revenues of $0.7 million related to our terminated contract for the operation of the Campsfield House Removal Centre (“Campsfield House”) in Kidlington, England.
GEO Care
The increase in revenues for GEO Care in Second Quarter 2011 compared to Second Quarter 2010 is primarily attributable to our acquisitions of Cornell and BI which contributed $40.3 million and $30.9 million, respectively, in additional revenues. We also experienced an increase in revenues of $3.1 million from the opening of Montgomery County Mental Health Treatment Facility (“Montgomery County”) in Montgomery, Texas in March 2011. These increases were partially offset by a decrease in revenues at our Columbia Regional Care Center (“Columbia”) in Columbia, South Carolina due to a decrease in population.
Facility Construction & Design
Revenues from the Facility Construction & Design segment decreased by $6.3 million in Second Quarter 2011 compared to Second Quarter 2010 due to a decrease in construction activities at Blackwater River. Construction at this facility was completed in October 2010 and we began intake of inmates on October 5, 2010.
Operating Expenses

		% of Segment		% of Segment
	2011	Revenues	2010	Revenues	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$173,979	72.0%	$138,376	72.0%	$35,603	25.7%
International Services	52,413	94.8%	40,881	91.4%	11,532	28.2%
GEO Care	82,229	74.2%	31,523	85.3%	50,706	160.9%
Facility Construction & Design	23	0.0%	6,136	96.9%	(6,113)	(99.6)%

Total	$308,644	75.7%	$216,916	77.4%	$91,728	42.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.
U.S. Detention & Corrections
The increase in operating expenses for U.S. Detention & Corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $35.6 million. We also experienced aggregate increases in operating expenses of $13.0 million due to: (i) the opening of Blackwater River in October 2010; (ii) the intake of inmates and start up costs for North Lake and the STOP Program which began operations in May 2011 and March 2011, respectively; (iii) increases in population at the LaSalle Detention

Facility (“LaSalle”) located in Jena, Louisiana; and (iii) increases in carrying costs for our expanded Aurora ICE Processing Center. These increases were offset by aggregate decreases in operating expenses of $12.2 million due to the termination of contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF and Bridgeport. U.S. Detention & Corrections operating expenses were negatively impacted by $2.7 million accrued in Second Quarter 2011 due to the verdict entered against us at a GEO Oklahoma state correctional facility.
International Services
Operating expenses for our International Services segment during Second Quarter 2011 increased $11.5 million over the prior year due to several factors including our new management contract for the operation of the Harmondsworth expansion in the United Kingdom, costs associated with our newly formed GEOAmey joint venture in the United Kingdom, and also an increase in labor costs at the Kutama-Sinthumule Correctional Centre in South Africa which accounted for an aggregate increase in operating expenses of $2.2 million. We experienced an increase in operating expenses at our Australian subsidiary of $1.6 million primarily associated with the costs to provide additional services under some of our management contracts. We also experienced overall increases in operating expenses of $7.9 million in Second Quarter 2011 compared to Second Quarter 2010 due to the effects of foreign currency translation. These increases were partially offset by aggregate decreases in operating expenses of $0.8 million due to the termination of our Campsfield House contract effective May 2011.
GEO Care
Operating expenses for GEO Care increased $50.7 million during Second Quarter 2011 from Second Quarter 2010 primarily due to the operation of the Cornell facilities and our recent acquisition of BI which contributed increases of $30.8 million and $19.8 million, respectively. Offsetting the increases to operating expenses were recoveries related to Cornell aggregating $2.5 million which were a result of recovered accounts receivable and an insurance settlement for property damage at an acquired facility.
Facility Construction & Design
Operating expenses for Facility Construction & Design decreased during Second Quarter 2011 compared to Second Quarter 2010 primarily due to the decrease in construction activities at Blackwater River.
Depreciation and Amortization

		% of Segment		% of Segment
	2011	Revenue	2010	Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$13,326	5.5%	$8,177	4.3%	$5,149	63.0%
International Services	548	1.0%	420	0.9%	128	30.5%
GEO Care	7,182	6.5%	877	2.4%	6,305	718.9%
Facility Construction & Design	—	—	—	—	—	—

Total	$21,056	5.2%	$9,474	3.4%	$11,582	122.3%

U.S. Detention & Corrections
U.S. Detention & Corrections depreciation and amortization expense increased by $5.1 million in Second Quarter 2011 compared to Second Quarter 2010 primarily as a result of our acquisition of Cornell which contributed $3.4 million of an increase in depreciation expense and $1.2 million of an increase in amortization expense. We also experienced aggregate increases of $0.6 million related to the completion of construction projects at the Broward Transition Center (“Broward”) located in Deerfield Beach, Florida, the Central Texas Detention Facility (“Central Texas”) in San Antonio, Texas, the Aurora ICE Processing Center (“Aurora ICE Processing Center”) in Aurora, Colorado and Adelanto ICE Processing Center East (“Adelanto ICE Processing Center”) in Adelanto, California. These increases were partially offset by decreases in depreciation and amortization expense due to the termination of the management contracts at Moore Haven and Graceville.
International Services
Depreciation and amortization expense increased slightly in Second Quarter 2011 over Second Quarter 2010 primarily from changes in the foreign exchange rates.

GEO Care
The increase in depreciation and amortization expense for GEO Care in Second Quarter 2011 compared to Second Quarter 2010 is primarily due to our acquisitions of Cornell and BI which contributed $2.0 million and $4.4 million, respectively.
Other Unallocated Operating Expenses

	2011	% of Revenue	2010	%of Revenue	$ Change	% Change
			(Dollars in thousands)
General and Administrative Expenses	$27,710	6.8%	$20,655	7.4%	$7,055	34.2%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses of $7.1 million is primarily attributable to recurring increases, such as those relating to rent expense and employee salaries and benefits, due to our acquisitions of Cornell and BI. In addition, we incurred certain non-recurring start-up and acquisition related expenses of $0.9 million in Second Quarter 2011 consisting primarily of professional fees, travel costs and other direct administrative costs. During the Second Quarter 2010, we incurred $2.2 million in non-recurring acquisition related expenses. Excluding the impact of the non-recurring acquisition related expenses, general and administrative expenses remained consistent as a percentage of revenues in Second Quarter 2011 compared to Second Quarter 2010.
Non Operating Expenses
Interest Income and Interest Expense

	2011	%of Revenue	2010	%of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$1,629	0.4%	$1,486	0.5%	$143	9.6%
Interest Expense	$19,412	4.8%	$8,447	3.0%	$10,965	129.8%
The majority of our interest income generated in Second Quarter 2011 and Second Quarter 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.
The increase in interest expense of $11.0 million is primarily attributable to more indebtedness outstanding in Second Quarter 2011. We experienced increases in interest expense as a result of: (i) an increase of $5.1 million due to the issuance of our 6.625% Senior Notes in February 2011; (ii) an increase of $3.8 million due to greater outstanding borrowings under our Senior Credit Facility; (iii) additional interest expense of $0.8 million due to less capitalized interest; and (iv) an increase of $1.5 million, net of premium amortization, in interest expense related to the non-recourse debt of MCF, one of our variable interest entities. Outstanding borrowings, net of discount and swap, at July 3, 2011 and July 4, 2010, excluding non-recourse debt and capital lease liabilities, were $1,252.1 million and $526.7 million, respectively.
Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate	$ Change	% Change
			(Dollars in thousands)
Income Taxes	$12,879	39.5%	$10,192	39.1%	$2,687	26.4%
The effective tax rate for the Second Quarter 2011 was approximately 39.5% compared to the effective tax rate of 39.1% for the same period in the prior year. We estimate our annual effective tax rate for fiscal year 2011 to be in the range of 39% to 40%.
Comparison of Twenty-six Weeks Ended July 3, 2011 and Twenty-six Weeks Ended July 4, 2010
For the purposes of the discussion below, “First Half 2011” refers to the twenty-six week period ended July 3, 2011 and “First Half 2010” refers to the twenty-six week period ended July 4, 2010. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Disclosures for business segments reflect reclassifications for all periods presented.

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$483,305	60.4%	$381,788	67.3%	$101,517	26.6%
International Services	108,413	13.6%	90,590	16.0%	17,823	19.7%
GEO Care	207,746	26.0%	74,475	13.1%	133,271	178.9%
Facility Construction & Design	119	0.0%	20,784	3.6%	(20,665)	(99.4)%

Total	$799,583	100.0%	$567,637	100.0%	$231,946	40.9%

U.S. Detention & Corrections
Revenues increased in First Half 2011 compared to First Half 2010 primarily due to the acquisition of Cornell which contributed additional revenues of $110.6 million. We also experienced increases at other facilities in First Quarter 2011 due to: (i) the opening of the Blackwater River in October 2010 which contributed revenues of $14.8 million, (ii) an increase of $2.5 million at LaSalle due to an increase in the population and (iii) an increase in revenues of $1.8 million at Western Region due to increases related to the inflationary index. These increases were offset by aggregate decreases of $28.8 million due to the termination of our contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF, and Bridgeport.
The number of compensated mandays in U.S. Detention & Corrections facilities was 8.6 million in First Half 2011 compared to 7.0 million in First Half 2010. The increase in First Half 2011 is due to approximately two million additional mandays from Cornell and is offset by net decreases in mandays at our other facilities primarily due to the terminated contracts discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections was 94.2% of capacity in First Half 2011, excluding Moore Haven, Graceville, South Texas ISF, North Texas ISF, Bridgeport and including North Lake, Blackwater River and STOP Program. The average occupancy in our U.S. Detention & Corrections facilities was 94.3% in First Half 2010 taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care.
International Services
Revenues for our International Services segment during First Half 2011 increased by $17.8 million over First Half 2010 due to several factors. Our contract for the management of Harmondsworth experienced an increase in revenues of $3.0 million primarily due to the activation of the 360-bed expansion in July 2010. In addition, we experienced aggregate increases of $3.6 million at other international facilities as a result of several factors including the full operation of Parklea, increases in services provided under the other management contracts at our Australian subsidiary and contractual increases linked to the inflationary index in South Africa and Australia. We experienced an increase in revenues of $13.1 million over First Half 2010 due to foreign currency translation. These increases were partially offset by an aggregate decrease in revenues of $2.0 million related to our terminated contracts for the operation of the Melbourne Custody Centre (“Melbourne”) in Melbourne, Australia and Campsfield House.
GEO Care
The increase in revenues for GEO Care in First Half 2011 compared to First Half 2010 is primarily attributable to our acquisitions of Cornell and BI which contributed $81.7 million and $48.7 million, respectively, in additional revenues. We also experienced an increase in revenues of $4.3 million from the opening of Montgomery County in March 2011. These increases were partially offset by a decrease in revenues at Columbia due to a decrease in population.
Facility Construction & Design
Revenues from the Facility Construction & Design segment decreased significantly in First Half 2011 compared to First Half 2010 due to a decrease in construction activities at Blackwater River which was completed in October 2010.
Operating Expenses

		% of Segment		% of Segment
	2011	Revenues	2010	Revenues	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$346,903	71.8%	$275,237	72.1%	$71,666	26.0%
International Services	101,062	93.2%	84,485	93.3%	16,577	19.6%
GEO Care	159,926	77.0%	63,887	85.8%	96,039	150.3%
Facility Construction & Design	39	32.8%	19,639	94.5%	(19,600)	(99.8)%

Total	$607,930	76.0%	$443,248	78.1%	$164,682	37.2%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.
U.S. Detention & Corrections
The increase in operating expenses for U.S. Detention & Corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $75.5 million. We also experienced aggregate increases in operating expenses of $22.7 million due to: (i) the opening of Blackwater River in October 2010; (ii) costs associated with the intake of inmates and start up costs for North Lake and Indiana STOP which began operations in First Half 2011; (iii) increases in population at LaSalle; and (iv) increases in carrying costs for our expanded Aurora ICE Processing Center. These increases were partially offset by aggregate decreases in operating expenses of $24.4 million due to the termination of contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF and Bridgeport. U.S. Detention & Corrections operating expenses were negatively impacted by $2.7 million accrued in Second Quarter 2011 due to the verdict entered against us at a GEO Oklahoma state correctional facility.
International Services
Operating expenses for our International Services segment during First Half 2011 increased $16.6 million over the prior year due to several factors including our new management contract for the operation of the Harmondsworth expansion, costs associated with our newly formed GEOAmey joint venture in the United Kingdom, and an increase in labor costs at the Kutama-Sinthumule Correctional Centre in South Africa which accounted for an aggregate increase in operating expenses of $4.0 million. In addition, we experienced an increase in operating expenses at our Australian subsidiary of $1.7 million primarily associated with the costs to provide additional services under some of our management contracts. We also experienced overall increases in operating expenses of $12.1 million in First Half 2011 compared to First Half 2010 due to the effects of foreign currency translation. These increases were partially offset by aggregate decreases in operating expenses of $2.2 million due to the termination of our Melbourne Custody Centre contract in Melbourne, Australia effective April 2010, the termination of our contract for the management of Campsfield House in the United Kingdom, and a decrease in costs in First Half 2011 primarily associated with the start-up of Parklea which we incurred in First Half 2010.
GEO Care
Operating expenses for GEO Care increased $96.0 million during First Half 2011 from First Half 2010 primarily due to the operation of the Cornell facilities and our recent acquisition of BI which contributed increases of $64.0 million and $30.8 million, respectively. The remaining increase primarily relates to the management of Montgomery County. Offsetting the increases to operating expenses were recoveries related to Cornell aggregating $2.5 million which were a result of recovered accounts receivable and an insurance settlement for property damage at an acquired facility.
Facility Construction & Design
Operating expenses for Facility Construction & Design decreased during First Half 2011 compared to First Half 2010 primarily due to the decrease in construction activities at Blackwater River Correctional Facility.
Depreciation and Amortization

		% of Segment		% of Segment
	2011	Revenue	2010	Revenue	$ Change	% Change
			(Dollars in thousands)
U.S. Detention & Corrections	$26,254	5.4%	$16,083	4.2%	$10,171	63.2%
International Services	1,077	1.0%	855	0.9%	222	26.0%
GEO Care	12,527	6.0%	1,774	2.4%	10,753	606.1%
Facility Construction & Design	—	—	—	—	—	—

Total	$39,858	5.0%	$18,712	3.3%	$21,146	113.0%

U.S. Detention & Corrections
U.S. Detention & Corrections depreciation and amortization expense increased by $10.2 million in First Half 2011 compared to First Half 2010 primarily as a result of our acquisition of Cornell which contributed $9.2 million of the increase. We also experienced aggregate increases of $1.2 million related to the completion of construction projects at Broward, Central Texas, the Aurora ICE Processing Center, and Adelanto ICE Processing Center. These increases were partially offset by decreases in depreciation expense due to the termination of the management contracts at Moore Haven and Graceville.
International Services
Depreciation and amortization expense increased slightly in First Half 2011 over First Half 2010 primarily due to changes in the foreign exchange rates.
GEO Care
The increase in depreciation and amortization expense for GEO Care in First Half 2011 compared to First Half 2010 is primarily due to our acquisitions of Cornell and BI which contributed $3.9 million and $7.0 million.
Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
General and Administrative Expenses	$60,498	7.6%	$38,103	6.7%	$22,395	58.8%
General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expense of $22.4 million compared to First Half 2010 is primarily attributable to the following: (i) recurring increases, such as those relating to rent expense and employee salaries and benefits, due to our acquisitions of Cornell and BI; and (ii) non-recurring acquisition related expenses of $7.0 million for the First Half 2011 consisting primarily of professional fees, travel costs and other direct administrative costs. During First Half 2010, we incurred $2.2 million in non-recurring acquisition related expenses. Excluding the impact of the non-recurring acquisition related expenses, general and administrative expenses increased slightly as a percentage of revenues in First Half 2011 compared to First Half 2010 primarily due to increases in travel and relocation expenses.
Non Operating Expenses
Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
			(Dollars in thousands)
Interest Income	$3,198	0.4%	$2,715	0.5%	$483	17.8%
Interest Expense	$36,373	4.5%	$16,261	2.9%	$20,112	123.7%
The majority of our interest income generated in First Half 2011 and First Half 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the favorable impact of the foreign currency effects of a strengthening Australian Dollar.
The increase in interest expense of $20.1 million is primarily attributable to more indebtedness outstanding in First Half 2011. We experienced increases in interest expense as a result of: (i) an increase of $8.1 million due to the issuance of our 6.625% Senior Notes in February 2011; (ii) an increase of $7.7 million due to greater outstanding borrowings under our Senior Credit Facility; (iii) additional interest expense of $2.1 million due to less capitalized interest; and (iv) an increase of $2.9 million, net of premium amortization, in interest expense related to the non-recourse debt of MCF, one of our variable interest entities. Outstanding borrowings, net of discount and swap, at July 3, 2011 and July 4, 2010, excluding non-recourse debt and capital lease liabilities, were $1,252.1 million and $526.7 million, respectively.

Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate	$ Change	% Change
			(Dollars in thousands)
Income Taxes	$22,659	39.0%	$21,013	38.9%	$1,646	7.8%
The effective tax rate for the First Half 2011 was approximately 39.0% and includes certain one-time items that favorably impacted the tax rate which were in-part offset by a portion of transaction expenses related to the BI Acquisition that are non-deductible. Without these one-time items our effective tax rate would be 39.4%. The effective tax rate for the same period in the prior year was 38.9%. We estimate our annual effective tax rate for fiscal year 2011 to be in the range of 39% to 40%.
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
We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $317.8 million, of which $145.3 million was spent through Second Quarter 2011. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $172.5 million, which will be spent in fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $20.0 million and $25.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase.
Liquidity and Capital Resources
On August 4, 2010, we entered into a new Credit Agreement, which we refer to as our Senior Credit Facility. On February 8, 2011, we entered into Amendment No. 1 to the Credit Agreement. Amendment No. 1, among other things, amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2 to the Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of July 3, 2011, the Senior Credit Facility is comprised of: (i) a $150.0 million Term Loan A bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (iv) the Revolver of $500.0 million bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.
On February 10, 2011, we used the funds from the new $150.0 million incremental Term Loan A-2 along with the net cash proceeds from the offering of the 6.625% Senior Notes to finance the acquisition of BI. As of July 3, 2011, we had $144.4 million outstanding under the Term Loan A, $148.1 million outstanding under the Term Loan A-2, $196.8 million outstanding under the Term Loan B, net of $1.7 million discount, and our $500.0 million Revolving Credit Facility had $210.0 million outstanding in loans, $68.6 million outstanding in letters of credit and $221.4 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
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
Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements through 2012 disclosed above under “Capital Requirements”. In addition to additional capital requirements which will be required relative to the acquisitions of Cornell and BI, we are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for some or all of these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2012 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.
On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our revolving credit facility. We believe we have the ability to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable Securities and Exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at the Company’s discretion. As of August 4, 2011, we had 65.1 million shares of common stock outstanding.
In the future, our access to capital and ability to compete for capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our compliance with these debt covenants.
Executive Retirement Agreement
As of July 3, 2011, we had a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of July 3, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of July 3, 2011, we would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See “Part II — Item 1. Legal Proceedings”.
Senior Credit Facility
On August 4, 2010, we terminated our Third Amended and Restated Credit Agreement, which we refer to as the “Prior Senior Credit Agreement”, and entered into a new Credit Agreement by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of July 3, 2011, the Senior Credit Facility was comprised of: (i) a $150.0 million Term Loan A due August 2015, bearing interest at LIBOR plus 2.75%, (ii) a $150.0 million Term Loan A-2 due August 2015, bearing interest at LIBOR plus 2.75%, (iii) a $200.0 million Term Loan B due August 2016, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%, and (iv) a $500.0 million Revolving Credit Facility due August 2015 bearing interest at LIBOR plus 2.75%.
Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of July 3, 2011, we had $489.3 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $210.0 million in borrowings under the Revolver, approximately $68.6 million in letters of credit and $221.4 million in additional borrowing capacity under the Revolver. The weighed average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of July 3, 2011 was 3.2%.
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

Additionally, there is an Interest Coverage Ratio under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.
Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of ours, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of July 3, 2011.
6.625% Senior Notes
On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. We realized net proceeds of $293.3 million upon closing of the transaction. We used the net proceeds of the offering together with borrowings of $150.0 million under the Senior Credit Facility to finance the acquisition of BI. The remaining net proceeds from the offering were used for general corporate purposes.
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
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of July 3, 2011.
7 3/4% Senior Notes
On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolver under the Prior Senior Credit Agreement. On October 21, 2010, we completed our Offer to Exchange for the full $250,000,000 aggregate principal amount of our 7 3/4% Senior Notes Due 2021 which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that some of the transfer restrictions, registration rights and additional interest provisions relating to the notes issued in the private offering will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.
The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of GEO and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors, including the 6.625% Senior Notes; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the 7 3/4% Senior Notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under our Credit Agreement, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of our subsidiaries that are not guarantors.
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
Before October 15, 2013, we may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a “make-whole” premium together with accrued and unpaid interest and liquidated damages, if any. In addition, at any time on or prior to October 15, 2012, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.
The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of July 3, 2011.
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
We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. The carrying value of the facility as of July 3, 2011 and January 2, 2011 was $26.3 million and $27.0 million, respectively.
On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of July 3, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of July 3, 2011, included in current restricted cash and non-current restricted cash is $6.3 million and $11.0 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.
Northwest Detention Center
On June 30, 2003, CSC arranged financing for the construction of a detention center in Tacoma, Washington, known as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition of CSC in November 2005. In connection with this financing, CSC formed a special purpose entity, CSC of Tacoma LLC, of which CSC is the only member, the sole purposes of which are to own, operate, mortgage, lease, finance, refinance and otherwise deal with this facility. CSC of Tacoma LLC owns the facility, as well as all of its other assets; we provide detention, transportation and related services for the United States Government from this facility pursuant to a Use Agreement between us and CSC of Tacoma LLC. The assets of CSC of Tacoma LLC are owned by CSC of Tacoma LLC. They are included in our consolidated financial statements in accordance with generally accepted accounting principles. The assets and liabilities of CSC of Tacoma LLC are recognized on the CSC of Tacoma LLC balance sheet.
In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is also non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended July 3, 2011. As of July 3, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is due in the next twelve months.
As of July 3, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $5.8 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.
Municipal Correctional Finance, L.P.
Municipal Correctional Finance, L.P., which we refer to as MCF, one of our consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, nonrecourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries. As of July 3, 2011, the aggregate principal amount of these bonds was $108.3 million and is included as Non-recourse debt on our consolidated balance sheet, net of premium of $9.7 million and net of the current portion of $14.6 million.
The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of July 3, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.
Australia
In connection with the financing and management of one Australian facility, our wholly-owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $45.8 million and $46.3 million at July 3, 2011 and January 2, 2011, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at July 3, 2011, was $5.4 million. The restricted cash balance is included in the non-current portion of restricted cash and the annual maturities of the long-term portion of the future debt obligation are included in non-recourse debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.
Guarantees
In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under our debt agreements up to a maximum amount of 60.0 million South African Rand, or $9.0 million, to SACS’ senior lenders through the issuance of letters of credit. On July 27, 2011, we were notified by SACS’ lenders that, as of August 3, 2011, these guarantees would be reduced to 34.8 million South African Rand, or $5.2 million. Additionally, SACS is required to fund a restricted account for the payment of certain costs in the event of contract termination. We have guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account and provided a standby letter of credit of 8.4 million South African Rand, or $1.3 million as of July 3, 2011, as security for our guarantee. Our obligations under this guarantee expire upon the release from SACS of its obligations in respect to the restricted account under its debt agreements. No amounts have been drawn against these letters of credit, which are included as part of the value of outstanding letters of credit under our Revolver.
We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $3.0 million as of July 3, 2011, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.
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
In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a not-for-profit entity. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.6 million as of July 3, 2011 commencing in 2017. We have a liability of $1.9 million and $1.8 million related to this exposure as of July 3, 2011 and January 2, 2011, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheet. We do not currently operate or manage this facility.

At July 3, 2011, we also had eight letters of guarantee outstanding totaling $10.4 million under separate international facilities relating to performance guarantees of our Australian subsidiary. Except as discussed above, we don’t have any off balance sheet arrangements.
We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II — Item 1. Legal Proceedings.
Derivatives
As of July 3, 2011, we have four interest rate swap agreements in the aggregate notional amount of $100.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains recognized and recorded in earnings related to these fair value hedges was $2.1 million and $1.1 million in the thirteen and twenty-six weeks ended July 3, 2011, respectively. As of July 3, 2011 and January 2, 2011, the swap assets’ fair values were $4.4 million and $3.3 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended July 3, 2011.
Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss, net of tax, recognized and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.1 million and $0.4 million for the thirteen and twenty-six weeks ended July 3, 2011, respectively. The total value of the swap asset as of July 3, 2011 and January 2, 2011 was $1.3 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).
Cash Flow
Cash and cash equivalents as of July 3, 2011 was $57.5 million, an increase of $17.8 million from January 2, 2011.
Cash provided by operating activities of continuing operations amounted to $95.3 million in First Half 2011 versus cash provided by operating activities of $85.3 million in First Half 2010. Cash provided by operating activities in First Half 2011 was positively impacted by a net increase in non-cash expenses such as depreciation and amortization and stock based compensation expense. These non-cash expenses were partially offset by a decrease in the amortization of deferred financing fees, also a non-cash expense. The increases to cash provided by operating activities were partially offset by an increase in cash payments made toward accounts payable, accrued expenses and other liabilities. Cash provided by operating activities in First Half 2010 was positively impacted by a dividend received by our South Africa consolidated subsidiary from our South African joint venture of $3.9 million, a decrease in accounts receivable of $26.6 million due to the timing of cash collections from our customers offset by a decrease in accounts payable and accrued expenses and accrued payroll and related taxes of $1.8 million due to the timing of cash payments to our customers and our employees.
Cash used in investing activities amounted to $501.2 million in First Half 2011 compared to cash used in investing activities of $61.3 million in First Half 2010. Cash used in investing activities in First Half 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million. In addition, we used $87.4 million for capital expenditures and also experienced increases in our restricted cash requirements. Cash used in investing activities in First Half 2010 primarily reflects capital expenditures of $56.4 million related to the construction of correctional and detention facilities and an increase in restricted cash of $5.2 million.
Cash provided by financing activities in First Half 2011 amounted to $423.2 million compared to cash used in financing activities of $16.5 million in First Half 2010. Cash provided by financing activities in First Half 2011 reflects proceeds from our Senior Credit Facility of $180.0 million and proceeds of $300.0 million from the issuance of our 6.625% Senior Notes offset by payments on our

Senior Credit Facility of $38.6 million and payments on non-recourse debt of $7.6 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $10.8 million in debt issuance costs primarily associated with the financing of the BI Acquisition. Cash used in financing activities in First Half 2010 reflects payments for repurchase of our common stock of $77.3 million, payments on the Revolver, other long-term debt and non-recourse debt of $41.1 million offset by proceeds received from the Revolver of $97.0 million.
Outlook
The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, the “Forward-Looking Statements — Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, and the “Forward-Looking Information” section in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
Revenue
Domestically, we continue to pursue a number of opportunities that have recently developed in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. We are actively competing on several procurements at the state level which represent close to 28,000 correctional beds. In Arizona, we expect the state to make contract awards for 5,000 new in-state beds in the end of the third quarter of 2011. In Ohio, the state has issued a request for proposals for the purchase and operation of five existing facilities totaling approximately 6,500 beds and we expect contract awards to be announced in the end of the third quarter of 2011. In Florida, the Department of Corrections has issued a request for proposals for the management, under one single contract, of all correctional facilities, reception centers, work camps, and community-based work release centers in South Florida, which total more than 16,400 beds with a projected contract start date of January 1, 2012. We continue to be encouraged by these opportunities; however these positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While the mid-year budget shortages faced by states in fiscal year 2011 have been less severe than in prior years, several states still face ongoing budget shortfalls. According to the National Conference of State Legislatures, 31 states currently project budget gaps in fiscal year 2012 while 19 states currently anticipate budget gaps in fiscal year 2013. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. In July 2011, we announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of this decision, we received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our California community corrections facilities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.
Internationally, during the second half of fiscal year 2009 our subsidiaries in the United Kingdom and Australia began the operation and management under two new contracts with an aggregate of 1,083 beds. In July 2010, our subsidiary in the United Kingdom (referred to as the “UK”) began operating the 360-bed expansion at Harmondsworth increasing the capacity of that facility to 620 beds from 260 beds. In March 2011, we executed a contract with the United Kingdom Border Agency for the management and operation of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. GEO will commence operation of this Center on September 25, 2011. Also in March 2011, our newly formed joint venture in the United Kingdom, GEOAmey, was awarded three contracts by the Ministry of Justice in the United Kingdom for the provision of prison escort and custody services. We believe there are additional opportunities in the UK such as additional market testing of prisons, electronic monitoring of offenders and community corrections. Finally, the UK government has recently announced plans to market test, or privatize, nine existing prison facilities which total approximately 6,000 beds. GEO has gone through the prequalification process for this procurement and has been invited to compete on these opportunities. We are currently awaiting a revised timeline from the governmental agency in the UK so we may continue to pursue this project. We are continuing to monitor this opportunity and, at this time, we believe the government in the UK is reviewing this plan to determine the best way to proceed. In South Africa, we have bid on projects for the design, construction and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008 and we submitted our bids on the projects at the end of May 2009. The South African government has announced that it intends to complete its evaluation of four existing bids (including ours) by November 2011. No more than two prison projects can be awarded to any one bidder. The New Zealand government has also solicited expressions of interest for a new design, build, finance and management contract for a new correctional center for 960 beds and our GEO Australia subsidiary has been short-listed in this procurement and has submitted a formal proposal. We believe that additional opportunities will become available in international markets and we plan to actively bid on any opportunities that fit our target profile for profitability and operational risk.
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
Operating Expenses
Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 59.1% of our operating expenses in First Half 2011. Additional significant operating expenses include food, utilities and inmate medical costs. In First Half 2011, operating expenses totaled 76.0% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2011 will be impacted by the opening of any new facilities. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contracts. Additionally, we will experience increases as a result of the amortization of intangible assets acquired in connection with our acquisitions of Cornell and BI. In addition to the factors discussed relative to our current operations, we expect to experience overall increases in operating expenses as a result of the acquisitions of Cornell and BI. As of July 3, 2011, our worldwide operations include the management and/or ownership of approximately 79,600 beds at 115 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development. See the discussion below regarding Synergies and Cost Savings.
General and Administrative Expenses
General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In First Half 2011, general and administrative expenses totaled 7.6% of our consolidated revenues including the impact of non recurring acquisition related expenses. We expect general and administrative expenses as a percentage of revenue in 2011 to increase slightly over historical results. In connection with our acquisition of Cornell, we incurred approximately $25 million in acquisition related costs, including $7.9 million in debt extinguishment costs, during fiscal year ended 2010 and $2.0 million in First Half 2011. In connection with our acquisition of BI, we incurred $7.7 million of acquisition related costs during fiscal year 2010, $4.3 million in First Half 2011 and expect to incur between $1 million and $2 million during the remainder of 2011. We expect business development and professional expenses to increase between $1.0 million to $1.5 million per quarter for the third and fourth quarters of 2011 as we compete for a number of new business development opportunities in all of our business lines and as we continue to build the corporate infrastructure necessary to support our diversified correctional, detention, and treatment services offerings. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Synergies and Cost Savings
Our management anticipates annual synergies of approximately $12-$15 million during the year following the completion of the acquisition of Cornell and approximately $3-$5 million during the year following our acquisition of BI. There may be potential to achieve additional synergies thereafter. We believe any such additional synergies would be achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved should further enhance cash provided by operations and return on invested capital of the combined company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $696.8 million and $63.5 million in outstanding letters of credit, as of August 4, 2011, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $7.0 million.
As of July 3, 2011, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29% also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.
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
Foreign Currency Exchange Rate Risk
We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at July 3, 2011, every 10 percent change in historical currency rates would have approximately a $6.9 million effect on our financial position and approximately a $0.7 million impact on our results of operations during First Half 2011.
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
On August 12, 2010, we acquired Cornell, at which time Cornell became our subsidiary. See Note 2 to the condensed consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating Cornell’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at July 3, 2011, excludes the operations of Cornell as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of Cornell in its assessment of internal control over financial reporting within one year from the date of acquisition.
On February 10, 2011, we acquired BI Holding, at which time BI Holding and its subsidiaries became our subsidiaries. See Note 2 to the consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating BI Holding’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at July 3, 2011, excludes the operations of BI Holding as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of BI Holding in its assessment of internal control over financial reporting within one year from the date of acquisition.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On June 22, 2011, a verdict for $6.5 million was entered against us in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at our Lawton Oklahoma Correctional Facility. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. On January 29, 2005, it was alleged that Mr. Sites was harmed by his cellmate as a result of our negligence. We disagree with the verdict and intend to pursue an appeal. We intend to vigorously defend our rights with respect to this judgment and believe our accrual relative to this verdict is adequate. Under our insurance plan, we are responsible for the first $3.0 million of liability. Aside from this amount, which we would pay directly from general corporate funds, we believe it has insurance coverage for this matter.
In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $19.4 million based on exchange rates as of July 3, 2011, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.
During the fourth fiscal quarter of 2009, the Internal Revenue Service (“IRS”) completed its examination of our U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified us that it proposed to disallow a deduction that we realized during the 2005 tax year. In December of 2010, we reached an agreement with the office of the IRS Appeals on the amount of the deduction. The agreement was subject to the review by the Joint Committee on Taxation and was completed without change on April 18, 2011. As a result of the review, there was no change to our tax accrual related to this matter.
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
During First Quarter, following our acquisition of BI, BI received notice from the IRS that it will audit its 2008 tax year. The audit is currently in progress.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(A) Exhibits

3.1	Amended and Restated Bylaws of The GEO Group, Inc. (1)

10.35	Amendment No. 2, dated as of May 2, 2011, to the Credit Agreement, dated as of August 4, 2010, between The GEO Group, Inc., as Borrower, certain of GEO’s subsidiaries, as Guarantors, and BNP Paribas, as Lender and as Administrative Agent. (2)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on May 6, 2011.

(2)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 6, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.
Date: August 9, 2011	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)