Form 10-Q
period 2011-10-02
GEO GROUP INC
filed 2011-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 1-14260

The GEO Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0043078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Park Place, 621 NW 53rd Street, Suite 700, Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 4, 2011, the registrant had 62,612,179 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 2, 2011 AND OCTOBER 3, 2010 (UNAUDITED)	3
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 2, 2011 (UNAUDITED) AND JANUARY 2, 2011	4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 2011 AND OCTOBER 3, 2010 (UNAUDITED)	5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
ITEM 4. CONTROLS AND PROCEDURES	62
PART II - OTHER INFORMATION	63
ITEM 1. LEGAL PROCEEDINGS	63
ITEM 1A. RISK FACTORS	64
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	64
ITEM 4. REMOVED AND RESERVED	64
ITEM 5. OTHER INFORMATION	64
ITEM 6. EXHIBITS	64
SIGNATURES	65

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED

OCTOBER 2, 2011 AND OCTOBER 3, 2010

(In thousands, except per share data)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues	$406,847	$327,933	$1,206,430	$895,570
Operating expenses	307,721	251,100	915,651	694,348
Depreciation and amortization	21,974	13,384	61,832	32,096
General and administrative expenses	25,922	33,925	86,420	72,028

Operating income	51,230	29,524	142,527	97,098
Interest income	1,767	1,734	4,965	4,448
Interest expense	(19,327)	(11,917)	(55,700)	(28,178)
Loss on extinguishment of debt	—	(7,933)	—	(7,933)

Income before income taxes and equity in earnings of affiliates	33,670	11,408	91,792	65,435
Provision for income taxes	12,649	7,547	35,308	28,560
Equity in earnings of affiliates, net of income tax provision of $118, $449, $1,705 and $1,672	272	1,149	2,352	2,868

Net income	21,293	5,010	58,836	39,743
Net loss attributable to noncontrolling interests	225	271	1,050	227

Net income attributable to The GEO Group, Inc.	$21,518	$5,281	$59,886	$39,970

Weighted-average common shares outstanding:
Basic	63,340	57,799	64,028	52,428

Diluted	63,555	58,198	64,388	53,044

Income per Common Share Attributable to The GEO Group, Inc. — Basic	$0.34	$0.09	$0.94	$0.76

Income per Common Share Attributable to The GEO Group, Inc. — Diluted	$0.34	$0.09	$0.93	$0.75

Comprehensive income:
Net income	$21,293	$5,010	$58,836	$39,743
Total other comprehensive income (loss), net of tax	(7,521)	5,208	(6,719)	2,308

Total comprehensive income	13,772	10,218	52,117	42,051
Comprehensive loss attributable to noncontrolling interests	325	214	1,160	185

Comprehensive income attributable to The GEO Group, Inc.	$14,097	$10,432	$53,277	$42,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2011 AND JANUARY 2, 2011

(In thousands, except share data)

	October 2, 2011	January 2, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,956	$39,664
Restricted cash and investments (including VIEs[1] of $34,048 and $34,049, respectively)	41,033	41,150
Accounts receivable, less allowance for doubtful accounts of $2,410 and $1,308	274,294	275,778
Deferred income tax assets, net	44,972	29,115
Prepaid expenses and other current assets	21,611	36,377

Total current assets	425,866	422,084

Restricted Cash and Investments (including VIEs of $30,078 and $33,266, respectively)	53,274	49,492
Property and Equipment, Net (including VIEs of $163,801 and $167,209, respectively)	1,673,851	1,511,292
Assets Held for Sale	3,998	9,970
Direct Finance Lease Receivable	31,673	37,544
Deferred Income Tax Assets, Net	936	936
Goodwill	512,669	236,594
Intangible Assets, Net	205,131	87,813
Other Non-Current Assets	83,192	56,648

Total Assets	$2,990,590	$2,412,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$72,216	$73,880
Accrued payroll and related taxes	47,772	33,361
Accrued expenses	129,534	118,472
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $20,770 and $19,365, respectively)	51,204	41,574

Total current liabilities	300,726	267,287

Deferred Income Tax Liabilities	99,142	55,318
Other Non-Current Liabilities	59,322	46,862
Capital Lease Obligations	13,363	13,686
Long-Term Debt	1,310,771	798,336
Non-Recourse Debt (including VIEs of $109,001 and $132,078, respectively)	162,033	191,394
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,180,188 and 84,506,772 issued and 62,612,179 and 64,432,459 outstanding, respectively	852	845
Additional paid-in capital	726,107	718,489
Retained earnings	488,431	428,545
Accumulated other comprehensive income	3,462	10,071
Treasury stock 22,568,009 and 20,074,313 shares, at cost, at October 2, 2011 and January 2, 2011, respectively	(189,036)	(139,049)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,029,816	1,018,901
Noncontrolling interests	15,417	20,589

Total shareholders’ equity	1,045,233	1,039,490

Total Liabilities and Shareholders’ Equity	$2,990,590	$2,412,373

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

OCTOBER 2, 2011 AND OCTOBER 3, 2010

(In thousands)

(UNAUDITED)

	Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010
Cash Flow from Operating Activities:
Net Income	$58,836	$39,743
Net loss attributable to noncontrolling interests	1,050	227

Net income attributable to The GEO Group, Inc.	59,886	39,970
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	61,832	32,096
Amortization of debt issuance costs, discount and/or premium	1,148	3,022
Restricted stock expense	2,642	2,529
Stock option plan expense	2,201	1,004
Provision for doubtful accounts	1,235	140
Equity in earnings of affiliates, net of tax	(2,352)	(2,868)
Income tax benefit of equity compensation	(536)	(786)
Loss on extinguishment of debt	—	7,933
Loss on sale of property and equipment	205	—
Dividends received from unconsolidated joint venture	5,402	3,909
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	28,836	2,711
Changes in accounts payable, accrued expenses and other liabilities	3,625	13,944

Net cash provided by operating activities	164,124	103,604

Cash Flow from Investing Activities:
Cornell Acquisition, cash consideration	—	(260,239)
BI acquisition, cash consideration, net of cash acquired	(409,607)	—
Just Care purchase price adjustment	—	(41)
Proceeds from sale of property and equipment	795	334
Proceeds from sale of assets held for sale	7,121	—
Change in restricted cash	(4,126)	(2,070)
Capital expenditures	(177,656)	(68,284)

Net cash used in investing activities	(583,473)	(330,300)

Cash Flow from Financing Activities:
Payments on long-term debt	(127,544)	(342,460)
Proceeds from long-term debt	617,247	673,000
Distribution to MCF partners	(4,012)	—
Payments for purchase of treasury shares	(49,987)	(80,000)
Payments for retirement of common stock	—	(7,078)
Proceeds from the exercise of stock options	2,446	5,747
Income tax benefit of equity compensation	536	786
Debt issuance costs	(11,192)	(5,750)

Net cash provided by financing activities	427,494	244,245
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,853)	2,361

Net Increase in Cash and Cash Equivalents	4,292	19,910
Cash and Cash Equivalents, beginning of period	39,664	33,856

Cash and Cash Equivalents, end of period	$43,956	$53,766

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$21,886	$8,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”), included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. Additional information may be obtained by referring to the Company’s Annual Report on Form 10-K for the year ended January 2, 2011. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Quarterly Report on Form 10-Q have been made. Results of operations for the thirty-nine weeks ended October 2, 2011 are not necessarily indicative of the results for the entire fiscal year ending January 1, 2012.

The GEO Group, Inc. is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. The Company offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. In February 2011, the Company acquired BII Holding Corporation (“BII Holding”), the indirect owner of 100% of the equity interests of B.I. Incorporated (“BI”). The Company, through its acquisition of BI, is also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BII Holding has an exclusive contract with the U.S. Immigration and Customs Enforcement (“ICE”) to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company also provides secure transportation services for offender and detainee populations as contracted.

On August 12, 2010, the Company acquired Cornell Companies, Inc., (“Cornell”) and on February 10, 2011, the Company acquired BII Holding. As of October 2, 2011, the Company’s worldwide operations included the management and/or ownership of approximately 79,600 beds at 116 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring of more than 67,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

Except as discussed in Note 15, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011 for the fiscal year ended January 2, 2011. As discussed in Note 15, during the thirty-nine weeks ended October 2, 2011, the Company implemented Accounting Standards Update (ASU) No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. At this time, the Company has not identified any differences in accounting policies that would have a material impact on the consolidated financial statements as of October 2, 2011.

As discussed in Note 2, relative to our acquisition of Cornell, the Company recognized adjustments primarily to certain tax assets and liabilities, which was one of the areas of purchase accounting not finalized as of January 2, 2011. According to United States Generally Accepted Accounting Principles (“US GAAP”) business combination accounting, an acquirer is required to recognize adjustments to provisional amounts retrospectively and as if the accounting for the business combination had been completed at the acquisition date. As such, the Company has revised comparative information in its consolidated balance sheet for the year ended January 2, 2011 to reflect these adjustments as if the purchase price allocation had been complete at the acquisition date.

Discontinued operations

The termination of any of the Company’s management contracts, by expiration or otherwise, may result in the classification of the operating results of such management contract, net of taxes, as a discontinued operation. When material, the Company reflects such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. The component unit for which cash flows are considered to be completely eliminated exists at the customer level. Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date.

2. BUSINESS COMBINATIONS

Acquisition of BII Holding

On February 10, 2011, the Company completed its acquisition of B.I. Incorporated (“BI”), a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P (the “BI Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the BI Acquisition, the Company paid merger consideration of $409.6 million in cash, net of cash acquired of $9.7 million, excluding transaction related expenses and any potential adjustments, for 100% of BI’s outstanding common stock. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest, was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration. In connection with the BI Acquisition and included in general and administrative expenses, the Company incurred $4.3 million in non-recurring transaction costs for the thirty-nine weeks ended October 2, 2011.

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

The allocation of the purchase price had not been finalized as of October 2, 2011. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to: (i) final agreement of the adjustment to the purchase price based upon the level of net working capital, and the fair value of certain components thereof, transferred at closing; and (ii) deferred tax assets and liabilities. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition. The Company does not believe that any of the goodwill recorded as a result of the BI Acquisition will be deductible for federal income tax purposes. At this time, the Company has not identified any differences in accounting policies that would have a material impact on the consolidated financial statements as of October 2, 2011. The preliminary purchase price consideration of $409.6 million, net of cash acquired of $9.7 million, excluding transaction related expenses and any potential adjustments, was allocated to the assets acquired and liabilities assumed, based on management’s estimates at the time of this Quarterly Report.

The Company has retrospectively adjusted provisional amounts with respect to the BI Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments relate to the Company’s valuation of accounts receivable, property and equipment, intangible assets and other non-current assets and resulted in a net decrease to goodwill of $7.0 million. The increase in amortization expense for the adjustment to intangible assets was not significant for any quarterly or fiscal year to date period within the thirty-nine weeks ended October 2, 2011. The preliminary purchase price allocation as of April 3, 2011 and as of October 2, 2011 is as follows (in thousands):

	Acquisition Date Estimated Fair Value as of April 3, 2011	Measurement Period Adjustments	Adjusted Acquisition Date Estimated Fair Value as of October 2, 2011
Accounts receivable	$18,321	$1,298	$19,619
Prepaid expenses and other current assets	3,896	—	3,896
Deferred income tax assets	15,857	—	15,857
Property and equipment	22,359	901	23,260
Intangible assets	126,900	4,900	131,800
Other non-current assets	8,884	(119)	8,765

Total assets acquired	$196,217	$6,980	$203,197

Accounts payable	(3,977)	—	(3,977)
Accrued expenses	(8,461)	—	(8,461)
Deferred income tax liabilities	(43,824)	—	(43,824)
Other non-current liabilities	(11,431)	—	(11,431)
Long-term debt	(2,014)	—	(2,014)

Total liabilities assumed	(69,707)	—	(69,707)

Total identifiable net assets	126,510	6,980	133,490
Goodwill	283,097	(6,980)	276,117

Total cash consideration	$409,607	$—	$409,607

For the thirteen weeks ended October 2, 2011, the Company has included revenue and earnings, excluding intercompany transactions, of $31.1 million and $4.6 million, respectively, in its consolidated statement of income. For the thirty-nine weeks ended October 2, 2011, the Company has included revenue and earnings, excluding intercompany transactions, of approximately $79.8 million and $9.4 million, respectively, in its consolidated statement of income which represents revenue and earnings since February 10, 2011, the date BI was acquired.

Acquisition of Cornell Companies, Inc.

On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, among the Company, GEO Acquisition III, Inc., and Cornell. Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million. The measurement period for certain tax assets and liabilities, which was the only area of the purchase price not yet finalized, ended on August 12, 2011.

During the measurement period, the Company retrospectively adjusted provisional amounts with respect to the Cornell acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Those changes are reflected in the table below. The Company made a measurement period adjustment for income taxes in the thirteen weeks ended October 2, 2011 which reduced goodwill by $7.4 million. The purchase price allocation as of January 2, 2011 and as of October 2, 2011 and adjustments made to the estimated acquisition date fair values during the thirty-nine weeks ended October 2, 2011 are as follows (in thousands):

	Acquisition Date Estimated Fair Value as of January 2, 2011	Measurement Period Adjustments	Final Acquisition Date Fair Value as of October 2, 2011
Accounts receivable	$55,142	$294	$55,436
Prepaid and other current assets	13,314	(333)	12,981
Deferred income tax assets	21,273	(3,011)	18,262
Restricted assets	44,096	—	44,096
Property and equipment	462,771	—	462,771
Intangible assets	75,800	—	75,800
Out of market lease assets	472	—	472
Other long-term assets	7,510	—	7,510

Total assets acquired	680,378	(3,050)	677,328

Accounts payable and accrued expenses	(56,918)	3,175	(53,743)
Fair value of non-recourse debt	(120,943)	—	(120,943)
Out of market lease liabilities	(24,071)	—	(24,071)
Deferred income tax liabilities	(42,771)	8,228	(34,543)
Other long-term liabilities	(1,368)	—	(1,368)

Total liabilities assumed	(246,071)	11,403	(234,668)

Total identifiable net assets	434,307	8,353	442,660
Goodwill	204,724	(8,353)	196,371

Fair value of Cornell’s net assets	639,031	—	639,031
Noncontrolling interest	(20,700)	—	(20,700)

Total consideration for Cornell, net of cash acquired	$618,331	$—	$618,331

The Company recognized a reduction of operating expenses of $1.4 million and $3.9 million, respectively, in the thirteen and thirty-nine weeks ended October 2, 2011 for items related to Cornell that occurred after the measurement period or purchase price allocation period had ended. These adjustments to operating expenses were the result of a recovery of accounts receivable and an insurance settlement for property damage at one of Cornell’s facilities.

Pro forma financial information

The pro forma financial statement information set forth in the table below is provided for informational purposes only and presents comparative revenue and earnings for the Company as if the acquisitions of BI and Cornell and the financing of these transactions had occurred on January 4, 2010, which is the beginning of the first period presented. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense and amortization expense, (ii) adjustments to eliminate intercompany transactions, (iii) adjustments to remove $0.1 million and $6.8 million, respectively, for the thirteen and thirty-nine weeks ended October 2, 2011 in non-recurring charges directly related to these acquisitions that are included in the combined Companies’ financial results, and (iv) the income tax impact of the adjustments. For the purposes of the table and disclosure below, earnings is the same as net income attributable to The GEO Group, Inc. shareholders (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Pro forma revenues	$406,847	$401,042	$1,220,021	$1,225,780
Pro forma net income attributable to The GEO Group, Inc. shareholders	$21,567	$21,091	$63,172	$63,676

3. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity
Balance January 2, 2011	64,432	$845	$718,489	$428,545	$10,071	20,074	$(139,049)	$20,589	$1,039,490
Stock option and restricted stock award transactions	674	7	2,439						2,446
Tax benefit related to equity compensation			536						536
Stock based compensation expense			4,843						4,843
Purchase of treasury shares	(2,494)					2,494	(49,987)		(49,987)
Other adjustments to Additional Paid-In Capital			(200)						(200)
Distribution to noncontrolling interest								(4,012)	(4,012)
Comprehensive income (loss):
Net income (loss):				59,886				(1,050)	58,836
Change in foreign currency translation, net					(5,608)			(110)	(5,718)
Pension liability, net					28				28
Unrealized loss on derivative instruments, net					(1,029)				(1,029)

Total comprehensive income (loss)				59,886	(6,609)			(1,160)	52,117

Balance October 2, 2011	62,612	$852	$726,107	$488,431	$3,462	22,568	$(189,036)	$15,417	$1,045,233

Noncontrolling interests

Noncontrolling interests in consolidated entities represent equity that other investors have contributed to Municipal Correctional Finance, L.P. (“MCF”) and the noncontrolling interest in South African Custodial Management Pty. Limited (“SACM”). Noncontrolling interests are adjusted for income and losses allocable to the other shareholders in these entities.

Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF as of August 12, 2010. The noncontrolling interest in MCF represents 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company includes the results of operations and financial position of MCF in its consolidated financial statements. MCF owns eleven facilities which it leases to the Company. In the thirty-nine weeks ended October 2, 2011, there was a cash distribution to the partners of MCF of $4.0 million.

The Company includes the results of operations and financial position of SACM, its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. SACM currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of SACM are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the thirty-nine weeks ended October 2, 2011. The noncontrolling interest as of October 2, 2011 and January 2, 2011 is included in Total Shareholders’ Equity in the accompanying Consolidated Balance Sheets. There were no contributions from owners or distributions to owners in the thirty-nine weeks ended October 2, 2011.

4. EQUITY INCENTIVE PLANS

The Company had awards outstanding under four equity compensation plans at October 2, 2011: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of October 2, 2011, under the 2006 Plan, the Company had 1,707,484 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 943,804 shares were available for the issuance of awards other than stock options. See “Restricted Stock” below for further discussion.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. During the thirty-nine weeks ended October 2, 2011, the Company’s Board of Directors approved the issuance of 529,350 stock option awards to employees of the Company and 25,000 stock option awards to the Company’s directors. These awards vested 20% on the date of grant and will vest in 20% increments annually through 2015. A summary of the activity of stock option awards issued and outstanding under Company Plans is presented below.

Fiscal Year	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 2, 2011	1,401	$15.01	5.84	$13,517
Options granted	554	24.71
Options exercised	(297)	8.22
Options forfeited/canceled/expired	(43)	19.71

Options outstanding at October 2, 2011	1,615	19.47	6.97	$3,561

Options exercisable at October 2, 2011	901	16.80	5.53	$3,429

The fair value of each option awarded on March 1, 2011 and April 15, 2011 was $9.72 and $10.06, respectively. For the thirty-nine weeks ended October 2, 2011 and October 3, 2010, the amount of stock-based compensation expense related to stock options was $2.2 million and $1.0 million, respectively. As of October 2, 2011, the Company had $4.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. A summary of the activity of restricted stock outstanding is as follows:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 2, 2011	161	$21.12
Granted	376	24.57
Vested	(84)	22.85
Forfeited/canceled	—

Restricted stock outstanding at October 2, 2011	453	$23.66

The shares of restricted stock granted under the 2006 Plan prior to our fiscal year beginning January 3, 2011 vest in equal 25% increments on each of the four anniversary dates immediately following the date of grant. During the thirty-nine weeks ended October 2, 2011, the Company issued 205,000 performance based shares to the Company’s Chief Executive Officer and Senior Vice Presidents which will vest in equal increments annually over a 3-year period. These performance based shares will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ended January 1, 2012. Also during the thirty-nine weeks ended October 2, 2011, the Company issued awards for 171,010 shares of restricted stock to certain other employees and directors. Of these restricted stock awards, 49,010 of these shares vest in equal increments annually over three years while the remaining 122,000 vest in equal increments annually over four years. The aggregate fair value of all of these awards, based on the closing price of the Company’s common stock on the respective grant dates, was $9.2 million. During the thirty-nine weeks ended October 2, 2011 and October 3, 2010, the Company recognized $2.6 million and $2.5 million, respectively, of compensation expense related to its outstanding shares of restricted stock. As of October 2, 2011, the Company had $8.4 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

On July 9, 2011, the Company adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The Plan was approved by the Company’s Compensation Committee and its Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions will be used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Plan is subject to approval by the Company’s shareholders on or before June 29, 2012 and, as such, no shares will be issued until such time as the Plan is approved by our shareholders. If the Plan is approved by the Company’s shareholders, the Company will offer up to 500,000 shares of its common stock for sale to eligible employees.

5. EARNINGS PER SHARE

Stock repurchase program

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. During the thirteen weeks ended October 2, 2011, the Company purchased 2.5 million shares of its common stock at a cost of $50.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. The Company believes it has the ability to continue to fund the stock repurchase program, its working capital, its debt service requirements, and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Earnings per share

Basic earnings per share is computed by dividing the net income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 2010 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$21,293	$5,010	$58,836	$39,743
Net loss attributable to noncontrolling interests	225	271	1,050	227

Income attributable to The GEO Group, Inc.	$21,518	$5,281	$59,886	$39,970
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	63,340	57,799	64,028	52,428

Per share amount	$0.34	$0.09	$0.94	$0.76

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	63,340	57,799	64,028	52,428
Effect of dilutive securities: Stock options and restricted stock	215	399	360	616

Weighted average shares assuming dilution	63,555	58,198	64,388	53,044

Per share amount	$0.34	$0.09	$0.93	$0.75

Thirteen Weeks

For the thirteen weeks ended October 2, 2011, 123,738 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 106 shares of restricted stock were anti-dilutive.

For the thirteen weeks ended October 3, 2010, 23,807 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

Thirty-nine Weeks

For the thirty-nine weeks ended October 2, 2011, 79,466 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

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

As of October 2, 2011, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $3.7 million and $4.8 million in the thirteen and thirty-nine weeks ended October 2, 2011, respectively. Total net gains, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $3.3 million and $9.2 million in the thirteen and thirty-nine weeks ended October 3, 2010, respectively. As of October 2, 2011 and January 2, 2011, the swap assets’ fair values were $8.1 million and $3.3 million, respectively and are included as Other Non-Current Assets in the accompanying balance sheets. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended October 2, 2011 or October 3, 2010.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.7 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to these cash flow hedges was $0.2 million and $(0.3) million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively. The total value of the swap asset as of October 2, 2011 and January 2, 2011 was $0.2 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Adjustments to goodwill

During the thirteen weeks ended October 2, 2011, the Company retrospectively adjusted a portion of its goodwill with respect to the BI Acquisition to reflect changes in provisional amounts recognized at February 10, 2011 based on new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Refer to Note 2. Such adjustments resulted in a net decrease to goodwill of $6.8 million and $7.0 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively. These adjustments are included in total Acquisitions for the thirty-nine weeks ended October 2, 2011 in the table below.

During the thirteen weeks ended October 2, 2011, the Company completed its purchase accounting relative to the Cornell Acquisition after making adjustments to taxes, which was the only area of the purchase price allocation not yet finalized. As a result of these adjustments, the Company has retrospectively adjusted a portion of its goodwill with respect to the Cornell acquisition to reflect changes in the provisional amounts recognized at January 2, 2011 based on new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Refer to Note 2. Such adjustments resulted in a net decrease to goodwill of $7.5 million and $8.4 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively. These adjustments are included in the balance as of January 2, 2011 in the table below.

Changes in the Company’s goodwill balances for the thirty-nine weeks ended October 2, 2011 were primarily related to the BI Acquisition and are as follows (in thousands):

	January 2, 2011	Acquisitions	Foreign currency translation	October 2, 2011
U.S. Detention & Corrections	$170,376	$—	$—	$170,376
GEO Care	65,456	276,117	—	341,573
International Services	762	—	(42)	720

Total Goodwill	$236,594	$276,117	$(42)	$512,669

On February 10, 2011, the Company acquired BI and recorded goodwill representing the strategic benefits of the Acquisition including the combined Company’s increased scale and the diversification of service offerings. Goodwill resulting from business combinations includes the excess of the Company’s purchase price over net assets of BI acquired of $276.1 million.

Identifiable intangible assets

Intangible assets consisted of the following (in thousands):

	Useful Life in Years	U.S. Detention & Corrections	International Services	GEO Care	Total
Finite-lived intangible assets:
Management contracts	1-17	$49,850	$2,754	$41,300	$93,904
Covenants not to compete	1-4	4,349	—	2,821	7,170

Gross carrying value of January 2, 2011		54,199	2,754	44,121	101,074

Changes to gross carrying value during the thirty-nine weeks ended October 2, 2011:
Finite-lived intangible assets:
Management contracts - BI Acquisition	11-14	—	—	65,200	65,200
Covenants not to compete - BI Acquisition	2	—	—	1,400	1,400
Technology - BI Acquisition	7	—	—	21,200	21,200
Foreign currency translation		—	(501)	—	(501)
Indefinite-lived intangible assets:
Trade names - BI Acquisition	Indefinite	—		44,000	44,000

Gross carrying value as of October 2, 2011		54,199	2,253	175,921	232,373
Accumulated amortization expense		(14,561)	(358)	(12,323)	(27,242)

Net carrying value at October 2, 2011		$39,638	$1,895	$163,598	$205,131

On February 10, 2011, the Company acquired BI and recorded identifiable intangible assets related to management contracts, existing technology, non-compete agreements for certain former BI executives and for the trade name associated with BI’s business which is now part of the Company’s GEO Care reportable segment. The weighted average amortization period in total for these acquired intangible assets is 11.4 years and for the acquired management contracts is 13.0 years. As of October 2, 2011, the weighted average period before the next contract renewal or extension for the intangible assets acquired from BI was approximately 1.4 years.

Accumulated amortization expense for the Company’s finite-lived intangible assets in total and by asset class as of October 2, 2011 is as follows (in thousands):

	U.S. Detention & Corrections	International Services	GEO Care	Total
Management contracts	$12,710	$358	$8,117	$21,185
Technology	—	—	1,943	1,943
Covenants not to compete	1,851	—	2,263	4,114

Total accumulated amortization expense	$14,561	$358	$12,323	$27,242

Amortization expense was $5.0 million and $14.1 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively and primarily related to the amortization of intangible assets for acquired management contracts. Amortization expense was $1.8 million and $2.9 million for the thirteen and thirty-nine weeks ended October 3, 2010, respectively and primarily related to the amortization of intangible assets for acquired management contracts. As of October 2, 2011, the weighted average period before the next contract renewal or extension for all of the Company’s facility management contracts was approximately 1.4 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2011 through fiscal year 2015 and thereafter is as follows (in thousands):

Fiscal Year	U.S. Detention & Corrections - Expense Amortization	International Services - Expense Amortization	GEO Care - Expense Amortization	Total Expense Amortization
Remainder of 2011	$1,368	$63	$3,392	$4,823
2012	4,894	123	13,090	18,107
2013	3,556	123	11,517	15,196
2014	3,556	123	11,301	14,980
2015	3,556	123	11,270	14,949
Thereafter	22,708	1,340	69,028	93,076

	$39,638	$1,895	$119,598	$161,131

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

All of the Company’s interest rate swap derivatives were in the Company’s favor as of October 2, 2011 and are presented as assets in the table below and in the accompanying balance sheets. The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of October 2, 2011 and January 2, 2011 (in thousands):

		Fair Value Measurements at October 2, 2011
	Total Carrying Value at October 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$8,337	$—	$8,337	$—
Restricted investments	40,952	7,454	33,498	—
Fixed income securities	1,915	—	1,915	—

		Fair Value Measurements at January 2, 2011
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,131	$—	$5,131	$—
Restricted investments	11,910	6,168	5,742	—
Fixed income securities	1,791	—	1,791	—

The Company’s Level 1 investment relates to its rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in mutual funds for which quoted market prices in active markets are available. The Company’s restricted investment in the rabbi trust is measured at fair value on a recurring basis and is disclosed in “Restricted investments” in the table above. Previously, these investments were disclosed in Note 9 at fair value as of January 2, 2011.

The Company’s Level 2 financial instruments included in the table above as of October 2, 2011 and January 2, 2011 consist of an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and, as of October 2, 2011, an Investment Repurchase Agreement (“Repo Agreement”) relative to MCF, the Company’s consolidated VIE. During the thirteen weeks ended October 2, 2011, MCF entered into the Repo Agreement to establish an investment for its debt service reserve fund and bond fund payment account. The Repo Agreement consists of a guaranteed investment in the principal amount of $23.8 million related to the debt service reserve fund and a second guaranteed investment related to the bond fund payment account which was $4.0 million as of October 2, 2011. Both of these investments are restricted to eligible investments as defined in 8.47% Revenue Bond indenture (refer to Note 11) and mature on August 1, 2016. As of October 2, 2011, the Repo Agreement is included above as a Level 2 restricted investment since its fair value is based using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

9. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s balance sheet reflects certain financial assets and liabilities at carrying value. The following tables present the carrying values of those instruments and the corresponding fair values at October 2, 2011 and January 2, 2011 (in thousands):

	October 2, 2011
	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$43,956	$43,956
Restricted cash	53,355	53,355
Liabilities:
Borrowings under the Senior Credit Facility	$722,129	$766,071
7 3/4% Senior Notes	247,046	259,245
6.625% Senior Notes	300,000	295,875
Non-recourse debt, Australian subsidiary	39,708	39,125
Other non-recourse debt, including current portion	155,782	155,986

	January 2, 2011
	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$39,664	$39,664
Restricted cash	78,732	78,732
Liabilities:
Borrowings under the Senior Credit Facility	$557,758	$562,610
7 3/4% Senior Notes	250,078	265,000
Non-recourse debt, Australian subsidiary	46,300	46,178
Other non-recourse debt, including current portion	176,384	180,340

The fair values of the Company’s Cash and cash equivalents, and restricted cash approximates the carrying values of these assets at October 2, 2011 and January 2, 2011. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of our 7 3/4% Senior Notes, our 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and certain non-recourse debt are based on market prices, where available, or similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of the borrowings under the Credit Agreement is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

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

As a result of the acquisition of Cornell in August 2010, the Company assumed the variable interest in MCF of which it is the primary beneficiary and consolidates the entity as a result. MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from Cornell and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016, which are limited non-recourse obligations of MCF and collateralized by the bond reserves, assignment of subleases and substantially all assets related to the eleven facilities. Under the terms of the Lease with Cornell, assumed by the Company, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. MCF’s sole source of revenue is from the Company and as such the Company has the power to direct the activities of the VIE that most significantly impact its performance. The Company’s risk is generally limited to the rental obligations under the operating leases. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation. MCF maintains separate financial statements and all of the assets to which MCF has title are included therein. It should be noted that even though the Company consolidates MCF for accounting purposes, this VIE is a separate entity owned by unrelated third parties. MCF’s assets and credit are not available to satisfy the debts and other obligations of the Company.

The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is reported as an equity affiliate. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $9.4 million at October 2, 2011 and its guarantees related to SACS discussed in Note 11.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”), GEO Amey PECS Limited (“GEOAmey”) and Amey UK PLC (“Amey Guarantor”) to form a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in the United Kingdom and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. Both parties provide lines of credit of £12 million, or $18.7 million as of October 2, 2011, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of October 2, 2011, $9.9 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. The Company has recorded $1.1 million and $1.1 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen and thirty-nine weeks ended October 2, 2011, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of income and comprehensive income.

11. DEBT

Senior Credit Facility

On August 4, 2010, the Company terminated its Third Amended and Restated Credit Agreement (“Prior Senior Credit Agreement”) and entered into a new Credit Agreement (the “Senior Credit Facility”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, the Company entered into Amendment No. 1 (“Amendment No. 1”), to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased the Company’s borrowing capacity by $250.0 million. On May 2, 2011, the Company executed Amendment No. 2 to its Senior Credit Facility (“Amendment No. 2”). As a result of this amendment, relative to the Company’s Term Loan B, the Applicable Rate, as defined in the Credit Agreement dated August 4, 2011, was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of October 2, 2011, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A due August 2015 (“Term Loan A”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 due August 2015 (“Term Loan A-2”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B due August 2016 (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (iv) a $500.0 million Revolving Credit Facility due August 2015 (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

Incremental borrowings of $150.0 million under the Company’s amended Senior Credit Facility along with proceeds from the Company’s $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. In connection with these borrowings, as of October 2, 2011, the Company has $10.4 million of deferred financing fees, net of accumulated amortization, included in Other Non-Current Assets in the accompanying consolidated balance sheet. Also, as of October 2, 2011, the Company had $485.1 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $287.0 million in borrowings under the Revolver, approximately $56.8 million in letters of credit and $156.2 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of October 2, 2011 was 3.2%.

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

The Company must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio - Maximum Ratio
Through and including the last day of the fiscal year 2011	5.25 to 1.00
First day of fiscal year 2012 through and including the last day of fiscal year 2012	5.00 to 1.00
First day of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

The Senior Credit Facility also does not permit the Company to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio - Maximum Ratio
Through and including the last day of the Third Quarter of the fiscal year 2012	3.25 to 1.00
First day of the Third Quarter of fiscal year 2012 through and including the last day of the Third Quarter of the fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00

Additionally, there is an Interest Coverage Ratio under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of October 2, 2011.

6.625% Senior Notes

On February 10, 2011, the Company completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. The Company realized net proceeds of $293.3 million upon the closing of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Senior Credit Facility, to finance the BI Acquisition. The remaining net proceeds from the offering were used for general corporate purposes. On August 22, 2011, the Company completed its exchange offer for the full $300,000,000 aggregate principal amount of its 6.625% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 6.625% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. The Company did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of October 2, 2011.

7 3/4% Senior Notes

On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”). These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and

October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under our Prior Senior Credit Agreement. On October 21, 2010, the Company completed its exchange offer for the full $250,000,000 aggregate principal amount of its 7 3/4% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. The Company did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of October 2, 2011.

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

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of October 2, 2011 and January 2, 2011 was $26.1 million and $27.0 million, respectively, and is included in property and equipment in the accompanying balance sheets.

On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of October 2, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of October 2, 2011, included in current restricted cash and non-current restricted cash is $6.2 million and $15.6 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirty-nine weeks ended October 2, 2011. As of October 2, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is classified as current in the accompanying balance sheet.

As of October 2, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $7.5 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF

MCF, one of the Company’s consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of October 2, 2011, the aggregate principal amount of these bonds was $77.9 million, excluding premium of $9.0 million and net of the current portion of $15.8 million. As of January 2, 2011, the aggregate principal amount of these bonds was $93.7 million, excluding premium of $11.4 million and net of the current portion of $14.6 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of October 2, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $39.7 million (AUD 41.1 million) and $46.3 million (AUD 45.2 million), at October 2, 2011 and January 2, 2011, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at October 2, 2011, was $4.8 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the thirteen weeks ended October 2, 2011, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.3 million. Additionally, SACS was required to fund a restricted account for the payment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account by providing a standby letter of credit of 8.4 million South African Rand, or $1.0 million as of October 2, 2011, as security for this guarantee. During the thirteen weeks ended October 2, 2011, SACS was released from its obligations in respect to the restricted account under its debt agreements and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of October 2, 2011.

In addition to the above, the Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $2.5 million, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Standby Facility expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million, commencing in 2017. The Company has a liability of $1.9 million and $1.8 million related to this exposure as of October 2, 2011 and January 2, 2011, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset and a liability equal to the current fair market value of those securities on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At October 2, 2011, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.3 million. Except as discussed above, the Company does not have any off balance sheet arrangements.

12. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

On June 22, 2011, a jury verdict for $6.5 million was returned against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit,

Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. The Company disagrees with the judgment and intends to pursue an appeal. The Company intends to vigorously defend its rights and believes its accrual relative to this judgment is adequate. Under its insurance plan, the Company is responsible for the first $3.0 million of liability. Aside from this amount, which the Company would pay directly from general corporate funds, the Company believes it has insurance coverage for this matter.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million, as of October 2, 2011, or $17.4 million, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions. On March 9, 2011, SARS filed a notice that it would appeal the lower court’s ruling. The case is scheduled to be heard by the Court of Appeals on November 7, 2011. The Company continues to believe in the merits of its position and will defend its rights vigorously as the case proceeds to the Court of Appeals. If resolved unfavorably, the Company’s maximum exposure would be $2.6 million.

The Company is a participant in the IRS Compliance Assurance Process (“CAP”) for the 2011 fiscal year. Under the IRS CAP transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing the Company’s 2009 and 2010 years as transition years.

During the first quarter, following the Company’s acquisition of BI, BI received notice from the IRS that it will audit its 2008 tax year. The audit was completed on October 7, 2011 with no change.

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

Construction Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $232.8 million, of which $122.9 million was spent through the third quarter of 2011. The Company estimates the remaining capital requirements related to these capital projects to be approximately $109.9 million, which will be spent through fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2011 and/or 2012 could materially increase.

Contract Terminations

Effective February 28, 2011, the Company’s contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated. The Company does not expect the termination of this contract to have a material adverse impact on its financial condition, results of operations or cash flows.

Effective April 30, 2011, the Company’s contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated. The Company does not expect the termination of this contract to have a material adverse impact on its financial condition, results of operations or cash flows.

Effective May 29, 2011, the Company’s subsidiary in the United Kingdom no longer managed the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England. The Company does not expect the termination of this contract to have a material adverse impact on its financial condition, results of operations or cash flows.

On July 11, 2011, the Company announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. The Company received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of its agreements for the housing of low level state offenders at three of its facilities: (i) the company-leased 305-bed Leo Chesney Community Correctional Facility which was terminated effective September 30, 2011 and vacated September 20, 2011; (ii) the company-owned 625-bed Central Valley Modified Community Correctional Facility which was terminated effective October 12, 2011 and vacated October 5, 2011; and (iii) the company-owned 643-bed Desert View Modified Community Correctional Facility which will terminate effective November 30, 2011 . The Company is in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, the Company is hopeful that it will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. Included in revenue for the thirty-nine weeks ended October 2, 2011 is $23.8 million of revenue related to these terminated contracts.

On July 31, 2011, the Company’s contract for the management of Brooklyn Community Re-entry Center located in Brooklyn, New York terminated. The Company does not expect the termination of this contract to have a material adverse impact on its financial condition, results of operations or cash flows.

On September 2, 2011, the Company initiated discussions with the California Department of Corrections & Rehabilitation (“CDCR”) to terminate its management agreement for the operation of the company-owned North Lake Correctional Facility. On September 26, 2011, CDCR notified the Company that its contract would terminate effective October 2, 2011. Included in revenue for the thirty-nine weeks ended October 2, 2011 is $2.4 million of revenue related to this terminated contract.

In an effort to consolidate existing Youth Services facilities and to maximize overall utilization, the Company terminated its contracts for the management of Contact Interventions, located in Wauconda, Illinois and the Abraxas Center for Adolescent Females located in Pittsburg, Pennsylvania. Additionally, the Company’s contract to manage Philadelphia Community-Based Programs located in Philadelphia, Pennsylvania terminated June 30, 2011 due to lack of funding. The Company does not expect that the termination of these contracts will have a material adverse impact on its financial condition, results of operations or cash flows.

The Company is currently marketing approximately 6,800 vacant beds at eight of its idle facilities to potential customers. The carrying values of these idle facilities totaled $276.4 million as of October 2, 2011, excluding equipment and other assets that can be easily transferred for use at other facilities.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Detention & Corrections segment; the International Services segment; the GEO Care segment; and the Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Detention & Corrections segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The GEO Care segment, which conducts its services in the U.S., represents services provided for mental health, residential and non-residential treatment, educational and community based programs, pre-release and halfway house programs, compliance technologies, monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Facility Construction & Design segment consists of contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Disclosures for business segments reflect these reclassifications for all periods presented and are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues:
U.S. Detention & Corrections	$243,952	$217,808	$727,256	$599,598
GEO Care	109,729	60,934	317,475	135,409
International Services	53,166	47,553	161,580	138,142
Facility Construction & Design	—	1,638	119	22,421

Total revenues	$406,847	$327,933	$1,206,430	$895,570

Depreciation and amortization:
U.S. Detention & Corrections	$14,017	$11,048	$40,272	$27,131
GEO Care	7,429	1,905	19,956	3,679
International Services	528	431	1,604	1,286
Facility Construction & Design	—	—	—	—

Total depreciation and amortization	$21,974	$13,384	$61,832	$32,096

Operating income:
U.S. Detention & Corrections	$54,206	$52,074	$164,353	$142,545
GEO Care	18,326	8,272	53,618	17,085
International Services	4,663	2,599	10,939	7,848
Facility Construction & Design	(43)	504	37	1,648

Operating income from segments	77,152	63,449	228,947	169,126
General and administrative expenses	(25,922)	(33,925)	(86,420)	(72,028)

Total operating income	$51,230	$29,524	$142,527	$97,098

			October 2, 2011	January 2, 2011
Segment assets:
U.S. Detention & Corrections			$1,947,785	$1,849,423
GEO Care			759,078	299,563
International Services			99,399	103,004
Facility Construction & Design			157	26

Total segment assets			$2,806,419	$2,252,016

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates, in each case, during the thirteen and thirty-nine weeks ended October 2, 2011 and October 3, 2010, respectively (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Total operating income from segments	$77,152	$63,449	$228,947	$169,126
Unallocated amounts:
General and Administrative Expenses	(25,922)	(33,925)	(86,420)	(72,028)
Net interest expense	(17,560)	(10,183)	(50,735)	(23,730)
Loss on extinguishment of debt	—	(7,933)	—	(7,933)

Income before income taxes and equity in earnings of affiliates	$33,670	$11,408	$91,792	$65,435

Asset Reconciliation of Segments

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of October 2, 2011 and January 2, 2011, respectively (in thousands).

	October 2, 2011	January 2, 2011
Reportable segment assets	$2,806,419	$2,252,016
Cash	43,956	39,664
Deferred income tax	45,908	30,051
Restricted cash and investments	94,307	90,642

Total assets	$2,990,590	$2,412,373

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues:
Detention & Corrections	$297,118	$265,361	$888,836	$737,740
GEO Care	109,729	60,934	317,475	135,409
Facility Construction & Design	—	1,638	119	22,421

Total revenues	$406,847	$327,933	$1,206,430	$895,570

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in SACS, located in South Africa, and GEOAmey, located in the United Kingdom. These entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of other non-current assets in the accompanying consolidated balance sheets.

A summary of financial data for SACS is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Statement of Operations Data
Revenues	$12,580	$11,692	$37,581	$33,447
Operating income	4,994	4,571	15,123	13,171
Net income	2,688	2,298	6,848	5,735

			October 2, 2011	January 2, 2011
Balance Sheet Data
Current assets			$29,085	$40,624
Non-current assets			39,517	50,613
Current liabilities			3,188	3,552
Non-current liabilities			46,540	60,129
Shareholders’ equity			18,874	27,556

During the thirty-nine weeks ended October 2, 2011, the Company’s consolidated South African subsidiary, South African Custodial Holdings Pty. Ltd. (“SACH”) received a dividend of $5.4 million from SACS which reduced the Company’s investment in its joint venture. As of October 2, 2011 and January 2, 2011, the Company’s investment in SACS was $9.4 million and $13.8 million, respectively.

In February 2011, GEOAmey was formed by GEO UK and its 50% joint venture partner for the purpose of providing prisoner escort and custody services in the United Kingdom and Wales under contracts with the UK Ministry of Justice. GEOAmey commenced operations on August 29, 2011. The Company has recorded $1.1 million and $1.1 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen and thirty-nine weeks ended October 2, 2011, respectively, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of income and comprehensive income. As of October 2, 2011, the Company’s investment in GEOAmey was equal to its share of reported losses of $1.1 million.

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

As of October 2, 2011, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of October 2, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of October 2, 2011, the Company would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. During the fiscal year ended January 2, 2011, the Company paid a former executive $4.4 million in discounted retirement benefits, including a gross up of $1.6 million for certain taxes, under the executive’s non-qualified deferred compensation agreement. The Company’s liability relative to its pension plans and retirement agreements was $14.7 million and $13.8 million as of October 2, 2011 and January 2, 2011, respectively. The long-term portion of the pension liability as of October 2, 2011 and January 2, 2011 was $14.5 million and $13.6 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets.

The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the periods presented attributable to service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates, respectively.

	Thirty-nine Weeks Ended October 2, 2011	Fiscal Year Ended January 2, 2011
	(in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$13,830	$16,206
Service cost	483	525
Interest cost	501	746
Actuarial gain	—	986
Benefits paid	(137)	(4,633)

Projected benefit obligation, end of period	$14,677	$13,830

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	137	4,633
Benefits paid	(137)	(4,633)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(14,677)	$(13,830)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior service cost	—	—
Net loss	1,628	1,671

Accrued pension cost	$1,628	$1,671

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Components of Net Periodic Benefit Cost
Service cost	$161	$131	$483	$393
Interest cost	167	187	501	560
Amortization of: Prior service cost	—	10	—	31
Net loss	16	8	48	25

Net periodic pension cost	$344	$336	$1,032	$1,009

Weighted Average Assumptions for Expense
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	4.27%	4.50%	4.27%	4.50%

The Company expects to pay total benefits of $0.2 million during the fiscal year ending January 1, 2012.

15. RECENT ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in US GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In September 2011, the FASB issued ASU 2011-08 which is intended to simplify how an entity tests goodwill for impairment. Under the revised guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has elected to early adopt ASU 2011-08 for the purposes of performing its annual goodwill impairment test for its fiscal year ended January 1, 2012. The Company’s measurement date for the annual goodwill test is as of the first day of its fourth fiscal quarter. The implementation of this accounting standard will not have a material impact on the Company’s financial position, results of operations and/or cash flows.

The Company implemented the following accounting standards in the thirty-nine weeks ended October 2, 2011:

In October 2009, the FASB issued ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing GAAP. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance became effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this standard in the thirty-nine weeks ended October 2, 2011 did not have a material impact on the Company’s financial position, results of operations and cash flows. As a result of the BI Acquisition, the Company also periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price charged by the Company when the elements are sold on a standalone basis.

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

Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company acquired BI during the thirty-nine weeks ended October 2, 2011 and has implemented this standard, as applicable, to the related business combination disclosures.

16. SUBSEQUENT EVENTS

On October 3, 2011, the Company exercised the termination clause in its contract for the management of the Frio County Detention Center. Effective December 2, 2011, the Company will no longer manage this facility. The Company does not believe that the termination of this contract will have a material adverse impact on its financial condition, results of operations or cash flows.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 11, the Company completed a private offering of $300.0 million aggregate principal amount of 6.625% senior unsecured notes due 2021 (such 6.625% Senior Notes collectively with the 7 3/4% Senior Notes issued October 20, 2009, the “Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). BII Holding has been classified in the Condensed Consolidating Financial Information as a guarantor to the Company’s Notes. On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011.

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$3,161	$3,794	$37,001	$—	$43,956
Restricted cash and investments	—	—	41,033	—	41,033
Accounts receivable, less allowance for doubtful accounts	115,684	136,041	22,569	—	274,294
Deferred income tax assets, net	15,191	25,654	4,127	—	44,972
Prepaid expenses and other current assets	4,376	8,200	10,189	(1,154)	21,611

Total current assets	138,412	173,689	114,919	(1,154)	425,866

Restricted Cash and Investments	7,454	—	45,820	—	53,274
Property and Equipment, Net	584,276	882,274	207,301	—	1,673,851
Assets Held for Sale	3,083	915	—	—	3,998
Direct Finance Lease Receivable	—	—	31,673	—	31,673
Intercompany Receivable	401,879	14,212	1,718	(417,809)	—
Deferred Income Tax Assets, Net	—	—	936	—	936
Goodwill	34	511,915	720	—	512,669
Intangible Assets, Net	—	203,236	1,895	—	205,131
Investment in Subsidiaries	1,372,562	—	—	(1,372,562)	—
Other Non-Current Assets	41,702	73,013	29,715	(61,238)	83,192

	$2,549,402	$1,859,254	$434,697	$(1,852,763)	$2,990,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$30,346	$39,510	$2,360	$—	$72,216
Accrued payroll and related taxes	18,271	14,431	15,070	—	47,772
Accrued expenses	85,326	23,640	21,722	(1,154)	129,534
Current portion of capital lease obligations, long-term debt and non-recourse debt	17,197	1,366	32,641	—	51,204

Total current liabilities	151,140	78,947	71,793	(1,154)	300,726

Deferred Income Tax Liabilities	15,874	83,248	20	—	99,142
Intercompany Payable	1,718	392,388	23,703	(417,809)	—
Other Non-Current Liabilities	25,156	35,090	60,314	(61,238)	59,322
Capital Lease Obligations	—	13,363	—	—	13,363
Long-Term Debt	1,310,281	490	—	—	1,310,771
Non-Recourse Debt	—	—	162,033	—	162,033
Commitments & Contingencies
Total Shareholders’ Equity	1,045,233	1,255,728	116,834	(1,372,562)	1,045,233

	$2,549,402	$1,859,254	$434,697	$(1,852,763)	$2,990,590

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of January 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,614	$221	$36,829	$—	$39,664
Restricted cash and investments	—	—	41,150	—	41,150
Accounts receivable, less allowance for doubtful accounts	121,749	130,197	23,832	—	275,778
Deferred income tax assets, net	15,191	9,797	4,127	—	29,115
Prepaid expenses and other current assets	12,325	23,222	9,256	(8,426)	36,377

Total current assets	151,879	163,437	115,194	(8,426)	422,084

Restricted Cash and Investments	6,168	—	43,324	—	49,492
Property and Equipment, Net	433,219	867,046	211,027	—	1,511,292
Assets Held for Sale	3,083	6,887	—	—	9,970
Direct Finance Lease Receivable	—	—	37,544	—	37,544
Intercompany Receivable	203,703	14,380	1,805	(219,888)	—
Deferred Income Tax Assets, Net	—	—	936	—	936
Goodwill	34	235,798	762	—	236,594
Intangible Assets, Net	—	85,384	2,429	—	87,813
Investment in Subsidiaries	1,184,297	—	—	(1,184,297)	—
Other Non-Current Assets	24,020	45,820	28,558	(41,750)	56,648

	$2,006,403	$1,418,752	$441,579	$(1,454,361)	$2,412,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$57,015	$13,254	$3,611	$—	$73,880
Accrued payroll and related taxes	6,535	10,965	15,861	—	33,361
Accrued expenses	55,081	38,193	33,624	(8,426)	118,472
Current portion of capital lease obligations, long-term debt and non-recourse debt	9,500	782	31,292	—	41,574

Total current liabilities	128,131	63,194	84,388	(8,426)	267,287

Deferred Income Tax Liabilities	15,874	39,424	20	—	55,318
Intercompany Payable	1,805	199,994	18,089	(219,888)	—
Other Non-Current Liabilities	22,767	25,839	40,006	(41,750)	46,862
Capital Lease Obligations	—	13,686	—	—	13,686
Long-Term Debt	798,336	—	—	—	798,336
Non-Recourse Debt	—	—	191,394	—	191,394
Commitments & Contingencies
Total Shareholders’ Equity	1,039,490	1,076,615	107,682	(1,184,297)	1,039,490

	$2,006,403	$1,418,752	$441,579	$(1,454,361)	$2,412,373

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$149,413	$221,807	$55,389	$(19,762)	$406,847
Operating expenses	134,178	150,769	42,536	(19,762)	307,721
Depreciation and amortization	5,502	14,616	1,856	—	21,974
General and administrative expenses	9,091	13,483	3,348	—	25,922

Operating income	642	42,939	7,649	—	51,230
Interest income	7,754	405	1,648	(8,040)	1,767
Interest expense	(15,805)	(8,065)	(3,497)	8,040	(19,327)

Income (loss) before income taxes and equity in earnings of affiliates	(7,409)	35,279	5,800	—	33,670
Provision (benefit) for income taxes	(2,863)	13,632	1,880	—	12,649
Equity in earnings of affiliates, net of income tax provision	—	—	272	—	272

Income (loss) before equity income of consolidated subsidiaries	(4,546)	21,647	4,192	—	21,293
Income from consolidated subsidiaries, net of income tax provision	25,839	—	—	(25,839)	—

Net income	21,293	21,647	4,192	(25,839)	21,293
Net loss attributable to noncontrolling interests	—	—	—	225	225

Net income attributable to the GEO Group, Inc.	$21,293	$21,647	$4,192	$(25,614)	$21,518

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended October 3, 2010
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$151,656	$142,293	$53,209	$(19,225)	$327,933
Operating expenses	137,612	92,057	40,656	(19,225)	251,100
Depreciation and amortization	4,503	7,370	1,511	—	13,384
General and administrative expenses	14,820	13,905	5,200	—	33,925

Operating income (loss)	(5,279)	28,961	5,842	—	29,524
Interest income	302	343	1,608	(519)	1,734
Interest expense	(8,793)	(512)	(3,131)	519	(11,917)
Loss on extinguishment of debt	(7,933)	—	—	—	(7,933)

Income (loss) before income taxes and equity in earnings of affiliates	(21,703)	28,792	4,319	—	11,408
Provision (benefit) for income taxes	(4,663)	10,486	1,724	—	7,547
Equity in earnings of affiliates, net of income tax provision	—	—	1,149	—	1,149

Income (loss) before equity income of consolidated subsidiaries	(17,040)	18,306	3,744	—	5,010
Income from consolidated subsidiaries, net of income tax provision	22,050	—	—	(22,050)	—

Net income	5,010	18,306	3,744	(22,050)	5,010
Net loss attributable to noncontrolling interests	—	—	—	271	271

Net income attributable to The GEO Group, Inc.	$5,010	$18,306	$3,744	$(21,779)	$5,281

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$439,537	$655,900	$168,404	$(57,411)	$1,206,430
Operating expenses	399,639	442,281	131,142	(57,411)	915,651
Depreciation and amortization	14,501	41,743	5,588	—	61,832
General and administrative expenses	30,055	44,850	11,515	—	86,420

Operating income (loss)	(4,658)	127,026	20,159	—	142,527
Interest income	21,258	1,142	4,673	(22,108)	4,965
Interest expense	(45,044)	(21,987)	(10,777)	22,108	(55,700)

Income (loss) before income taxes and equity in earnings of affiliates	(28,444)	106,181	14,055	—	91,792
Provision (benefit) for income taxes	(10,904)	41,029	5,183	—	35,308
Equity in earnings of affiliates, net of income tax provision	—	—	2,352	—	2,352

Income (loss) before equity income of consolidated subsidiaries	(17,540)	65,152	11,224	—	58,836
Income from consolidated subsidiaries, net of income tax provision	76,376	—	—	(76,376)	—

Net income	58,836	65,152	11,224	(76,376)	58,836
Net loss attributable to noncontrolling interests	—	—	—	1,050	1,050

Net income attributable to the GEO Group, Inc.	$58,836	$65,152	$11,224	$(75,326)	$59,886

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 3, 2010
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$459,271	$316,251	$168,186	$(48,138)	$895,570
Operating expenses	402,167	202,799	137,520	(48,138)	694,348
Depreciation and amortization	12,953	15,698	3,445	—	32,096
General and administrative expenses	35,053	24,138	12,837	—	72,028

Operating income	9,098	73,616	14,384	—	97,098
Interest income	912	1,008	4,226	(1,698)	4,448
Interest expense	(20,728)	(1,536)	(7,612)	1,698	(28,178)
Loss on extinguishment of debt	(7,933)	—	—	—	(7,933)

Income (loss) before income taxes and equity in earnings of affiliates	(18,651)	73,088	10,998	—	65,435
Provision (benefit) for income taxes	(3,445)	27,864	4,141	—	28,560
Equity in earnings of affiliates, net of income tax provision	—	—	2,868	—	2,868

Income (loss) before equity income of consolidated subsidiaries	(15,206)	45,224	9,725	—	39,743
Income from consolidated subsidiaries, net of income tax provision	54,949	—	—	(54,949)	—

Net income	39,743	45,224	9,725	(54,949)	39,743
Net loss attributable to noncontrolling interests	—	—	—	227	227

Net income attributable to The GEO Group, Inc.	$39,743	$45,224	$9,725	$(54,722)	$39,970

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$118,955	$7,802	$37,367	$164,124

Cash Flow from Investing Activities:
BI acquisition, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	781	14	795
Proceeds from sale of assets held for sale	—	7,121	—	7,121
Change in restricted cash	—	—	(4,126)	(4,126)
Capital expenditures	(164,926)	(11,196)	(1,534)	(177,656)

Net cash used in investing activities	(574,533)	(3,294)	(5,646)	(583,473)

Cash Flow from Financing Activities:
Payments on long-term debt	(102,925)	(935)	(23,684)	(127,544)
Proceeds from long-term debt	617,247	—	—	617,247
Distribution to MCF partners	—	—	(4,012)	(4,012)
Payments for purchases of treasury shares	(49,987)	—	—	(49,987)
Proceeds from the exercise of stock options	2,446	—	—	2,446
Income tax benefit of equity compensation	536	—	—	536
Debt issuance costs	(11,192)	—	—	(11,192)

Net cash provided by (used in) financing activities	456,125	(935)	(27,696)	427,494

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,853)	(3,853)

Net Increase in Cash and Cash Equivalents	547	3,573	172	4,292
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$3,161	$3,794	$37,001	$43,956

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 3, 2010
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$71,482	$2,980	$29,142	$103,604

Cash Flow from Investing Activities:
Cornell acquisition, cash consideration	(260,239)	—	—	(260,239)
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of property and equipment	—	334	—	334
Change in restricted cash	—	—	(2,070)	(2,070)
Capital expenditures	(57,340)	(7,366)	(3,578)	(68,284)

Net cash used in investing activities	(317,579)	(7,073)	(5,648)	(330,300)

Cash Flow from Financing Activities:
Payments on long-term debt	(331,490)	(530)	(10,440)	(342,460)
Proceeds from long-term debt	673,000	—	—	673,000
Payments for purchase of treasury shares	(80,000)	—	—	(80,000)
Payments on retirement of common stock	(7,078)	—	—	(7,078)
Proceeds from the exercise of stock options	5,747	—	—	5,747
Income tax benefit of equity compensation	786	—	—	786
Debt issuance costs	(5,750)	—	—	(5,750)

Net cash provided by (used in) financing activities	255,215	(530)	(10,440)	244,245

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2,361	2,361

Net Increase (Decrease) in Cash and Cash Equivalents	9,118	(4,623)	15,415	19,910
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$21,494	$710	$31,562	$53,766

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, mental health, residential treatment, re-entry, supervision and monitoring and secure transportation services business;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms;

•

our ability to successfully integrate Cornell Companies Inc., which we refer to as Cornell, and BII Holding Corporation, which we refer to as BII Holding, into our business within our expected time-frame and estimates regarding integration costs;

•	our ability to accurately estimate the growth to our aggregate annual revenues and the amount of annual synergies we can achieve as a result of our acquisitions of Cornell and BII Holding;

•	our ability to successfully address any difficulties encountered in maintaining relationships with customers, employees or suppliers as a result of our acquisitions of Cornell and BII Holding;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to maintain occupancy rates at our facilities;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us; and

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended October 2, 2011 as “Third Quarter 2011,” and we refer to the thirteen weeks ended October 3, 2010 as “Third Quarter 2010.”

We are a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. Through our acquisition of BII Holding, we are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, BII Holding has an exclusive contract with the U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture, GEO Amey PECS Ltd., which we refer to as GEOAmey.

Our acquisition of Cornell Companies, Inc., which we refer to as the Cornell Acquisition, in August 2010 added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. On February 10, 2011, we acquired BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI. We refer to this transaction as the BI Acquisition. We believe the addition of BI provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of October 2, 2011, our worldwide operations included the management and/or ownership of approximately 79,600 beds at 116 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 67,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

We provide a diversified scope of services on behalf of our government clients:

•

our correctional and detention management services involve the provision of security, administration, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities;

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

•

we provide secure transportation services for offender and detainee populations as contracted domestically, and in the United Kingdom, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and all of England except London and East of England.

We maintained an average company-wide facility occupancy rate of 94.5% for the thirty-nine weeks ended October 2, 2011. As a result of the acquisitions of Cornell and BI, we expect to benefit from the combined Company’s increased scale and the diversification of service offerings.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 2, 2011, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 2, 2011.

Fiscal 2011 Developments

Acquisition of BII Holding

On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and our wholly-owned subsidiary, which we refer to as Merger Sub, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, which we refer to as the Merger, with BII Holding emerging as the surviving corporation of the Merger. As a result of the Merger, we paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and any potential adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by us, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest, was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement was repaid by BI with a portion of the $409.6 million merger consideration. We are in the process of integrating BI into our GEO Care segment.

Senior Notes due 2021

On February 10, 2011, we completed the issuance of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021, which we refer to as the 6.625% Senior Notes, in a private offering under an Indenture dated as of February 10, 2011 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes accrues at the rate of 6.625% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2011. The 6.625% Senior Notes mature on February 15, 2021. We used the net proceeds from this offering along with $150.0 million of borrowings under our Senior Credit Facility to finance the acquisition of BI and to pay related fees, costs, and expenses. We used the remaining net proceeds for general corporate purposes. On August 22, 2011, we completed our exchange offer for the full $300,000,000 aggregate principal amount of our 6.625% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 6.625% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

Amendments to Senior Credit Facility

On February 8, 2011, we entered into Amendment No. 1, which we refer to as Amendment No. 1, to our Credit Agreement, which we refer to as the Senior Credit Facility, dated as of August 4, 2010, by and among us, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Credit Agreement. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2 to our Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate, as defined in the Credit Agreement dated August 4, 2011, was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of October 2, 2011, following these amendments, the Senior Credit Facility was comprised of: a $150.0 million Term Loan A, due August 2015, which we refer to as Term Loan A, currently bearing interest at LIBOR plus 2.75%; a $150.0 million Term Loan A-2, due August 2015, which we refer to as Term Loan A-2, currently bearing interest at LIBOR plus 2.75%; a $200.0 million Term Loan B, due August 2016, which we refer to as Term Loan B, currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%; and a $500.0 million Revolving Credit Facility, due August 2015, which we refer to as the Revolver, currently bearing interest at LIBOR plus 2.75%. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI.

As of November 4, 2011, the Company had $480.9 million in aggregate borrowings outstanding, net of discount, under the term loan portion of our Senior Credit Facility, $314.0 million in borrowings under the Revolver, approximately $55.2 million in letters of credit and $130.8 million in additional borrowing capacity under the Revolver.

Employee Stock Purchase Plan

On July 9, 2011, we adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan which we refer to as the Plan. The Plan was approved by our Compensation Committee and Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with our goals and secure a proprietary interest in our success. These deductions will be used to purchase shares of our Common Stock at a 5% discount from the then current market price. The Plan is subject to approval by our shareholders on or before June 29, 2012 and, as such, no shares will be issued until such time as the Plan is approved by our shareholders. If the Plan is approved by our shareholders, we will offer up to 500,000 shares of our common stock for sale to eligible employees.

Stock Repurchase Program

On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the thirteen weeks ended October 2, 2011, we purchased 2.5 million shares of our common stock at a cost of $50.0 million primarily purchased with proceeds from our Revolver. We believe we have the ability to continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Facility Construction

The following table sets forth current expansion and development projects at October 2, 2011:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer	Financing
Riverbend Correctional Facility, Georgia	1,500	1,500	Q4 2011	GDOC	GEO
Karnes County Civil Detention Facility, Texas	600	600	Q1 2012	ICE (1)	GEO
New Castle Correctional Facility, Indiana	512	3,196	Q1 2012	IDOC	GEO
Adelanto ICE Processing Center West, California	650	1,300	Q3 2012	ICE (2)	GEO

Total	3,262

(1)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with Karnes County.
(2)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with the City of Adelanto.

Contract Terminations

The following contract terminations occurred during fiscal year 2011:

Effective February 28, 2011, our contract for the management of the 424-bed North Texas ISF, located in Fort Worth, Texas, terminated. We do not expect the termination of this contract to have a material adverse impact on our financial condition, results of operations or cash flows.

Effective April 30, 2011, our contract for the management of the 970-bed Regional Correctional Center, located in Albuquerque, New Mexico, terminated. We do not expect the termination of this contract to have a material adverse impact on our financial condition, results of operations or cash flows.

Effective May 29, 2011, our subsidiary in the United Kingdom no longer managed the 215-bed Campsfield House Immigration Removal Centre in Kidlington, England. We do not expect the termination of this contract to have a material adverse impact on our financial condition, results of operations or cash flows.

On July 11, 2011, we announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. We received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our facilities: (i) the company-leased 305-bed Leo Chesney Community Correctional Facility which was terminated effective September 30, 2011 and vacated September 20, 2011; (ii) the company-owned 625-bed Central Valley Modified Community Correctional Facility which was terminated effective October 12, 2011 and vacated October 5, 2011; and (iii) the company-owned 643-bed Desert View Modified Community Correctional Facility which will terminate effective November 30, 2011 . We are in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, we are hopeful that we will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. Included in revenue for the thirty-nine weeks ended October 2, 2011 is $23.8 million of revenue related to these terminated contracts.

On July 31, 2011, our contract for the management of Brooklyn Community Re-entry Center located in Brooklyn, New York terminated. We do not expect the termination of this contract to have a material adverse impact on our financial condition, results of operations or cash flows.

On September 2, 2011, we initiated discussions with the California Department of Corrections & Rehabilitation (“CDCR”) to terminate our management agreement for the operation of the company-owned North Lake Correctional Facility. On September 26, 2011, CDCR notified us that our contract would terminate effective October 2, 2011. Included in revenue for the thirty-nine weeks ended October 2, 2011 is $2.4 million of revenue related to this terminated contract.

In an effort to consolidate existing Youth Services facilities and to maximize overall utilization, we terminated our contracts for the management of Contact Interventions, located in Wauconda, Illinois and the Abraxas Center for Adolescent Females located in Pittsburg, Pennsylvania. Additionally, our contract to manage Philadelphia Community-Based Programs located in Philadelphia, Pennsylvania terminated June 30, 2011 due to lack of funding. We do not expect that the termination of these contracts will have a material adverse impact on our financial condition, results of operations or cash flows.

On October 3, 2011, we exercised the termination clause in our contract for the management of the Frio County Detention Center. Effective December 2, 2011, we will no longer manage this facility. We do not believe that the termination of this contract will have a material adverse impact on our financial condition, results of operations or cash flows.

We are currently marketing approximately 6,800 vacant beds at eight of our idle facilities to potential customers. The carrying values of these idle facilities totaled $276.4 million as of October 2, 2011, excluding equipment and other assets that can be easily transferred for use at other facilities.

Contract Awards and Facility Activations

The following contract awards and facility activations occurred during fiscal year 2011:

On March 1, 2011, we opened the 100-bed Montgomery County Mental Health Treatment Facility located in Conroe, Texas. GEO Care manages this county-owned facility under a management contract with Montgomery County, Texas with an initial term that ran through August 31, 2011 and continued management for unlimited one-year renewal option periods of which we are in the first renewal period. Montgomery County in turn has an Intergovernmental Agreement with the State of Texas for the housing of a mental health forensic population at this facility.

On March 15, 2011, we announced that our wholly-owned U.K. subsidiary, GEO UK Ltd., was selected as the preferred bidder by the United Kingdom Border Agency for the management and operation of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. We assumed management of this centre on September 25, 2011 under our management contract which has a term of five years.

On March 16, 2011, we announced that our newly formed joint venture, GEOAmey, had been awarded three contracts by the Ministry of Justice in the United Kingdom for the provision of prison escort and custody services in Lots 1, 3, and 4 which encompass all of Wales and all of England except London and the East of England. The contract for the provision of prison escort and custody services in the three Lots will have a base term of seven years with a renewal option period of no more than three years. GEOAmey commenced operations on August 29, 2011.

On June 1, 2011, we announced that the City of Adelanto, California has signed a contract with us for the housing of federal immigration detainees at our 650-bed Detention Facility in Adelanto, California, which we purchased from the City of Adelanto in June of 2010, and at a 650-bed facility expansion, which we are constructing, to be located on land immediately adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We expect to complete the new 650-bed expansion and begin the intake of the additional 650 detainees by August 2012.

On September 19, 2011, we announced that we have signed a contract with ICE for the continued management of the company-owned Aurora ICE Processing Center (the “Center”) located in Aurora, Colorado. The new contract will have a term of ten years, inclusive of renewal option periods. Under the terms of the new agreement, the contract capacity at the Center will be increased from 432 to 525 beds, and the transportation responsibilities will be expanded.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. Effective January 3, 2011, our policy relative to revenue recognition, as further discussed below, incorporates amendments in accounting guidance relating to revenue recognition issued by the Financial Accounting Standards Board, which we refer to as FASB. The amendments did not have a significant impact on our financial position, results of operations or cash flows. At this time, we are not aware of any differences in accounting policies between GEO and BI that would have a material impact on the consolidated financial statements as of October 2, 2011.

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

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the thirty-nine weeks ended October 2, 2011 we implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As a result of the BI Acquisition, we also periodically sell our monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a stand alone basis.

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

We currently maintain a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Detention & Corrections, GEO Care’s community based services, GEO Care’s youth services and BI. In addition, GEO Care’s residential treatment services division has a separate claims-made liability insurance program for their mental health facilities with a specific loss limit of $35.0 million per occurrence and in the aggregate. That same $35.0 million limit also applies to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent us from insuring some of our facilities to full replacement value.

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $44.3 million and $40.2 million as of October 2, 2011 and January 2, 2011, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliates, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $0.3 million and $0.9 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing assessments of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimate during the thirty-nine weeks ended October 2, 2011. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with facility construction. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Comparison of Thirteen Weeks Ended October 2, 2011 and Thirteen Weeks Ended October 3, 2010

For the purposes of the discussion below, “Third Quarter 2011” refers to the thirteen-week period ended October 2, 2011 and “Third Quarter 2010” refers to the thirteen-week period ended October 3, 2010. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included within the U.S. Detention & Corrections segment. Disclosures for business segments reflect these reclassifications for all periods presented.

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$243,952	59.9%	$217,808	66.4%	$26,144	12.0%
GEO Care	109,729	27.0%	60,934	18.6%	48,795	80.1%
International Services	53,166	13.1%	47,553	14.5%	5,613	11.8%
Facility Construction & Design	—	0.0%	1,638	0.5%	(1,638)	(100.0)%

Total	$406,847	100.0%	$327,933	100.0%	$78,914	24.1%

U.S. Detention & Corrections

Revenues increased in Third Quarter 2011 compared to Third Quarter 2010 primarily due to the acquisition of Cornell which contributed additional revenues of $22.2 million, including the impact of contract terminations at Great Plains Correctional Facility (“Great Plains”) located in Hinton, Oklahoma and Regional Correctional Center located in Albuquerque, New Mexico. We also experienced increases at other facilities in Third Quarter 2011 due to: (i) the opening of the Blackwater River Correctional Facility (“Blackwater River”) located in Milton, Florida in October 2010 which contributed revenues of $7.5 million; (ii) aggregate increases in revenues of $2.9 million at Val Verde Correctional Facility (“Val Verde”) located in Del Rio, Texas and the Maverick County Detention Facility (“Maverick”) located in Maverick, Texas due to increases in the population and; (iii) aggregate increases of $3.3 million due to the intake of inmates for the North Lake Correctional Facility (“North Lake”) located in Baldwin, Michigan, the Indiana Short Term Offender Program (“STOP Program”) in Plainfield, Indiana, and the Adelanto Processing Center (“Adelanto”) located in Adelanto, California which began operations in May 2011, March 2011 and August 2011, respectively. These increases were partially offset by an aggregate decrease of $10.1 million due to the termination of our contracts at the Moore Haven Correctional Facility (“Moore Haven”) located in Moore Haven, Florida, Graceville Correctional Facility (“Graceville”) located in Graceville, Florida, the South Texas Intermediate Sanction Facility (“South Texas ISF”) in Houston, Texas, North Texas Intermediate Sanction Facility (“North Texas ISF”) located in Fort Worth, Texas, and the Bridgeport Correctional Center (“Bridgeport”) in Bridgeport, Texas.

The number of compensated mandays in U.S. Detention & Corrections facilities was 4.4 million in Third Quarter 2011 compared to 3.9 million in Third Quarter 2010. The increase in Third Quarter 2011 is primarily due to 0.4 million additional mandays primarily from the opening of Blackwater River and a new contract in October 2010 with the Bureau of Prisons (“BOP”) at D. Ray James Correctional Facility (“D. Ray James”) located in Folkston, Georgia. We also experienced increases due to the facilities we acquired from Cornell which were offset by decreases due to the termination of our contracts discussed above. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.4% of capacity in Third Quarter 2011, excluding Moore Haven, Graceville, South Texas ISF, North Texas ISF, Bridgeport and including North Lake, Blackwater River and STOP Program. The average occupancy in our U.S. Detention & Corrections facilities was 93.8% in Third Quarter 2010 taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care.

GEO Care

The increase in revenues for GEO Care in Third Quarter 2011 compared to Third Quarter 2010 is primarily attributable to our acquisitions of Cornell and BI which contributed incremental revenues over Third Quarter 2010 of $15.8 million and $31.1 million, respectively. We also experienced an increase in revenues of $3.1 million from the opening of Montgomery County Mental Health Treatment Facility (“Montgomery County”) in Montgomery, Texas in March 2011. These increases were patially offset by a decrease in revenues of $1.4 million related to the termination of our contract for the management of Brooklyn Community Re-entry Center.

International Services

Revenues for our International Services segment during Third Quarter 2011 increased by $5.6 million over Third Quarter 2010 due to several factors: (i) increases of $6.0 million as a result of foreign exchange rate fluctuations; (ii) aggregate increases at our Australian subsidiary of $1.2 million related to contractual increases linked to the inflationary index and the provision of additional services under certain contracts; (iii) an increase of $0.2 million in South Africa due to increases related to the inflationary index; and (iv) aggregate increases of $0.5 million due to the 360-bed expansion at Harmondsworth Immigration Removal Centre (“Harmondsworth”) in London, England in July 2010 and also due to the assumption of operations at the 217-bed Dungavel House Immigration Removal Centre (“Dungavel”) located near Glasgow, Scotland on September 25, 2011. These increases were partially offset by a decrease in revenues of $2.3 million related to our terminated contract for the operation of the Campsfield House Removal Centre (“Campsfield House”) in Kidlington, England.

Facility Construction & Design

Revenues from the Facility Construction & Design segment decreased in Third Quarter 2011 compared to Third Quarter 2010 due to the completion of Blackwater River. Construction at this facility was completed in October 2010 and we began intake of inmates on October 5, 2010.

Operating Expenses

	2011	% of Segment Revenues	2010	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$175,729	72.0%	$154,686	71.0%	$21,043	13.6%
GEO Care	83,974	76.5%	50,757	83.3%	33,217	65.4%
International Services	47,975	90.2%	44,523	93.6%	3,452	7.8%
Facility Construction & Design	43	0.0%	1,134	69.2%	(1,091)	(96.2)%

Total	$307,721	75.6%	$251,100	76.6%	$56,621	22.5%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Detention & Corrections

The increase in operating expenses for U.S. Detention & Corrections reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $13.7 million. We also experienced aggregate increases in operating expenses of $9.1 million due to: (i) the opening of Blackwater River in October 2010; (ii) the intake of inmates and start up costs for North Lake and the STOP Program which began operations in May 2011 and March 2011, respectively; and (iii) increases in costs associated with the start up and intake of inmates at Adelanto ICE Processing Center, East (“Adelanto East”) on August 29, 2011. We also experienced an increase in operating expenses of approximately $5 million in Third Quarter 2011 compared to Third Quarter 2010 for adjustments to insurance reserves from the results of our actuarial analysis. These increases were offset by aggregate decreases in operating expenses of $8.3 million due to the termination of contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF and Bridgeport.

GEO Care

Operating expenses for GEO Care increased $33.2 million during Third Quarter 2011 from Third Quarter 2010 primarily due to the operation of the Cornell facilities, which were in operation for the full Third Quarter 2011, and our acquisition of BI which contributed aggregate increases of $30.3 million. The remaining increase is primarily related to the operation of Montgomery County in March 2011.

International Services

Operating expenses for our International Services segment during Third Quarter 2011 increased $3.5 million over the prior year primarily due to the impacts of foreign currency exchange rates of $5.4 million. We also experienced an increase in operating expenses at our Australian subsidiary of $0.6 million related to increases in population and additional services provided at certain of those facilities. These increases were partially offset by decreases in operating expenses at our subsidiary in the United Kingdom of $2.7 million primarily due to the termination of our contract for the management of Campsfield House.

Facility Construction & Design

Operating expenses for Facility Construction & Design decreased during Third Quarter 2011 compared to Third Quarter 2010 primarily due to the completion of Blackwater River.

Depreciation and Amortization

	2011	% of Segment Revenue	2010	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$14,017	5.7%	$11,048	5.1%	$2,969	26.9%
GEO Care	7,429	6.8%	1,905	3.1%	5,524	290.0%
International Services	528	1.0%	431	0.9%	97	22.5%
Facility Construction & Design	—	—	—	—	—	—

Total	$21,974	5.4%	$13,384	4.1%	$8,590	64.2%

U.S. Detention & Corrections

U.S. Detention & Corrections depreciation and amortization expense increased by $3.0 million in Third Quarter 2011 compared to Third Quarter 2010 primarily as a result of our acquisition of Cornell which contributed $1.3 million of an increase in depreciation expense and $0.9 million of an increase in amortization expense. We also experienced aggregate increases of $0.4 million related to the completion of construction projects at Adelanto East.

GEO Care

The increase in depreciation and amortization expense for GEO Care in Third Quarter 2011 compared to Third Quarter 2010 is primarily due to our acquisitions of Cornell and BI which contributed $0.9 million and $4.6 million, respectively.

International Services

Depreciation and amortization expense increased slightly in Third Quarter 2011 over Third Quarter 2010 primarily from changes in the foreign exchange rates. Our Australian subsidiary also experienced an increase in depreciation expense primarily due to equipment purchases at two facilities which was partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$25,922	6.4%	$33,925	10.3%	$(8,003)	(23.6)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. During Third Quarter 2010, we incurred non-recurring acquisition related expenses of $14.3 million consisting primarily of professional fees, travel costs and other direct administrative costs. Excluding the impact of the non-recurring acquisition related expenses, overall, general and administrative expenses increased as a result of recurring increases, such as those relating to rent expense and employee salaries and benefits, due to our acquisitions of Cornell and BI. We also experienced increases in Third Quarter 2011 compared to Third Quarter 2010 as a result of costs associated with the transition and activation of our prisoner escort contracts in the United Kingdom, legal fees and additional leased office space at the corporate office.

Non Operating Expenses

Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,767	0.4%	$1,734	0.5%	$33	1.9%
Interest Expense	$19,327	4.8%	$11,917	3.6%	$7,410	62.2%

The majority of our interest income generated in Third Quarter 2011 and Third Quarter 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to changes in the foreign exchange rate.

The increase in interest expense of $7.4 million is primarily attributable to more indebtedness outstanding in Third Quarter 2011. We experienced increases in interest expense as a result of: (i) an increase of $5.1 million due to the issuance of our 6.625% Senior Notes in February 2011; (ii) an increase of $2.1 million due to greater outstanding borrowings under our Senior Credit Facility; and (iii) an increase of $1.3 million, net of premium amortization, in interest expense related to the non-recourse debt of MCF, one of our variable interest entities. These increases were partially offset by a decrease in interest expense of $0.5 million due to more capitalized interest during Third Quarter 2011 compared to Third Quarter 2010. Outstanding borrowings, net of discount and swap, at October 2, 2011 and October 3, 2010, excluding non-recourse debt and capital lease liabilities, were $1,328.3 million and $812.0 million, respectively.

Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$12,649	37.6%	$7,547	66.2%	$5,102	67.6%

The effective tax rate for the Third Quarter 2011 was approximately 37.6% as a result of certain non-recurring items compared to the effective tax rate of 66.2% for the same period in the prior year. Without the favorable effect of the one-time items, the tax rate for Third Quarter 2011 would have been 39%. Also, the effective tax rate for Third Quarter 2010 was negatively impacted by a significant portion of transaction expenses that were not deductible for federal income tax purposes. In the absence of such one-time items, the effective tax rate for Third Quarter 2010 would have been approximately 42%. We estimate our annual effective tax rate for fiscal year 2011 to be in the range of 38% to 39% as a result of the favorable impact of non-recurring items incurred in the thirty-nine weeks ended October 2, 2011.

Comparison of Thirty-nine Weeks Ended October 2, 2011 and Thirty-nine Weeks Ended October 3, 2010

For the purposes of the discussion below, “Nine Months 2011” refers to the thirty-nine week period ended October 2, 2011 and “Nine Months 2010” refers to the thirty-nine week period ended October 3, 2010. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Detention & Corrections. Disclosures for business segments reflect these reclassifications for all periods presented.

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$727,256	60.3%	$599,598	67.0%	$127,658	21.3%
GEO Care	317,475	26.3%	135,409	15.1%	182,066	134.5%
International Services	161,580	13.4%	138,142	15.4%	23,438	17.0%
Facility Construction & Design	119	0.0%	22,421	2.5%	(22,302)	(99.5)%

Total	$1,206,430	100.0%	$895,570	100.0%	$310,860	34.7%

U.S. Detention & Corrections

Revenues increased in Nine Months 2011 compared to Nine Months 2010 primarily due to the acquisition of Cornell which contributed additional revenues of $132.6 million, including the impact of contract terminations at Great Plains and Regional Correctional Center. We also experienced increases at other facilities in Nine Months 2011 due to: (i) the opening of the Blackwater River in October 2010 which contributed revenues of $22.2 million; (ii) an increase of $2.1 million at LaSalle Detention Facility (“LaSalle”) located in Jena, Louisiana due to an increase in the population; (iii) aggregate increases of $4.8 million due to the intake of inmates for North Lake, the STOP Program and Adelanto which began in May 2011, March 2011 and August 2011, respectively; and (iv) aggregate increases in revenues of $7.6 million due to an increase related to the inflationary index at Western Region Detention Facility (“WRDF”) located in San Diego, California, and increases at Val Verde and at Maverick due to increases in the population. These increases were partially offset by aggregate decreases of $38.9 million due to the termination of our contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF, and Bridgeport.

The number of compensated mandays in U.S. Detention & Corrections facilities was 13.0 million in Nine Months 2011 compared to 10.9 million in Nine Months 2010. The increase in Nine Months 2011 is primarily due to an increase of 1.2 million mandays as a result of the opening of Blackwater River and a new contract in October 2010 with the Bureau of Prisons (“BOP”) at D. Ray James. The remainder of the increase is due to the facilities acquired from Cornell partially offset by decreases due to the termination of our contracts discussed above and Great Plains. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections was 94.6% of capacity in Nine Months 2011, excluding Moore Haven, Graceville, South Texas ISF, North Texas ISF, Bridgeport and including North Lake, Blackwater River and STOP Program. The average occupancy in our U.S. Detention & Corrections facilities was 94.1% in Nine Months 2010 taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care.

GEO Care

The increase in revenues for GEO Care in Nine Months 2011 compared to Nine Months 2010 is primarily attributable to our acquisitions of Cornell and BI which contributed $97.8 million and $79.8 million, respectively, in additional revenues. We also experienced an increase in revenues of $7.3 million from the opening of Montgomery County in March 2011. These increases were partially offset by a decrease in revenues of $1.9 million due to the termination of our contract for the management of Brooklyn Community Re-entry Center.

International Services

Revenues for our International Services segment during Nine Months 2011 increased by $23.4 million over Nine Months 2010 due to several factors: (i) additional revenues of $19.1 million related to fluctuations in foreign currency; (ii) aggregate increases at our Australian subsidiary of $4.3 million related to the opening of Parklea Correctional Centre (“Parklea”) located in Sydney, Australia, which opened in the fourth fiscal quarter of 2009 and from contractual increases linked to the inflationary index and the provision of additional services provided under certain contracts at the other facilities; (iii) aggregate increases of $3.4 million due to the increase in population at Harmondsworth related to the 360-bed expansion in July 2010 and also for revenues received for the management of Dungavel which began intake of inmates on September 25, 2011. In addition, we experienced increases of $0.7 million at Kutama-Sinthumule Correctional Centre located in Limpopo Province, South Africa due to contractual increases linked to the inflationary index. These increases were partially offset by aggregate decreases in revenues of $4.3 million related to our terminated contracts for the operation of the Melbourne Custody Centre in Melbourne, Australia and Campsfield House in the United Kingdom.

Facility Construction & Design

Revenues from the Facility Construction & Design segment decreased significantly in Nine Months 2011 compared to Nine Months 2010 due at the completion of Blackwater River which was completed in October 2010.

Operating Expenses

	2011	% of Segment Revenues	2010	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$522,631	71.9%	$429,922	71.7%	$92,709	21.6%
GEO Care	243,901	76.8%	114,645	84.7%	129,256	112.7%
International Services	149,037	92.2%	129,008	93.4%	20,029	15.5%
Facility Construction & Design	82	68.9%	20,773	92.6%	(20,691)	(99.6)%

Total	$915,651	75.9%	$694,348	77.5%	$221,303	31.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Detention & Corrections

The increase in operating expenses for U.S. Detention & Corrections during Nine Months 2011 reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $89.2 million. We also experienced aggregate increases in operating expenses of $30.9 million due to: (i) the opening of Blackwater River in October 2010; (ii) costs associated with the intake of inmates and start up costs for North Lake and Indiana STOP which began operations in Nine Months 2011; (iii) increases in population at LaSalle; (iv) increases in operating expenses at Adelanto East due to the start up and intake of inmates on August 29, 2011; and (v) increases in carrying costs for our expanded Aurora ICE Processing Center. We also experienced aggregate increases of approximately $4 million at certain of our facilities, including Rivers Correctional Facility located in Winton, North Carolina, Broward Transition Center (“Broward”) located in Deerfield Beach, Florida, WRDF and East Mississippi Correctional Facility (“East Mississippi”), located in Meridian, Mississippi due to contractual increases for wages and, to a lesser extent, increases in medical costs. These increases were partially offset by aggregate decreases in operating expenses of $32.7 million due to the termination of contracts at Moore Haven, Graceville, South Texas ISF, North Texas ISF and Bridgeport. U.S. Detention & Corrections operating expenses were negatively impacted by $2.7 million accrued in Second Quarter 2011 due to the verdict entered against us at a GEO Oklahoma state correctional facility.

GEO Care

Operating expenses for GEO Care increased $129.3 million during Nine Months 2011 from Nine Months 2010 primarily due to the operation of the Cornell facilities and our recent acquisition of BI which contributed aggregate increases of $120.5 million. The remaining increase primarily relates to the opening of Montgomery County in March 2011.

International Services

Operating expenses for our International Services segment during Nine Months 2011 increased $20.0 million over the prior year due to several factors including: (i) the impacts of foreign exchange rates which contributed increases of $17.5 million; (ii) increases at our subsidiary in Australia of $2.5 million primarily due to increases in the population at some of our facilities and the provision of additional services; (iii) increases of $0.8 million related our management of Kutama-Sinthumule Correctional Center in South Africa; and (iv) aggregate increases in operating expenses of $3.3 million due to the 360-bed expansion at Harmondsworth, the opening of Dungavel and start up costs associated with GEOAmey. These increases were partially offset by aggregate decreases of $3.9 million in operating expenses related to the termination of our contracts for the management of Campsfield House in the United Kingdom and Melbourne Custody Center in Australia.

Facility Construction & Design

Operating expenses for Facility Construction & Design decreased during Nine Months 2011 compared to Nine Months 2010 primarily due to the completion of Blackwater River.

Depreciation and Amortization

	2011	% of Segment Revenue	2010	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Detention & Corrections	$40,272	5.5%	$27,131	4.5%	$13,141	48.4%
GEO Care	19,956	6.3%	3,679	2.7%	16,277	442.4%
International Services	1,604	1.0%	1,286	0.9%	318	24.7%
Facility Construction & Design	—	—	—	—	—	—

Total	$61,832	5.1%	$32,096	3.6%	$29,736	92.6%

U.S. Detention & Corrections

U.S. Detention & Corrections depreciation and amortization expense increased by $13.1 million in Nine Months 2011 compared to Nine Months 2010 primarily as a result of our acquisition of Cornell which contributed $11.4 million of the increase. We also experienced aggregate increases of $1.7 million related to the completion of construction projects at Broward, Central Texas Detention Facility (“Central Texas”) located in San Antonio, Texas, the Aurora ICE Processing Center located in Aurora Colorado, and Adelanto East.

GEO Care

The increase in depreciation and amortization expense for GEO Care in Nine Months 2011 compared to Nine Months 2010 is primarily due to our acquisitions of Cornell and BI which contributed increases of $5.8 million and $11.6 million, respectively.

International Services

Depreciation and amortization expense increased slightly in Nine Months 2011 over Nine Months 2010 due to the opening of Parklea in Australia, acceleration of depreciation as a result of our contract termination for Campsfield House and also due to changes in the foreign exchange rates.

Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$86,420	7.2%	$72,028	8.0%	$14,392	20.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expense of $14.4 million compared to Nine Months 2010 is primarily attributable to recurring increases, such as those relating to rent expense and employee salaries and benefits, due to our acquisitions of Cornell and BI. During Nine Months 2011 and 2010, we incurred $6.4 million and $16.4 million in non-recurring acquisition related expenses consisting primarily of professional fees, travel costs and other direct administrative costs. We also experienced increases in Nine Months 2011 compared to Nine Months 2010 as a result of costs associated with the transition and activation of our prisoner escort contracts in the United Kingdom and additional leased office space at the corporate office.

Non Operating Expenses

Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$4,965	0.4%	$4,448	0.5%	$517	11.6%
Interest Expense	$55,700	4.6%	$28,178	3.1%	$27,522	97.7%

The majority of our interest income generated in Nine Months 2011 and Nine Months 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to the change in foreign currency exchange rates.

The increase in interest expense of $27.5 million is primarily attributable to more indebtedness outstanding in Nine Months 2011 compared to Nine Months 2010. We experienced increases in interest expense as a result of: (i) an increase of $13.2 million due to the issuance of our 6.625% Senior Notes in February 2011; (ii) an increase of $9.9 million due to greater outstanding borrowings under our Senior Credit Facility; (iii) additional interest expense of $1.5 million due to less capitalized interest; and (iv) an increase of $3.4 million, net of premium amortization, in interest expense related to the non-recourse debt of MCF, one of our variable interest entities. Outstanding borrowings, net of discount and swap, at October 2, 2011 and October 3, 2010, excluding non-recourse debt and capital lease liabilities, were $1,328.3 million and $812.0 million, respectively.

Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$35,308	38.5%	$28,560	43.6%	$6,748	23.6%

The effective tax rate for the Nine Months 2011 was approximately 38.5% and includes certain non-recurring items that had an overall favorable impact on the effective tax rate. Without these one-time items our effective tax rate would be 39.3%. The effective tax rate for the same period in the prior year was 43.6%. The effective tax rate for Nine Months 2010 was negatively impacted by a significant portion of transaction expenses that were not deductible for federal income tax purposes. In the absence of such one-time items, our effective tax rate for Nine Months 2010 would have been approximately 39.4%. We estimate our annual effective tax rate for fiscal year 2011 to be in the range of 38% to 39% as a result of the favorable impact of non-recurring items incurred in the thirty-nine weeks ended October 2, 2011.

Financial Condition

BI Acquisition

On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to the Merger Agreement, entered into among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, GEO paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and any potential adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration.

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEO Amey PECS Limited (which we refer to as GEOAmey), our newly formed joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12.0 million, or $18.7 million as of October 2, 2011, for GEOAmey’s operations. As of October 2, 2011, $9.9 million was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $232.8 million, of which $122.9 million was spent through Third Quarter 2011. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $109.9 million, which will be spent in fiscal years 2011 and 2012. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2011. In addition to these current estimated capital requirements for 2011 and 2012, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase.

Liquidity and Capital Resources

On August 4, 2010, we entered into a new Credit Agreement, which we refer to as our Senior Credit Facility. On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility. Amendment No. 1, among other things, amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2 to the Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of October 2, 2011, the Senior Credit Facility is comprised of: (i) a $150.0 million Term Loan A bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (iv) the Revolver of $500.0 million bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

On February 10, 2011, we used the funds from the new $150.0 million incremental Term Loan A-2 along with the net cash proceeds from the offering of the 6.625% Senior Notes to finance the acquisition of BI. As of October 2, 2011, we had $142.5 million outstanding under the Term Loan A, $146.3 million outstanding under the Term Loan A-2, $196.3 million outstanding under the Term Loan B, net of $1.6 million discount, and our $500.0 million Revolving Credit Facility had $287.0 million outstanding in loans, $56.8 million outstanding in letters of credit and $156.2 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors - Risks Related to Our High Level of Indebtedness” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

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

Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements through 2012 disclosed above under “Capital Requirements”. We are in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for some or all of these projects and decide to self-finance their construction, our capital requirements in 2011 and/or 2012 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2012 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the thirteen weeks ended October 2, 2011, we purchased 2.5 million shares of our common stock at a cost of $50.0 million primarily with proceeds from our Revolver. We believe we have the ability to continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

Executive Retirement Agreement

As of October 2, 2011, we had a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of October 2, 2011, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of October 2, 2011, we would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See “Part II - Item 1. Legal Proceedings”.

Senior Credit Facility

On August 4, 2010, we terminated our Third Amended and Restated Credit Agreement, which we refer to as the “Prior Senior Credit Agreement”, and entered into a new Credit Agreement by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of October 2, 2011, the Senior Credit Facility was comprised of: (i) a $150.0 million Term Loan A due August 2015, bearing interest at LIBOR plus 2.75%, (ii) a $150.0 million Term Loan A-2 due August 2015, bearing interest at LIBOR plus 2.75%, (iii) a $200.0 million Term Loan B due August 2016, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%, and (iv) a $500.0 million Revolving Credit Facility due August 2015 bearing interest at LIBOR plus 2.75%.

Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI. As of October 2, 2011, we had $485.1 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $287.0 million in borrowings under the Revolver, approximately $56.8 million in letters of credit and $156.2 million in additional borrowing capacity under the Revolver. The weighed average interest rate on outstanding borrowings under the Senior Credit Facility, as amended, as of October 2, 2011 was 3.2%.

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

We must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio - Maximum Ratio
Through and including the last day of the fiscal year 2011	5.25 to 1.00
First day of fiscal year 2012 through and including the last day of fiscal year 2012	5.00 to 1.00
First day of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

The Senior Credit Facility also does not permit us to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio - Maximum Ratio
Through and including the last day of the Third Quarter of the fiscal year 2012	3.25 to 1.00
First day of the Third Quarter of fiscal year 2012 through and including the last day of the Third Quarter of the fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00

Additionally, there is an Interest Coverage Ratio under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of ours, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of October 2, 2011.

6.625% Senior Notes

On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. We realized net proceeds of $293.3 million upon the closing of the transaction. We used the net proceeds of the offering together with borrowings of $150.0 million under the Senior Credit Facility to finance the acquisition of BI. The remaining net proceeds from the offering were used for general corporate purposes. On August 22, 2011, we completed our exchange offer for the full $300,000,000 aggregate principal amount of our 6.625% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 6.625% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of October 2, 2011.

7 3/4% Senior Notes

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolver under the Prior Senior Credit Agreement. On October 21, 2010, we completed our exchange offer for the full $250,000,000 aggregate principal amount of our 7 3/4% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant and other domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of October 2, 2011.

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

We have an operating agreement with STLDC, the owner of the complex, which provides us with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from our contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to us to cover operating expenses and management fees. We are responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to us and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to us. We have determined that we are the primary beneficiary of STLDC and consolidate the entity as a result. The carrying value of the facility as of October 2, 2011 and January 2, 2011 was $26.1 million and $27.0 million, respectively.

On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of October 2, 2011, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of October 2, 2011, included in current restricted cash and non-current restricted cash is $6.2 million and $15.6 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to us and the loan from WEDFA to CSC is also non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 3.80% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended October 2, 2011. As of October 2, 2011, the remaining balance of the debt service requirement is $25.7 million, of which $6.1 million is due in the next twelve months.

As of October 2, 2011, included in current restricted cash and non-current restricted cash is $7.0 million and $7.5 million, respectively, as funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Municipal Correctional Finance, L.P.

Municipal Correctional Finance, L.P., which we refer to as MCF, one of our consolidated variable interest entities, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries. As of October 2, 2011, the aggregate principal amount of these bonds was $77.9 million, excluding premium of $9.0 million and net of the current portion of $15.8 million and is included as Non-Recourse Debt on our consolidated balance sheet.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of October 2, 2011, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium. MCF maintains separate financial statements and all of the assets to which MCF has title are included therein. It should be noted that even though we consolidate MCF for accounting purposes, this VIE is a separate entity owned by unrelated third parties. MCF’s assets and credit are not available to satisfy our debts or other obligations.

Australia

In connection with the financing and management of one Australian facility, our wholly-owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $39.7 million (AUD 41.1 million) and $46.3 million (AUD 45.2 million) at October 2, 2011 and January 2, 2011, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at October 2, 2011, was $4.8 million. The restricted cash balance is included in the non-current portion of restricted cash and the annual maturities of the long-term portion of the future debt obligation are included in Non-Recourse Debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of South African Custodial Services Ltd., referred to as SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under our debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the thirteen weeks ended October 2, 2011, we were notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.3 million. Additionally, SACS was required to fund a restricted account for the payment of certain costs in the event of contract termination. We had guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account by providing a standby letter of credit of 8.4 million South African Rand, or $1.0 million as of October 2, 2011, as security for our guarantee. During the thirteen weeks ended October 2, 2011, SACS was released from its obligations in respect to the restricted account under its debt agreements and this guarantee was not renewed. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of our outstanding letters of credit under our Revolver as of October 2, 2011.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.5 million as of October 2, 2011, referred to as the Standby Facility, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Standby Facility expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Standby Facility is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.4 million as of October 2, 2011 commencing in 2017. We have a liability of $1.9 million and $1.8 million related to this exposure as of October 2, 2011 and January 2, 2011, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our consolidated balance sheets. We do not currently operate or manage this facility.

At October 2, 2011, we also had eight letters of guarantee outstanding totaling $9.3 million under separate international facilities relating to performance guarantees of our Australian subsidiary. Except as discussed above, we don’t have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II - Item 1. Legal Proceedings.

Derivatives

As of October 2, 2011, we have four interest rate swap agreements in the aggregate notional amount of $100.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, these interest rate swaps also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rates swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between

4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $3.7 million and $4.8 million in the thirteen and thirty-nine weeks ended October 2, 2011, respectively. As of October 2, 2011 and January 2, 2011, the swap assets’ fair values were $8.1 million and $3.3 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended October 2, 2011.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized loss, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.7 million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2011, respectively. The total value of the swap asset as of October 2, 2011 and January 2, 2011 was $0.2 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Cash Flow

Cash and cash equivalents as of October 2, 2011 was $44.0 million, an increase of $4.3 million from January 2, 2011.

Cash provided by operating activities of continuing operations amounted to $164.1 million in Nine Months 2011 versus cash provided by operating activities of $103.6 million in Nine Months 2010. Cash provided by operating activities in Nine Months 2011 was positively impacted by an increase in non-cash expenses such as depreciation and amortization, amortization of deferred financing costs and stock based compensation expense. Additionally, we experienced an increase in cash as a result of the $5.4 million dividend payment we received from our joint venture in South Africa. We also experienced an increase in cash as a result of the timing of cash payments and collections. We experienced a decrease in cash payments made towards accounts payable, accrued expenses and other liabilities, and decreases in accounts receivable, prepaid expenses and other assets. Cash provided by operating activities in Nine Months 2010 was positively impacted by a non-cash write off of deferred financing fees in connection with the termination of our Third Amended and Restated Credit Agreement, a dividend received from our South African joint venture of $3.9 million, a decrease in accounts receivable, prepaid expenses and other assets of $2.7 million and a decrease in cash paid toward accounts payable, accrued expenses and other liabilities of $13.9 million.

Cash used in investing activities amounted to $583.5 million in Nine Months 2011 compared to cash used in investing activities of $330.3 million in Nine Months 2010. Cash used in investing activities in Nine Months 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million. In addition, we invested $177.7 million for capital expenditures and also experienced increases in our restricted cash requirements. These uses of cash were offset by $7.1 million of cash proceeds received from the sale of assets held for sale. Cash used in investing activities in Nine Months 2010 primarily reflects the cash portion of the purchase price for Cornell of $260.2 million and capital expenditures of $68.3 million associated with the construction of correctional and detention facilities.

Cash provided by financing activities in Nine Months 2011 amounted to $427.5 million compared to cash used in financing activities of $244.2 million in Nine Months 2010. Cash provided by financing activities in Nine Months 2011 reflects proceeds from our Senior Credit Facility of $317.0 million and proceeds of $300.0 million from the issuance of our 6.625% Senior Notes offset by payments on our Senior Credit Facility of $102.9 million and payments on non-recourse debt of $23.7 million. We made a cash distribution of $4.0 million to the partners of MCF and paid $11.2 million in debt issuance costs primarily associated with the financing of the BI Acquisition. Additionally, we paid $50.0 million during the thirteen-weeks ended October 2, 2011 for purchases of our common stock which is now held in treasury. Cash provided by financing activities in Nine Months 2010 reflects proceeds received from borrowings on our Revolver of $673.0 million offset by aggregate payments toward borrowings under our Senior Credit Facility of $342.5 million. Additionally, we paid $80.0 million for repurchases of our common stock.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, the “Forward-Looking Statements - Safe Harbor”

section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, and the “Forward-Looking Information” section in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. We expect to compete on procurements at the state level which represent more than 21,000 correctional beds. In Arizona, we are competing on a procurement for 5,000 in-state beds, and we expect the state to make contract awards before the end of 2011. In Florida, the Department of Corrections had issued a request for proposal (RFP) for the management, under one single contract, of all correctional facilities, reception centers, work camps, and community-based work release centers in South Florida, which total more than 16,400 beds. The RFP was expected to result in a contract start date of January 1, 2012; however, in late September 2011, a Florida circuit court stopped the procurement, which has created a delay in the process. We continue to be encouraged by these opportunities; however these positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While most states anticipate revenues to increase in fiscal year 2012 compared with fiscal year 2011, several states still face budget shortfalls. According to the National Conference of State Legislatures, 28 states faced budget gaps when they were enacting their fiscal year 2012 budgets, and new budget gaps could develop before fiscal year 2012 ends. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, we received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our California community corrections facilities. We hope to market these facilities for use by local county jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, on September 25, 2011, we assumed the management of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. We executed the contract for the management and operation of this facility with the United Kingdom Border Agency in March 2011. On August 29, 2011, our newly formed joint venture in the United Kingdom, which we refer to as GEOAmey, began providing prison escort and custody services for the Ministry of Justice in the United Kingdom under three contracts awarded to GEOAmey in March 2011. Also in the United Kingdom, the government has recently announced plans to market test, or privatize, nine existing prison facilities which total approximately 6,000 beds. GEO has gone through the prequalification process for this procurement and has been invited to compete on these opportunities. We expect to begin competition for these opportunities in the fourth quarter of 2011 based on the most recent timeline. We believe there will be additional opportunities in the United Kingdom such as additional market testing of prisons, electronic monitoring of offenders and community corrections. In South Africa, the Department of Correctional Services (“DCS”) had previously issued an RFP to privatize the development and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008. In October 2011, we were notified by the DCS that the procurement was cancelled. We will continue to monitor opportunities in South Africa. In August 2011, our GEO Australia subsidiary submitted a formal proposal in response to the New Zealand government’s request for proposal for a new design, build, finance and management contract for a new correctional center for 960 beds. Our GEO Australia subsidiary has been short-listed in this procurement. We are exploring other opportunities in international markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services and re-entry services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded our operations by adding 44 facilities and also the service offerings of GEO Care by adding electronic monitoring services and community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and 67,000 offenders under community supervision.

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

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 59.1% of our operating expenses in Nine Months 2011. Additional significant operating expenses include food, utilities and inmate medical costs. In Nine Months 2011, operating expenses totaled 75.9% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2011 will be impacted by the opening of any new facilities. We also expect increases to depreciation expense as a percentage of revenue due to carrying costs we will incur for a newly constructed and expanded facility for which we have no corresponding management contract for the expansion beds and potential carrying costs of certain facilities we acquired from Cornell with no corresponding management contracts. Additionally, we will experience increases as a result of the amortization of intangible assets acquired in connection with our acquisitions of Cornell and BI. In addition to the factors discussed relative to our current operations, we expect to experience overall increases in operating expenses as a result of the acquisitions of Cornell and BI. As of October 2, 2011, our worldwide operations include the management and/or ownership of approximately 79,600 beds at 116 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development. See the discussion below regarding Synergies and Cost Savings.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In Nine Months 2011, general and administrative expenses totaled 7.2% of our consolidated revenues including the impact of start up and transition costs and non recurring acquisition related expenses. We expect general and administrative expenses as a percentage of revenue in 2011 to increase slightly over historical results. In connection with our acquisition of Cornell, we incurred approximately $25 million in acquisition related costs, including $7.9 million in debt extinguishment costs, during fiscal year ended 2010 and $2.1 million in Nine Months 2011. In connection with our acquisition of BI, we incurred $7.7 million of acquisition related costs during fiscal year 2010 and $4.3 million during the Nine Months 2011. We may increase business development and professional expenses as we compete for a number of new business development opportunities in all of our business lines and as we continue to build the corporate infrastructure necessary to support our diversified correctional, detention, and treatment services offerings. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Synergies and Cost Savings

Our management anticipates annual synergies of approximately $3-$5 million during the year following our acquisition of BI. There may be potential to achieve additional synergies thereafter. We believe any such additional synergies would be achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved should further enhance cash provided by operations and return on invested capital of the combined company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $796.5 million and $55.2 million in outstanding letters of credit, as of November 4, 2011, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $8.0 million.

As of October 2, 2011, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29% also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at October 2, 2011, every 10 percent change in historical currency rates would have approximately a $6.3 million effect on our financial position and approximately a $1.1 million impact on our results of operations during Nine Months 2011.

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

On February 10, 2011, we acquired BII Holding, at which time BII Holding and its subsidiaries became our subsidiaries. See Note 2 to the consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating BII Holding’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at October 2, 2011, excludes the operations of BII Holding as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of BII Holding in its assessment of internal control over financial reporting within one year from the date of acquisition.

(b)	Changes in Internal Control Over Financial Reporting.

Our management is responsible to report any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that there have not been any changes, other than those related to our assessment and integration of Cornell and BII Holding as discussed above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 22, 2011, a jury verdict for $6.5 million was returned against us in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at our Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against us in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of our negligence. We disagree with the judgment and intend to pursue an appeal. We intend to vigorously defend our rights and believe our accrual relative to this judgment is adequate. Under our insurance plan, we are responsible for the first $3.0 million of liability. Aside from this amount, which we would pay directly from general corporate funds, we believe we have insurance coverage for this matter.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $17.4 million based on exchange rates as of October 2, 2011, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.

Our South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified us that it proposed to disallow these deductions. We appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions. On March 9, 2011 SARS filed a notice that it would appeal the lower court’s ruling. The case is scheduled to be heard by the Court of Appeals on November 7, 2011. We continue to believe in the merits of our position and will defend our rights vigorously as the case proceeds to the Court of Appeals. If resolved unfavorably, our maximum exposure would be $2.6 million.

GEO is a participant in the IRS Compliance Assurance Process (“CAP”) for the 2011 fiscal year. Under the IRS CAP transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing our 2009 and 2010 years as transition years.

During our first quarter, following our acquisition of BI, BI received notice from the IRS that it will audit its 2008 tax year. The audit was completed on October 7, 2011 with no change.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information related to repurchases of our common stock made during the thirteen weeks ended October 2, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2011—August 3, 2011	—	—	—	$100,000,000
August 4, 2011—September 3, 2011	2,493,696	$20.05	2,493,696	$49,987,634
September 4, 2011—October 2, 2011	—	—	—	$50,012,366

(1)	On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.
(2)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited into treasury and retained for future uses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(A) Exhibits

10.33	First Amendment, dated as of February 8, 2011, to the Credit Agreement between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent. (1)

10.34	Series A-2 Incremental Loan Agreement, dated as of February 8, 2011, between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent.(1)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibits 10.33 and 10.34 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2011. Portions of Exhibits 10.33 and 10.34 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment granted on August 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 8, 2011	/S/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)