Form 10-K
period 2012-01-01
GEO GROUP INC
filed 2012-03-01
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-14260

The GEO Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0043078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 700,
621 Northwest 53rd Street
Boca Raton, Florida	33487-8242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893-0101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 64,276,549 voting and non-voting shares of common stock held by non-affiliates of the registrant as of July 1, 2011 (based on the last reported sales price of such stock on the New York Stock Exchange on such date of $23.40 per share) was approximately $1,504,071,247.

As of February 27, 2012, the registrant had 61,172,672 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended January 1, 2012 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2012 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We are a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with the U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture, GEO Amey PECS Ltd., which we refer to as GEOAmey.

We acquired two companies, Cornell Companies, Inc. and BII Holding Corporation, during the past two years that have had, and we believe will continue to have, a significant impact on our business. As a result of these acquisitions, we expect to benefit from the increased scale and diversification of service offerings. Our acquisition in August 2010 of Cornell Companies, Inc., which we refer to as Cornell and we refer to this transaction as the Cornell Acquisition, added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community-based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. Our acquisition on February 10, 2011 of BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI and refer to this transaction as the BI Acquisition, provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of January 1, 2012, our worldwide operations included the management and/or ownership of approximately 79,400 beds at 115 correctional, detention and residential treatment facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

•

our monitoring services provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services provided under the Intensive Supervision Appearance Program, which we refer to as ISAP, to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system.

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

We maintained an average companywide facility occupancy rate of 94.6% for the fiscal year ended January 1, 2012, excluding facilities that are either idle or under development.

Business Segments

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Care segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Care segment, which conducts its services in the U.S., consists of mental health, residential and non-residential treatment services, educational and community based programs, pre-release and halfway house programs, compliance technologies, monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for fiscal years 2011, 2010 and 2009 is contained in “Note 18 — Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

Recent Developments

Acquisition of BII Holding

On February 10, 2011, GEO completed its previously announced acquisition of BI, a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010, which we refer to as the Merger Agreement, with BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO, which we refer to as Merger Sub, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, which we refer to as the Merger, with BII Holding emerging as the surviving corporation of the Merger. As a result of the Merger, GEO paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and any potential adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. We expect to fully settle the indemnification claims prior to June 30, 2012. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration.

6.625% Senior Notes due 2021

On February 10, 2011, we completed the issuance of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021, which we refer to as the 6.625% Senior Notes, in a private offering under an Indenture dated as of February 10, 2011 among us, certain of our domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The 6.625% Senior Notes were offered and sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. The 6.625% Senior Notes were issued at a coupon rate and yield to maturity of 6.625%. Interest on the 6.625% Senior Notes accrues at the rate of 6.625% per annum, is payable semi-annually in arrears on February 15 and August 15, and commenced on August 15, 2011. The 6.625% Senior Notes mature on February 15, 2021. We used the net proceeds from this offering along with $150.0 million of borrowings under our Credit Agreement dated as of August 4, 2010, which we refer to as our Senior Credit Facility, to finance the acquisition of BI and to pay related fees, costs, and expenses. We used the remaining net proceeds for general corporate purposes. On August 22, 2011, we completed our exchange offer for the full $300,000,000 aggregate principal amount of our 6.625% Senior Notes Due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 6.625% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

Amendment of Senior Credit Facility

On February 8, 2011, we entered into Amendment No. 1, which we refer to as Amendment No. 1, to our Senior Credit Facility, dated as of August 4, 2010, by and among us, the Guarantors party thereto, the lenders party thereto and BNP Paribas, as administrative agent. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity by $250.0 million. On May 2, 2011, we executed Amendment No. 2 to our Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate, as defined, was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of January 1, 2012, the Senior Credit Facility was comprised of: a $150.0 million Term Loan A, due August 2015, which we refer to as Term Loan A, currently bearing interest at LIBOR plus 3.00%; a $150.0 million Term Loan A-2, due August 2015, which we refer to as Term Loan A-2, currently bearing interest at LIBOR plus 3.00%; a $200.0 million Term Loan B, due August 2016, which we refer to as Term Loan B, currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00%; and a $500.0 million Revolving Credit Facility, due August 2015, which we refer to as the Revolver, currently bearing interest at LIBOR plus 3.00%. Incremental borrowings of $150.0 million under our amended Senior Credit Facility along with proceeds from our $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI.

As of February 27, 2012, the Company had $476.7 million in aggregate borrowings outstanding, net of discount, under the term loan portion of our Senior Credit Facility, $312.0 million in borrowings under the Revolver, approximately $56.9 million in letters of credit and $131.1 million in additional borrowing capacity under the Revolver.

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

Stock Repurchase Program

On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the fiscal year ended January 1, 2012, we purchased 3.9 million shares of our common stock at a cost of $75.0 million primarily purchased with proceeds from our Revolver. We believe we have the ability to continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Contract awards and facility activations

The following new projects were activated during the fiscal year ended January 1, 2012:

Facility	Location	Activation	Total Beds(1)	Start date
Montgomery County Mental Health Treatment Facility	Conroe, Texas	New contract	100	First Quarter 2011
Indiana Short Term Offenders Program	Plainfield, Indiana	New contract	1,066	First Quarter 2011
Dungavel House Immigration Removal Centre	South Lanarkshire, United Kingdom	New contract	217	Third Quarter 2011
Adelanto ICE Processing Center East	Adelanto, California	New contract	650	Third Quarter 2011(2)
Riverbend Correctional Facility	Milledgeville, Georgia	New contract	1,500	Fourth Quarter 2011

Total			3,533

(1)	Total Beds represents operational capacity of the facility.
(2)	On June 1, 2011, we executed this contract with the City of Adelanto for the housing of federal immigration detainees at our existing 650-bed Detention Facility and at a 650-bed facility expansion, which we are constructing, to be located on land immediately adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We expect to complete the new 650-bed expansion and begin the intake of the additional 650 detainees by August 2012.

In addition to the activations in the table above, we also announced other contract awards during fiscal year 2011 as follows:

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

On December 28, 2011, we announced our execution of a contract with ICE for the continued management of our 1,904-bed South Texas Detention Center located in Pearsall, Texas. The new contract will have a term of approximately five years effective through November 30, 2016, inclusive of renewal option periods.

Contract terminations

Contracts terminated during the fiscal year ended January 1, 2012 generated aggregate revenue of $48.8 million and a net operating loss of $2.8 million, which includes $3.7 million of depreciation expense and also includes transition costs. The following contracts were terminated during fiscal year 2011:

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

On July 11, 2011, we announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. We received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our facilities: (i) the company-leased 305-bed Leo Chesney Community Correctional Facility which was terminated effective September 30, 2011; (ii) the company-owned 625-bed Central Valley Modified Community Correctional Facility which was terminated effective October 12, 2011; and (iii) the company-owned 643-bed Desert View Modified Community Correctional Facility which was terminated effective November 30, 2011. We are in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, we are hopeful that we will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. Included in revenue for the fiscal year ended January 1, 2012 is $26.4 million of revenue related to these terminated contracts.

On July 31, 2011, our contract for the management of the Brooklyn Community Re-entry Center located in Brooklyn, New York terminated.

On September 2, 2011, we initiated discussions with the California Department of Corrections & Rehabilitation, which we refer to as CDCR, to terminate our management agreement for the operation of the company-owned North Lake Correctional Facility. On September 26, 2011, CDCR notified us that our contract would terminate effective October 2, 2011. Included in revenue for the fiscal year ended January 1, 2012 is $2.4 million of revenue related to this terminated contract.

In an effort to consolidate existing Youth Services facilities and to maximize overall utilization, we terminated our contracts for the management of Contact Interventions, located in Wauconda, Illinois and the Abraxas Center for Adolescent Females located in Pittsburgh, Pennsylvania. Additionally, our contract to manage Philadelphia Community-Based Programs located in Philadelphia, Pennsylvania terminated June 30, 2011 due to lack of funding.

On October 3, 2011, we exercised the termination clause in our contract for the management of the Frio County Detention Center. Effective December 2, 2011, we no longer managed this facility.

Contracts terminated after January 1, 2012 generated aggregate revenue during the fiscal year ended January 1, 2012 of $14.4 million and a pre tax operating profit of $4.7 million, which includes $0.8 million of depreciation expense. The following contracts terminated after January 1, 2012:

On or about January 31, 2012, we were formally notified by the California Department of Corrections of their intention to exercise the right to terminate our contract for the management of the Golden State Medium Community Correctional Facility, which we refer to as Golden State. Effective July 1, 2012, we will no longer manage this facility.

In February 2012, we were notified that our contract for the management of the Migrant Operations Center in Guantanamo Bay NAS, Cuba would terminate effective March 31, 2012.

We are currently marketing approximately 7,700 vacant beds at nine of our idle facilities, including Golden State, to potential customers. The carrying values of these idle facilities totaled $297.3 million as of January 1, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.8% as of January 1, 2012. Approximately 75.9% of our 2011 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended January 1, 2012. In January 2012, we also received accreditation at our Blackwater River Correctional Facility and at Hudson Correctional Facility. We have also achieved and maintained accreditation by The Joint Commission (TJC), at three of our correctional facilities, at nine of our youth services locations and at four of our residential treatment facilities. Our managed-only 720-bed Florida Civil Commitment Center in Arcadia, Florida obtained successful accreditation by the Commission on Accreditation of Rehabilitation Facilities, or CARF, within 18 months of operation. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at six of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, BI has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the Electronic Monitoring business units, including electronic home arrest and domestic violence intervention monitoring services and products, installation services, and automated caseload management services.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal correctional facilities in the United States; governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom; federal, state and local government agencies in the United States responsible for mental health, residential treatment and community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our mental health and residential treatment, youth services, community based re-entry services, and electronic monitoring services business.

For our facility management contracts, our state and local experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between one and four months elapse between the submission of our response and the agency’s award for a contract; and that between one and four months elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.

For our facility management contracts, our federal experience has been that a period of approximately sixty to ninety days is generally required from the issuance of a request for proposal to the submission of our response to the request for proposal; that between twelve and eighteen months elapse between the submission of our response and the agency’s award for a contract; and that between four and eighteen weeks elapse between the award of a contract and the commencement of facility construction or management of the facility, as applicable.

If the state, local or federal facility for which an award has been made must be constructed, our experience is that construction usually takes between nine and twenty-four months to complete, depending on the size and complexity of the project. Therefore, management of a newly constructed facility typically commences between ten and twenty-eight months after the governmental agency’s award.

For the services provided by BI, state, local and federal experience has been that a period of approximately thirty to ninety days is generally required from the issuance of an RFP or Invitation to Bid, or ITB, to the submission of our response; that between one and three months elapse between the submission of our response and the agency’s award for a contract; and that between one and three months elapse between the award of a contract and the commencement of a program or the implementation of a program operations, as applicable. The term of our local, state and federal contracts range from one to five years and some contracts include provisions for optional renewal years beyond the initial contract term. Contracts can, and are periodically, extended beyond the contract term and optional renewal years through alternative procurement processes including sole source justification processes, cooperative procurement vehicles and agency decisions to add extension time periods.

We believe that our long operating history and reputation have earned us credibility with both existing and prospective customers when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential.

During 2011, we activated five new or expansion projects representing an aggregate of 3,533 additional beds compared to the activation of three new or expansion projects representing an aggregate of 4,867 beds during 2010. Internationally, we activated three contracts for the provision of Prison Escort and Custody Services (PECS) during 2011 under a newly formed joint venture, GEOAmey.

In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience and scale of service offerings to expand the range of government-outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability. We have engaged and intend in the future to engage independent consultants to assist us in developing privatization opportunities and in responding to requests for proposals, monitoring the legislative and business climate, and maintaining relationships with existing customers.

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Domestically, as of January 1, 2012, we had provided services for the design and construction of approximately forty-seven facilities and for the redesign and renovation and expansion of approximately thirty-three facilities. Internationally, as of January 1, 2012, we had provided services for the design and construction of ten facilities and for the redesign, renovation and expansion of one facility.

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

The following table sets forth current expansion and development projects at various stages of completion:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer		Financing
New Castle Correctional Facility, Indiana	512	3,196	Q1 2012	IDOC		GEO
Adelanto ICE Processing Center West, California	650	1,300	Q3 2012	ICE	(1)	GEO

Total	1,162

(1)	We will provide services at this facility through an Inter-Governmental Agreement, or IGA, with the City of Adelanto.

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide, the largest provider of community-based re-entry services and youth services in the U.S. and we are the largest provider of electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complimentary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society.

Large Scale Operator with National Presence

We operate the sixth largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have operations in approximately 34 states and offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, healthcare, security, and in the supervision, treatment and education of inmates. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 25 years, the State of California for 24 years, the State of Texas for approximately 24 years, various Australian state government entities for 20 years and the State of Florida for approximately 18 years. These customers accounted for approximately 66.5% of our consolidated revenues for the fiscal year ended January 1, 2012. The acquisitions of Cornell and BI have increased our business with our three largest federal clients: the Federal Bureau of Prisons, U.S. Marshals Service and ICE. The BI Acquisition also provided us with a new service offering for ICE, our largest client.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $976.3 million in 2007 to $1.6 billion in 2011. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide us flexibility for growth capital expenditures, acquisitions and/or the repayment of indebtedness.

Unique Privatized Mental Health, Residential Treatment and Community-Based Services Growth Platform

With the acquisitions of Cornell and BI, we have significantly expanded the service offerings of GEO Care’s privatized mental health and residential treatment services business by adding substantial adult community-based residential operations, as well as new operations in community-based youth behavioral treatment services, electronic monitoring services and community re-entry and immigration related supervision services. Through both organic growth and acquisitions we have been able to grow GEO Care’s business to approximately 4,700 beds at 27 mental health and community-based residential facilities, the ability to provide treatment and other services at 19 residential and non-residential facilities and the monitoring of approximately 70,000 offenders in a community-based environment generating aggregate revenues of $426.8 million for fiscal year ended 2011 from 1,773 beds at 6 residential facilities generating revenues of $110.2 million for fiscal year ended 2007. We believe that GEO Care’s service offerings of providing diversified mental health, residential treatment, community-based services and monitoring services uniquely position us to meet client demands for solutions that improve successful society re-integration rates for offenders throughout the corrections system.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. Our International services business generated $215.5 million of revenues, representing 13.4% of our consolidated revenues, for the year ended January 1, 2012. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and the Founder, George C. Zoley, Ph.D., has led our Company for 27 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.6 billion in 2011. Mr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our company for over eleven years and has led the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our company of over ten years.

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

Maintain Disciplined Operating Approach

We refrain from pursuing contracts that we do not believe will yield attractive profit margins in relation to the associated operational risks. In addition, although we engage in facility development from time to time without having a corresponding management contract award in place, we endeavor to do so only where we have determined that there is medium to long-term client demand for a facility in that geographical area. We have also elected not to enter certain international markets with a history of economic and political instability. We believe that our strategy of emphasizing lower risk, higher profit opportunities helps us to consistently deliver strong operational performance, lower our costs and increase our overall profitability.

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

Selectively Pursue Acquisition Opportunities

We intend to continue to supplement our organic growth by selectively identifying, acquiring and integrating businesses that fit our strategic objectives and enhance our geographic platform and service offerings. Since 2005, and including the BI Acquisition, we have completed six acquisitions for total consideration, including debt assumed, in excess of $1.7 billion. Our management team utilizes a disciplined approach to analyze and evaluate acquisition opportunities, which we believe has contributed to our success in completing and integrating our acquisitions.

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) residential treatment facilities; (iii) community-based services facilities; and (iv) residential and non-residential youth services facilities. The information in the table includes the facilities that GEO (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding as of January 1, 2012:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
Corrections & Detention — Western Region:

Adelanto ICE Processing Center East, Adelanto, CA	650	ICE	Federal Detention	Minimum/ Medium	May 2011	5 years	None	Own

Adelanto ICE Processing Center West , Adelanto, CA(3)	650	Under construction	—	—	—	—	—	Own

Alhambra City Jail, Los Angeles, CA	72	City of Alhambra	City Jail	All Levels	July 2008	3 years	Two, One-year	Manage Only

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Lease

Arizona State-Prison Phoenix West Phoenix, AZ	450	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Lease

Aurora Detention Facility Aurora, CO	432	Idle	—	—	—	—	—	Own

Aurora ICE Processing Center Aurora, CO	1,100	ICE	Federal Detention	Minimum/ Medium	September 2011	2 years	Four, Two-year	Own

Baker Community Correctional Facility Baker, CA(4)	262	Idle	—	—	—	—	—	Own

Baldwin Park City Jail, Los Angeles, CA	32	City of Baldwin Park	City Jail	All Levels	July 2003	3 years	Three, Three-year	Manage Only

Bell Gardens City Jail Los Angeles, CA(5)	14	City of Bell Garden	City Jail	All Levels	March 2008	4 months	Unlimited, One-month	Manage Only

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five- year	Lease

Central Valley MCCF McFarland, CA	640	Idle	—	—	—	—	—	Own

Desert View MCCF Adelanto, CA	650	Idle	—	—	—	—	—	Own

Downey City Jail Los Angeles, CA	25	City of Downey	City Jail	All Levels	June 2003	3 years	Three, Three-year	Manage Only

Fontana City Jail Los Angeles, CA	41	City of Fontana	City Jail	All Levels	February 2007	5 months	Five, One-year	Manage Only
Garden Grove City Jail Los Angeles, CA	17	City of Garden Grove	City Jail	All Levels	January 2010	30 months	Unlimited	Manage Only

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

Golden State MCCF McFarland, CA(6)	625	CDCR	State Correctional	Medium	March 1997	10 years	One, Five- year	Own

Guadalupe County Correctional Facility Santa Rosa, NM(7)	600	NMCD	Local/State Correctional	Medium	January 1999	3 years	Five, One to Two-Year	Own

High Plains Correctional Facility Brush, CO	272	Idle	—	—	—	—	—	Own

Hudson Correctional Facility Hudson, CO	1,250	AK DOC	State Correctional	Medium	September 2009	3 years	Seven, One-year	Lease

Lea County Correctional Facility Hobbs, NM(7)	1,200	NMCD	Local/State Correctional	Medium	September 1998	5 years	Eight, one-year	Own

Leo Chesney Community Correctional Facility Live Oak, CA	318	Idle	—	—	—	—	—	Lease

McFarland Community Correctional Facility McFarland, CA	260	Idle	—	—	—	—	—	Own

Mesa Verde Community Correctional Facility Bakersfield, CA	400	Idle	—	—	—	—	—	Own

Montebello City Jail Los Angeles, CA	35	City of Montebello	City Jail	All Levels	January 1996	2 years	Unlimited, One-year	Manage Only

Northeast New Mexico Detention Facility Clayton, NM(7)	625	NMCD	Local/State Correctional	Medium	August 2008	5 years	Five, one-year	Manage Only

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	October 2009	1 year	Four, one-year	Own

Ontario City Jail Los Angeles, CA	42	City of Ontario	City Jail	Any Level	September 2006	3 years	Unlimited, One-year	Manage Only

Western Region Detention Facility San Diego, CA	770	OFDT/ USMS	Federal Detention	Maximum	Janaury 2006	5 years	One, Five- year	Lease

Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year and One, six-month	Lease(8)

Central Texas Detention Facility San Antonio, TX(7)	688	USMS	Local & Federal Detention	Minimum/ Medium	April 2009	10 years	None	Lease

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional	Minimum	Janaury 2009	2.6 years	Two, Two-year	Manage Only

Great Plains Correctional Facility Hinton, OK	2,048	Idle	—	—	—	—	—	Lease (8)

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

Joe Corley Detention Facility Conroe, TX(7)	1,287	USMS/ICE	Local Correctional	Medium	August 2008/August 2008	2 years/ 5 years	Unlimited, two-year/ None	Manage Only

Karnes Correctional Center Karnes City, TX(7)	679	ICE/ USMS	Local & Federal Detention	All Levels	December 2010/May 1998	5 years/ 30 years	Unspecified	Own

Karnes Civil Detention Center Karnes City, TX(7),(9)	600	Under construction	Federal Detention	All Levels	December 2010	5 years	None	Own

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional	Medium	July 2008	1 year	Five, One-year Unlimited, Four-year	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional	Minimum/ Medium	January 2009	2.6 years	Two, two-year	Manage Only

Maverick County Detention Facility Maverick, TX(7)	688	USMS	Local Detention	Medium	April 2007	N/A	Perpetual until terminated	Manage Only

Oak Creek Confinement Center Bronte, TX(4)	200	Idle	—	—	—	—	—	Own

Reeves County Detention Complex R1/R2 Pecos, TX(7)	2,407	BOP	Federal Correctional	Low	February 2007	10 years	Unlimited, Ten year	Manage Only

Reeves County Detention Complex R3 Pecos, TX(7)	1,356	BOP	Federal Correctional	Low	January 2007	10 years	Unlimited, Ten year	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	USMS/ OFDT	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Own

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year	Own

Val Verde Correctional Facility Del Rio, TX(7)	1,407	USMS	Local & Federal Detention	All Levels	January 2001	20 years	Unlimited, Five-year	Own

Corrections & Detention — Eastern Region:

Allen Correctional Center Kinder, LA	1,538	LA DPS&C	State Correctional	Medium/ Maximum	July 2010	10 years	None	Manage only

Blackwater River Correctional Facility Milton, FL	2,000	DMS	State Correctional	Medium/ close	April 2010	3 years	Two, two-year	Manage Only
Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	April 2009	11 months	Four, One-year, Unlimited 6-month	Own

D. Ray James Correctional Facility Folkston, GA	2,847	BOP	Federal Detention	All Levels	October 2010	4 years	Three, two-year	Lease(8)

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

East Mississippi Correctional Facility Meridian, MS(7)	1,500	ICE	State Mental Health Correctional	All Levels	March 2010	5 years	None	Manage only

Indiana STOP Program Plainfield, IN	1,066	IDOC	State Correctional	Minimum	March 2011	4 years	One, Unspecified	Manage Only

LaSalle Detention Facility Jena, LA(7)	1,160	ICE	Federal Detention	Minimum/ Medium	July 2007	Perpetual	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One-year	Manage Only

Marshall County Correctional Facility Holly Springs, MS	1,000	MS DOC	State Correctional	Medium	September 2010	5 years	None	Manage Only

Migrant Operations Center Guantanamo Bay NAS, Cuba(10)	130	ICE	Federal Migrant Center	Minimum	November 2006	11 months	Four, One-year	Manage Only

Moshannon Valley Correctional Center Philipsburg, PA	1,495	BOP	Federal Correctional	Medium	April 2006	36 months	Seven, One-year	Own

New Castle Correctional Facility New Castle, IN	2,684+512 expansion	IDOC	State Correctional	All Levels	January 2006	4 years	Two, Five-year	Manage Only

North Lake Correctional Facility Baldwin, MI	1,740	Idle	—	—	—	—	—	Own

Queens Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 year	Four, two-year	Own

Riverbend Correctional Facility Milledgeville, GA	1,500	GDOC	State Correctional	Medium	July 2010	Partial 1 year	Forty, One-year and one partial year	Own

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2011	4 years	Three, Two-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS/ OFDT	Federal Detention	Medium	February 2008	5 years	Three, Five year	Lease

South Bay Correctional Facility South Bay, FL	1,862	DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Manage Only

Walnut Grove Youth Correctional Facility Walnut Grove, MS	1,450	MS DOC	State Correctional	Maximum	October 2006	3 years	Unspecified	Manage Only

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	October 1995	22 years	None	Lease

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	April 2009	5 years	Two, Five-year	Manage Only

Pacific Shores Healthcare Victoria, Australia(11)	N/A	VIC CV	Health Care Services	N/A	July 2009	17 months	Two, six-month	Manage Only

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Three-year	Manage Only

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	217	UKBA	Detention Centre	Minimum	September 2011	5 years	None	Manage Only

Harmondsworth Immigration Removal Centre London, UK	620	UKBA	Detention Centre	Minimum	June 2009	3 years	None	Manage Only

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Manage Only

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(12)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	May 2003	—	—	Own

GEO Care — Residental Treatment Services:

Columbia Regional Care Center Columbia, SC	354	SCDMH/ GDOC	Correctional Health Care Hospital	Medical and Mental Health	July 2005/ Unspecified	8 years/ Unspecified	None/ Unlimited	Lease

Florida Civil Commitment Center Arcadia, FL	720	DCF	State Civil Commitment	All Levels	April 2009	5 years	Three, five-year	Manage Only

Montgomery County Mental Health Treatment Facility Montgomery, TX	100	MC	Mental Health Treatment Facility	Mental Health	March 2011	Partial six-month	Unlimited, One-year	Manage Only

Palm Beach County Jail Palm Beach, FL	N/A	PBC as Subcontractor to Armor Healthcare	Mental Health Services to County Jail	All Levels	May 2006	5 years	Unspecified, Unlimited	Manage Only

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
South Florida State Hospital Pembroke Pines, FL	335	DCF	State Psychiatric Hospital	Mental Health	July 2008	5 years	Three, Five-year	Manage Only

South Florida Evaluation and Treatment Center Miami, FL	238	DCF	State Forensic Hospital	Mental Health	January 2006	5 years	Three, Five-year	Manage Only

Treasure Coast Forensic Treatment Center Stuart, FL	223	DCF	State Forensic Hospital	Mental Health	April 2007	5 years	One, Five-year	Manage Only

GEO Care — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year and One, six-month	Own

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections	Community	October 2007	2 years	Three, One-year	Lease

Brooklyn Community Re-entry Center Brooklyn, NY	177	Idle	—	—	—	—	—	Lease

Cordova Center Anchorage, AK	192	AK DOC	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Lease(8)

El Monte Center El Monte, CA	61	BOP	Community Corrections	Community	March 2008	7 months	Four, one-year	Lease

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	October 2007	2 years	Three, one-year	Lease

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP/ USPO	Community Corrections	Community	October 2010	2 years	Three, one-year	Own

Leidel Comprehensive Sanction Center Houston, TX	190	BOP/ USPO	Community Corrections	Community	January 2011	2 years	Three, one-year	Lease(8)

Marvin Gardens Center Los Angeles, CA(13)	60	BOP	Community Corrections	Community	May 2006	2 years	Three, one-year	Lease

McCabe Center Austin, TX	113	BOP and various local	Community Corrections	Community	April 2007	2 years	Three, one-year	Own

Mid Valley House Edinburg, TX	120	BOP/ USPO	Community Corrections	Community	December 2008	2 years	Three, one-year	Lease

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Own

Northstar Center Fairbanks, AK	143	AK DOC	Community Corrections	Community	February 2011	5 months	Four, one-year, One five- month	Lease

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Own

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Lease(8)
Reality House Brownsville, TX(4)	94	BOP/ USPO	Community Corrections	Community	September 2011/October 2009	2 years/ 2 years	Three, one-year/ Two, one-year	Own

Reid Community Residential Facility Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year	Lease(8)

Salt Lake City Center Salt Lake City, UT	115	BOP/ USPO	Community Corrections	Community	June 2011/October 2009	2 years/ 2 years	Three, one-year/ Two, two-year	Lease

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	December 2007	1 year	Five, one-year	Lease

Taylor Street Center San Francisco, CA	210	BOP/ CDCR	Community Corrections	Community	February 2006	3 years	Seven, one-year	Own

Tundra Center Bethel, AK(14)	85	AK DOC	Community Corrections	Community	December 2006	1 year	Five, one-year	Lease(8)

GEO Care — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	2006	N/A	N/A	Own

Abraxas Center For Adolescent Females Pittsburgh, PA	108	Idle	—	—	—	—	—	Own

Abraxas I Marienville, PA	274	Various	Youth Residential	Staff Secure	1973	N/A	N/A	Lease(8)

Abraxas Ohio Shelby, OH	108	Various	Youth Residential	Staff Secure	1993	N/A	N/A	Lease(8)

Abraxas III, Pittsburgh, PA(4)	24	Idle	—	—	—	—	—	Own

Abraxas Youth Center South Mountain, PA	72	Various	Youth Residential	Secure/ Staff Secure	1999	N/A	N/A	Lease

Contact Interventions Wauconda, IL	32	Idle	—	—	—	—	—	Own

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	1999	N/A	N/A	Own

Erie Residential Programs Erie, PA	41	Various	Youth Residential	Staff Secure	1974	N/A	N/A	Own

Hector Garza Center San Antonio, TX	133	TDFPS, TYC and County Probation	Youth Residential	Staff Secure	2003	N/A	N/A	Lease(8)

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	1994	N/A	N/A	Lease

Schaffner Youth Center Steelton, PA	24	Dauphin County	Youth Residential	Secure/Staff Secure	2009	2 years	N/A	Manage Only

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	2004	N/A	N/A	Own

Southwood Interventions Chicago, IL	128	IL DASA, City of Chicago, Medicaid, Private	Youth Residential	Staff Secure	1999	N/A	N/A	Own

Texas Adolescent Treatment Center San Antonio, TX	145	Idle	—	—	—	—	—	Own

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	1999	N/A	N/A	Own

GEO Care — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	78	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Delaware Community-Based Programs Milford, DE	66	State of Delaware	Youth Non- residential	Open	1994	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	136	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	60	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Philadelphia Community-Based Programs Philadelphia, PA(4)	71	Idle	—	—	—	—	—	Own

WorkBridge Pittsburgh, PA	600	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

York County Juvenile Drug Court Programs Harrisburg, PA	36	YCCYS	Youth Non- residential	Open	1995	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that GEO (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of January 1, 2012:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
California	12	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease
Illinois	8	State, County	2003	5 years	One, Five year	Lease or Manage only
Colorado(15)	5	State, County	Various, 2004 – 2011	Various, 1 year to 18 months	One to Four, One year	Lease
Kansas	1	County	2011	4 years	Four, One year	Lease
Louisiana	1	State	2010	1 year	Two, One year	Lease
Kentucky	1	County	2010	2 years	Three, One year	Lease
New Jersey	4	State	2008	3 years	Two, One year	Lease
New York	1	County	2010	6 months	Four, One year	Lease
Pennsylvania	2	County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Customer Legend:

Abbreviation	Customer
AZ DOC	Arizona Department of Corrections
AK DOC	Alaska Department of Corrections
BOP	Federal Bureau of Prisons
CDCR	California Department of Corrections & Rehabilitation
CO DOC	Colorado Department of Corrections
DCF	Florida Department of Children & Families
DMS	Florida Department of Management Services
EM CFA	East Mississippi Correctional Facility Authority
GDOC	Georgia Department of Corrections
ICE	U.S. Immigration & Customs Enforcement
IDOC	Indiana Department of Correction
IGA	Intergovernmental Agreement
IL DASA	Illinois Department of Alcoholism and Substance Abuse
LA DPS&C	Louisiana Department of Public Safety & Corrections
LEDD	LaSalle Economic Development District
MC	Montgomery County
MS DOC	Mississippi Department of Corrections (East Mississippi & Marshall County)
NMCD	New Mexico Corrections Department
NSW	Commissioner of Corrective Services for New South Wales
OK DOC	Oklahoma Department of Corrections
OFDT	Office of Federal Detention Trustee
PBC	Palm Beach County
PNB	Province of New Brunswick

QLD DCS	Department of Corrective Services of the State of Queensland
RSA DCS	Republic of South Africa Department of Correctional Services
SCDMH	South Carolina Department of Mental Health
SCDOH	South Carolina Department of Health
TDCJ	Texas Department of Criminal Justice
TDFPS	Texas Department of Family and Protective Services
TYC	Texas Youth Commission
UKBA	United Kingdom Border Agency
USMS	United States Marshals Service
USPO	United States Probation Office
VA DOC	Virginia Department of Corrections
VIC CV	The State of Victoria represented by Corrections Victoria
VIC DOJ	Department of Justice of the State of Victoria
YCCYS	York County Human Services Division, Children and Youth Services

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Residential Facilities and Non-residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by Cornell. The service agreements under these arrangements, with the exception of Schaffner Youth Center, provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature.
(3)	In June 2011, we announced that the City of Adelanto, California signed a contract with us for the housing of federal immigration detainees at our existing 650-bed Detention Facility in Adelanto, California, and at a 650-bed facility expansion we are constructing on land adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We expect to complete the new 650-bed expansion and begin the intake of the additional 650 detainees by August 2012.
(4)	These facilities are classified as Assets Held for Sale as of January 1, 2012. We sold Baker Community Correctional Facility in January 2012.
(5)	This contract renewal period expired June 30, 2011 and was extended on a month-to-month basis until it was terminated effective January 22, 2012.
(6)	The Company was notified by the CDCR in January 2012 that this contract would terminate effective July 1, 2012 due to lack of funding.
(7)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(8)	These facilities are owned by Municipal Corrections Finance, L.P., our variable interest entity.
(9)	The construction on this facility was substantially complete on December 31, 2011. We began intake of inmates in January 2012.
(10)	The contract for the management of this facility will terminate effective March 31, 2012.
(11)	GEO provides comprehensive healthcare services to nine government-operated prisons under this contract.
(12)	The contract for this facility only requires GEO to provide maintenance services.
(13)	This contract expired February 29, 2012. We entered into a new contract for the management of this facility effective March 1, 2012.
(14)	This contract expired January 31, 2012. We entered into a new contract for the management of this facility effective February 1, 2012.
(15)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or rebids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 1, 2012, 54 of our facility management contracts representing approximately 21,000 beds are scheduled to expire on or before December 30, 2012, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 26.3% of our consolidated revenues for the fiscal year ended January 1, 2012. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of January 1, 2012, 14 of our facility management contracts representing 1.6% and $26.1 million of our fiscal year 2011 consolidated revenues are subject to competitive re-bid in 2012. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2012	14	1,182
2013	4	213
2014	5	2,955
2015	12	6,239
2016	7	4,662
Thereafter	27	32,692

Total	69	47,943

In addition to the facility management contracts subject to competitive re-bid in the table above, certain other of our management contracts are also subject to competitive re-bid including our contract to provide services to ICE under the Intensive Supervision Appearance Program which is subject to competitive re-bid in 2014. We generated revenues under this contract during the fiscal year ended January 1, 2012 of $37.8 million, or 2.4%, of our consolidated revenues.

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services, and mental health, residential treatment and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Care business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services, community based services, and mental health and residential treatment services industry. BI’s electronic monitoring business segment competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At January 1, 2012, we had 18,894 full-time employees. Of our full-time employees, 273 were employed at our headquarters and regional offices and 18,621 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 1,651 and 1,839 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

With respect to BI and the ISAP services contract, new employees are required to complete training requirements as outlined in the contract within 14 days of hire and prior to being assigned autonomous ISAP related duties. These employees receive 25 hours of refresher training annually thereafter. Program managers for our ISAP contract must receive 24 hours of additional initial training. BI’s Monitoring Services maintains its own comprehensive certification and training program for all Monitoring Service Specialists. We require all new personnel hired for a position in Monitoring Operations to complete a seven-week training program. Successful completion of our training program training and a final certification is required of all of our personnel performing monitoring operations. We require that certification is achieved prior to being permitted to work independently in the call center.

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

We currently maintain a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. In addition, GEO Care’s residential treatment services division has a separate claims-made liability insurance program for their mental health facilities with a specific loss limit of $35.0 million per occurrence and in the aggregate. That same $35.0 million limit also applies to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure, mainly in California and the Pacific Northwest, may prevent us from insuring some of our facilities to full replacement value.

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $45.3 million and $40.2 million as of January 1, 2012 and January 2, 2011, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2011 and 2010 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities and provides comprehensive healthcare services to nine government operated prisons. We operate one facility in South Africa through SACM. During Fourth Quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. Since June 29, 2009, GEO UK has managed the 620-bed Harmondsworth Immigration Removal Centre in London, England. In September 2011, we activated the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements and Supplementary Data — Note 18 Business Segments and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2011	2010	2009
Various agencies of the U.S Federal Government:	40%	35%	31%
Various agencies of the State of Florida:	11%	14%	16%

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

We have a significant amount of indebtedness. Our total consolidated indebtedness as of January 1, 2012 was $1,338.4 million, excluding non-recourse debt of $241.8 million and capital lease obligations of $14.2 million. As of January 1, 2012, we had $58.6 million outstanding in letters of credit and $302.0 million in borrowings outstanding under the Revolver. Also as of January 1, 2012, we had the ability to borrow $139.4 million under the Revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

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

As of January 1, 2012, we were developing a number of projects that we estimate will cost approximately $245.8 million, of which $156.1 million was spent through January 1, 2012. We estimate our remaining capital requirements to be approximately $89.7 million, which we anticipate will be spent in fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the revolver portion of our Senior Credit Facility. In addition to these current estimated capital requirements for 2012 and 2013, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2012 and/or 2013 could materially increase. As of January 1, 2012, we had the ability to borrow $139.4 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. In addition, we have the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indenture governing the 7 3/4% senior notes, the indenture governing the 6.625% senior notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of January 1, 2012, we had the ability to borrow an additional $139.4 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. We also would have had the ability to borrow an additional $250.0 million under the accordion feature of our senior credit facility subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 7 3/4% Senior Notes and/or the 6.625% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of January 1, 2012 we had $783.0 million of indebtedness outstanding under our Senior Credit Facility (net of discount of $1.5 million), and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by $7.8 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended January 1, 2012, our subsidiaries accounted for 68.9% of our consolidated revenues, and as of January 1, 2012, our subsidiaries accounted for 75.7% of our total assets.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a client to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 7,700 vacant beds at nine of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2012 is estimated to be $16.6 million, including depreciation expense of $8.1 million, if the facilities remain vacant for the remainder of 2012. As of January 1, 2012, these facilities had a net book value of $297.3 million. The Company reviews its facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material non-cash charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of January 1, 2012, 54 of our facility management contracts representing approximately 21,000 beds are scheduled to expire on or before December 30, 2012, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 26.3% of our consolidated revenues for the fiscal year ended January 1, 2012. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of January 1, 2012, 14 of our facility management contracts representing $26.1 million (or 1.6%) of our consolidated revenues for the year ended January 1, 2012 are subject to competitive re-bid in 2012. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. For example, elimination of duplicative costs may not be fully achieved or may take longer than anticipated. For at least the first year after a substantial acquisition, and possibly longer, the benefits from the acquisition will be offset by the costs incurred in integrating the businesses and operations. An inability to realize the full extent of, or any of, the anticipated synergies or other benefits of an acquisition as well as any delays that may be encountered in the integration process, which may delay the timing of such synergies or other benefits, could have an adverse effect on our business and results of operations.

As a result of our acquisitions, we have recorded and will continue to record a significant amount of goodwill and other intangible assets. In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of January 1, 2012 we had $708.4 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles, or GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

Our growth depends on our ability to secure contracts to develop and manage new correctional, detention and mental health facilities and to secure contracts to provide electronic monitoring services, community-based re-entry services and monitoring and supervision services, the demand for which is outside our control.

Our growth is primarily dependent upon our ability to obtain new contracts to develop and manage new correctional, detention and mental health facilities, because contracts to manage existing public facilities have not to date typically been offered to private operators. Additionally, our growth is generally dependent upon our ability to obtain new contracts to offer electronic monitoring services, provide community-based re-entry services and provide monitoring and supervision services. Public sector demand for new privatized facilities in our areas of operation may decrease and our potential for growth will depend on a number of factors we cannot control, including overall economic conditions, governmental and public acceptance of the concept of privatization, government budgetary constraints, and the number of facilities available for privatization.

In particular, the demand for our correctional and detention facilities and services, electronic monitoring services, community-based re-entry services and monitoring and supervision services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Care business, including government customer resistance to the privatization of mental health or residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

We may not be able to meet state requirements for capital investment or locate land for the development of new facilities, which could adversely affect our results of operations and future growth.

Certain jurisdictions, including California, have in the past required successful bidders to make a significant capital investment in connection with the financing of a particular project. If this trend were to continue in the future, we may not be able to obtain sufficient capital resources when needed to compete effectively for facility management contracts. Additionally, our success in obtaining new awards and contracts may depend, in part, upon our ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Our inability to secure financing and desirable locations for new facilities could adversely affect our results of operations and future growth.

We depend on a limited number of governmental customers for a significant portion of our revenues. The loss of, or a significant decrease in business from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, four customers accounted for over 50% of our consolidated revenues for the year ended January 1, 2012. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 39.9% of our total consolidated revenues for the year ended January 1, 2012, with the Bureau of Prisons accounting for 16.0% of our total consolidated revenues for such period, ICE accounting for 13.4% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 10.5% of our total consolidated revenues for such period. Government agencies from the State of Florida accounted for 10.6% of our total consolidated revenues for the year ended January 1, 2012. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

A decrease in occupancy levels could cause a decrease in revenues and profitability.

While a substantial portion of our cost structure is generally fixed, most of our revenues are generated under facility management contracts which provide for per diem payments based upon daily occupancy. Several of these contracts provide minimum revenue guarantees for us, regardless of occupancy levels, up to a specified maximum occupancy percentage. However, many of our contracts have no minimum revenue guarantees and simply provide for a fixed per diem payment for each inmate/detainee/patient actually housed. As a result, with respect to our contracts that have no minimum revenue guarantees and those that guarantee revenues only up to a certain specified occupancy percentage, we are highly dependent upon the governmental agencies with which we have contracts to provide inmates, detainees and patients for our managed facilities. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenues and profitability. Recently, the State of California implemented its Criminal Justice Realignment Plan. As a result of the implementation of the Criminal Justice Realignment Plan, the State of California discontinued contracts with Community Correctional Facilities which housed low level state offenders across the state. The implementation of the Criminal Justice Realignment Plan by California resulted in the cancellation of our agreements for the housing of low level state offenders at three of our California Community Corrections facilities as well as an agreement for the housing of out-of-state California inmates at our North Lake Correctional Facility in Michigan. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Medium Community Correctional Facility effective July 1, 2012. Also, in Michigan there have been recommendations for the early release of inmates to relieve overcrowding conditions. When combined with relatively fixed costs for operating each facility, regardless of the occupancy level, a material decrease in occupancy levels at one or more of our facilities could have a material adverse effect on our revenues and profitability, and consequently, on our financial condition and results of operations.

State budgetary constraints may have a material adverse impact on us.

While most states anticipate revenues to increase in fiscal year 2012 compared with fiscal year 2011, several states still face budget shortfalls. According to the National Conference of State Legislatures, 38 states faced budget gaps when they were enacting their fiscal 2012 budgets, and new budget gaps could develop before fiscal year 2012 ends. At January 1, 2012, we had twelve state correctional clients: Florida, Georgia, Alaska, Mississippi, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, we received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our California community corrections facilities as well as an agreement for the housing of out-of-state California inmates at our North Lake Correctional Facility in Michigan. If state budgetary constraints persist or intensify, our state customers may choose to implement plans similar to California’s Criminal Justice Realignment Plan, our twelve state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from outsourcing correctional, detention or mental health service opportunities that we otherwise could have pursued.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 7 3/4% Senior Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing significant budget deficits for fiscal year 2012. We cannot assure that these deficits will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

Our GEO Care business segment operates our mental health and residential treatment services, youth services and community-based services divisions. The GEO Care business primarily involves the delivery of quality care, innovative educational and rehabilitative programming, active patient treatment services, employment assistance and monitoring services at state-owned mental health care facilities, jails, sexually violent offender facilities, community-based service facilities and/ or long-term care facilities. GEO Care’s business has increased substantially over the last few years, both in general and as a percentage of our overall business. For the year ended January 1, 2012, GEO Care generated $426.8 million in revenues, representing 26.4% of our consolidated revenues from continuing operations. GEO Care’s business poses several material risks unique to its operation that do not exist in our core business of correctional and detention facilities management, including, but not limited to, the following:

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

Operating juvenile correctional facilities poses certain unique or increased risks and difficulties compared to operating other facilities.

As a result of the Cornell Acquisition in 2010, we re-entered the market of operating juvenile correctional facilities. We intentionally had exited the market of operating juvenile correctional facilities a number of years prior to the Cornell Acquisition. Operating juvenile correctional facilities may pose increased operational risks and difficulties that may result in increased litigation, higher personnel costs, higher levels of turnover of personnel and reduced profitability. Additionally, juvenile services contracts related to educational services may provide for annual collection several months after a school year is completed. We cannot assure that we will be successful in operating juvenile correctional facilities or that we will be able to minimize the risks and difficulties involved while yielding an attractive profit margin.

Adverse publicity may negatively impact our ability to retain existing contracts and obtain new contracts.

Any negative publicity about an escape, riot or other disturbance or perceived poor conditions at a privately managed facility, any failures experienced by our electronic monitoring services or the loss or unauthorized access to any of the data we maintain in the course of providing our services may result in publicity adverse to us and the private corrections industry in general. Any of these occurrences or continued trends may make it more difficult for us to renew existing contracts or to obtain new contracts or could result in the termination of an existing contract or the closure of one or more of our facilities, which could have a material adverse effect on our business. Such negative events may also result in a significant increase in our liability insurance costs.

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

For the year ended January 1, 2012, our international operations accounted for 13.4% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

We conduct certain of our operations through joint ventures, which may lead to disagreements with our joint venture partners and adversely affect our interest in the joint ventures.

We conduct our operations in South Africa through our consolidated joint venture, South African Custodial Management Pty. Limited, which we refer to as SACM, and through our 50% owned joint venture South African Custodial Services Pty. Limited, referred to as SACS. We conduct our prisoner escort and related custody services in the United Kingdom through our 50% unconsolidated joint venture in GEO Amey PECS Limited, which we refer to as GEOAmey. We may enter into additional joint ventures in the future. Although we have the majority vote in our consolidated joint venture, SACM, through our ownership of 62.5% of the voting shares, we share equal voting control on all significant matters to come before SACS. We also share equal voting control on all significant matters to come before GEOAmey. These joint venture partners, as well as any future partners, may have interests that are different from ours which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, John M. Hurley, our Senior Vice President, Operations and President, U.S. Corrections & Detention, Jorge A. Dominicis, Senior Vice President Residential Treatment Services and President, GEO Care, Inc. and also our other five executive officers at the Vice President level and above. The unexpected loss of Mr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

When we are engaged to perform construction and design services for a facility, we typically act as the primary contractor and subcontract with other companies who act as the general contractors. As primary contractor, we are subject to the various risks associated with construction (including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference) which could cause construction delays. In addition, we are subject to the risk that the general contractor will be unable to complete construction within the level of budgeted costs or be unable to fund any excess construction costs, even though we typically require general contractors to post construction bonds and insurance. Under such contracts, we are ultimately liable for all late delivery penalties and cost overruns.

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

Additionally, even if we are able to acquire suitable targets on agreeable terms, we may not be able to successfully integrate their operations with ours. Achieving the anticipated benefits of any acquisition will depend in significant part upon whether we integrate such acquired businesses in an efficient and effective manner. The actual integration of any acquisition may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. We may not be able to accomplish the integration process smoothly, successfully or on a timely basis. Any inability of management to successfully and timely integrate the operations of an acquired business could have a material adverse effect on our business and results of operations. We may also assume liabilities in connection with acquisitions that we would otherwise not be exposed to.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

At January 1, 2012, approximately 18% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 8% of our employees were set to expire in less than one year. While only approximately 18% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

Technological change could cause our electronic monitoring products and technology to become obsolete or require the redesign of our electronic monitoring products, which could have a material adverse effect on our business.

Technological changes within the electronic monitoring business in which we conduct business may require us to expend substantial resources in an effort to develop and/or utilize new electronic monitoring products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful electronic monitoring product development and timely product introductions. If we are unable to anticipate or timely respond to technological changes, our business could be adversely affected and could compromise our competitive position, particularly if our competitors announce or introduce new electronic monitoring products and services in advance of us. Additionally, new electronic monitoring products and technology face the uncertainty of customer acceptance and reaction from competitors.

Any negative changes in the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers could have a material adverse effect on our business, financial condition and results of operations.

Governmental customers use electronic monitoring products and services to monitor low risk offenders as a way to help reduce overcrowding in correctional facilities, as a monitoring and sanctioning tool, and to promote public safety by imposing restrictions on movement and serving as a deterrent for alcohol usage. If the level of acceptance of or resistance to the use of electronic monitoring products and services by governmental customers were to change over time in a negative manner so that governmental customers decide to decrease their usage levels and contracting for electronic monitoring products and services, this could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for its electronic monitoring products. If our suppliers cannot provide the components or services we require and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

If our suppliers fail to supply components in a timely manner that meets our quantity, quality, cost requirements, or technical specifications, we may not be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in the supply of components, or a significant increase in the price of components, could have a material adverse effect on our marketing and sales initiatives, which could adversely affect our financial condition and results of operations.

Providing electronic monitoring services is a new line of business for us and as a result we are subject to all of the risks and uncertainties of developing a new line of business.

Prior to our acquisition of BI, we had never provided electronic monitoring services and had no prior experience in the electronic monitoring services industry. As a result of our acquisition of BI, we entered into a new line of business. Our success providing electronic monitoring services will be subject to all of the uncertainties regarding the development of a new business. There can be no assurance regarding the continued acceptance of electronic monitoring services by our customers. Additionally, we may experience difficulties keeping ahead of or reacting to technological changes in the electronic monitoring services industry as well as reacting to other challenges of the electronic monitoring services industry due to our lack of experience in this industry.

The interruption, delay or failure of the provision of our services or information systems could adversely affect our business.

Certain segments of our business depend significantly on effective information systems. As with all companies that utilize information technology, we are vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. We routinely process, store and transmit large amounts of data for our clients. The interruption, delay or failure of our information systems or loss of client data could cost us both monetarily and in terms of client good will, lost business, disruption of business, adverse impacts to our results of operations and exposure to the risks of litigation. Such interruptions, delays or failures could damage our brand and reputation. Prior to our acquisition of BI, BI experienced such an issue in October 2010 with one of its offender monitoring servers that caused the server’s automatic notification system to be temporarily disabled resulting in delayed notifications to customers when a database exceeded its data storage capacity. The issue was resolved within approximately 12 hours. We continually work to update and maintain effective information systems however, there can be no assurance that we will not experience a future interruption, delay or failure of our services, information systems or loss of client data that would adversely impact our business.

An inability to acquire, protect or maintain our intellectual property and patents in the electronic monitoring space could harm our ability to compete or grow.

We have numerous United States and foreign patents issued as well as a number of United States patents pending in the electronic monitoring space. There can be no assurance that the protection afforded by these patents will provide us with a competitive advantage, prevent our competitors from duplicating our products, or that we will be able to assert our intellectual property rights in infringement actions.

In addition, any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. There can be no assurance that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to our products could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position and harm our business and operating results.

There can be no assurance that any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or its enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results.

Additionally, the expiration of any of our patents may reduce the barriers to entry into our electronic monitoring line of business and may result in loss of market share and a decrease in our competitive abilities, thus having a potential adverse effect on our financial condition, results of operations and cash flows.

Our electronic monitoring products could infringe on the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our products.

There can be no assurance that our current products or products under development will not infringe any patent or other intellectual property rights of third parties. If infringement claims are brought against us, whether successfully or not, these assertions could distract management from other tasks important to the success of our business, necessitate us expending potentially significant funds and resources to defend or settle such claims and harm our reputation. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation.

In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any products that incorporate the asserted intellectual property, which would adversely affect our revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; or

•

redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could be increased, which would harm our financial condition.

We license intellectual property rights in the electronic monitoring space, including patents, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute any applications for or maintain intellectual property to which we have licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer similar products for sale, which could adversely affect our competitive business position and harm our business prospects.

If we lose any of our right to use third-party intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

We may be subject to costly product liability claims from the use of our electronic monitoring products, which could damage our reputation, impair the marketability of our products and services and force us to pay costs and damages that may not be covered by adequate insurance.

Manufacturing, marketing, selling, testing and the operation of our electronic monitoring products and services entail a risk of product liability. We could be subject to product liability claims to the extent our electronic monitoring products fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment in the marketability of our electronic monitoring products and services. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would harm our business.

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

Although the Board has adopted a dividend policy pursuant to which we intend to pay quarterly dividends on our common stock beginning in the fourth quarter of 2012, we cannot assure the amount of dividends, if any, that may be paid in the future.

Our Board determined in February 2012 to adopt a dividend policy. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the fourth quarter of 2012 in the amount of $.10 per share for a total of $.40 per share in annual dividends, subject to capital availability and periodic determinations by our Board that cash dividends are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration of cash dividends, including our indentures and Senior Credit Facility. There can be no assurance that we will declare cash dividends beginning in the fourth quarter of 2012 or how long we will continue to declare dividends after the fourth quarter of 2012. The declaration of dividends in the future may be affected by, among other factors:

•	our views on potential future capital requirements;

•	use of cash to consummate various acquisition transactions;

•	stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.

If we determine in the future to reduce the amount of any quarterly dividend payments or suspend the payment of quarterly dividends, this could have a material adverse effect on our stock price.

Our stock repurchase program could increase the volatility of the price of our common stock.

As of January 1, 2012, $25.0 million remains available under the current stock repurchase program. Repurchases may be made in the open market, in privately negotiated transactions or by other means, from time to time, subject to market conditions, applicable legal requirements and other factors, including the limitations set forth in our indentures and Senior Credit Facility. There can be no assurance that we will buy additional shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate offices are located in Boca Raton, Florida, under a lease agreement which was amended in October 2011. The current lease expires March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011, we are also currently leasing office space in Boulder, Colorado. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and UK operations, respectively. We consider our office space adequate for our current operations.

See the Facilities listing under Item 1 for a list of the correctional, detention, mental health and re-entry properties we own or lease in connection with our operations. In addition to the properties listed under Item 1, we also lease 35 ISAP service centers, 8 electronic monitoring field offices and an electronic monitoring call center in Anderson, Indiana. We consider our correctional, detention, mental health and re-entry properties, our field offices and our electronic monitoring call center adequate for our current and planned levels of operations.

Item 3.	Legal Proceedings

On June 22, 2011, a jury verdict for $6.5 million was returned against GEO in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at our Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of our negligence. We disagree with the judgment and are pursuing an appeal. A supersedeas bond in the amount of $10.0 million was posted on August 29, 2011 by the insurance company of the State of Pennsylvania. We intend to vigorously defend our rights and believe our accrual relative to this judgment is adequate. Under our insurance plan, we are responsible for the first $3.0 million of liability. Aside from this amount, which we would pay directly from general corporate funds, we believe we have insurance coverage for this matter.

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.4 million based on exchange rates as of January 1, 2012, plus interest. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intend to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that we may incur as a result of this claim, including the expenses of defending the claim.

Our South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified us that it proposed to disallow these deductions. We appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions, which was subsequently appealed by SARS. The Court of Appeals ruled on November 30, 2011 that the disputed expenses are deductible.

We are a participant in the IRS Compliance Assurance Process (“CAP”) for the 2011 fiscal year. Under the IRS CAP transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing our 2009 and 2010 years as transition years.

During the first quarter of 2011, following our acquisition of BI, BI received notice from the IRS that it will audit its 2008 tax year. The audit was completed on October 7, 2011 with no change.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2011 and 2010. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 27, 2012 is 315.

	2011		2010
Quarter	High	Low	High	Low
First	$26.31	$22.66	$23.18	$17.91
Second	26.95	22.41	22.27	18.23
Third	24.28	18.20	23.73	20.04
Fourth	19.31	16.40	26.77	23.43

On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the fiscal year ended January 1, 2012, we purchased 3.9 million shares of our common stock at a cost of $75.0 million primarily purchased with proceeds from our Revolver.

The following table presents information related to repurchases of our common stock made during the quarter ended January 1, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2011 – November 2, 2011	—	—	—	$50,012,366
November 3, 2011 – December 2, 2011	1,305,600	$17.32	1,305,600	$27,396,595
December 3, 2011 – January 1, 2012	130,377	$18.25	130,377	$25,017,638

(1)	On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100 million of its common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.

(2)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited into treasury and retained for future uses.

We did not pay any cash dividends on our common stock for fiscal years 2011 and 2010. In February 2012, our Board determined to adopt a dividend policy. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the fourth quarter of 2012 in the amount of $.10 per share per quarter, or $.40 per share for the year. The amount and timing of future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. In addition to these factors, the indenture governing our 7 3/4% Senior Notes, the indenture governing our 6.625% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14-Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

Performance Graph

The following performance graph compares the performance of our common stock to the Russell 2000, the Wilshire 5000 Total Market Index and the S&P 500 Commercial Services and Supplies Index and is provided in accordance with Item 201(e) of Regulation S-K.

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000, and

S&P 500 Commercial Services and Supplies

and Wilshire 5000 Equity Indexes

(Performance through January 1, 2012)

Date	The GEO Group, Inc.	Russell 2000**	S&P 500 Commercial Services and Supplies	Wilshire 5000 Equity
December 31, 2006	$100.00	$100.00	$100.00	$100.00
December 31, 2007	$149.25	$97.25	$85.60	$105.73
December 31, 2008	$96.11	$63.41	$60.62	$66.25
December 31, 2009	$116.63	$79.40	$66.71	$85.74
December 31, 2010	$131.45	$99.49	$72.55	$101.06
December 31, 2011	$89.29	$94.07	$67.80	$101.66

Assumes $100 invested on December 31, 2006 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.
**	In the future, the peer group against which the performance of our common stock is compared will no longer include Wilshire 5000 Equity. We will replace this index with Russell 2000 as we have determined the performance of the small cap companies included in the Russell 2000 index are a better performance benchmark and provide a better comparison to our Company than the Wilshire 5000 Equity Index. The Russell 2000 Index measures the performance of small cap companies in the U.S. whereas the Wilshire 5000 Index measures the performance of most publicly traded companies (small cap, mid cap and large cap), except Bulletin Board/penny stock and stocks of extremely small companies.Our common stock is a member of the Russell 2000.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Fiscal Year Ended:(1)	2011	2010	2009	2008	2007
Results of Continuing Operations:
Revenues	$1,612,899	$1,269,968	$1,141,090	$1,043,006	$976,299
Operating income from continuing operations	192,169	140,473	135,445	114,396	90,727
Income from continuing operations	$77,463	$62,790	$66,469	$61,829	$38,486

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$1.24	$1.15	$1.30	$1.22	$0.80

Diluted:	$1.23	$1.13	$1.28	$1.19	$0.77

Weighted Average Shares Outstanding:
Basic	63,425	55,379	50,879	50,539	47,727
Diluted	63,740	55,989	51,922	51,830	49,192
Financial Condition:
Current assets	$459,329	$422,084	$279,634	$281,920	$264,518
Current liabilities	288,818	267,287	177,448	185,926	186,432
Total assets	3,049,616	2,412,373	1,447,818	1,288,621	1,192,634
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,338,384	807,837	457,538	382,126	309,273
Total Shareholders’ equity	$1,038,521	$1,039,490	$665,098	$579,597	$529,347
Operational Data:
Facilities in operation	115	118	57	59	57
Operational capacity of contracts	79,415	81,225	52,772	53,364	47,913
Compensated mandays(2)	21,780,654	18,822,731	17,305,608	15,919,511	15,000,576

(1)	Our fiscal year ends on the Sunday closest to the calendar year end. The fiscal year ended January 3, 2010 contained 53 weeks. The fiscal year ends for all other periods presented contained 52 weeks.
(2)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. We offer counseling, education and/ or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. As of January 1, 2012, our worldwide operations included the management and/or ownership of approximately 79,400 beds at 115 correctional, detention and residential treatment facilities, including idle facilities and projects under development, and also included the provision of monitoring approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, health and food services, primarily at adult male correctional and detention facilities. Our mental health and residential treatment services are operated by our GEO Care business segment and involve working with governments to deliver quality care, innovative programming and active patient treatment primarily in privately operated state mental health care facilities. Our community-based services, operated through our GEO Care business segment, involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community. Our youth services division, operated through the GEO Care business segment, include residential, detention and shelter care and community based services along with rehabilitative, educational and treatment programs. Our monitoring services, operated through the GEO Care business segment, provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically, and in the United Kingdom, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and all of England except London and East of England. For the fiscal year ended January 1, 2012, we had consolidated revenues of $1.6 billion and we maintained an average companywide facility occupancy rate of 94.6%, excluding facilities that are either idle or under development.

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

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. A limited number of our contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 1% of our consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, we are a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. We have not recorded any revenue that is at risk due to future performance contingencies.

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

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the fiscal year ended January 1, 2012 we implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The implementation of this standard in the fiscal year ended January 1, 2012 did not have a material impact on our financial position, results of operations and cash flows. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. As a result of the BI Acquisition, we also periodically sell our monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a stand alone basis.

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

We currently maintain a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. In addition, GEO Care’s residential treatment services division has a separate claims-made liability insurance program for their mental health facilities with a specific loss limit of $35.0 million per occurrence and in the aggregate. That same $35.0 million limit also applies to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure, mainly in California and the Pacific Northwest, may prevent us from insuring some of our facilities to full replacement value.

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $45.3 million and $40.2 million as of January 1, 2012 and January 2, 2011, respectively. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income. Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. Management has not made any significant changes to the way we account for our deferred tax assets and liabilities in any year presented in the consolidated financial statements. Based on our estimate of future earnings and our favorable earnings history, management currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate, discontinued operations, and consolidated income from continuing operations would have decreased/increased by $1.2 million, $1.0 million and $1.0 million, respectively, for the years ended January 1, 2012, January 2, 2011 and January 3, 2010.

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

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract. If impairment indicators are present, we perform a recoverability test to determine whether or not an impairment loss should be measured. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. For the purposes of the recoverability test, if a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group our assets by facility for the purposes of considering whether any impairment exists. When considering the future cash flows of a facility, we make assumptions based on historical experience with our customers, current data related to the pricing of our management contracts, residual value of our facilities, and/or terminal growth rates. While these estimates do not generally have a material impact on the impairment charges associated with managed-only facilities, the sensitivity increases significantly when considering the impairment on facilities that are either owned or leased by us due to the investment we make in buildings and improvements for owned and leased facilities. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Impact of Future Accounting Pronouncements

The following accounting standards have an implementation date subsequent to the fiscal year ended January 1, 2012 and as such, have not yet been adopted by us during the fiscal year ended January 1, 2012:

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in US GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for us during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operation and cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard will become effective for us in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operation and cash flows.

In December 2011, the FASB issued ASU 2011-12 in order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. No other requirements in ASU 2011-05 were affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for us in fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operation and cash flows.

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

The discussion of our results of operations below excludes the results of discontinued operations reported in 2009. Also, as a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Corrections & Detention. Disclosures for business segments reflect these reclassifications for all periods presented.

For the purposes of the discussion below, “2011” means the 52 weeks fiscal year ended January 1, 2012, “2010” means the 52 week fiscal year ended January 2, 2011, and “2009” means the 53 weeks fiscal year ended January 3, 2010. Our fiscal quarters in the fiscal years discussed below are referred to as “First Quarter,” “Second Quarter,” “Third Quarter” and “Fourth Quarter.”

2011 versus 2010

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$970,507	60.2%	$842,417	66.4%	$128,090	15.2%
GEO Care	426,759	26.4%	213,819	16.8%	212,940	99.6%
International Services	215,514	13.4%	190,477	15.0%	25,037	13.1%
Facility Construction & Design	119	0.0%	23,255	1.8%	(23,136)	(99.5)%

Total	$1,612,899	100.0%	$1,269,968	100.0%	$342,931	27.0%

U.S. Corrections & Detention

The increase in revenues for U.S. Corrections & Detention in 2011 compared to 2010 is due to several factors including primarily: (i) aggregate increases in revenues of $30.5 million from Blackwater River Correctional Facility (“Blackwater River”) located in Milton, Florida which we completed the construction and began intake of inmates in October 2010, Indiana Short Term Offender Program (“STOP”) in Plainfield, Indiana which began operations in March 2011, and Adelanto Processing Center East (“Adelanto East”) which began operations in August 2011; (ii) an increase of revenue of $43.1 million due to the October 2010 activation of D. Ray James Correctional Facility (“D. Ray James”) located in Folkston, Georgia; (iii) aggregate increases of $9.4 million at Maverick County Detention Facility (“Maverick”) located in Maverick, Texas, LaSalle Detention Facility (“LaSalle”) located in Jena, Louisiana and Val Verde Correctional Facility (“Val Verde”) located in Del Rio, Texas due to increases in population; (iv) aggregate increases of $6.9 million due to population increases and/ or changes in contractual rates at Western Region Detention Facility (“Western Region”) located in San Diego, California, Aurora ICE Processing Center (“Aurora”) located in Aurora, Colorado and South Texas Detention Complex (“STDC”) located in Pearsall, Texas; (v) an increase of $2.4 million in revenues due to the opening of North Lake Correctional Facility (“North Lake”) locate in Baldwin, Michigan which began operations in May 2011 and was terminated effective October 2011; and (vi) aggregate net increases due to a full year of operations at other facilities acquired from Cornell of $86.6 million. These increases were partially offset by aggregate decreases of $46.8 million due to our terminated contracts.

The number of compensated mandays in U.S. Corrections & Detention facilities increased by 2.2 million to 17.3 million mandays in 2011 from 15.1 million mandays in 2010. We experienced an increase of 1.5 million mandays due to the activations of Blackwater River, D. Ray James and STOP; a net increase of 1.6 million mandays due to the full year of operations at other facilities acquired from Cornell and net increases of 0.3 million mandays at the remaining facilities. These increases were offset by a decrease of 1.2 million mandays related to the terminated contracts previously discussed. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity, excluding idle facilities. The average occupancy in our U.S. Corrections & Detention facilities was 94.8% of capacity in 2011, excluding idle facilities. The average occupancy in our U.S. Corrections & Detention facilities was 93.8% in 2010 excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in 2011 compared to 2010 is attributable to several factors: (i) increases in revenue of $10.4 million due to the opening of the 100-bed Montgomery County Mental Health Treatment Facility (“Montgomery County”) located in Conroe, Texas in March 2011; (ii) aggregate net increases of $93.1 million due to the facilities acquired from Cornell in August 2010; and (iii) an increase in revenues due to our acquisition of BI for monitoring services, which contributed an increase of $86.9 million, and for services provided at our Day Reporting Centers, which contributed $26.3 million in additional revenues. These increases were partially offset by a decrease of $3.4 million due to the termination of our management contract at Brooklyn Community Re-entry Center in July 2011.

The number of compensated residential mandays for GEO Care increased by 0.7 million to 1.9 million residential mandays in 2011 from 1.2 million residential mandays in 2010 primarily due to the full year of operations at the facilities acquired from Cornell. The average occupancy at our GEO Care facilities was 86.7% of capacity in 2011, excluding idle facilities and excluding the non-residential services provided at our youth services facilities. The average occupancy at our GEO Care residential facilities was 89.0% in 2010, excluding idle facilities. The decline in average occupancy is a result of the community-based and youth services facilities we acquired from Cornell which are occupancy sensitive.

International Services

Revenues for our International Services segment increased significantly in 2011 compared to 2010 due to several factors. We experienced an increase in revenues of $19.3 million due to fluctuations in foreign exchange rates primarily between the Australian dollar and the US dollar. Our Australian subsidiary experienced aggregate increases of $5.7 million due to population increases, contractual increases related to the inflationary index and to additional services provided under its management contracts. Our subsidiary in South Africa experienced increases of $1.9 million primarily due to increases in the inflationary index. During 2011, our subsidiary in the United Kingdom experienced aggregate increases of $5.0 million due to: (i) the commencement of operations at the 217-bed Dungavel Immigration Removal Centre (“Dungavel”) located near Glasgow, Scotland, (ii) the full year of operations of the 360-bed expansion at Harmondsworth Immigration Removal Centre (“Harmondsworth”) located in London, England; and (iii) contractual increases and additional services provided at Harmondsworth. These increases were partially offset by an aggregate decrease of $6.7 million in revenues due to the termination of the management contracts for the operation of Campsfield House Immigration Removal Centre (“Campsfield House”) and Melbourne Custody Centre (“Melbourne”).

Facility Construction & Design

The decrease in revenues from the Facility Construction & Design segment of $23.1 million in 2011 is primarily due to the completion of Blackwater River which was completed in October 2010 and activated on October 5, 2010.

Operating Expenses

	2011	% of Segment Revenues	2010	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$696,262	71.7%	$598,275	71.0%	$97,987	16.4%
GEO Care	326,297	76.5%	179,473	83.9%	146,824	81.8%
International Services	198,939	92.3%	176,399	92.6%	22,540	12.8%
Facility Construction & Design	82	68.9%	20,873	89.8%	(20,791)	(99.6)%

Total	$1,221,580	75.7%	$975,020	76.8%	$246,560	25.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention is due to several factors including primarily: (i) aggregate increases of $53.0 million in operating expenses due to the activation of the management contracts at Blackwater River, D. Ray James, STOP and Adelanto East; (ii) operating expenses of $2.5 million related to start-up costs for the Riverbend Correctional Facility (“Riverbend”) located in Milledgeville, Georgia which was activated in December 2011; (iii) increases of $20.4 million as a result of certain of our facilities mentioned above experiencing increases related to population and additional services provided under contract modifications; (iv) operating expenses at North Lake of $8.3 million; and (v) remaining net increases in operating expenses of $39.1 million due to the full year of operations at various facilities we acquired from Cornell offset by decreases in nonrecurring start-up costs and acquisition related costs incurred in 2010. These increases were partially offset by aggregate decreases in expenses of approximately $25.5 million as a result of terminated contracts.

GEO Care

Operating expenses increased by $146.8 million in 2011 compared to 2010 due to several factors including the operation of Montgomery County and the acquisition of BI which contributed an aggregate increase of $82.5 million, and the full year of operations at the facilities we acquired from Cornell in August of 2010 which contributed approximately $64.3 million of the increase. During 2011, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from the acquisitions of Cornell in August 2010 and BI in February 2011.

International Services

Expenses increased at our international subsidiaries consistent with the revenue increases and are consistent as a percentage of segment revenues. Operating expenses increased by $17.7 million due to fluctuations in foreign currency exchange rates. Our Australian subsidiary experienced aggregate increases in operating expenses of $3.6 million as a result of population increases and additional services provided under certain contracts. Our subsidiary in the United Kingdom experienced a combined increase of $5.4 million in operating expenses as a result of increased populations related to the 360-bed Harmondsworth expansion and the commencement of operations at Dungavel in September 2011. Our South Africa subsidiary also experienced an increase in operating expenses of $1.1 million related to increases in the inflationary index. These increases were partially offset by a decrease in operating expenses of $5.7 million associated with the terminated contracts at Campsfield House and Melbourne.

Facility Construction & Design

The decrease in operating expenses for Facility Construction & Design of $20.8 million is primarily attributable to the completion of construction at Blackwater River Correctional Facility in October 2010.

Depreciation and Amortization

	2011	% of Segment Revenue	2010	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$55,676	5.7%	$39,744	4.7%	$15,932	40.1%
GEO Care	27,530	6.5%	6,600	3.1%	20,930	317.1%
International Services	2,135	1.0%	1,767	0.9%	368	20.8%
Facility Construction & Design	—	—	—	—	—	—

Total	$85,341	5.3%	$48,111	3.8%	$37,230	77.4%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $15.9 million in 2011 compared to 2010. As a result of our acquisition of Cornell in August 2010, we experienced increases in depreciation and amortization expense of $9.6 million and $2.6 million, respectively. In addition, we completed construction projects at Broward, North Lake, Aurora, Adelanto East, and Central Texas Detention Facility (“Central Texas”) located in San Antonio, Texas, which increased depreciation by $3.1 million. The remaining increase is primarily driven by the activation of Riverbend in December 2011 which resulted in additional depreciation expense of $0.4 million.

GEO Care

The increase in depreciation and amortization expense for GEO Care of $20.9 million in fiscal year 2011 compared to fiscal year 2010 is primarily due to our acquisitions of BI and Cornell which contributed increases to depreciation and amortization expense of $15.8 million and $4.7 million, respectively.

International Services

Overall, depreciation and amortization expense increased slightly in fiscal year 2011 over fiscal year 2010 due to additional capital expenditures in Australia, the Harmondsworth expansion, and also from changes in the foreign currency exchange rates.

Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$113,809	7.1%	$106,364	8.4%	$7,445	7.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. These expenses increased significantly in 2010 due to nonrecurring acquisition related costs of approximately $25 million related to the acquisitions of Cornell and BI. In 2011, we incurred $6.3 million in nonrecurring charges related to these acquisitions. Excluding the impact of the nonrecurring charges, general and administrative expenses as a percentage of revenue in 2011 would have been 6.7% of revenues. In 2010, excluding the impact of the $25 million in nonrecurring acquisition related costs, general and administrative expenses as a percentage of revenue in 2010 would have been 6.4%. Acquisition related costs consisted primarily of advisory, legal, and bank fees.

Non Operating Income and Expense

Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,038	0.4%	$6,271	0.5%	$767	12.2%
Interest Expense	$75,382	4.7%	$40,707	3.2%	$34,675	85.2%

The majority of our interest income generated in 2011 and 2010 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to currency exchange rates and to higher average cash balances.

The increase in interest expense of $34.7 million is primarily attributable to more indebtedness outstanding in 2011 compared to 2010. We experienced increases in interest expense as a result of: (i) higher outstanding average borrowings under our Senior Credit Facility which resulted in increases to interest expense of $11.5 million; (ii) an increase of $18.3 million related to our 6.625% Senior Notes, which were issued in February 2011; (iii) less capitalized interest which increased interest expense in 2011 by $1.1 million; and (iv) an increase of $4.1 million, net of amortization of premium, in interest expense related to the non-recourse debt of MCF. Capitalized interest was $3.1 million and $4.1 million in 2011 and 2010, respectively. Total consolidated indebtedness at January 1, 2012 and January 2, 2011, excluding non-recourse debt and capital lease liabilities, was $1,338.4 million and $807.8 million, respectively.

We have interest rate swap agreements with respect to a notional amount of $100.0 million of the 7 3/4% Senior Notes which resulted in a savings in interest expense of $3.1 million and $3.1 million for the fiscal years ended January 1, 2012 and January 2, 2011, respectively.

Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate
	(Dollars in thousands)
Income Tax Provision	$47,925	38.7%	$39,532	40.3%

The effective tax rate during 2011 was 38.7%, compared to 40.3% in 2010. The effective tax rate in 2011 reflects foreign nonrecurring start-up expenses related to GEOAmey. In the absence of such nonrecurring expenses, the effective tax rate for 2011 would have been 38.2%. The effective tax rate in 2010 included nondeductible transaction costs related to the BI acquisition and a benefit due to a $2.3 million decrease in the reserve for unrecognized tax benefits.

Equity in Earnings of Affiliate

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliate	$1,563	0.1%	$4,218	0.3%	$(2,655)	(62.9)%

Equity in earnings of affiliates, presented net of income taxes, represent the earnings of SACS and GEOAmey. The overall decrease in equity in earnings of affiliate was due to a decrease in the net earnings of SACS in 2011 compared to 2010 due to additional taxes on dividend distributions and a loss at GEOAmey, our newly created joint venture in the United Kingdom. The dividend distributions from SACS were $9.9 million in 2011 compared to $3.9 million in 2010.

2010 versus 2009

Revenues

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$842,417	66.4%	$772,497	67.7%	$69,920	9.1%
GEO Care	213,819	16.8%	133,387	11.7%	80,432	60.3%
International Services	190,477	15.0%	137,171	12.0%	53,306	38.9%
Facility Construction & Design	23,255	1.8%	98,035	8.6%	(74,780)	(76.3)%

Total	$1,269,968	100.0%	$1,141,090	100.0%	$128,878	11.3%

U.S. Corrections & Detention

The increase in revenues for U.S. Corrections & Detention in 2010 compared to 2009 is primarily due to the acquisition of Cornell in August 2010 which contributed additional revenues of $85.5 million. Increases at other facilities in 2010 included: (i) $7.2 million from Blackwater River Correctional Facility located in Milton, Florida which we completed the construction and began intake of inmates in October 2010; and (ii) an aggregate increase of $13.3 million due to pre diem rate increases and increases in population. These increases were offset by: (i) an aggregate decrease of $9.1 million due to modest per diem reductions and lower populations at certain facilities; (ii) an aggregate decrease of $29.7 million due to our terminated contracts at the McFarland Community Correctional Facility (“McFarland”) in McFarland, California, Moore Haven Correctional Facility (“Moore Haven”) in Moore Haven, Florida, the Jefferson County Downtown Jail (“Jefferson County”) in Beaumont, Texas, Newton County Correctional Center (“Newton County”) in Newton, Texas, Graceville Correctional Facility (“Graceville”) in Graceville, Florida, South Texas Intermediate Sanction Facility (“South Texas ISF”) in Houston, Texas and Bridgeport Correctional Center (“Bridgeport”) in Bridgeport, Texas.

The number of compensated mandays in U.S. Corrections & Detention facilities increased by 0.7 million to 15.1 million mandays in 2010 from 14.4 million mandays in 2009 due to the acquisition of Cornell which resulted in an additional 1.4 million mandays. This increase in mandays was offset by a net decrease of 0.8 million mandays related to the terminated contracts previously discussed. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Corrections & Detention facilities was 93.8% of capacity in 2010, excluding idle facilities. The average occupancy in our U.S. Corrections & Detention facilities was 93.6% in 2009 excluding idle facilities and taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center to GEO Care during 2010.

GEO Care

The increase in revenues for GEO Care in 2010 compared to 2009 is primarily attributable to the acquisition of Cornell in August 2010, which contributed $65.7 million in additional revenues. Additionally, revenues from our operation of the Columbia Regional Care Center in Columbia, South Carolina, as a result of our acquisition of Just Care, Inc., which we refer to as Just Care, in September 2009, contributed an increase of $17.8 million compared to 2009. These increases were offset by aggregate decreases of $2.7 million at other GEO Care Residential Treatment Services facilities. These decreases were primarily the result of lower per diem rates and lower average daily populations. In Fourth Quarter 2010, we reclassified the Bronx Community Re-entry Center and Brooklyn Community Re-entry Center from U.S. Corrections & Detention to GEO Care. The segment data has been revised for all periods presented to reflect the approach used by management to evaluate the performance of the business.

The number of compensated mandays for GEO Care increased by 0.5 million to 1.2 million mandays in 2010 from 0.7 million mandays in 2009 primarily due to the acquisition of Cornell. The average occupancy at our GEO Care facilities was 89.0% of capacity in 2010, excluding idle facilities, excluding the non-residential services provided at our youth services facilities and taking into account the reclassification of our Bronx Community Re-entry Center and our Brooklyn Community Re-entry Center. The average occupancy at our GEO Care facilities was 95.7% in 2009. The decline in average occupancy is a result of the Cornell acquisition. We added 21 community-based facilities and 17 youth services facilities which are occupancy sensitive. In 2009, the residential treatment facilities were primarily fixed fee arrangements.

International Services

Revenues for our International Services segment during 2010 increased significantly due to several factors. Our new management contract for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) which started in the fourth fiscal quarter of 2009 contributed an increase in revenues for fiscal year 2010 of $21.9 million. Our contract for the management of Harmondsworth experienced an increase in revenues of $11.4 million due to the activation of the 360-bed expansion in July 2010. In addition, we experienced increases at other international facilities due to contractual increases linked to the inflationary index at some facilities and additional services provided at other facilities. In the aggregate, these increases contributed revenues of $2.6 million in fiscal year 2010. We also experienced an increase in revenues of $21.3 million during fiscal year 2010 due to the fluctuation of foreign currencies. These increases were partially offset by a decrease in revenues of $3.7 million related to our terminated contract for the operation of the Melbourne Custody Centre in Melbourne, Australia.

Facility Construction & Design

The decrease in revenues from the Facility Construction & Design segment in 2010 is primarily due to a decrease in construction activities at Blackwater River Correctional Facility in Milton, Florida which resulted in a decrease in revenues of $68.3 million. The Blackwater River Correctional Facility construction was completed in October 2010 and we began intake of inmates on October 5, 2010. In addition, there was a $4.7 million decrease at the Florida Civil Commitment Center (“FCCC”) due to the completion of construction in Second Quarter 2009.

Operating Expenses

	2010	% of Segment Revenues	2009	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$598,275	71.0%	$558,313	72.3%	$39,962	7.2%
GEO Care	179,473	83.9%	113,426	85.0%	66,047	58.2%
International Services	176,399	92.6%	127,706	93.1%	48,693	38.1%
Facility Construction & Design	20,873	89.8%	97,654	99.6%	(76,781)	(78.6)%

Total	$975,020	76.8%	$897,099	78.6%	$77,921	8.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the impact of our acquisition of Cornell which resulted in an increase in operating expenses of $63.1 million. We also experienced increases to operating expenses due to the activation of new management contracts at D. Ray James Correctional Facility and

Blackwater River Correctional Facility. Certain of our other facilities also experienced increases in expenses associated with increases in populations and contract modifications resulting in additional services. These increases were offset by decreases in expenses of approximately $30 million as a result of terminated contracts at McFarland, Moore Haven, Jefferson County, Graceville, Newton County, South Texas ISF, Bridgeport and Fort Worth.

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

International Services

Expenses increased at all of our international subsidiaries consistent with the revenue increases and are slightly less as a percentage of segment revenues due to a decrease in start up costs in 2010 compared to 2009. The operating expenses associated with the new contracts in the United Kingdom and Australia for the operation of Harmondsworth and Parklea accounted for a combined increase over fiscal year 2009 of $26.6 million since these facilities were in operation for the entire year in 2010. Changes in foreign currency translation rates contributed an increase in operating expenses of approximately $20.0 million.

Facility Construction & Design

The decrease in operating expenses for Facility Construction & Design is primarily attributable to the completion of construction at Blackwater River Correctional Facility in October 2010 which resulted in a decrease of $70.3 million, and the completion of our expansion of FCCC in Second Quarter 2009 which decreased operating expenses by $5.1 million.

Depreciation and Amortization

	2010	% of Segment Revenue	2009	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$39,744	4.7%	$35,855	4.6%	$3,889	10.8%
GEO Care	6,600	3.1%	2,003	1.5%	4,597	229.5%
International Services	1,767	0.9%	1,448	1.1%	319	22.0%
Facility Construction & Design	—	—	—	—	—	—

Total	$48,111	3.8%	$39,306	3.4%	$8,805	22.4%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $6.4 million as a result of the tangible and intangible assets purchased in connection with our acquisition of Cornell. In addition, the completion of the Aurora ICE Processing Center and the Northwest Detention Center construction projects in Second Quarter 2010 increased depreciation expense by $0.9 million and $0.8 million, respectively. These increases were partially offset by lower depreciation on existing facilities related to the depreciation study on our owned correctional facilities conducted in the first fiscal quarter of 2010. Based on the results of the depreciation study, we revised the estimated useful lives of certain of our buildings from our historical estimate of 40 years to a revised estimate of 50 years, effective January 4, 2010. For fiscal year 2010, the change resulted in a reduction in depreciation expense of approximately $3.7 million.

GEO Care

The increase in depreciation and amortization expense for GEO Care in fiscal year 2010 compared to fiscal year 2009 is primarily due to our acquisitions of Just Care and Cornell which contributed increases to depreciation and amortization expense of $0.7 million and $3.1 million, respectively.

International Services

Overall, depreciation and amortization expense increased slightly in fiscal year 2010 over fiscal year 2009 primarily due to our new management contracts for the operation of Parklea and the Harmondsworth expansion, as discussed above, and also from changes in the foreign exchange rates.

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

The majority of our interest income generated in 2010 and 2009 is from the cash balances at our Australian subsidiary. The increase in the 2010 period over the same in 2009 is mainly attributable to currency exchange rates and to higher average cash balances.

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

The effective tax rate during 2010 was 40.3%, compared to 40.1% in 2009. The 2010 effective tax rate increased due to the impact of nondeductible transaction costs, which was partially offset by a decrease of $2.3 million in the reserve for unrecognized tax benefits. In the absence of the transaction costs and the change in the reserve, the effective tax rate would be 39.4%. The effective tax rate in 2009 included an increase in the reserve for unrecognized tax benefits.

Equity in Earnings of Affiliate

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliate	$4,218	0.3%	$3,517	0.3%	$701	19.9%

Equity in earnings of affiliates represent the earnings of SACS in 2010 and 2009 and reflects an overall increase in earnings in 2010 primarily related to foreign currency exchange rates and to a lesser extent, contractual increases.

Financial Condition

BI Acquisition

On February 10, 2011, we completed our previously announced acquisition of BI, a Colorado corporation, pursuant to the Merger Agreement, entered into among GEO, BII Holding, a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the Merger, GEO paid merger consideration of $409.6 million in cash excluding cash acquired, transaction related expenses and any potential adjustments. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. We expect to fully settle the indemnification claims in March 2012. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest was outstanding under BI’s senior term loan and $107.5 million, including accrued interest was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration.

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our newly formed joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12.0 million, or $18.7 million as of January 1, 2012, for GEOAmey’s operations. As of January 1, 2012, $12.9 million was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $245.8 million, of which $156.1 million was spent through the fiscal year ended January 1, 2012. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $89.7 million, which will be spent in fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2012 and/or 2013 could materially increase.

Liquidity and Capital Resources

On August 4, 2010, we entered into a new Credit Agreement, which we refer to as our “Senior Credit Facility” by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On August 4, 2010, we used proceeds from borrowings under the Senior Credit Facility primarily to repay existing borrowings and accrued interest under the Third Amended and Restated Credit Agreement, which we refer to as our “Prior Senior Credit Agreement”, of $267.7 million and to pay $6.7 million for financing fees related to the Senior Credit Facility. On August 4, 2010, our Prior Senior Credit Agreement was terminated. We accounted for the termination of our Prior Senior Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and the termination of the Prior Senior Credit Agreement, we wrote-off $7.9 million of associated deferred financing fees in Third Quarter 2010. On August 12, 2010, in connection with the Cornell Acquisition, we used aggregate proceeds of $290.0 million from the Term Loan A and the Revolver primarily to repay Cornell’s obligations plus accrued interest under its revolving line of credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% senior notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the merger consideration of $84.9 million.

On February 8, 2011, we entered into Amendment No. 1 to the Senior Credit Facility, which we refer to as Amendment No. 1. Amendment No. 1, among other things, amended certain definitions and covenants relating to the total leverage ratio and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased our borrowing capacity under the Revolver by $100.0 million and increased the term loans under the Senior Credit Facility by $150.0 million, specifically under a new $150.0 million incremental Term Loan A-2. On February 10, 2011, we used the funds from the new $150.0 million incremental Term Loan A-2 along with the net cash proceeds from the offering of the 6.625% Senior Notes to finance the acquisition of BI.

On May 2, 2011, we executed Amendment No. 2 to the Senior Credit Facility, which we refer to as Amendment No. 2. As a result of this amendment, relative to our Term Loan B, the Applicable Rate was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of January 1, 2012, the Senior Credit Facility was comprised of: (i) a $150.0 million Term Loan A bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (iv) the Revolver of $500.0 million bearing interest at LIBOR plus 3.00% and maturing August 4, 2015.

On July 14, 2011, we announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion. During the fiscal year ended January 1, 2012, we purchased 3.9 million shares of our common stock at a cost of $75.0 million primarily with proceeds from our Revolver.

Our Board determined in February 2012 to adopt a dividend policy. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the fourth quarter of 2012 in the amount of $.10 per share for a total of $.40 per share in annual dividends, subject to capital availability and periodic determinations by our Board that cash dividends are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration of cash dividends, including our indentures and Senior Credit Facility. Based on 61.2 million shares outstanding as of January 1, 2012, a quarterly cash dividend of $.10 per share would have resulted in a quarterly cash dividend of $6.1 million in the aggregate. Based on our current capitalization, we do not believe that making dividend payments will materially adversely impact our liquidity. We believe we have the ability to declare quarterly cash dividends, as well as continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

As of January 1, 2012, we had $140.6 million outstanding under the Term Loan A, $144.4 million outstanding under the Term Loan A-2, $196.0 million outstanding under the Term Loan B, net of $1.5 million discount, and our $500.0 million Revolving Credit Facility had $302.0 million outstanding in loans, $58.6 million outstanding in letters of credit and $139.4 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions. Our significant debt obligations could have material consequences. See “Risk Factors — Risks Related to Our High Level of Indebtedness”.

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings from the $500.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2012 and 2013 disclosed under “Capital Requirements” above. We are also in the process of bidding on, or evaluating potential bids for, the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2012 and/or 2013 could materially increase. In that event, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2013 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all.

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

Executive Retirement Agreements

As of January 1, 2012, we had a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2012, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of January 1, 2012, the Company would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Senior Credit Facility

On August 4, 2010, we terminated our Prior Senior Credit Agreement and executed our Senior Credit Facility by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011 and on May 2, 2011, we entered into Amendment No. 1 and Amendment No. 2, respectively, to the Senior Credit Facility. Indebtedness under the Revolver, the Term Loan A and the Term Loan A-2 bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

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

We must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio — Maximum Ratio
Through and including the last day of fiscal year 2011	5.25 to 1.00
First day of fiscal year 2012 through and including the last day of fiscal year 2012	5.00 to 1.00
First day of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

The Senior Credit Facility also does not permit us to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio — Maximum Ratio
Through and including the last day of the Second Quarter of fiscal year 2012	3.25 to 1.00
First day of the Third quarter of fiscal year 2012 through and including the last day of Second quarter of fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00

Additionally, there is an Interest Coverage Ratio under which the lender will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of our, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of our outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of January 1, 2012.

6.625% Senior Notes

On February 10, 2011, we completed a private offering of $300.0 million in aggregate principal amount of 6.625% senior unsecured notes due 2021. These senior unsecured notes pay interest semi-annually in cash in arrears on February 15 and August 15, beginning on August 15, 2011. We realized net proceeds of $293.3 million at the close of the transaction and used the net proceeds of the offering, together with borrowings of $150.0 million under the Senior Credit Facility, to finance the BI Acquisition. The remaining net proceeds from the offering were used for general corporate purposes. On August 22, 2011, we completed our exchange offer for the full $300,000,000 aggregate principal amount of our 6.625% Senior Notes due 2021, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 6.625% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of January 1, 2012.

7 3/4% Senior Notes

On October 20, 2009, we completed a private offering of $250.0 million in aggregate principal amount of our 7 3/4% senior notes due 2017, which we refer to as the 7 3/4% Senior Notes. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. We realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. We used the net proceeds of the offering to fund the repurchase of all of our 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under the Prior Senior Credit Agreement. On October 21, 2010, we completed our exchange offer for the full $250,000,000 aggregate principal amount of our 7 3/4% Senior Notes due 2017, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. We did not receive any proceeds from the exchange offer.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 1, 2012.

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

On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of our periodic debt service requirement in relation to STLDC operating agreement and bond indenture. As of January 1, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also as of January 1, 2012, included in current restricted cash and non-current restricted cash is $6.2 million and $19.2 million, respectively, as funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of a detention center in Tacoma, Washington, known as the Northwest Detention Center, which was completed and opened for operation in April 2004. We began to operate this facility following our acquisition of CSC in November 2005 (this facility was expanded in 2009 to 1,575 beds from the original 1,030 beds). In connection with the original financing, CSC formed a special purpose entity, CSC of Tacoma, LLC, of which CSC is the only member, the sole purpose of which is to own, operate, mortgage, lease, finance, refinance and otherwise deal with this facility. CSC of Tacoma, LLC owns the facility, as well as all of its other assets; we provide detention, transportation and related services for the United States Government from this facility pursuant to a Use Agreement between us and CSC of Tacoma, LLC. The assets of CSC of Tacoma, LLC are owned by CSC of Tacoma, LLC. They are included in our consolidated financial statements in accordance with generally accepted accounting principles. The assets and liabilities of CSC of Tacoma, LLC are recognized on the CSC of Tacoma, LLC balance sheet.

In connection with the original financing, CSC of Tacoma, LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are nonrecourse to us and the loan from WEDFA to CSC is also non-recourse to us. These bonds mature in February 2014 and have fixed coupon rates between 4.00% and 4.10%. On October 3, 2011, CSC of Tacoma, LLC made a payment from its restricted cash account of $6.1 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of January 1, 2012, the remaining balance of the debt service requirement relative to the original financing is $19.7 million, of which $6.3 million is classified as current in the accompanying balance sheet.

On December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011, which we refer to as the 2011 Revenue Bonds. The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by us for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by us.

As of January 1, 2012, included in current restricted cash and non-current restricted cash is $7.1 million and $2.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of January 1, 2012.

Municipal Correctional Finance, L.P.

Municipal Correctional Finance, L.P., which we refer to as MCF, our consolidated variable interest entity, is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by us or our subsidiaries. As of January 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding premium of $8.3 million and net of the current portion of $15.8 million. As of January 2, 2011, the aggregate principal amount of these bonds was $93.7 million, excluding premium of $11.4 million and net of the current portion of $14.6 million.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of January 1, 2012, the debt service reserve fund had a balance of $23.9 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium. MCF maintains separate financial statements and all of the assets to which MCF has title are included therein. It should be noted that even though we consolidate MCF for accounting purposes, this Variable Interest Entity, referred to as VIE, is a separate entity owned by unrelated third parties. MCF’s assets and credit are not available to satisfy our debts or other obligations.

As of January 1, 2012, included in current restricted cash and investments and non-current restricted cash and investments is $29.2 million and $19.7 million, respectively, of funds held in trust with respect to MCF for debt service and distributions.

Australia

In connection with the financing and management of one Australian facility, our wholly owned Australian subsidiary financed the facility’s development and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $40.3 million (AUD 39.5 million) and $46.3 million (AUD 45.2 million) at January 1, 2012 and January 2, 2011, respectively. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2012, was $5.1 million. The restricted cash balance is included in the non-current portion of restricted cash and the annual maturities of the long-term portion of the future debt obligation are included in Non-Recourse Debt. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. We guaranteed certain obligations of SACS under its debt agreements to its lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, we were notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.3 million. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, we had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of our outstanding letters of credit under our Revolver as of January 1, 2012.

We have agreed to provide a loan, if necessary, of up to 20.0 million South African Rand, or $2.5 million, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the

Shareholder’s Loan expire upon the earlier of full funding or release from SACS of its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is CAD 2.5 million, or $2.4 million as of January 1, 2012, commencing in 2017. We have a liability of $2.0 million and $1.8 million related to this exposure as of January 1, 2012 and January 2, 2011, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset and a liability equal to the current fair market value of those securities on our balance sheet. We do not currently operate or manage this facility.

At January 1, 2012, we also had eight letters of guarantee outstanding totaling $9.9 million under separate international facilities relating to performance guarantees of our Australian subsidiary.

In connection with the creation of GEOAmey, we, and our joint venture partner, guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. GEO and the 50% joint venture partner have each extended a £12 million line of credit of which £8.3 million, or $12.9 million based on exchange rates as of January 1, 2012, was outstanding as of the balance sheet date. Our maximum exposure relative to the joint venture is our note receivable of $13.1 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part I — Item 3. Legal Proceedings.

Derivatives

As of January 1, 2012, we have four interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $100.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (loss), entirely offset by a corresponding increase (decrease) in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $4.1 million, $5.2 million and $(1.9) million in the fiscal periods ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. As of January 1, 2012 and January 2, 2011, the fair value of the swap assets was $7.4 million and

$3.3 million, respectively. There was no material ineffectiveness of these interest rate swaps during any of the fiscal years ended January 1, 2012, January 2, 2011 or January 3, 2010.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the nonrecourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain (loss), net of tax, recognized in the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(1.2) million, $(0.1) million, and $1.2 million, respectively. The total value of the swap asset as of January 1, 2012 and January 2, 2011 was $0.0 million and $1.8 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no ineffectiveness of this interest rate swap for the fiscal years presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of January 1, 2012, which requires us to make payments over the periods presented.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$550,870	$441	$398	$20	$550,011
Term Loans	482,500	18,875	107,125	356,500	—
Revolver	302,000	—	—	302,000	—
Capital Lease Obligations (includes imputed interest)	21,099	2,185	4,140	3,867	10,907
Operating Lease Obligations	175,940	35,826	58,973	32,434	48,707
Non-Recourse Debt	235,430	33,266	78,559	83,195	40,410
Estimated interest payments on debt(a)	511,661	84,341	150,252	126,412	150,656
Estimated funding of pension and other post retirement benefits	16,879	6,249	542	728	9,360
Estimated construction commitments	89,700	81,900	7,800	—	—
Estimated tax payments for uncertain tax positions(b)	5,117	—	5,117	—	—

Total	$2,391,196	$263,083	$412,906	$905,156	$810,051

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility and swap agreements were calculated using an average LIBOR rate of 1.80% based on projected interest rates through fiscal 2019.
(b)	State income tax payments are reflected net of the federal income tax benefit.

Except as discussed above, we do not have any off balance sheet arrangements which would subject us to additional liabilities.

Cash Flow

Cash and cash equivalents as of January 1, 2012 was $44.8 million, compared to $39.7 million as of January 2, 2011 and was impacted by the following:

Cash provided by operating activities of continuing operations in 2011, 2010 and 2009 was $188.9 million, $126.2 million, and $125.3 million, respectively. Cash provided by operating activities of continuing operations in 2011 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense as well as from cash dividends received from our joint venture in South Africa of $9.9 million. These positive impacts were offset by a decrease in cash due to timing of cash collections and payments. Cash provided by operating activities of continuing operations in 2010 was impacted by the effect of certain significant non-cash items such as: positive impacts of depreciation and amortization expense of $48.1 million and the write-off of deferred financing fees of $7.9 million associated with the termination of our Third Amended and Restated Credit Agreement in Third Quarter 2010. The increase in depreciation and amortization expense is primarily the result of the additional amortization of intangible assets and the depreciation of fixed assets acquired in connection with our acquisition of Cornell. These positive impacts were partially offset by the timing of cash collections and payments. In 2009, cash provided by operating activities of continuing operations was positively impacted by an increase in net income attributable to GEO of $7.1 million over the prior year as well as the impact of certain non-cash items including depreciation and amortization expense of $39.3 million and the write-off of deferred financing fees of $6.8 million.

Cash used in investing activities in 2011 of $635.5 million primarily related to our cash consideration of the purchase of BI for $409.6 million and $224.7 million for capital expenditures. Cash used in investing activities in 2010 of $368.3 million was primarily the result of our acquisition of Cornell in August 2010 for $260.3 million and capital expenditures of $97.1 million compared to cash used in investing activities during 2009 of $185.3 million which primarily consisted of our acquisition of Just Care for $38.4 million and capital expenditures of $149.8 million.

Cash provided by financing activities in 2011 of $454.0 million reflects proceeds from our Senior Credit Facility and 6.625% Senior Notes of $782.2 million and proceeds of $53.2 million from our 2011 Revenue Bonds, net of discount, offset by payments on indebtedness of $289.8 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $15.5 million in connection with the issuance of 2011 Revenue Bonds and the financing of the BI Acquisition. Additionally, we paid $75.0 million in 2011 for purchases of our common stock.

Cash provided by financing activities in 2010 was $243.7 million and reflects cash proceeds from our Senior Credit Facility consisting of $150.0 million in borrowings under the Term Loan A, $200.0 million of borrowings under the Term Loan B with a total discount of $2.0 million, and of $378.0 million of borrowings under our Revolver. These proceeds were offset by payments of $155.0 million for the repayment of our Prior Term Loan B, payments of $224.0 million on our Revolver, and payments of $18.5 million on non-recourse debt, term loans and other debt. In addition, we paid $80.0 million for repurchases of common stock under our stock repurchase program and $7.1 million for shares of common stock which were purchased from certain directors and executives and retired immediately after purchase.

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

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2011, 2010 and 2009. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

With state and federal prison populations growing by approximately 15% since 2000, the private corrections industry has played an increasingly important role in addressing U.S. detention and correctional needs. The number of State and Federal prisoners housed in private facilities has increased by 47% since the year 2000 with the Federal government and states such as Arizona, Texas and Florida accounting for a significant portion of the increase. At year-end 2010, 8.0% of the estimated 1.6 million State and Federal prisoners incarcerated in the United States were held in private facilities, up from 6.3% in 2000. In addition to our strong positions in Federal and State markets in the U.S., we believe we are the only publicly traded U.S. correctional company with international operations. With the existing operations in South Africa, Australia, and the United Kingdom, we believe that our international presence positions us to capitalize on growth opportunities within the private corrections and detention industry in new and established international markets.

We intend to pursue a diversified growth strategy by winning new customers and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in GEO Care’s operations. We believe that our long operating history and reputation have earned us credibility with both existing and prospective clients when bidding on new facility management contracts or when renewing existing contracts. Our success in the RFP process has resulted in a pipeline of new projects with significant revenue potential. In 2011, we activated five new or expansion projects representing an aggregate of 3,533 additional beds. This compares to the three new or expansion projects activated in 2010 representing 4,868 new beds. As of January 1, 2012, we have two facilities under various stages of development or pending commencement of operations which represent 1,162 beds. In addition to pursuing organic growth through the RFP process, we will from time to time selectively consider the financing and construction of new facilities or expansions to existing facilities on a speculative basis without having a signed contract with a known customer. We also plan to leverage our experience to expand the range of government- outsourced services that we provide. We will continue to pursue selected acquisition opportunities in our core services and other government services areas that meet our criteria for growth and profitability.

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

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. We expect to compete on procurements at the state level which represent approximately 18,000 to 20,000 correctional beds. In New Hampshire, the state has issued RFPs for a new correctional facility totaling approximately 1,500 to 1,700 beds. In Arizona, we were competing on a procurement for 5,000 in-state beds. In December 2011, the State of Arizona cancelled the procurement and announced that a new RFP for 2,000 state beds will be issued in 2012. In Florida, the Department of Corrections had issued a request for proposal (RFP) for the management, under one single contract, of all correctional facilities, reception centers, work camps, and community-based work release centers in South Florida, which total approximately 15,000 to 16,000 beds. The RFP was expected to result in a contract start date of January 1, 2012; however, in late September 2011, a Florida circuit court stopped the procurement on the basis that the means through which the project was legislated was unconstitutional. In February 2012, the Florida legislature introduced standalone legislation relative to the procurement; however, the legislation was not approved by the Florida Senate. We believe that Florida’s legislative and executive leaders continue to support public-private partnerships that can result in significant savings for the taxpayers and improved offender rehabilitation. We will continue to monitor this potential opportunity in Florida and we also hope that other opportunities will develop at the state level over the coming years as states across the country look for ways to maximize savings and improve offender rehabilitation. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While only four states have reported new budget gaps and 27 states are on target to meet revenue expectations during their fiscal year 2012, officials in at least 20 states are concerned with their overall fiscal outlook according to a recent survey by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, we received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of our agreements for the housing of low level state offenders at three of our California community corrections facilities. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Medium Community Correctional Facility effective July 1, 2012. We plan to market these facilities for use by local county jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, on September 25, 2011, we assumed the management of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. We executed the contract for the management and operation of this facility with the United Kingdom Border Agency in March 2011. On August 29, 2011, our newly formed joint venture in the United Kingdom, which we refer to as GEOAmey, began providing prison escort and custody services for the Ministry of Justice in the United Kingdom under three contracts awarded to GEOAmey in March 2011. Also in the United Kingdom, the government issued a procurement for the private management of nine existing prison facilities which total approximately 6,000 beds. GEO has gone through the prequalification process for this procurement and has been invited to compete on these opportunities. We began competition for these opportunities in the fourth quarter of 2011 and expect contract awards to be announced in fall of 2012. We believe there will be additional opportunities in the United Kingdom such as additional market testing of prisons, electronic monitoring of offenders and community corrections. In South Africa, the Department of Correctional Services (“DCS”) had previously issued an RFP to privatize the development and operation of four 3,000-bed prison projects totaling 12,000 beds. Requests for proposal were issued in December 2008. In October 2011, we were notified by the DCS that the procurement was cancelled. We will continue to monitor opportunities in South Africa. In August 2011, our GEO Australia subsidiary submitted a formal proposal in response to the New Zealand government’s request for proposal for a new design, build, finance and management contract for a new correctional center for 960 beds. Our GEO Australia subsidiary had been short-listed in this procurement; however, we have been notified that our bid is no longer under consideration based on its proposal terms. We are exploring other opportunities in international markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services, electronic monitoring services, and re-entry services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded GEO Care’s operations by adding 37 facilities, 7 non-residential service centers, and 35 Day Reporting Centers. We also expanded the service offerings of GEO Care by adding electronic monitoring services, community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and approximately 70,000 offenders under community supervision. GEO Care assumed management and operation of the new 100-bed Montgomery County Mental Health Treatment Facility in Texas in March 2011. The opening of this facility provides entry into Texas, which we believe may provide additional growth opportunities. In addition to Texas, several states including Georgia, Louisiana, South Carolina, North Carolina, Pennsylvania, Virginia and others have indicated a desire to privatize one or more state psychiatric hospitals. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the BOP for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related costs represented 59.2% of our operating expenses in 2011. Additional significant operating expenses include food, utilities and inmate medical costs. In 2011, operating expenses totaled 75.7% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2012 will be impacted by the activation of any new or existing facilities as a result of the cost of transitioning and/ or start-up operations related to a facility opening. During 2012, we will incur carrying costs for facilities that are either currently vacant or are expected to become vacant in 2012. The carrying costs associated with the approximately 7,700 beds we are currently marketing are expected to be $16.6 million including depreciation expense of $8.1 million. We will also experience increases, compared to historical amounts, as a result of the amortization of intangible assets acquired in connection with our acquisitions of Cornell and BI. In addition to these factors, we expect to experience overall increases in operating expenses in 2012 compared to 2011 as a result of a full year of operations relative to BI, which was acquired in February 2011. As of January 1, 2012, our worldwide operations included the management and/or ownership of approximately 79,400 beds at 115 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states. See the discussion below regarding Synergies and Cost Savings.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2011, general and administrative expenses totaled 7.1% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2012 to decrease as a result of an expected decrease in nonrecurring integration costs related to our acquisitions. In connection with our merger with Cornell, we incurred nonrecurring integration and/ or transaction costs of $2.1 million and approximately $25 million, during fiscal years ended 2011 and 2010, respectively. In connection with our acquisition of BI, we incurred nonrecurring integration and/ or transaction costs of $4.3 million and $7.7 million during fiscal years 2011 and 2010, respectively. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Synergies and Cost Savings

Our management anticipates annual synergies of approximately $12-$15 million during the year following the full integration of the merger with Cornell and approximately $3-$5 million during the year following our acquisition of BI. There may be potential to achieve additional synergies thereafter. We believe any such additional synergies would be achieved primarily from greater operating efficiencies, capturing inherent economies of scale and leveraging corporate resources. Any synergies achieved should further enhance cash provided by operations and return on invested capital of the combined company.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•

our ability to expand, diversify and grow our correctional, detention, mental health, residential treatment, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•

our ability to identify suitable acquisitions and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations through joint ventures;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

•

the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and to continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our expectations;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property; and

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of January 1, 2012 under the Senior Credit Facility of $783.0 million (net of discount of $1.5 million), for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $7.8 million.

As of January 1, 2012, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of January 1, 2012 with respect to our international operations, every 10 percent change in historical currency rates would have a $6.2 million effect on our financial position and a $1.3 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report expresses a professional opinion as to whether management’s consolidated financial statements considered in their entirety present fairly, in conformity with accounting principles generally accepted in the United States, the Company’s financial position and results of operations. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The effectiveness of our internal control over financial reporting as of January 1, 2012 has been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

On February 10, 2011, we acquired BII Holding Corporation, which we refer to as BII Holding, at which time BII Holding became our subsidiary. We are currently in the process of assessing and integrating BII Holding’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at January 1, 2012, excludes the operations of BII Holding as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of BII Holding in its assessment of internal control over financial reporting within one year from the date of acquisition. With the exception of BII Holding Corporation, the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of January 1, 2012, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of January 1, 2012, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited The GEO Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of BII Holding Corporation, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 15 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2012. As indicated in Management’s Report, BII Holding Corporation was acquired during 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of BII Holding Corporation.

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

In our opinion, The GEO Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The GEO Group, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 1, 2012, and our report dated March 1, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Miami, Florida

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended January 1, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The GEO Group, Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Miami, Florida

March 1, 2012

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Fiscal Years Ended January 1, 2012, January 2, 2011, and January 3, 2010

	2011	2010	2009
	(In thousands, except per share data)
Revenues	$1,612,899	$1,269,968	$1,141,090
Operating Expenses	1,221,580	975,020	897,099
Depreciation and Amortization	85,341	48,111	39,306
General and Administrative Expenses	113,809	106,364	69,240

Operating Income	192,169	140,473	135,445
Interest Income	7,038	6,271	4,943
Interest Expense	(75,382)	(40,707)	(28,518)
Loss on Extinguishment of Debt	—	(7,933)	(6,839)

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	123,825	98,104	105,031
Provision for Income Taxes	47,925	39,532	42,079
Equity in Earnings of Affiliates, net of income tax provision of $2,406, $2,212 and $1,368	1,563	4,218	3,517

Income from Continuing Operations	77,463	62,790	66,469
Loss from Discontinued Operations, net of income tax benefit of $0, $0, and $216	—	—	(346)

Net Income	$77,463	$62,790	$66,123
Loss (Earnings) Attributable to Noncontrolling Interests	1,162	678	(169)

Net Income Attributable to The GEO Group, Inc.	$78,625	$63,468	$65,954

Weighted Average Common Shares Outstanding:
Basic	63,425	55,379	50,879

Diluted	63,740	55,989	51,922

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$1.24	$1.15	$1.30
Loss from discontinued operations	—	—	—

Net income per share — basic	$1.24	$1.15	$1.30

Diluted:
Income from continuing operations	$1.23	$1.13	$1.28
Loss from discontinued operations	—	—	(0.01)

Net income per share — diluted	$1.23	$1.13	$1.27

Comprehensive Income:
Net income	$77,463	$62,790	$66,123
Total other comprehensive income (loss), net of tax	(8,253)	4,645	12,174

Total comprehensive income	69,210	67,435	78,297
Comprehensive loss attributable to noncontrolling interests	1,274	608	428

Comprehensive income attributable to The GEO Group, Inc.	$70,484	$68,043	$78,725

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

January 1, 2012 and January 2, 2011

	2011	2010
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$44,753	$39,664
Restricted cash and investments (including VIEs[1] of $35,435 and $34,049, respectively)	42,535	41,150
Accounts receivable, less allowance for doubtful accounts of $2,453 and $1,308	292,783	275,778
Deferred income tax assets, net	28,726	29,115
Prepaid expenses and other current assets	50,532	36,377

Total current assets	459,329	422,084

Restricted Cash and Investments (including VIEs of $38,930 and $33,266, respectively)	57,912	49,492
Property and Equipment, Net (including VIEs of $162,665 and $167,209, respectively)	1,706,171	1,511,292
Assets Held for Sale	4,363	9,970
Direct Finance Lease Receivable	32,146	37,544
Deferred Income Tax Assets, Net	1,711	936
Goodwill	508,066	236,594
Intangible Assets, Net	200,342	87,813
Other Non-Current Assets	79,576	56,648

Total Assets	$3,049,616	$2,412,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$69,653	$73,880
Accrued payroll and related taxes	38,642	33,361
Accrued expenses	126,857	118,472
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $20,770 and $19,365, respectively)	53,666	41,574

Total current liabilities	288,818	267,287

Deferred Income Tax Liabilities	125,209	55,318
Other Non-Current Liabilities	56,381	46,862
Capital Lease Obligations	13,087	13,686
Long-Term Debt	1,319,068	798,336
Non-Recourse Debt (including VIEs of $108,335 and $132,078, respectively)	208,532	191,394
Commitments and Contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,185,158 and 84,506,772 issued and 61,181,172 and 64,432,459 outstanding, respectively	852	845
Additional paid-in capital	727,297	718,489
Retained earnings	507,170	428,545
Accumulated other comprehensive income	1,930	10,071
Treasury stock 24,003,986 and 20,074,313 shares, at cost, at January 1, 2012 and January 2, 2011	(214,031)	(139,049)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,023,218	1,018,901
Noncontrolling interest	15,303	20,589

Total shareholders’ equity	1,038,521	1,039,490

Total Liabilities and Shareholders’ Equity	$3,049,616	$2,412,373

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended January 1, 2012, January 2, 2011, and January 3, 2010

	2011	2010	2009
	(In thousands)
Cash Flow from Operating Activities:
Net income	$77,463	$62,790	$66,123
Net (income) loss attributable to noncontrolling interests	1,162	678	(169)

Net income attributable to The GEO Group, Inc.	78,625	63,468	65,954
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Restricted stock expense	3,432	3,261	3,509
Stock option plan expense	2,681	1,378	1,813
Depreciation and amortization expense	85,341	48,111	39,306
Amortization of debt issuance costs, discount and/or premium	1,745	3,209	3,412
Deferred tax provision	41,020	17,941	10,010
Provision for doubtful accounts	1,812	815	139
Equity in earnings of affiliates, net of tax	(1,563)	(4,218)	(3,517)
Income tax benefit of equity compensation	(465)	(3,926)	(601)
(Gain) Loss on sale of property and equipment	558	(646)	119
Loss on extinguishment of debt	—	7,933	6,839
Dividends received from unconsolidated joint venture	9,911	3,909	2,193
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	(17,201)	(18,259)	864
Changes in accounts payable, accrued expenses and other liabilities	(16,984)	3,226	(4,753)

Net cash provided by operating activities of continuing operations	188,912	126,202	125,287
Net cash provided by operating activities of discontinued operations	—	—	5,818

Net cash provided by operating activities	188,912	126,202	131,105

Cash Flow from Investing Activities:
Acquisitions, cash consideration, net of cash acquired	(409,607)	(260,255)	(38,386)
Just Care purchase price adjustment	—	(41)	—
Proceeds from sale of property and equipment	1,483	528	179
Proceeds from sale of assets held for sale	7,121	—	—
Change in restricted cash and investments	(9,826)	(11,432)	2,713
Capital expenditures	(224,713)	(97,061)	(149,779)

Net cash used in investing activities	(635,542)	(368,261)	(185,273)

Cash Flow from Financing Activities:
Distribution to noncontrolling interests	(4,012)	—	(176)
Proceeds from long-term debt	835,395	726,000	333,000
Payments on long-term debt	(289,832)	(397,445)	(267,474)
Income tax benefit of equity compensation	465	3,926	601
Debt issuance costs	(15,462)	(8,400)	(17,253)
Termination of interest rate swap agreements	—	—	1,719
Payments for purchase of treasury shares	(74,982)	(80,000)	—
Payments for retirement of common stock	—	(7,078)	—
Proceeds from the exercise of stock options	2,446	6,695	1,457

Net cash provided by financing activities	454,018	243,698	51,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,299)	4,169	4,495

Net Increase in Cash and Cash Equivalents	5,089	5,808	2,201
Cash and Cash Equivalents, beginning of period	39,664	33,856	31,655

Cash and Cash Equivalents, end of period	$44,753	$39,664	$33,856

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$10,494	$34,475	$34,185

Interest	$60,948	$36,310	$32,075

Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$26,322	$11,237	$10,418

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Fiscal Years Ended January 1, 2012, January 2, 2011, and January 3, 2010

	GEO Group Inc. Shareholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings		Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, December 28, 2008	51,123	$511	$344,175	$299,973	$(7,275)	16,075	$(58,888)	$1,101	$579, 597
Proceeds from stock options exercised	372	3	1,454	—	—		—	—	1,457
Tax benefit related to equity compensation		—	601	—	—		—	—	601
Stock based compensation expense		—	1,813	—	—		—	—	1,813
Restricted stock granted	168	2	(2)	—	—		—	—	—
Restricted stock cancelled	(34)	—	—	—	—		—	—	—
Amortization of restricted stock		—	3,509	—	—		—	—	3,509
Dividends paid to noncontrolling interest on subsidiary common stock		—	—	—	—		—	(176)	(176)
Comprehensive income:
Net income		—	—	65,954	—		—	169
Other comprehensive income (loss) (Note 3)		—	—	—	12,771		—	(597)
Total comprehensive income		—	—	—	—		—	—	78,297

Balance, January 3, 2010	51,629	516	351,550	365,927	5,496	16,075	(58,888)	497	665,098

Proceeds from stock options exercised	1,353	14	6,681	—	—		—	—	6,695
Tax benefit related to equity compensation		—	3,926	—	—		—	—	3,926
Stock based compensation expense		—	1,378	—	—		—	—	1,378
Restricted stock granted	40	—	—	—	—		—	—	—
Restricted stock cancelled	(41)	(1)	—	—	—		—	—	(1)
Amortization of restricted stock		—	3,261	—	—		—	—	3,261
Common stock issued in business combination (Note 2)	15,764	158	357,918	—	—		—	—	358,076
Noncontrolling interest acquired in business combination (Note 2)	—	—	—	—	—		—	20,700	20,700
Retirement of common stock	(314)	158	(6,225)	(850)	—		(161)	—	(7,078)
Purchase of treasury shares	(3,999)	—	—	—	—	3,999	(80,000)	—	(80,000)
Comprehensive income:
Net income (loss)		—	—	63,468	—		—	(678)
Other comprehensive income (Note 3)		—	—	—	4,575		—	70
Total comprehensive income		—	—	—	—		—	—	67,435

Balance, January 2, 2011	64,432	845	718,489	428,545	10,071	20,074	(139,049)	20,589	1,039,490

Proceeds from stock options exercised	298	3	2,443	—	—		—	—	2,446
Tax benefit related to equity compensation		—	465	—	—		—	—	465
Stock based compensation expense		—	2,681	—	—		—	—	2,681
Restricted stock granted	381	4	(4)	—	—		—	—	—
Amortization of restricted stock		—	3,432	—	—		—	—	3,432
Purchase of treasury shares	(3,930)	—	—	—	—	3,930	(74,982)	—	(74,982)
Other adjustments to Additional Paid-In Capital		—	(209)	—	—		—	—	(209)
Distribution to noncontrolling interests		—	—	—	—		—	(4,012)	(4,012)
Comprehensive income (loss):
Net income (loss)		—	—	78,625	—		—	(1,162)
Other comprehensive loss (Note 3)		—	—	—	(8,141)		—	(112)
Total comprehensive income		—	—	—	—		—	—	69,210

Balance, January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended January 1, 2012, January 2, 2011 and January 3, 2010

1.	Summary of Business Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”) is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, mental health, residential treatment and community based re-entry facilities. The Company offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. The Company is also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, the Company has an exclusive contract with the U.S. Immigration and Customs Enforcement (“ICE”) to provide supervision and reporting services provided under the Intensive Supervision Appearance Program (“ISAP”), designed to improve the participation of non-detained aliens in the immigration court system. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd., (“GEOAmey”).

As of January 1, 2012, the Company’s worldwide operations included the management and/or ownership of approximately 79,400 beds at 115 correctional, detention and residential treatment facilities, including idle facilities and projects under development, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the calendar year end. Fiscal year 2011 included 52 weeks. Fiscal year 2010 included 52 weeks and fiscal year 2009 included 53 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”), its joint venture GEOAmey, and the activities of its consolidated special purpose entity, Municipal Correctional Finance, L.P. (“MCF”) on a calendar year end, due to the availability of information.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to the financing of operating facilities (the Company’s variable interest entities are discussed further in Note 1 and Note 3). The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports SACS and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to MCF and SACM. Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa, Canada and the United Kingdom. As of January 1, 2012, the Company had $25.6 million in cash and cash equivalents held by its international subsidiaries.

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

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing mental health and residential treatment services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of January 1, 2012, $1.7 million of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheet.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at January 1, 2012 and January 2, 2011 is $22.2 million and $17.3 million, respectively, of federal and state income tax overpayments that were applied against tax payments due in 2012 and 2011, respectively.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of January 1, 2012 and January 2, 2011 was $2.7 million and $3.2 million, respectively. This note receivable is included in other assets in the accompanying balance sheets, current and non-current as applicable.

Note Receivable from Joint Venture

The GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), has extended a non-revolving line of credit facility to GEOAmey in the principal amount of £12 million. Amounts under the line of credit can be drawn down in multiple advances up to the principal amount and accrue interest at LIBOR plus 3%. The Company recognizes interest income on its Notes Receivable as it is earned. The line of credit was executed in May 2011 for the purpose of funding mobilization costs and on-going start-up and operations of GEOAmey. Principal repayments by GEOAmey under the line of credit are due in March and September, beginning September 2013, with the final payment due no later than March 30, 2018. As of January 1, 2012, the Company was owed £8.4 million, or $13.1 million, including accrued interest of $0.2 million, under the line of credit and has included this balance with Other Non-Current Assets in the accompanying balance sheet.

Restricted Cash and Investments

The Company’s restricted cash and investments are attributable to: (i) amounts held in escrow or in trust in connection with the 1,904-bed South Texas Detention Complex in Frio County, Texas and the 1,575-bed Northwest Detention Center in Tacoma, Washington, (ii) certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt and other guarantees, (iii) MCF’s bond fund payment account, debt service reserve fund and escrow fund primarily used to segregate rental payments from Cornell Companies, Inc. (“Cornell”), the Company’s wholly-owned subsidiary, to MCF for the purposes of servicing the non-recourse debt and making distributions to equity holders, and (iv) restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan. The current portion of restricted cash and investments represents the amount expected to be paid within the next twelve months for debt service and amounts that may be paid as distributions to the equity holders of MCF under the Agreement of Limited Partnership.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any changes in estimate during the fiscal year ended January 1, 2012. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract. If impairment indicators are present, the Company performs a recoverability test to determine whether or not an impairment loss should be measured. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. For the purposes of the recoverability test, if a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups its assets by facility for the purposes of considering whether any impairment exists. When considering the future cash flows of a facility, the Company makes assumptions based on historical experience with its customers, current data related to the pricing of its management contracts, residual value of its facilities, and/or terminal growth rates. While these estimates do not generally have a material impact on the impairment charges associated with managed-only facilities, the sensitivity increases significantly when considering the impairment on facilities that are either owned or leased by the Company due to the investment the Company makes in buildings and improvements for owned and leased facilities. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset compared to the carrying value.

Assets Held for Sale

The Company records its Assets Held for Sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for its Assets Held for Sale. Any gain or loss on the sale of its operating assets is included in the operating income of reportable segment to which it relates.

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

Goodwill and Other Intangible Assets

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting unit is the same as the operating segment for U.S. Corrections & Detention and is at a level below the operating segment for GEO Care. The Company has identified its reporting units based on the criteria management uses to make key decisions about the business. During the fiscal year ended January 1, 2012, the Company elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 and as such, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition. During the year, management monitors the actual performance of the business relative to the fair value assumptions used during the prior year annual impairment test and updates its annual impairment test, if needed, to determine the likelihood that the goodwill has been impaired. On the measurement date of October 3, 2011, the first day of the Company’s fourth fiscal quarter, management qualitatively reviewed the Company’s goodwill for impairment and determined that it was not more likely than not that the fair values of the reporting units were less than their carrying values.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations and also in connection with the purchase of additional shares in the Company’s consolidated South African joint venture. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, non-compete agreements, BI trade name and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the non-compete agreements represent the estimated value of contractually restricting certain employees from competing with the Company; the value of BI’s trade name represents, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company currently amortizes its acquired facility management contracts over periods ranging from three to eighteen years, its covenants not to compete over one to four years, and its acquired technology over seven years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $5.3 million and $1.6 million, totaling $26.6 million and $14.8 million at January 1, 2012 and January 2, 2011, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method, over the term of the related debt.

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

The Company does not consolidate its 50% owned South African joint venture in SACS, a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, this entity is accounted for as an equity affiliate. SACS was established, and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in joint venture of $5.6 million at January 1, 2012 and its guarantees related to SACS discussed in Note 14.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”), GEOAmey and Amey UK PLC (“Amey Guarantor”) to form a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in the United Kingdom and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. Both parties provide lines of credit of £12 million or $18.7 million based on exchange rates as of January 1, 2012, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of January 1, 2012, $13.1 million, including accrued interest of $0.2 million, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. The Company has recorded $2.4 million in losses, net of tax impact, for GEOAmey’s operations during the fiscal year ended January 1, 2012, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of income and comprehensive income.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying consolidated balance sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying balance sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 11 and Note 12. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate. A limited number of the Company’s contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 1% of the Company’s consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, the Company is a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. The Company has not recorded any revenue that is at risk due to future performance contingencies.

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

When evaluating multiple element arrangements for certain contracts where the Company provides project development services to its clients in addition to standard management services, the Company follows revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the fiscal year ended January 1, 2012, the Company implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. BI also periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price the Company charges when the elements are sold on a stand alone basis.

Lease Revenue

The Company leases one of its owned facilities to an unrelated third party. The lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The carrying value of this leased facility as of January 1, 2012 and January 2, 2011 was $35.2 million and $36.1 million, respectively, net of accumulated depreciation of $4.1 million and $3.2 million, respectively. Rental income, included in Revenues, received on this lease for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 was $4.5 million, $4.5 million and $4.5 million, respectively. Future minimum rentals on this lease are as follows:

Fiscal Year	Annual Rental
(In thousands)
2012	$4,489
2013	4,623
2014	4,762
2015	4,905
2016	5,052
Thereafter	5,638

$29,469

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Care’s community based services, GEO Care’s youth services and BI. In addition, GEO Care’s residential treatment services division has a separate claims-made liability insurance program for their mental health facilities with a specific loss limit of $35.0 million per occurrence and in the aggregate. That same $35.0 million limit also applies to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and hospital professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa, the United Kingdom and Australia, the Company utilizes a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, the Company’s Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation and general liability claims. These reserves are undiscounted and were $45.3 million and $40.2 million as of January 1, 2012 and January 2, 2011, respectively and are included in Accrued expenses in the accompanying balance sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income is comprised of net income attributable to The GEO Group, Inc., net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/ or losses on derivative instruments, and pension liability adjustments in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of fluctuations in foreign exchange currency rates for the Company’s international subsidiaries is recorded in other comprehensive income. The Company and its foreign subsidiaries also lend and borrow money to and from one another. These loans are measured initially in the functional currency of the recording entity using the exchange rate in effect on that day. At the balance sheet date, the Company adjusts these balances to reflect the then current exchange rate and records a transaction gain or loss based on the change in foreign exchange currency rates.

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

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2011, 2010 and 2009, respectively:

	2011	2010	2009
Risk free interest rates	2.06%	0.16%	2.00%
Expected term	4-5years	3 months	4-5years
Expected volatility	43%	43%	41%
Expected dividend	—	—	—

The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. For awards granted as replacement stock options in connection with the Cornell Acquisition in 2010, the risk-free rate is based on the rate for three-month U.S. Treasury Bonds, which is consistent with the expected term of the award. For awards granted in 2011 and 2009, the risk-free rate is based on the rate for five-year U.S. Treasury Bonds, which is consistent with the expected term of the awards.

Treasury Stock

We account for repurchases of our common stock using the cost method with common stock held in treasury classified as a reduction of shareholders’ equity in our consolidated balance sheets.

Earnings Per Share

Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group Inc., by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock.

Recent Accounting Pronouncements

The Company implemented the following accounting standards in the fiscal year ended January 1, 2012:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. As a result of these amendments, multiple deliverable arrangements will be separated more frequently than under existing Generally Accepted Accounting Principles (“GAAP”). The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method so that consideration would be allocated to the deliverables using the relative selling price method based on GEO’s specific assumptions. This amendment also significantly expands the disclosure requirements for multiple element arrangements. This guidance became effective for the Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The implementation of this standard in the fiscal year ended January 1, 2012 did not have a material impact on the Company’s financial position, results of operations and cash flows. As a result of the BI Acquisition, the Company also periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price charged by the Company when the elements are sold on a standalone basis.

Also, in December 2010, the FASB issued ASU No. 2010-29 related to financial statement disclosures for business combinations entered into after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures under current guidance for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company acquired BI during the fiscal year ended January 1, 2012 and has implemented this standard, as applicable, to the related business combination disclosures. The implementation of this accounting standard did not have a material impact on the Company’s financial position, results of operation and/or cash flows.

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

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This standard will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In December 2011, the FASB issued ASU 2011-12 in order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. No other requirements in ASU 2011-05 were affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

2.	Business Combinations

Acquisition of BII Holding

On February 10, 2011, the Company completed its acquisition of B.I. Incorporated (“BI”), a Colorado corporation, pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), among GEO, BII Holding (“BII Holding”), a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P (the “BI Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the BI Acquisition, the Company paid merger consideration of $409.6 million in cash, net of cash acquired of $9.7 million, excluding transaction related expenses and any potential adjustments, for 100% of BI’s outstanding common stock. Under the Merger Agreement, $12.5 million of the merger consideration was placed in an escrow account for a one-year period to satisfy any applicable indemnification claims pursuant to the terms of the Merger Agreement by GEO, the Merger Sub or its affiliates. The Company expects to fully settle the indemnification claims prior to June 30, 2012. As of January 1, 2012 and as of the date this Annual Report on Form 10K was filed, the Company was still in arbitration with regards to the amount of the working capital adjustment. At the time of the BI Acquisition, approximately $78.4 million, including accrued interest, was outstanding under BI’s senior term loan and $107.5 million, including accrued interest, was outstanding under its senior subordinated note purchase agreement, excluding the unamortized debt discount. All indebtedness of BI under its senior term loan and senior subordinated note purchase agreement were repaid by BI with a portion of the $409.6 million of merger consideration. In connection with the BI Acquisition and included in general and administrative expenses, the Company incurred $4.3 million in nonrecurring acquisition related costs for the fiscal year ended January 1, 2012. The Company does not believe that any of the goodwill recorded as a result of the BI Acquisition will be deductible for federal income tax purposes.

The Company is identified as the acquiring company for US GAAP accounting purposes and believes its acquisition of BI provides it with the ability to offer turn-key solutions to its customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which the Company refers to as the corrections lifecycle. Under the acquisition method of accounting, the purchase price for BI was allocated to BI’s net tangible and intangible assets based on their estimated fair values as of February 10, 2011, the date of closing and the date that the Company obtained control over BI. In order to determine the fair values of certain tangible and intangible assets acquired, the Company engaged a third party independent valuation specialist. For all other assets acquired and liabilities assumed, the recorded fair value was determined by the Company’s management and represents an estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The allocation of the purchase price was complete as of February 10, 2012 and any adjustments to goodwill made up to that date have been recorded in the Company’s balance sheet as of January 1, 2012. The final allocation is presented below. During the measurement period, the Company made $11.6 million in aggregate retrospective adjustments to provisional amounts with respect to the BI Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments relate to the Company’s valuation of accounts receivable, property and equipment, intangible assets, other non-current assets, deferred income tax assets and liabilities and other non-current liabilities. During the fourth quarter of 2011, the Company recorded adjustments to deferred income tax assets, deferred income tax liabilities and other non-current liabilities for tax related matters finalized within the measurement period which reduced goodwill by $4.6 million. The purchase price allocation as of February 10, 2011 and as of January 1, 2012 and adjustments made to the estimated acquisition date fair values during the measurement period are as follows (in thousands):

	Acquisition Date Estimated Fair Value as of February 10, 2011	Measurement Period Adjustments	Final Acquisition Date Fair Value as of January 1, 2012
Accounts receivable	$18,321	$1,298	$19,619
Prepaid expenses and other current assets	3,896	—	3,896
Deferred income tax assets	15,857	(7,923)	7,934
Property and equipment	22,359	901	23,260
Intangible assets	126,900	4,900	131,800
Other non-current assets	8,884	—	8,884

Total assets acquired	$196,217	$(824)	$195,393

Accounts payable	(3,977)	—	(3,977)
Accrued expenses	(8,461)	—	(8,461)
Deferred income tax liabilities	(43,824)	7,037	(36,787)
Other non-current liabilities	(11,431)	5,411	(6,020)
Long-term debt	(2,014)	—	(2,014)

Total liabilities assumed	(69,707)	12,448	(57,259)

Total identifiable net assets	126,510	11,624	138,134
Goodwill	283,097	(11,624)	271,473

Total cash consideration	$409,607	$—	$409,607

For fiscal year ended January 1, 2012, the Company has included revenue and earnings, excluding intercompany transactions, of approximately $113.2 million and $10.9 million, respectively, in its consolidated statement of income which represents revenue and earnings since February 10, 2011, the date BI was acquired.

Acquisition of Cornell Companies, Inc.

On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, among the Company, GEO Acquisition III, Inc., and Cornell (the “Cornell Acquisition”). Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million. Of the goodwill recorded in relation to this acquisition, only $1.5 million of goodwill which resulted from a previous acquisition by Cornell, is deductible for federal income tax purposes; the remainder of goodwill is not deductible.

The measurement period ended on August 12, 2011. During the measurement period, the Company retrospectively adjusted provisional amounts with respect to the Cornell acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Those changes are reflected in the table below. The purchase price allocation as of January 2, 2011 and as of January 1, 2012 and adjustments made to the estimated acquisition date fair values during the fiscal year ended January 1, 2012 are as follows (in thousands):

	Acquisition Date Estimated Fair Value as of January 2, 2011	Measurement Period Adjustments during the fiscal year ended January 1, 2012	Final Acquisition Date Fair Value as of January 1, 2012
Accounts receivable	$55,142	$294	$55,436
Prepaid and other current assets	13,314	(333)	12,981
Deferred income tax assets	21,273	(3,011)	18,262
Restricted assets	44,096	—	44,096
Property and equipment	462,771	—	462,771
Intangible assets	75,800	—	75,800
Out of market lease assets	472	—	472
Other long-term assets	7,510	—	7,510

Total assets acquired	680,378	(3,050)	677,328

Accounts payable and accrued expenses	(56,918)	3,175	(53,743)
Fair value of non-recourse debt	(120,943)	—	(120,943)
Out of market lease liabilities	(24,071)	—	(24,071)
Deferred income tax liabilities	(42,771)	8,228	(34,543)
Other long-term liabilities	(1,368)	—	(1,368)

Total liabilities assumed	(246,071)	11,403	(234,668)

Total identifiable net assets	434,307	8,353	442,660
Goodwill	204,724	(8,353)	196,371

Fair value of Cornell’s net assets	639,031	—	639,031
Noncontrolling interest	(20,700)	—	(20,700)

Total consideration for Cornell, net of cash acquired	$618,331	$—	$618,331

The Company recognized a reduction of operating expenses of $5.9 million during the year ended January 1, 2012 for items related to Cornell that occurred after the measurement period or purchase price allocation period had ended. These adjustments to operating expenses were the result of a recovery of accounts receivable and an insurance settlement for property damage at one of Cornell’s facilities. There were no such amounts recognized in the year ended January 2, 2011.

Pro forma financial information

The pro forma financial statement information set forth in the table below is provided for informational purposes only and presents comparative revenue and earnings for the Company as if the BI Acquisition and the related financing had occurred on January 3, 2010. For comparative purposes, the Company has also included the effect of the Cornell Acquisition and related financing as if it had occurred on January 3, 2010. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for: (i) estimated changes in depreciation expense, interest expense and amortization expense, (ii) adjustments to eliminate intercompany transactions, (iii) adjustments to remove $6.7 million and $46.4 million for the fiscal years ended January 1, 2012 and January 2, 2011, respectively, in nonrecurring charges directly related to these acquisitions that are included in the combined Companies’ financial results, and (iv) the income tax impact of the adjustments. For the purposes of the table and disclosure below, earnings are the same as net income attributable to The GEO Group, Inc. shareholders (in thousands):

	2011	2010
Pro forma revenues	$1,626,490	$1,630,155
Pro forma net income attributable to The GEO Group, Inc. shareholders	$81,954	$84,907

3.	Shareholders’ Equity

Common Stock

Each holder of the Company’s common stock is entitled to one vote per share on all matters to be voted upon by the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share equally in all assets available for distribution after payment of all liabilities, subject to the liquidation preference of shares of preferred stock, if any, then outstanding. The Company did not pay any cash dividends on its common stock for fiscal years 2011, 2010 or 2009. Future dividends, if any, will depend, on the Company’s future earnings, its capital requirements, its financial condition and on such other factors as the Board of Directors may take into consideration.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation, Net	Projected Benefit Obligation Recognized in Other Comprehensive Income (Loss)	Gains and Losses on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance December 28, 2008	$(5,812)	$(1,594)	$131	$(7,275)
Change in foreign currency translation, net of tax benefit of $1,129	10,658	—	—	10,658
Pension liability adjustment, net of tax expense of $636	—	942	—	942
Unrealized gain on derivative instruments, net of income tax benefit of $645	—	—	1,171	1,171

Balance January 3, 2010	4,846	(652)	1,302	5,496

Change in foreign currency translation, net of tax expense of $1,313	5,084	—	—	5,084
Pension liability adjustment, net of tax benefit of $232	—	(383)	—	(383)
Unrealized loss on derivative instruments, net of income tax benefit of $69	—	—	(126)	(126)

Balance January 2, 2011	9,930	(1,035)	1,176	10,071

Change in foreign currency translation, net of tax expense of $999	(5,852)	—	—	(5,852)
Pension liability adjustment, net of tax benefit of $730	—	(1,131)	—	(1,131)
Unrealized loss on derivative instruments, net of income tax benefit of $638	—	—	(1,158)	(1,158)

Balance January 1, 2012	$4,078	$(2,166)	$18	$1,930

Stock Repurchases

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of its common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 1, 2012, the Company purchased 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. The Company believes it has the ability to continue to fund the stock repurchase program, its working capital, its debt service requirements, and its maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

Noncontrolling Interests

Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF as of August 12, 2010. The noncontrolling interest in MCF represents 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company includes the results of operations and financial position of MCF in its consolidated financial statements. MCF owns eleven facilities which it leases to the Company. During the fiscal year ended January 1, 2012, a cash distribution was made to the partners of MCF for $4.0 million.

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the fiscal years ended January 1, 2012 or January 2, 2011. There were no contributions from owners or distributions to owners in the fiscal year ended January 1, 2012 or January 2, 2011.

4.	Equity Incentive Plans

The Company had awards outstanding under four equity compensation plans at January 1, 2012: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of January 1, 2012, under the 2006 Plan, the Company had 1,721,504 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 944,304 shares were available for the issuance of awards other than stock options. See “Restricted Stock” below for further discussion.

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

The Company recognized compensation expense related to the Company Plans for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 as follows (in thousands):

	2011	2010	2009
Stock option plan expense	$2,681	$1,378	$1,813
Restricted stock expense	$3,432	$3,261	$3,509

Additional tax benefits realized from tax deductions associated with the exercise of stock options and the vesting of restricted stock activity for 2011, 2010 and 2009 totaled $0.5 million, $3.9 million and $0.6 million, respectively.

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 2, 2011	1,401	$15.01	5.84	$13,517
Granted	554	24.71
Exercised	(298)	8.22
Forfeited/Canceled	(56)	20.33

Options outstanding at January 1, 2012	1,601	19.44	6.73	$2,778

Options exercisable at January 1, 2012	996	17.05	5.52	$2,775

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2011 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on January 1, 2012. This amount changes based on the fair value of the company’s stock.

The following table summarizes information relative to stock option activity during the Company’s fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 (in thousands):

	2011	2010	2009
Intrinsic value of options exercised	$4,718	$21,095	$6,218
Fair value of shares vested	$2,358	$2,054	$1,766

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at January 1, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(in thousands)			(in thousands)
3.17 – 3.98	26	1.1	$3.17	26	1.1	$3.17
4.67 – 4.90	77	1.3	4.67	77	1.3	4.67
5.30 – 7.70	111	2.5	6.92	111	2.5	6.92
7.83 – 20.63	260	5.8	15.82	223	5.6	15.67
21.07 – 21.56	591	6.7	21.26	451	6.7	21.32
21.64 – 28.24	536	9.2	24.71	108	9.1	24.70

Total	1,601	6.7	$19.44	996	5.5	$17.05

The weighted average grant date fair value of options granted during the fiscal years ended January 1, 2012 and January 2, 2011 and January 3, 2010 was $9.75, $6.73 and $7.41 per share, respectively.

The following table summarizes the status of non-vested stock options as of January 1, 2012 and changes during the fiscal year ending January 1, 2012:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 2, 2011	356	$7.37
Granted	554	9.75
Vested	(278)	8.47
Forfeited	(27)	8.75

Options non-vested at January 1, 2012	605	$8.99

As of January 1, 2012, the Company had $4.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.8 years.

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

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at January 2, 2011	161	$21.12
Granted	381	24.48
Vested	(95)	22.82
Forfeited/Canceled	(5)	24.06

Restricted stock outstanding at January 1, 2012	442	$23.62

As of January 1, 2012, the Company had $7.7 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

On July 9, 2011, the Company adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The Plan was approved by the Company’s Compensation Committee and Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in its success. These deductions will be used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Plan is subject to approval by the Company’s shareholders on or before June 29, 2012 and, as such, no shares will be issued until such time as the Plan is approved by the shareholders. If the Plan is approved by the Company’s shareholders, the Company will offer up to 500,000 shares of its common stock for sale to eligible employees.

5.	Discontinued Operations

On November 7, 2008, the Company announced its receipt of notice for the discontinuation of its contract with the State of Idaho, Department of Correction (“Idaho DOC”) for the housing of approximately 305 out-of-state inmates at the managed-only Bill Clayton Detention Center (the “Detention Center”) effective January 5, 2009. On August 29, 2008, the Company announced its discontinuation of its contract with Delaware County, Pennsylvania for the management of the county-owned 1,883-bed George W. Hill Correctional Facility effective December 31, 2008. The Company recorded revenues of $0.2 million and loss before income taxes of $0.6 million as discontinued operations for the fiscal year ended January 3, 2010.

6.	Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2011	2010
	(Years)	(In thousands)
Land	—	$97,674	$97,393
Buildings and improvements	2 to 50	1,380,757	1,131,895
Leasehold improvements	1 to 29	275,117	260,167
Equipment	3 to 10	119,808	77,906
Furnitures, fixtures and computer software	1 to 7	22,583	18,453
Facility construction in progress		63,974	120,584

Total		$1,959,913	$1,706,398
Less accumulated depreciation and amortization		(253,742)	(195,106)

Property and equipment, net		$1,706,171	$1,511,292

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of development costs associated with the Facility Construction & Design segment for contracts with various federal, state and local agencies for which we have management contracts and also includes facilities under construction that are owned by the Company. Interest capitalized in property and equipment was $3.1 million and $4.1 million for the fiscal years ended January 1, 2012 and January 2, 2011, respectively.

Depreciation expense was $65.3 million, $41.4 million and $36.3 million, respectively, for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

At January 1, 2012 and January 2, 2011, the Company had $18.2 million and $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements and $0.7 million related to equipment. Capital leases are recorded net of accumulated amortization of $5.5 million and $4.7 million, at January 1, 2012 and January 2, 2011, respectively. Depreciation expense related to capital leases for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 was $0.8 million, $0.8 million and $0.8 million, respectively, and is included in Depreciation and Amortization in the accompanying statements of income.

7.	Assets Held for Sale

As of January 1, 2012 and January 2, 2011, the Company’s Assets Held for Sale by reportable segment were as follows (in thousands):

	2011	2010
U.S. Corrections & Detention	$3,455	$3,083
GEO Care	908	6,887

Total	$4,363	$9,970

On March 17, 2008, the Company purchased its former Coke County Juvenile Justice Center. In October 2008, the Company established a formal plan to sell the asset and began active discussions with certain parties interested in purchasing this facility. The Company identified a buyer in 2010 and obtained an update to the buyer’s letter of intent effective through July 30, 2012; however, this sale is subject to the buyer obtaining financing and/or government appropriation. If the buyer is unable to obtain the funds necessary to purchase this facility, the Company will need to locate another buyer. There can be no assurance that the prospective buyer can obtain the financing, no assurance that the Company will be able to locate another buyer in the event that this buyer is not able to obtain the financing and no assurance that this facility will be sold for its carrying value. This facility is included in the segment assets of U.S. Corrections & Detention and was recorded at its net realizable value of $3.1 million at January 1, 2012 and at January 2, 2011.

As of January 1, 2012, the Company has classified four facilities acquired from Cornell on August 12, 2010 as held for sale in its consolidated balance sheet. Three of these facilities have an aggregate carrying value of $0.9 million and are classified with the GEO Care segment assets. One of these facilities, with a carrying value of $0.4 million, is included with the U.S. Corrections & Detention segment assets. Refer to Note 21 —Subsequent Events.

During the fiscal year ended January 1, 2012, the Company sold certain of its facilities classified as Assets Held for Sale as follows:

On August 12, 2010, the Company acquired the International Building in connection with its purchase of Cornell. This facility had a carrying value of $0.5 million and was sold in July 2011 for $0.5 million, net of selling costs.

On August 12, 2010, the Company acquired Washington D.C. Facility in connection with its purchase of Cornell. This facility was classified as held for sale during the Company’s fiscal year ended January 2, 2011, had a carrying value of $6.9 million and was sold in April 2011 for $6.6 million, net of selling costs.

During the fiscal year ended January 2, 2011, the Company sold certain of its facilities classified as Assets Held for Sale as follows:

In conjunction with the acquisition of CSC in November 2005, the Company acquired land associated with a program that had been discontinued by CSC in October 2003. The land, with a corresponding carrying value of $1.3 million, was sold in October 2010 for $2.1 million, net of selling costs.

None of the Company’s Assets Held for Sale were sold during the fiscal year ended January 3, 2010.

8.	Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Fiscal Year	Annual Repayment
(In thousands)
2012	$8,631
2013	8,770
2014	8,946
2015	9,536
2016	9,906
Thereafter	2,625

Total minimum obligation	$48,414
Less unearned interest income	(10,944)
Less current portion of direct finance lease	(5,324)

Investment in direct finance lease	$32,146

9.	Derivative Financial Instruments

As of January 1, 2012, the Company had four interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (loss), entirely offset by a corresponding increase (decrease) in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $4.1 million, $5.2 million and $(1.9) million in the fiscal periods ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. As of January 1, 2012 and January 2, 2011, the fair value of the swap assets was $7.4 million and $3.3 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended January 1, 2012, January 2, 2011 and January 3, 2010.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(1.2) million, $(0.1) million and $1.2 million for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. The total value of the swap asset as of January 1, 2012 and January 2, 2011 was $0.0 million and $1.8 million, respectively, and is recorded as a component of other assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

10.	Goodwill and Other Intangible Assets, Net

Adjustments to goodwill

During the fiscal year ended January 1, 2012, the Company retrospectively adjusted a portion of its goodwill with respect to the BI Acquisition. Such adjustments resulted in a net decrease of $11.6 million to the goodwill that was recorded on February 10, 2011, the acquisition date. These adjustments are included below under “Acquisitions”. Refer to Note 2.

During the fiscal year ended January 1, 2012, the Company retrospectively adjusted a portion of its goodwill with respect to the Cornell Acquisition. Such adjustments resulted in a net decrease of $8.4 million to the goodwill that was recorded as of January 2, 2011. As required by US GAAP, adjustments to provisional goodwill recognized in a business combination must be presented as if the accounting had been complete at the acquisition date. As such, the Company has revised comparative information for prior periods presented in the financial statements and has included the impact of these adjustments in the balance as of January 2, 2011 in the table below and on the accompanying consolidated balance sheet as of January 2, 2011. Refer to Note 2.

Changes in the Company’s goodwill balances recognized during the fiscal year ended January 1, 2012 were as follows (in thousands):

	January 2, 2011	Acquisitions	Foreign currency translation	January 1, 2012
U.S. Corrections & Detention	$170,376	$—	$—	$170,376
GEO Care	65,456	271,473	—	336,929
International Services	762	—	(1)	761

Total Goodwill	$236,594	$271,473	$(1)	$508,066

The strategic benefits of the goodwill generated in the Company’s business combinations include increased scale and diversification of service offerings. Goodwill resulting from business combinations includes the excess of the Company’s purchase price over net assets of BI acquired of $271.5 million.

Intangible assets consisted of the following as of January 1, 2012 and January 2, 2011 (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	$158,604	$(22,985)	$135,619	$93,904	$(10,504)	$83,400
Covenants not to compete	8,570	(6,347)	2,223	7,170	(2,757)	4,413
Technology	21,200	(2,700)	18,500	—	—	—
Trade names	44,000	—	44,000	—	—	—

Total acquired intangible assets	$232,374	$(32,032)	$200,342	$101,074	$(13,261)	$87,813

On February 10, 2011, the Company acquired BI and recorded identifiable intangible assets as follows:

	Weighted Average Useful Life	Intangible Assets Acquired
	(Years)	(In thousands)
Facility management contracts	13.0	$65,200
Covenants not to compete	2.0	1,400
Technology	7.0	21,200
Trade names	Indefinite	44,000

Total acquired intangible assets	11.4	$131,800

Amortization expense was $18.8 million, $5.7 million and $2.0 million for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, and primarily related to the U.S. Corrections & Detention and GEO Care segments’ amortization of intangible assets for acquired management contracts. As of January 1, 2012, the weighted average period before the next contract renewal or extension for the facility management contracts acquired from BI was approximately 1.1 years and for all of the facility management contracts, including BI, was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for fiscal year 2012 through fiscal year 2016 and thereafter is as follows (in thousands):

Fiscal Year	Total Expense Amortization
2012	$18,108
2013	15,197
2014	14,981
2015	14,950
2016	14,858
Thereafter	78,248

$156,342

11.	Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at January 1, 2012
	Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,440	$—	$7,440	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$33,821	$—	$33,821	$—
Rabbi Trust	$8,016	$5,898	$2,118	$—
Fixed income securities	$2,013	$—	$2,013	$—

		Fair Value Measurements at January 2, 2011
	Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,131	$—	$5,131	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Rabbi Trust	$6,168	$6,168	$—	$—
Fixed income securities	$1,791	$—	$1,791	$—

The Company’s Level 1 investment relates to its rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. Although in 2011, a portion of the rabbi trust is considered a Level 2 investment, these contributions are primarily invested in mutual funds for which quoted market prices in active markets are available. The Company’s restricted investment in the rabbi trust is measured at fair value on a recurring basis.

The Company’s Level 2 financial instruments included in the table above as of January 1, 2012 and January 2, 2011 consist of a portion of the company’s rabbi trust, an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and an Investment Repurchase Agreement (“Repo Agreement”) relative to MCF, the Company’s consolidated VIE. During the fiscal year ended January 1, 2012, MCF entered into the Repo Agreement to establish an investment for its debt service reserve fund and bond fund payment account. The Repo Agreement consists of a guaranteed investment in the principal amount of $23.9 million related to the debt service reserve fund and a second guaranteed investment related to the bond fund payment account which was $9.9 million as of January 1, 2012. Both of these investments are restricted to eligible investments as defined in 8.47% Revenue Bond indenture (refer to Note 14) and mature on August 1, 2016. As of January 1, 2012, the Repo Agreement is included above as a Level 2 restricted investment since its fair value is based using market interest rates for similar securities. A portion of the rabbi trust is invested in interest bearing assets, such as long term bonds, which are valued using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. All of the Company’s interest rate swap derivatives were in the Company’s favor as of January 1, 2012 and January 2, 2011. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar instruments.

12.	Fair Value of Assets and Liabilities

The Company’s balance sheet reflects certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values (in thousands):

	January 1, 2012
	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$44,753	$44,753
Restricted cash	52,868	52,868
Liabilities:
Borrowings under the Senior Credit Facility	$782,962	$785,917
7 3/4% Senior Notes	247,141	262,033
6.625% Senior Notes	300,000	300,375
Non-Recourse Debt, Australian subsidiary	40,345	41,347
Other Non-Recourse Debt, including current portion	201,453	206,712

	January 2, 2011
	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$39,664	$39,664
Restricted cash	78,732	78,732
Liabilities:
Borrowings under the Senior Credit Facility	$557,758	$562,610
7 3/4% Senior Notes	250,078	265,000
Non-Recourse Debt, Australian subsidiary	46,300	46,178
Other Non-Recourse Debt, including current portion	176,384	180,340

The fair values of the Company’s Cash and cash equivalents, and Restricted cash approximate the carrying values of these assets at January 1, 2012 and January 2, 2011 due to the short-term nature of these instruments. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of 7 3/4% Senior Notes, our 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and certain non-recourse debt are based on market prices, where available, or similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of the borrowings under the Senior Credit Facility is based on an estimate of trading value considering the company’s borrowing rate, the undrawn spread and similar market instruments.

13.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2011	2010
Accrued interest	$18,072	$12,153
Accrued bonus	8,849	12,825
Accrued insurance	52,437	44,237
Accrued property and other taxes	12,959	13,526
Construction retainage	8,247	2,012
Other	26,293	33,719

Total	$126,857	$118,472

14.	Debt

Debt consisted of the following (in thousands):

	2011	2010
Capital Lease Obligations	$14,171	$14,470
Senior Credit Facility:
Term loans	482,500	347,625
Discount on term loan	(1,538)	(1,867)
Revolver	302,000	212,000

Total Senior Credit Facility	$782,962	$557,758
6.625% Senior Notes:
Notes Due in 2021	$300,000	$—
7 3/4% Senior Notes:
Notes Due in 2017	$250,000	$250,000
Discount on Notes	(2,859)	(3,227)
Swap on Notes	7,411	3,305

Total 7 3/4% Senior Notes	$254,552	$250,078
Non-Recourse Debt :
Non-Recourse Debt	$235,430	$212,445
Premium on Non-Recourse Debt	8,304	11,403
Discount on Non-Recourse Debt	(1,936)	(1,164)

Total Non-Recourse Debt	241,798	222,684
Other debt	870	—

Total debt	$1,594,353	$1,044,990

Current portion of capital lease obligations, long-term debt and non-recourse debt	(53,666)	(41,574)
Capital Lease Obligations, long-term portion	(13,087)	(13,686)
Non-Recourse Debt	(208,532)	(191,394)

Long-Term Debt	$1,319,068	$798,336

Senior Credit Facility

On August 4, 2010, the Company terminated its Third Amended and Restated Credit Agreement (“Prior Senior Credit Agreement”) and entered into a new Credit Agreement (the “Senior Credit Facility”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On August 4, 2010, the Company borrowed approximately $280.0 million in aggregate proceeds from the Term Loan B and the Revolver primarily to repay existing borrowings and accrued interest under its Prior Senior Credit Agreement of $267.7 million and also used $6.7 million for financing fees related to the Senior Credit Facility. The Company received, as cash, the remaining proceeds of $3.2 million. The Company has accounted for the termination of its Prior Senior Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and the termination of the Prior Senior Credit Agreement, the Company wrote-off $7.9 million of associated deferred financing fees in its third fiscal quarter of 2010. On August 12, 2010, in connection with the Cornell Acquisition, the Company used aggregate proceeds of $290.0 million from the Term Loan A and the Revolver primarily to repay Cornell’s obligations plus accrued interest under its revolving line of credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% senior notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the merger consideration of $84.9 million.

On February 8, 2011, the Company entered into Amendment No. 1 (“Amendment No. 1”), to the Senior Credit Facility. Amendment No. 1, among other things amended certain definitions and covenants relating to the total leverage ratios and the senior secured leverage ratios set forth in the Senior Credit Facility. This amendment increased the Company’s borrowing capacity under the Revolver by $100.0 million and increased the term loans, through the issuance of Term Loan A-2, by $150.0 million for an aggregate increase of $250.0 million. On February 10, 2011, incremental borrowings of $150.0 million under the Company’s amended Senior Credit Facility along with proceeds from the Company’s $300.0 million offering of the 6.625% Senior Notes were used to finance the acquisition of BI.

On May 2, 2011, the Company executed Amendment No. 2 to its Senior Credit Facility (“Amendment No. 2”). As a result of this amendment, relative to the Company’s Term Loan B, the Applicable Rate, as defined, was reduced to 2.75% per annum from 3.25% per annum in the case of Eurodollar loans and to 1.75% per annum from 2.25% per annum in the case of ABR loans and the LIBOR floor was reduced to 1.00% from 1.50%. As of January 1, 2012, the Senior Credit Facility was comprised of: (i) a $150.0 million Term Loan A due August 2015 (“Term Loan A”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 due August 2015 (“Term Loan A-2”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B due August 2016 (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (iv) a $500.0 million Revolving Credit Facility due August 2015 (“Revolver”) currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015.

As of January 1, 2012, the Company had $481.0 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $302.0 million in borrowings under the Revolver, approximately $58.6 million in letters of credit and $139.4 million in additional borrowing capacity under the Revolver. The weighted average interest rates on outstanding borrowings under the Senior Credit Facility as of January 1, 2012 and January 2, 2011 was 3.4% and 3.5%, respectively. In connection the borrowings under the Senior Credit Facility, as of January 1, 2012, the Company has $10.2 million of deferred financing fees, net of accumulated amortization, included in Other Non-Current Assets in the accompanying consolidated balance sheet.

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

The Company must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio — Maximum Ratio
Through and including the last day of fiscal year 2011	5.25 to 1.00
First day of fiscal year 2012 through and including the last day of fiscal year 2012	5.00 to 1.00
First day of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

The Senior Credit Facility also does not permit the Company to exceed the following Senior Secured Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Senior Secured Leverage Ratio — Maximum Ratio
Through and including the last day of the Second Quarter of fiscal year 2012	3.25 to 1.00
First day of the Third Quarter of fiscal year 2012 through and including the last day of the Second Quarter of fiscal year 2013	3.00 to 1.00
Thereafter	2.75 to 1.00

Additionally, there is an Interest Coverage Ratio under which the lenders will not permit a ratio of less than 3.00 to 1.00 relative to (a) Adjusted EBITDA for any period of four consecutive fiscal quarters to (b) Interest Expense, less that attributable to non-recourse debt of unrestricted subsidiaries.

Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of January 1, 2012.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of January 1, 2012.

7 3/4% Senior Notes

On October 20, 2009, the Company completed a private offering of $250.0 million in aggregate principal amount of its 7 3/4% Senior Notes due 2017. These senior unsecured notes pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2010. The Company realized net proceeds of $246.4 million at the close of the transaction, net of the discount on the notes of $3.6 million. The Company used the net proceeds of the offering to fund the repurchase of all of its 8 1/4% Senior Notes due 2013 and pay down part of the Revolving Credit Facility under its Prior Senior Credit Agreement. On October 21, 2010, the Company completed its exchange offer for the full $250,000,000 aggregate principal amount of its 7 3/4% Senior Notes due 2017, and the guarantees thereof, which were registered under the Securities Act of 1933, as amended, for a like amount of the outstanding 7 3/4% Senior Notes. The terms of the notes exchanged are identical to the notes originally issued in the private offering, except that the transfer restrictions, registration rights and additional interest provisions relating to a registration rights default will not apply to the registered notes exchanged. The Company did not receive any proceeds from the exchange offer.

The 7 3/4% Senior Notes are guaranteed by certain subsidiaries and are unsecured, senior obligations of The GEO Group Inc., and these obligations rank as follows: pari passu with any unsecured, senior indebtedness of GEO and the guarantors, including the 6.625% Senior Notes; senior to any future indebtedness of GEO and the guarantors that is expressly subordinated to the notes and the guarantees; effectively junior to any secured indebtedness of GEO and the guarantors, including indebtedness under the Company’s Senior Credit Facility, to the extent of the value of the assets securing such indebtedness; and effectively junior to all obligations of the Company’s subsidiaries that are not guarantors.

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

Before October 15, 2013, the Company may redeem some or all of the 7 3/4% Senior Notes at a redemption price equal to 100% of the principal amount of each note to be redeemed plus a make-whole together with accrued and unpaid interest and liquidated damages, if any. In addition, at any time on or prior to October 15, 2012, the Company may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 107.750% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company’s and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of January 1, 2012.

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

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operation of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of January 1, 2012 and January 2, 2011 was $26.4 million and $27.0 million, respectively, and is included in property and equipment in the accompanying balance sheets.

On February 1, 2011, STLDC made a payment from its restricted cash account of $4.8 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of January 1, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $27.3 million, of which $5.0 million is due within the next twelve months. Also, as of January 1, 2012, included in current restricted cash and non-current restricted cash is $6.2 million and $19.2 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

On June 30, 2003, CSC arranged financing for the construction of a detention center in Tacoma, Washington, referred to as the Northwest Detention Center, which was completed and opened for operation in April 2004. The Company began to operate this facility following its acquisition of CSC in November 2005 (this facility was expanded by GEO in 2009 to 1,575 beds from the original 1,030 beds). In connection with the original financing, CSC formed a special purpose entity, CSC of Tacoma, LLC, of which CSC is the only member, the sole purpose of which is to own, operate, mortgage, lease, finance, refinance and otherwise deal with this facility. CSC of Tacoma, LLC owns the facility, as well as all of its other assets; the Company provides detention, transportation and related services for the United States Government from this facility pursuant to a Use Agreement between the Company and CSC of Tacoma, LLC. The assets of CSC of Tacoma, LLC are owned by CSC of Tacoma, LLC and are included in the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The assets and liabilities of CSC of Tacoma, LLC are recognized on the CSC of Tacoma, LLC balance sheet.

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 4.00% and 4.10%. On October 3, 2011, CSC of Tacoma, LLC made a payment from its restricted cash account of $6.1 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of January 1, 2012, the remaining balance of the debt service requirement relative to the original financing is $19.7 million, of which $6.3 million is classified as current in the accompanying balance sheet.

On December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of January 1, 2012, included in current restricted cash and non-current restricted cash is $7.1 million and $2.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of January 1, 2012.

MCF

MCF, one of the Company’s consolidated variable interest entities, is obligated for the outstanding balance of its 8.47% Revenue Bonds. These bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of January 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding premium of $8.3 million and net of the current portion of $15.8 million. As of January 2, 2011, the aggregate principal amount of these bonds was $93.7 million, excluding premium of $11.4 million and net of the current portion of $14.6 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of January 1, 2012, the debt service reserve fund has a balance of $23.9 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF is in default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium.

As of January 1, 2012, included in current restricted cash and investments and non-current restricted cash and investments is $29.2 million and $19.7 million, respectively, of funds held in trust with respect to MCF for debt service and distributions.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $40.3 million (AUD 39.5 million) and $46.3 million (AUD 45.2 million) at January 1, 2012 and January 2, 2011, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at January 1, 2012, was $5.1 million. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2012	$2,185	$441	$33,266	$—	$18,875	$54,767
2013	2,181	230	35,599	—	33,875	71,885
2014	1,959	168	42,960	—	73,250	118,337
2015	1,932	16	40,117	302,000	214,000	558,065
2016	1,935	4	43,078	—	142,500	187,517
Thereafter	10,907	550,011	40,410	—	—	601,328

	$21,099	$550,870	$235,430	$302,000	$482,500	$1,591,899

Interest imputed on Capital Leases	(6,928)	—	—	—	—	(6,928)
Original issuer’s discount	—	(2,859)	(1,936)	—	(1,538)	(6,333)
Fair value premium on Non-Recourse Debt	—	—	8,304	—	—	8,304
Interest rate swap	—	7,411	—	—	—	7,411
Current portion	(1,084)	(441)	(33,266)	—	(18,875)	(53,666)

Non-current portion	$13,087	$554,981	$208,532	$302,000	$462,087	$1,540,687

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.3 million. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of January 1, 2012.

In addition to the above, the Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $2.5 million, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.4 million as of January 1, 2012, commencing in 2017. The Company has a liability of $2.0 million and $1.8 million related to this exposure included in Other Non-Current Liabilities as of January 1, 2012 and January 2, 2011, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of January 1, 2012 and January 2, 2011, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At January 1, 2012, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $9.9 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £8.3 million, or $12.9 million based on exchange rates as of January 1, 2012, was outstanding as of January 1, 2012. The Company’s maximum exposure relative to the joint venture is its note receivable of $13.1 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

15.	Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2012 and 2050. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2012	$35,826
2013	33,281
2014	25,692
2015	17,486
2016	14,948
Thereafter	48,707

$175,940

The Company’s corporate offices are located in Boca Raton, Florida, under a lease agreement which was amended in October 2011. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania and Boulder, Colorado. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. In addition, in connection with its acquisition of BI, the Company is also now leasing 35 ISAP service centers and eight electronic monitoring field offices. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $35.9 million, $25.4 million and $18.7 million for fiscal years 2011, 2010 and 2009, respectively.

Litigation, Claims and Assessments

On June 22, 2011, a jury verdict for $6.5 million was returned against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. The Company disagrees with the judgment and is pursuing an appeal. A supersedeas bond in the amount of $10.0 million was posted on August 29, 2011 by the insurance company of the State of Pennsylvania. The Company intends to vigorously defend its rights and believes its accrual relative to this judgment is adequate. Under its insurance plan, the Company is responsible for the first $3.0 million of liability. Aside from this amount, which the Company would pay directly from general corporate funds, the Company believes it has insurance coverage for this matter.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.4 million based on exchange rates as of January 1, 2012, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the Kutama Sinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions, which was subsequently appealed by SARS. On March 9, 2011, SARS filed a notice that it would appeal the lower court’s ruling. The Court of Appeals ruled on November 30, 2011 that the disputed expenses are deductible.

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

The nature of the Company’s business exposes it to various types of third-party legal claims or litigation against the Company, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, medical malpractice claims, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, indemnification claims by its customers and other third parties, contractual claims and claims for personal injury or other damages resulting from contact with the Company’s facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, the Company does not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

Collective Bargaining Agreements

The Company had approximately 18% of its workforce covered by collective bargaining agreements at January 1, 2012. Collective bargaining agreements with 8% of employees are set to expire in less than one year.

Contract Terminations

Contracts terminated during the fiscal year ended January 1, 2012 generated aggregate revenue of $48.8 million and a net operating loss of $2.8 million, which includes $3.7 million of depreciation expense and also includes transition costs. The following contracts were terminated during the fiscal year ended January 1, 2012:

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

On July 11, 2011, the Company announced that the State of California decided to implement its Criminal Justice Realignment Plan, which is expected to delegate tens of thousands of low level state offenders to local county jurisdictions in California effective October 1, 2011. As a result of the implementation of the Realignment Plan, the State of California has decided to discontinue contracts with Community Correctional Facilities which currently house low level state offenders across the state. The Company received written notice from the California Department of Corrections and Rehabilitation regarding the cancellation of its agreements for the housing of low level state offenders at three of its facilities: (i) the company-leased 305-bed Leo Chesney Community Correctional Facility which was terminated effective September 30, 2011; (ii) the company-owned 625-bed Central Valley Modified Community Correctional Facility which was terminated effective October 12, 2011; and (iii) the company-owned 643-bed Desert View Modified Community Correctional Facility which terminated effective November 30, 2011. The Company is in the process of actively marketing these facilities to local county agencies in California. Given that most local county jurisdictions in California are presently operating at or above their correctional capacity, the Company is hopeful that it will be able to market these facilities to local county agencies for the housing of low level offenders who will be the responsibility of local county jurisdictions. Included in revenue for the fiscal year ended January 1, 2012 is $26.4 million of revenue related to these terminated contracts.

On July 31, 2011, the Company’s contract for the management of Brooklyn Community Re-entry Center located in Brooklyn, New York terminated.

On September 2, 2011, the Company initiated discussions with the California Department of Corrections & Rehabilitation (“CDCR”) to terminate its management agreement for the operation of the company-owned North Lake Correctional Facility. On September 26, 2011, CDCR notified the Company that its contract would terminate effective October 2, 2011. Included in revenue for the fiscal year ended January 1, 2012 is $2.4 million of revenue related to this terminated contract.

In an effort to consolidate existing Youth Services facilities and to maximize overall utilization, the Company terminated its contracts for the management of Contact Interventions, located in Wauconda, Illinois and the Abraxas Center for Adolescent Females located in Pittsburgh, Pennsylvania. Additionally, the Company’s contract to manage Philadelphia Community-Based Programs located in Philadelphia, Pennsylvania terminated June 30, 2011 due to lack of funding.

On October 3, 2011, the Company exercised the termination clause in its contract for the management of the Frio County Detention Center. Effective December 2, 2011, the Company no longer managed this facility.

The Company is currently marketing approximately 7,700 vacant beds at nine of its idle facilities, including Golden State Medium Community Correctional Facility, to potential customers. The carrying values of these idle facilities totaled $297.3 million as of January 1, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $245.8 million, of which $156.1 million was spent through the end of 2011. The Company estimates the remaining capital requirements related to these capital projects to be approximately $89.7 million, which will be spent through fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2012 and/or 2013 could materially increase.

16.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 as follows (in thousands, except per share data):

Fiscal Year	2011	2010	2009
	(In thousands, except per share data)
Income from continuing operations	$77,463	$62,790	$66,469
Loss (Earnings) attributable to noncontrolling interests	1,162	678	(169)

Income from continuing operations attributable to The GEO Group, Inc.	$78,625	$63,468	$66,300
Basic earnings per share from continuing operations attributable to The GEO Group, Inc.:
Weighted average shares outstanding	63,425	55,379	50,879

Per share amount	$1.24	$1.15	$1.30

Diluted earnings per share from continuing operations attributable to The GEO Group, Inc.:
Weighted average shares outstanding	63,425	55,379	50,879
Diluted effect of equity incentive plans	315	610	1,043

Weighted average shares assuming dilution	63,740	55,989	51,922

Per share amount	$1.23	$1.13	$1.28

For the fiscal year ended January 1, 2012, 105,307 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

For the fiscal year ended January 2, 2011, 25,570 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

For the fiscal year January 3, 2010, 69,492 weighted average shares of stock underlying options and 107 weighted average shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

As of January 1, 2012, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2012, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of January 1, 2012, the Company would have had to pay him $5.8 million including a tax gross-up relating to the retirement payment equal to $2.1 million. During the fiscal year ended January 2, 2011, the Company paid a former executive $4.4 million, including an income tax gross up of $1.6 million, in discounted retirement benefits under the executive’s non-qualified deferred compensation agreement. During the fiscal year ended January 3, 2010, the Company paid a former executive $3.2 million, including an income tax gross up of $1.2 million, in discounted retirement benefits under the executive’s non-qualified deferred compensation agreement. As a result of the payments made to these executives, the Company recognized settlement charges during the fiscal years ended January 2, 2011 and January 3, 2010 of $0.3 million and $0.2 million, respectively. The long-term portion of the pension liability as of January 1, 2012 and January 2, 2011 was $16.7 million and $13.6 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets.

The following table summarizes key information related to the Company’s pension plans and retirement agreements. The table illustrates the reconciliation of the beginning and ending balances of the benefit obligation showing the effects during the periods presented attributable to service cost, interest cost, plan amendments, termination benefits, actuarial gains and losses. The assumptions used in the Company’s calculation of accrued pension costs are based on market information and the Company’s historical rates for employment compensation and discount rates.

	2011	2010
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$13,830	$16,206
Service Cost	645	525
Interest Cost	667	746
Actuarial (Gain) Loss	1,922	986
Benefits Paid	(185)	(4,633)

Projected Benefit Obligation, End of Year	$16,879	$13,830

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	185	4,633
Benefits Paid	(185)	(4,633)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(16,879)	$(13,830)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	—	—
Net Loss	3,531	1,671

Total Pension Cost	$3,531	$1,671

	Fiscal 2011	Fiscal 2010
Components of Net Periodic Benefit Cost
Service Cost	$645	$525
Interest Cost	667	746
Amortization of:
Prior Service Cost	—	41
Net Loss	62	33
Settlements	—	297

Net Periodic Pension Cost	$1,374	$1,642

Weighted Average Assumptions for Expense
Discount Rate	5.50%	5.75%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.29%	4.50%

The amount included in other accumulated comprehensive income as of January 1, 2012 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2012 is $0.2 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2012	$6,249
2013	247
2014	295
2015	340
2016	388
Thereafter	9,360

$16,879

The Company also maintains the GEO Group Inc., Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. Effective December 18, 2009, the Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying consolidated balance sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.3 million, $0.2 million and $0.1 million in fiscal years 2011, 2010 and 2009, respectively. The total liability, including the current portion, for this plan at January 1, 2012 and January 2, 2011 was $8.2 million and $6.2 million, respectively. The liability, excluding current portion of $0.6 million and $0.2 million as of January 1, 2012 and January 2, 2011, respectively, is included in other non-current liabilities in the accompanying consolidated balance sheets.

18.	Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Care segment; and Facility Construction & Design segment. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The Company’s residential treatment services, community-based services, youth services and BI are operating segments aggregated under the GEO Care reporting segment. The GEO Care segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for mental health, residential and non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the

Brooklyn Community Re-entry Center. These facilities now report within the GEO Care segment and are no longer included with U.S. Corrections & Detention. Segment disclosures below reflect these reclassifications for all periods presented and all transactions between segments are eliminated (in thousands).

Fiscal Year	2011	2010	2009
Revenues:
U.S. Corrections & Detention	$970,507	$842,417	$772,497
GEO Care	426,759	213,819	133,387
International Services	215,514	190,477	137,171
Facility Construction & Design	119	23,255	98,035

Total revenues	$1,612,899	$1,269,968	$1,141,090

Depreciation and amortization:
U.S. Corrections & Detention	$55,676	$39,744	$35,855
GEO Care	27,530	6,600	2,003
International Services	2,135	1,767	1,448
Facility Construction & Design	—	—	—

Total depreciation and amortization	$85,341	$48,111	$39,306

Operating Income:
U.S. Corrections & Detention	$218,569	$204,398	$178,329
GEO Care	72,932	27,746	17,958
International Services	14,440	12,311	8,017
Facility Construction & Design	37	2,382	381

Operating income from segments	305,978	246,837	204,685
General and Administrative Expenses	(113,809)	(106,364)	(69,240)

Total operating income	$192,169	$140,473	$135,445

The increase in revenues for U.S. Corrections & Detention and GEO Care in 2011 compared to 2010 is due to the acquisition of Cornell in August 2010 which contributed a full year of revenues to these segments of $160.4 million and $158.7 million, respectively, compared to the partial year in fiscal 2010 of $85.5 million and $65.7 million, respectively. Additionally, in 2011, revenues increased due to the Company’s acquisition of BI and the related monitoring services, contributing revenue of $86.9 million, and re-entry services at the Day Reporting Centers, which contributed revenue of $26.3 million. The Company experienced increases in revenues from International Services in 2011 as a result of positive fluctuations in foreign currency translation as well as from increases in population, increases in the inflationary index and increases related to the opening of Dungavel Immigration Removal Centre. The Company experienced increases in revenues from International Services in 2010 as a result of positive fluctuations in foreign currency translation as well as from its new management contracts for the operation of the Parklea Correctional Centre in Sydney, Australia (“Parklea”) and the Harmondsworth Immigration Removal Centre in London, England (“Harmondsworth”). The Company provided services under these contracts for the full year in 2010 compared to a partial period during 2009.

In 2011, a significant increase in operating income for the U.S. Corrections & Detention and GEO Care reporting segments was the result of the Company’s acquisition of Cornell in August 2010 which contributed a full year of additional operating income of $39.7 million and $34.5 million, respectively compared to a partial year of operating income in 2010 of $15.9 million and $10.9 million, respectively. Additional increases related to GEO Care in 2011, are associated with the Company’s acquisition of BI in February 2011.

	2011	2010
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$2,027,717	$1,849,423
GEO Care	747,656	299,563
International Services	98,449	103,004
Facility Construction & Design	157	26

Total segment assets	$2,873,979	$2,252,016

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

Fiscal Year Ended	2011	2010	2009
	(In thousands)
Operating income from segments	$305,978	$246,837	$204,685
Unallocated amounts:
General and administrative expense	(113,809)	(106,364)	(69,240)
Net interest expense	(68,344)	(34,436)	(23,575)
Costs related to early extinguishment of debt	—	(7,933)	(6,839)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$123,825	$98,104	$105,031

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of January 1, 2012 and January 2, 2011, respectively.

	2011	2010
	(In thousands)
Reportable segment assets	$2,873,979	$2,252,016
Cash	44,753	39,664
Deferred income tax	30,437	30,051
Restricted cash and investments	100,447	90,642

Total assets	$3,049,616	$2,412,373

Geographic Information

During each of the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities and also provides comprehensive healthcare services to several government-operated prisons; (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company managed both the Dungavel House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre as of January 1, 2012 and managed both the Campsfield House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre as of January 2, 2011 and January 3, 2010.

Fiscal Year	2011	2010	2009
	(In thousands)
Revenues:
U.S. operations	$1,397,385	$1,079,491	$1,003,919
Australia operations	164,870	142,648	103,197
South African operations	21,357	19,231	16,843
United Kingdom operations	29,287	28,598	17,131

Total revenues	$1,612,899	$1,269,968	$1,141,090

Long-lived assets:
U.S. operations	$1,700,766	$1,506,666	$994,327
Australia operations	4,469	3,603	2,887
South African operations	334	439	447
United Kingdom operations	602	584	899

Total long-lived assets	$1,706,171	$1,511,292	$998,560

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from GEO Care and from the construction and expansion of new and existing correctional, detention and GEO Care facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2011	2010	2009
	(In thousands)
Revenues:
Corrections & Detention	$1,186,021	$1,032,894	$909,668
GEO Care	426,759	213,819	133,387
Facility Construction & Design	119	23,255	98,035

Total revenues	$1,612,899	$1,269,968	$1,141,090

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2011, 2010 and 2009 includes the operating results from one of the Company’s joint ventures in South Africa, SACS. This joint venture is accounted for under the equity method and the Company’s investment in SACS is presented as a component of other non-current assets in the accompanying consolidated balance sheets.

A summary of financial data for SACS is as follows:

Fiscal Year	2011	2010	2009
	(In thousands)
Statement of Operations Data
Revenues	$48,844	$46,005	$37,736
Operating income	19,613	18,350	14,958
Net income	7,856	8,435	7,034
Balance Sheet Data
Current assets	21,068	40,624	33,808
Noncurrent assets	39,110	50,613	47,453
Current liabilities	3,645	3,552	2,888
Non-current liabilities	45,237	60,129	53,877
Shareholders’ equity	11,296	27,556	24,496

As of January 1, 2012 and January 2, 2011, the Company’s investment in SACS was $5.6 million and $13.8 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2011	2010	2009
Various agencies of the U.S Federal Government:	40%	35%	31%
Various agencies of the State of Florida:	11%	14%	16%

Credit risk related to accounts receivable is reflective of the related revenues.

19.	Income Taxes

The United States and foreign components of income (loss) before income taxes and equity income from affiliates are as follows:

	2011	2010	2009
	(In thousands)
Income before income taxes, equity earnings in affiliates, and discontinued operations
United States	$107,743	$84,531	$96,651
Foreign	16,082	13,573	8,380

	123,825	98,104	105,031

Discontinued operations:
Loss from operation of discontinued business	—	—	(562)

Total	$123,825	$98,104	$104,469

Taxes on income (loss) consist of the following components:

	2011	2010	2009
	(In thousands)
Federal income taxes:
Current	$(474)	$13,316	$24,443
Deferred	36,650	16,070	10,734

	36,176	29,386	35,177

State income taxes:
Current	2,673	2,713	2,889
Deferred	4,803	3,136	310

	7,476	5,849	3,199

Foreign:
Current	4,706	5,562	4,737
Deferred	(433)	(1,265)	(1,034)

	4,273	4,297	3,703

Total U.S. and foreign	47,925	39,532	42,079

Discontinued operations:
Tax benefit from operations of discontinued business	—	—	(216)

Total	$47,925	$39,532	$41,863

A reconciliation of the statutory U.S. federal tax rate 35.0% and the effective income tax rate is as follows:

	2011	2010	2009
	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$43,339	$34,336	$36,761
State income taxes, net of federal tax benefit	4,907	3,671	2,949
Change in contingent tax liabilities	(337)	(2,366)	1,591
Impact of nondeductible transaction costs	65	3,230	283
Other, net	(49)	661	495

Total continuing operations	47,925	39,532	42,079

Discontinued operations:
Tax benefit from operations of discontinued business	—	—	(216)

Provision for income taxes	$47,925	$39,532	$41,863

The components of the net current deferred income tax asset as of January 1, 2012 and January 2, 2011 are as follows:

	2011	2010
	(In thousands)
Accrued liabilities	$21,179	$20,768
Accrued compensation	6,005	5,351
Other, net	1,542	2,996

Total asset	$28,726	$29,115

The components of the net non-current deferred income tax asset as of January 1, 2012 and January 2, 2011 are as follows:

	2011	2010
	(In thousands)
Depreciation	$1,711	$936

Total asset	$1,711	$936

The components of the net non-current deferred income tax liability as of January 1, 2012 and January 2, 2011 are as follows:

	2011	2010
	(In thousands)
Deferred compensation	$9,614	$7,628
Net operating losses	17,541	7,988
Tax credits	6,136	4,414
Deferred loan costs	2,073	2,143
Equity Awards	2,881	2,047
Other, net	1,879	1,187
Bond discount	(657)	(780)
Residual U.S. tax liability on unrepatriated foreign earnings	(3,668)	(3,052)
Valuation allowance	(8,217)	(7,793)
Deferred Rent	(6,212)	(672)
Intangible assets	(72,579)	(29,606)
Depreciation	(74,000)	(38,822)

Total liability	$(125,209)	$(55,318)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2011 and 2010, the Company has a valuation allowance of $8.2 million and $7.8 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $0.3 million during the fiscal year ended January 1, 2012.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At January 1, 2012, $17.0 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of foreign tax credits) of $2.4 million would have to be provided if such earnings were remitted currently.

As of the fiscal year ended January 1, 2012, the Company had $26.6 million of Federal net operating loss carryforwards which begin to expire in 2022 and $99.7 million of combined net operating loss carryforwards in various states which begin to expire in 2012. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the fiscal year ended January 1, 2012, the Company had $10.6 million of foreign operating losses which carry forward indefinitely and $6.9 million of state tax credits which begin to expire in 2012. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options which have been granted under the Company’s stock option plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2011, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the company has recorded a book expense was $3.8 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In thousands)
Balance at Beginning of Period	$9,262	$5,947	$5,889
Additions based on tax positions related to the current year	13	3,251	479
Additions for tax positions of prior years	43	200	4,854
Additions from current year acquisitions	3,848	2,928	—
Reductions for tax positions of prior years	(3,237)	(2,891)	(1,877)
Reductions as result of a lapse of applicable statutes of limitations	(845)	—	—
Settlements	(2,356)	(173)	(3,398)

Balance at End of Period	$6,728	$9,262	$5,947

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $5.1 million of accrued uncertain tax benefits as of January 1, 2012 which is inclusive of the federal tax benefit on state income taxes. The Company anticipates a decrease in the unrecognized tax benefits within 12 months of the reporting date of approximately $0.6 million. Settlements reported in the reconciliation for 2011 include amounts related to federal audit adjustments for the years 2002 through 2005, for which a settlement was finalized in 2011. The accrued uncertain tax balance at January 1, 2012 includes $5.1 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009. The company participates in the voluntary IRS real-time tax audit Compliance Assurance Process (“CAP”) beginning in 2011. The 2009 and 2010 years are under audit as transition years as provided under the IRS CAP program.

During the fourth fiscal quarter of 2009, the IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposed to disallow a deduction that the Company realized during the 2005 tax year. The Company appealed this proposed disallowed deduction with the IRS’s appeals division. In December 2010, the Company reached an agreement with the office of IRS Appeals on the amount of the deduction which is currently being reviewed at a higher level. The Company previously reported that if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. In the second quarter 2011, the matter was resolved with no change.

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

During the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company recognized $0.0 million, $(0.8) million and $0.1 million in interest and penalties, respectively. The Company had accrued $0.4 million and $1.5 million for the payment of interest and penalties at January 1, 2012, and January 2, 2011, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

20.	Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues(1)	$391,766	$407,817	$406,847	$406,469
Operating income(2)	40,890	50,407	51,230	49,642
Net income(3)	16,380	21,163	21,293	18,627
Net income attributable to The GEO Group Inc.	16,790	21,578	21,518	18,739
Net income per common share attributable to The GEO Group Inc.—Basic	$0.26	$0.33	$0.34	$0.30
Net income per common share attributable to The GEO Group Inc.—Diluted	$0.26	$0.33	$0.34	$0.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues(1)	$287,542	$280,095	$327,933	$374,398
Operating income(2)	34,524	33,050	29,524	43,375
Net income	17,708	17,025	5,010	23,047
Net income attributable to The GEO Group Inc.	17,672	17,017	5,281	23,498
Net income per common share attributable to The GEO Group Inc.—Basic	$0.35	$0.35	$0.09	$0.37
Net income per common share attributable to The GEO Group Inc.—Diluted	$0.34	$0.35	$0.09	$0.36

(1)

Revenues increased in First, Second and Third Quarters of 2011 compared to 2010 primarily as a result of the Company’s acquisitions of Cornell and BI in August 2010 and February 2011, respectively. The most significant increase in revenue occurred in Second Quarter 2011 which was the result of the BI acquisition. The Company also activated several projects in 2010 and 2011 which contributed to the increase in revenues in 2011. These activations include: D. Ray James Correctional Facility and Blackwater River Correctional Facility which were both activated in October 2010, Indiana Short Term Offender Program which began operations in March 2011, Adelanto Processing Center East which began operations in August 2011. Revenues for U.S. Corrections & Detention during Third and Fourth Quarters were negatively impacted by our terminated contracts in California. Revenues for International Services during Third and Fourth Quarters 2011 were negatively impacted by the terminated contract for the operation of Campsfield House Immigration Removal Centre offset by the opening of Dungavel House Immigration Removal Centre and positive foreign currency exchange rate fluctuations.

(2)	Operating income in First Quarter 2011 includes aggregate costs of approximately $9.2 million for transaction related expenses associated with the Company’s acquisitions; start-up costs associated with North Lake, Montgomery County Mental Health Treatment Facility and Indiana Short Term Offender Program; and transition costs related to the termination of certain of its management contracts. The Company did not have any material costs associated with acquisitions, project activations or contract terminations in 2010. During Second Quarter 2011, the Company incurred $5.6 million in start-up costs primarily related to the activation of North Lake compared to costs in Second Quarter 2010 associated with the acquisition of Cornell of $2.1 million. Operating income in Third Quarter 2011 was significantly higher than operating income in Third Quarter 2010 due to acquisition related costs incurred in Third Quarter 2010 of approximately $13.5 million that did not reoccur in 2011. In Fourth Quarter 2011, the Company incurred startup costs of approximately $7.1 million primarily related to the activation of Riverbend Correctional Facility and the Company’s joint venture in the United Kingdom compared to costs in Fourth Quarter 2010 of $9.7 million associated with the Cornell Acquisition.

(3)	In addition to the factors discussed in notes (1) and (2) above, net income in Fourth Quarter 2011 was negatively impacted by interest expense which was higher due to the greater outstanding borrowings under the Company’s Senior Credit Facility and also due to the 6.625% Senior Notes which were issued in February 2011. Additionally, the Company’s net income in Fourth Quarter was negatively impacted by the Company’s loss related to GEOAmey, which commenced operations in August 2011. The negative impact of GEOAmey and the increase in outstanding borrowings was partially offset by an increase in operating income for Fourth Quarter 2011.

21.	Subsequent events

On August 12, 2010, the Company acquired the Baker Community Correctional Facility in connection with the Cornell Acquisition. This facility, an asset of the U.S. Corrections & Detention reportable segment, was classified as an Asset Held For Sale as of January 1, 2012, had a carrying value of $0.4 million and was sold in January 2012 for $0.4 million, net of selling costs.

The Company’s Board of Directors determined in February 2012 to adopt a dividend policy. Under the dividend policy, the Company anticipates it will pay quarterly dividends beginning in the fourth quarter of 2012 in the amount of $.10 per share for a total of $.40 per share in annual dividends, subject to capital availability and periodic determinations by the Board of Directors that cash dividends are in the best interests of its shareholders and are in compliance with all laws and the Company’s agreements applicable to the declaration of cash dividends, including the Company’s indentures and Senior Credit Facility.

Contracts terminated after January 1, 2012 generated aggregate revenue during the fiscal year ended January 1, 2012 of $14.4 million and a pre tax operating profit of $4.7 million, which includes $0.8 million of depreciation expense. The following contracts terminated after January 1, 2012:

On or about January 31, 2012, the Company was formally notified by the California Department of Corrections of their intention to exercise the right to terminate the Company’s contract for the management of the Golden State Medium Community Correctional Facility. Effective July 1, 2012, the Company will no longer manage this facility.

In February 2012, the Company was notified that its contract for the management of the Migrant Operations Center in Guantanamo Bay NAS, Cuba would terminate effective March 31, 2012.

22.	Condensed Consolidating Financial Information

As discussed in Note 14, the Company completed a private offering of $300.0 million aggregate principal amount of 6.625% senior unsecured notes due 2021 (such 6.625% Senior Notes collectively with the 7 3/4% Senior Notes issued October 20, 2009, the “Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). BII Holding has been classified in the Condensed Consolidating Financial Information as a guarantor to the Company’s Notes. On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011.

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

(iv) Consolidating entries and eliminations representing adjustments to: (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and (b) eliminate the investments in the Company’s subsidiaries; and

(v) The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,085	$3,155	$26,513	—	$44,753
Restricted cash and investments	—	—	42,535	—	42,535
Accounts receivable, less allowance for doubtful accounts	128,302	141,671	22,810	—	292,783
Deferred income tax assets, net	14,063	10,875	3,788	—	28,726
Prepaid expenses and other current assets	17,315	23,832	10,539	(1,154)	50,532

Total current assets	174,765	179,533	106,185	(1,154)	459,329

Restricted Cash and Investments	8,016	—	49,896	—	57,912
Property and Equipment, Net	620,821	834,513	250,837	—	1,706,171
Assets Held for Sale	3,083	1,280	—	—	4,363
Direct Finance Lease Receivable	—	—	32,146	—	32,146
Intercompany Receivable	386,026	14,305	14,028	(414,359)	—
Deferred Income Tax Assets, Net	—		1,711		1,711
Goodwill	34	507,272	760	—	508,066
Intangible Assets, Net	—	198,477	1,865	—	200,342
Investment in Subsidiaries	1,349,188	9,784	—	(1,358,972)	—
Other Non-Current Assets	40,695	73,480	31,022	(65,621)	79,576

	$2,582,628	$1,818,644	$488,450	$(1,840,106)	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,162	$18,549	$3,942	—	$69,653
Accrued payroll and related taxes	3,223	18,417	17,002	—	38,642
Accrued expenses	69,756	33,504	24,751	(1,154)	126,857
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,037	1,363	33,266	—	53,666

Total current liabilities	139,178	71,833	78,961	(1,154)	288,818

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	14,027	378,005	22,327	(414,359)	—
Other Non-Current Liabilities	29,384	28,654	63,964	(65,621)	56,381
Capital Lease Obligations	—	13,087	—	—	13,087
Long-Term Debt	1,318,639	429	—	—	1,319,068
Non-Recourse Debt	—	—	208,532	—	208,532
Commitments & Contingencies
Total Shareholders’ Equity	1,038,521	1,244,340	114,632	(1,358,972)	1,038,521

	$2,582,628	$1,818,644	$488,450	$(1,840,106)	$3,049,616

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,614	$221	$36,829	—	$39,664
Restricted cash and investments	—	—	41,150	—	41,150
Accounts receivable, less allowance for doubtful accounts	121,749	130,197	23,832	—	275,778
Deferred income tax assets, net	15,191	9,797	4,127	—	29,115
Prepaid expenses and other current assets	12,325	23,222	9,256	(8,426)	36,377

Total current assets	151,879	163,437	115,194	(8,426)	422,084

Restricted Cash and Investments	6,168	—	43,324	—	49,492
Property and Equipment, Net	433,219	867,046	211,027	—	1,511,292
Assets Held for Sale	3,083	6,887	—	—	9,970
Direct Finance Lease Receivable	—	—	37,544	—	37,544
Intercompany Receivable	203,703	14,380	1,805	(219,888)	—
Deferred Income Tax Assets, Net	—	—	936		936
Goodwill	34	235,798	762	—	236,594
Intangible Assets, Net	—	85,384	2,429	—	87,813
Investment in Subsidiaries	1,184,297	—	—	(1,184,297)	—
Other Non-Current Assets	24,020	45,820	28,558	(41,750)	56,648

	$2,006,403	$1,418,752	$441,579	$(1,454,361)	$2,412,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$57,015	$13,254	$3,611	—	$73,880
Accrued payroll and related taxes	6,535	10,965	15,861	—	33,361
Accrued expenses	55,081	38,193	33,624	(8,426)	118,472
Current portion of capital lease obligations, long-term debt and non-recourse debt	9,500	782	31,292	—	41,574

Total current liabilities	128,131	63,194	84,388	(8,426)	267,287

Deferred Income Tax Liabilities	15,874	39,424	20	—	55,318
Intercompany Payable	1,805	199,994	18,089	(219,888)	—
Other Non-Current Liabilities	22,767	25,839	40,006	(41,750)	46,862
Capital Lease Obligations	—	13,686	—	—	13,686
Long-Term Debt	798,336	—	—	—	798,336
Non-Recourse Debt	—	—	191,394	—	191,394
Commitments & Contingencies
Total Shareholders’ Equity	1,039,490	1,076,615	107,682	(1,184,297)	1,039,490

	$2,006,403	$1,418,752	$441,579	$(1,454,361)	$2,412,373

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$589,250	$876,450	$234,468	$(87,269)	$1,612,899
Operating Expenses	534,464	589,967	184,418	(87,269)	1,221,580
Depreciation and Amortization	20,935	56,865	7,541	—	85,341
General and Administrative Expenses	39,445	58,669	15,695	—	113,809

Operating Income (Loss)	(5,594)	170,949	26,814	—	192,169
Interest Income	29,087	2,614	6,462	(31,125)	7,038
Interest Expense	(61,447)	(30,724)	(14,336)	31,125	(75,382)

Income (Loss) Before Income Taxes and Equity in Earnings of Affiliates	(37,954)	142,839	18,940	—	123,825
Provision (Benefit) for Income Taxes	(14,517)	55,427	7,015	—	47,925
Equity in Earnings of Affiliates, net of income tax provision	—	—	1,563	—	1,563

Income (Loss) Before Equity Income of Consolidated Subsidiaries	(23,437)	87,412	13,488	—	77,463
Income from Consolidated Subsidiaries, net of income tax provision	100,900	—	—	(100,900)	—

Net Income	77,463	87,412	13,488	(100,900)	77,463
Net Loss Attributable to Noncontrolling Interests	—	—	—	1,162	1,162

Net Income Attributable to The GEO Group, Inc.	$77,463	$87,412	$13,488	$(99,738)	$78,625

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended January 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$589,009	$522,526	$226,005	$(67,572)	$1,269,968
Operating Expenses	518,387	344,046	180,159	(67,572)	975,020
Depreciation and Amortization	17,011	25,787	5,313	—	48,111
General and Administrative Expenses	46,840	41,552	17,972	—	106,364

Operating Income	6,771	111,141	22,561	—	140,473
Interest Income	5,309	1,326	5,836	(6,200)	6,271
Interest Expense	(29,484)	(6,126)	(11,297)	6,200	(40,707)
Loss on Extinguishment of Debt	(7,933)	—	—	—	(7,933)

Income (Loss) Before Income Taxes and Equity in Earnings of Affiliates	(25,337)	106,341	17,100	—	98,104
Provision (Benefit) for Income Taxes	(6,775)	41,090	5,217	—	39,532
Equity in Earnings of Affiliates, net of income tax provision	—	—	4,218	—	4,218

Income (Loss) Before Equity Income of Consolidated Subsidiaries	(18,562)	65,251	16,101	—	62,790
Income from Consolidated Subsidiaries, net of income tax provision	81,352			(81,352)	—

Net Income	62,790	65,251	16,101	(81,352)	62,790
Net Loss Attributable to Noncontrolling Interests	—	—	—	678	678

Net Income Attributable to The GEO Group, Inc.	$62,790	$65,251	$16,101	$(80,674)	$63,468

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended January 3, 2010
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$620,271	$335,588	$235,747	$(50,516)	$1,141,090
Operating Expenses	523,820	218,679	205,116	(50,516)	897,099
Depreciation and Amortization	17,877	17,128	4,301	—	39,306
General and Administrative Expenses	36,042	19,500	13,698	—	69,240

Operating Income	42,532	80,281	12,632	—	135,445
Interest Income	202	12	4,729	—	4,943
Interest Expense	(19,709)	—	(8,809)	—	(28,518)
Loss on Extinguishment of Debt	(6,839)	—	—	—	(6,839)

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	16,186	80,293	8,552	—	105,031
Provision for Income Taxes	6,439	31,937	3,703	—	42,079
Equity in Earnings of Affiliates, net of income tax provision	—	—	3,517		3,517

Income from Continuing Operations Before Equity Income of Consolidated Subsidiaries	9,747	48,356	8,366	—	66,469
Income from Consolidated Subsidiaries, net of income tax provision	56,722			(56,722)	—

Income from Continuing Operations	66,469	48,356	8,366	(56,722)	66,469
Loss from Discontinued Operations, net of income tax provision	(346)	(193)	—	193	(346)

Net Income	66,123	48,163	8,366	(56,529)	66,123
Net Loss Attributable to Noncontrolling Interests	—	—	—	(169)	(169)

Net Income Attributable to The GEO Group, Inc.	$66,123	$48,163	$8,366	$(56,698)	$65,954

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$176,913	$25,877	$(13,878)	$188,912

Cash Flow from Investing Activities:
Acquisitions, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	1,450	33	1,483
Proceeds from sale of assets held for sale	—	7,121	—	7,121
Change in restricted cash and investments	—	—	(9,826)	(9,826)
Capital expenditures	(192,339)	(30,239)	(2,135)	(224,713)

Net cash used in investing activities	(601,946)	(21,668)	(11,928)	(635,542)

Cash Flow from Financing Activities:
Payments on long-term debt	(257,210)	(1,275)	(31,347)	(289,832)
Proceeds from long-term debt	782,247	—	53,148	835,395
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Payments for purchases of treasury shares	(74,982)	—	—	(74,982)
Proceeds from the exercise of stock options	2,446	—	—	2,446
Income tax benefit of equity compensation	465	—	—	465
Debt issuance costs	(15,462)	—	—	(15,462)

Net cash provided by (used in) financing activities	437,504	(1,275)	17,789	454,018

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,299)	(2,299)

Net Increase in Cash and Cash Equivalents	12,471	2,934	(10,316)	5,089
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$15,085	$3,155	$26,513	$44,753

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 2, 2011
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by operating activities	$75,651	$10,922	$39,629	$126,202

Cash Flow from Investing Activities:
Cornell acquisition, cash consideration, net of cash acquired	(260,255)	—	—	(260,255)
Just Care purchase price adjustment	—	(41)	—	(41)
Proceeds from sale of property and equipment	—	528	—	528
Change in restricted cash	—	—	(11,432)	(11,432)
Capital expenditures	(80,016)	(15,801)	(1,244)	(97,061)

Net cash used in investing activities	(340,271)	(15,314)	(12,676)	(368,261)

Cash Flow from Financing Activities:
Proceeds from long-term debt	726,000	—	—	726,000
Payments on long-term debt	(386,285)	(720)	(10,440)	(397,445)
Income tax benefit of equity compensation	3,926	—	—	3,926
Debt issuance costs	(8,400)	—	—	(8,400)
Payments for purchase of treasury shares	(80,000)	—	—	(80,000)
Payments on retirement of common stock	(7,078)	—	—	(7,078)
Proceeds from the exercise of stock options	6,695	—	—	6,695

Net cash provided by (used in) financing activities	254,858	(720)	(10,440)	243,698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,169	4,169

Net Increase (Decrease) in Cash and Cash Equivalents	(9,762)	(5,112)	20,682	5,808
Cash and Cash Equivalents, beginning of period	12,376	5,333	16,147	33,856

Cash and Cash Equivalents, end of period	$2,614	$221	$36,829	$39,664

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 3, 2010
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$(5,448)	$119,792	$16,761	$131,105

Cash Flow from Investing Activities:
Just Care acquisition, cash consideration, net of cash acquired	—	(38,386)	—	(38,386)
Proceeds from sale of property and equipment	150	29	—	179
Dividends from subsidiary	7,400	—	(7,400)	—
Change in restricted cash	—	—	2,713	2,713
Capital expenditures	(72,379)	(75,556)	(1,844)	(149,779)

Net cash used in investing activities	(64,829)	(113,913)	(6,531)	(185,273)

Cash Flow from Financing Activities:
Cash dividends to noncontrolling interests	—	—	(176)	(176)
Proceeds from long-term debt	333,000	—	—	333,000
Payments on long-term debt	(252,678)	(676)	(14,120)	(267,474)
Income tax benefit of equity compensation	601	—	—	601
Debt issuance costs	(17,253)	—	—	(17,253)
Termination of interest rate swap agreements	1,719	—	—	1,719
Proceeds from the exercise of stock options	1,457	—	—	1,457

Net cash provided by (used in) financing activities	66,846	(676)	(14,296)	51,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,495	4,495

Net Increase (Decrease) in Cash and Cash Equivalents	(3,431)	5,203	429	2,201
Cash and Cash Equivalents, beginning of period	15,807	130	15,718	31,655

Cash and Cash Equivalents, end of period	$12,376	$5,333	$16,147	$33,856

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

On February 10, 2011, we acquired BII Holding, at which time BII Holding and its subsidiaries became our subsidiaries. See Note 2 to the consolidated financial statements contained in this Annual Report for further details of the transaction. We are currently in the process of assessing and integrating BII Holding’s internal controls over financial reporting into our financial reporting systems. Management’s assessment of internal control over financial reporting at January 1, 2012, excludes the operations of BII Holding as allowed by SEC guidance related to internal controls of recently acquired entities. Management will include the operations of BII Holding in its assessment of internal control over financial reporting within one year from the date of acquisition.

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Annual Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of January 1, 2012.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of January 1, 2012.

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

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 161

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description

2.1	—	Agreement and Plan of Merger, dated as of August 28, 2009 by and among Just Care, Inc., GEO Care, Inc. and GEO Care Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 3, 2009)

2.2	—	Agreement and Plan of Merger, dated as of April 18, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on April 20, 2010)

2.3	—	Amendment to Agreement and Plan of Merger, dated as of July 22, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1A of the Company’s report on Form 8-K, filed on July 22, 2010).

2.4	—	Agreement and Plan of Merger, dated as of December 21, 2010, by and among The GEO Group, Inc., GEO Acquisition IV, Inc., BII Holding Corporation, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 28, 2010)

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)

3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.6	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on May 6, 2011)

4.1	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on July 29, 2003)

4.2	—	Indenture dated as of October 20, 2009 among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/4% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 20, 2009)

4.3	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011)

10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†

10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.7	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†

10.8	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-Q, filed on May 15, 2002)†

10.9	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.10	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and Wayne H. Calabrese (incorporated herein by reference to Exhibit 10.19 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.11	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.12	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.13	—	The Geo Group, Inc. Senior Management Performance Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K, filed on March 2, 2011).†

10.14	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K January 7, 2009)†

10.15	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K January 7, 2009)†

10.16	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K January 7, 2009)†

10.17	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.18	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.20	—	Credit Agreement dated as of August 4, 2010 between the Company, as Borrower, certain of GEO’s subsidiaries, as Grantors and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.44 to the Company’s report on Form 8-K/A, filed on December 27, 2010) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.21	—	Voting Agreement, dated as of April 18, 2010, by and among The Company, Inc. and certain stockholders of Cornell Companies, Inc. named therein (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on April 20, 2010)

10.22	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8 (File No. 333-169198)).†

10.23	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011).†

10.24	—	Voting Agreement, dated as of December 21, 2010, by and among the Company, Inc., GEO Acquisition IV, Inc. and certain stockholders of BII Holding Corporation (incorporated by reference to Exhibit 10.47 to the Company’s report on Form 8-K, filed on December 28, 2010)

10.25	—	Registration Rights Agreement, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc. as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 16, 2011).

10.26	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010).†

10.27	—	First Amendment to Second Amended and Restated Executive Employment Agreement, effective March 1, 2011, by and between the Company and George C. Zoley (incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.28	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.29	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.30	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.31		Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.32		First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.33		Amendment No. 1, dated as of February 8, 2011, to the Credit Agreement between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-Q, filed on May 10, 2011) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.34		Amendment No. 2, dated as of May 2, 2011, to the Credit Agreement dated as of August 4, 2010 between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 6, 2011)

10.35		Series A-2 Incremental Loan Agreement, dated as of February 8, 2011, between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q, filed on May 10, 2011) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.36		Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008)*†

10.37		Amendment to The GEO Group, Inc. Executive Retirement Plan*†

10.38		The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008)*†

10.39		Amendment to The GEO Group, Inc. Deferred Compensation Plan*†

10.40		Amendment to The GEO Group, Inc. Deferred Compensation Plan*†

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE C. ZOLEY George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 1, 2012

/s/ BRIAN R. EVANS Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	March 1, 2012

/s/ RONALD A. BRACK Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 1, 2012

/s/ CLARENCE E. ANTHONY Clarence E. Anthony	Director	March 1, 2012

/s/ NORMAN A. CARLSON Norman A. Carlson	Director	March 1, 2012

/s/ ANNE N. FOREMAN Anne N. Foreman	Director	March 1, 2012

/s/ RICHARD H. GLANTON Richard H. Glanton	Director	March 1, 2012

/s/ CHRISTOPHER C. WHEELER Christopher C. Wheeler	Director	March 1, 2012

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 1, 2012, January 2, 2011, and January 3, 2010

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED JANUARY 1, 2012:
Allowance for doubtful accounts	$1,308	$1,812	$3	$(670)	$2,453
YEAR ENDED JANUARY 2, 2011:
Allowance for doubtful accounts	$429	$932	$—	$(53)	$1,308
YEAR ENDED JANUARY 3, 2010:
Allowance for doubtful accounts	$625	$485	$(346)	$(335)	$429
YEAR ENDED JANUARY 1, 2012:
Asset Replacement Reserve	$—	$—	$—	$—	$—
YEAR ENDED JANUARY 2, 2011:
Asset Replacement Reserve	$—	$—	$—	$—	$—
YEAR ENDED JANUARY 3, 2010:
Asset Replacement Reserve	$623	$(613)	$—	$(10)	$—