Form 10-Q
period 2012-04-01
GEO GROUP INC
filed 2012-05-10
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2012

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

As of May 1, 2012, the registrant had 61,435,392 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEKS ENDED

APRIL 1, 2012 AND APRIL 3, 2011

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Revenues	$412,342	$391,766
Operating expenses	319,128	299,286
Depreciation and amortization	23,215	18,802
General and administrative expenses	27,441	32,788

Operating income	42,558	40,890
Interest income	1,807	1,569
Interest expense	(20,807)	(16,961)

Income before income taxes and equity in earnings of affiliates	23,558	25,498
Provision for income taxes	9,247	9,780
Equity in earnings of affiliates, net of income tax provision of $321 and $1,024	748	662

Net income	15,059	16,380
Net (income) loss attributable to noncontrolling interests	(34)	410

Net income attributable to The GEO Group, Inc.	$15,025	$16,790

Weighted-average common shares outstanding:
Basic	60,768	64,291

Diluted	60,929	64,731

Income per Common Share Attributable to The GEO Group, Inc. — Basic	$0.25	$0.26

Income per Common Share Attributable to The GEO Group, Inc. — Diluted	$0.25	$0.26

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax provision of $320 and $152, respectively	$1,926	$473
Pension liability adjustment, net of tax benefit of $19 and $6, respectively	30	9
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax (provision) benefit of $(17) and $97, respectively	31	(177)

Total other comprehensive income, net of tax	1,987	305
Total comprehensive income	17,046	16,685
Comprehensive (income) loss attributable to noncontrolling interests	(62)	417

Comprehensive income attributable to The GEO Group, Inc.	$16,984	$17,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

APRIL 1, 2012 AND JANUARY 1, 2012

(In thousands, except share data)

	April 1, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,999	$44,753
Restricted cash and investments (including VIEs[1] of $29,373 and $35,435, respectively)	38,398	42,535
Accounts receivable, less allowance for doubtful accounts of $2,829 and $2,453	282,902	292,783
Deferred income tax assets, net	28,726	28,726
Prepaid expenses and other current assets	31,380	50,532

Total current assets	430,405	459,329

Restricted Cash and Investments (including VIEs of $33,624 and $38,930, respectively)	61,379	57,912
Property and Equipment, Net (including VIEs of $161,440 and $162,665, respectively)	1,717,091	1,706,171
Assets Held for Sale	5,505	4,363
Direct Finance Lease Receivable	31,077	32,146
Deferred Income Tax Assets, Net	1,711	1,711
Goodwill	508,076	508,066
Intangible Assets, Net	195,652	200,342
Other Non-Current Assets	83,322	79,576

Total Assets	$3,034,218	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,830	$69,653
Accrued payroll and related taxes	48,660	38,642
Accrued expenses	111,984	126,857
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $21,000 and $20,770, respectively)	56,020	53,666

Total current liabilities	272,494	288,818

Deferred Income Tax Liabilities	125,209	125,209
Other Non-Current Liabilities	59,142	56,381
Capital Lease Obligations	12,719	13,087
Long-Term Debt	1,312,832	1,319,068
Non-Recourse Debt (including VIEs of $102,442 and $108,335, respectively)	201,653	208,532
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,439,378 and 85,185,158 issued and 61,435,392 and 61,181,172 outstanding, respectively	854	852
Additional paid-in capital	728,061	727,297
Retained earnings	521,789	507,170
Accumulated other comprehensive income	3,889	1,930
Treasury stock 24,003,986 shares at cost	(214,031)	(214,031)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,040,562	1,023,218
Noncontrolling interests	9,607	15,303

Total shareholders’ equity	1,050,169	1,038,521

Total Liabilities and Shareholders’ Equity	$3,034,218	$3,049,616

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED

APRIL 1, 2012 AND APRIL 3, 2011

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Cash Flow from Operating Activities:
Net Income	15,059	$16,380
Net (income) loss attributable to noncontrolling interests	(34)	410

Net income attributable to The GEO Group, Inc.	15,025	16,790
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	23,215	18,802
Amortization of debt issuance costs, discount and/or premium	690	226
Restricted stock expense	1,016	738
Stock option plan expense	490	1,323
Provision for doubtful accounts	403	407
Equity in earnings of affiliates, net of tax	(748)	(662)
Income tax provision (benefit) of equity compensation	342	(172)
Loss on sale of property and equipment	323	132
Dividends received from unconsolidated joint venture	—	5,402
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	29,455	29,142
Changes in accounts payable, accrued expenses and other liabilities	(1,351)	(3,051)

Net cash provided by operating activities	68,860	69,077

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	—	(409,607)
Proceeds from sale of property and equipment	158	250
Proceeds from sale of assets held for sale	297	—
Change in restricted cash and investments	791	3,199
Capital expenditures	(48,832)	(38,696)

Net cash used in investing activities	(47,586)	(444,854)

Cash Flow from Financing Activities:
Payments on long-term debt	(64,075)	(21,666)
Proceeds from long-term debt	53,000	461,000
Distribution to noncontrolling interests	(5,758)	(4,012)
Proceeds from the exercise of stock options	231	983
Payments for retirement of common stock	(1,035)	—
Income tax (provision) benefit of equity compensation	(342)	172
Debt issuance costs	(44)	(9,277)

Net cash (used in) provided by financing activities	(18,023)	427,200
Effect of Exchange Rate Changes on Cash and Cash Equivalents	995	(5,193)

Net Increase in Cash and Cash Equivalents	4,246	46,230
Cash and Cash Equivalents, beginning of period	44,753	39,664

Cash and Cash Equivalents, end of period	$48,999	$85,894

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$8,239	$21,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”), is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services domestically and internationally. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of April 1, 2012, the Company’s worldwide operations included the management and/or ownership of approximately 79,000 beds at 113 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s Consolidated Statement of Comprehensive Income for the thirteen weeks ended April 3, 2011 includes a stub period for BII Holding Corporation, the indirect owner of 100% of the equity interests of B.I. Incorporated (“BI”) which the Company acquired on February 10, 2011. If the financial results of BI had been included for the entire thirteen weeks ended April 3, 2011, the Company’s revenue and net income attributable to GEO, on a pro forma basis, would have been $405.4 million and $20.1 million, respectively.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012 for the fiscal year ended January 1, 2012. Additional information may be obtained by referring to the Company’s Form 10-K (File No. 001-14260). In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen weeks ended April 1, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2012.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed. Changes in goodwill from January 1, 2012 to April 1, 2012 are related to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations and also in connection with the purchase of additional shares in the Company’s consolidated South African joint venture. During the thirteen weeks ended April 1, 2012, the Company performed the annual impairment test on the BI trade name, an indefinite lived intangible asset, and determined that the fair value of the trade name exceeded the carrying value; as such, no impairment charge was recorded. Changes in gross carrying amount from January 1, 2012 are related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements, the BI trade name and technology as follows (in thousands):

	April 1, 2012			January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	$158,707	$(26,257)	$132,450	$158,604	$(22,985)	$135,619
Covenants not to compete	8,570	(7,110)	1,460	8,570	(6,347)	2,223
Technology	21,200	(3,458)	17,742	21,200	(2,700)	18,500
Trade name	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets	$232,477	$(36,825)	$195,652	$232,374	$(32,032)	$200,342

Amortization expense relative to the Company’s finite lived intangible assets was $4.8 million and $4.1 million, respectively, for the thirteen weeks ended April 1, 2012 and April 3, 2011. As of April 1, 2012, the weighted average period before the next contract renewal or extension for all of the facility management contracts was approximately 1.4 years.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2012 through fiscal year 2016 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2012	$13,322
2013	15,203
2014	14,987
2015	14,957
2016	14,864
Thereafter	78,319

$151,652

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets carried at fair value and measured on a recurring basis as of April 1, 2012 and January 1, 2012 (in thousands):

		Fair Value Measurements at April 1, 2012
	Total Carrying Value at April 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,258	$—	$7,258	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$35,656	$—	$35,656	$—
Rabbi Trust	$8,711	$6,585	$2,126	$—
Fixed income securities	$2,048	$—	$2,048	$—

		Fair Value Measurements at January 1, 2012
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,440	$—	$7,440	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$33,821	$—	$33,821	$—
Rabbi Trust	$8,016	$5,898	$2,118	$—
Fixed income securities	$2,013	$—	$2,013	$—

The Company’s Level 1 investment included in the tables above as of April 1, 2012 and January 1, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of April 1, 2012 and January 1, 2012 consist of an interest rate swap asset held by the Company’s Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and an Investment Repurchase Agreement (“Repo Agreement”) related to Municipal Correctional Finance, L.P. (“MCF”), the Company’s consolidated VIE. As of April 1, 2012, the Repo Agreement consisted of guaranteed investments of $23.8 million and $11.9 million for the debt service reserve fund and the bond fund payment account, respectively. As of January 1, 2012 the Repo Agreement consisted of guaranteed investments of $23.9 million and $9.9 million for the debt service reserve fund and the bond fund payment account, respectively. The Repo Agreement is considered a Level 2 restricted investment since its fair value is estimated by using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheet reflects certain financial assets and liabilities at carrying value. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at April 1, 2012 and January 1, 2012 (in thousands):

		Estimated Fair Value Measurements at April 1, 2012
	Carrying Value as of April 1, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48,999	$48,999	$48,999	$—	$—
Restricted cash	49,668	49,668	49,668	—	—
Liabilities:
Borrowings under Senior Credit Facility	$778,797	$783,144	$—	$783,144	$—
7 3/4% Senior Notes	247,238	269,845	—	269,845	—
6.625% Senior Notes	300,000	314,439	—	314,439	—
Non-recourse debt, Australian subsidiary	39,443	40,770	—	40,770	—
Other non-recourse debt, including current portion	195,894	200,152	—	200,152	—

		Estimated Fair Value Measurements at January 1, 2012
	Carrying Value as of January 1, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$44,753	$44,753	$44,753	$—	$—
Restricted cash	52,868	52,868	52,868	—	—
Liabilities:
Borrowings under Senior Credit Facility	$782,962	$785,917	$—	$785,917	$—
7 3/4% Senior Notes	247,141	262,033	—	262,033	—
6.625% Senior Notes	300,000	300,375	—	300,375	—
Non-recourse debt, Australian subsidiary	40,345	41,347	—	41,347	—
Other non-recourse debt, including current portion	201,453	206,712	—	206,712	—

The fair values of the Company’s Cash and cash equivalents, and restricted cash approximates the carrying values of these assets at April 1, 2012 and January 1, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”) and the 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity
Balance January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521
Stock option and restricted stock award transactions	324	3	228						231
Tax provision related to equity compensation			(342)						(342)
Stock based compensation expense			1,506						1,506
Cancellation of restricted stock	(12)	—	—						—
Retirement of common stock	(58)	(1)	(628)	(406)					(1,035)
Distribution to noncontrolling interest								(5,758)	(5,758)
Total comprehensive income				15,025	1,959			62	17,046

Balance April 1, 2012	61,435	$854	$728,061	$521,789	$3,889	24,004	$(214,031)	$9,607	$1,050,169

6. EQUITY INCENTIVE PLANS

As of April 1, 2012, under the 2006 Plan, the Company had 1,473,154 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 671,054 shares were available for the issuance of awards other than stock options. During the thirteen weeks ended April 1, 2012, the Company repurchased and retired 57,457 of employee equity awards.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company Plans is as follows for the thirteen weeks ended April 1, 2012:

Fiscal Year	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2012	1,601	$19.44	6.73	$2,778
Options granted	—	—
Options exercised	(44)	5.26
Options forfeited/canceled/expired	(25)	22.70

Options outstanding at April 1, 2012	1,532	$19.80	6.57	$3,150

Options exercisable at April 1, 2012	1,040	$18.20	5.70	$3,070

The Company did not grant any stock options during the thirteen weeks ended April 1, 2012. During the fiscal year ended January 1, 2012, the Company granted 554,350 stock options to its employees with an aggregate fair value of $5.4 million and a weighted average exercise price of $24.71. During the fiscal year ended January 1, 2012, 297,406 shares of common stock were issued to employees as a result of option exercises. For the thirteen weeks ended April 1, 2012 and April 3, 2011, the amount of stock-based compensation expense related to stock options was $0.5 million and $1.3 million respectively. As of April 1, 2012, the Company had $3.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period. A summary of the activity of restricted stock outstanding is as follows for the thirteen weeks ended April 1, 2012:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2012	442	$23.32
Granted	280	17.56
Vested	(108)	24.60
Forfeited/canceled	(7)	25.11

Restricted stock outstanding at April 1, 2012	607	$20.63

During the thirteen weeks ended April 1, 2012, the Company issued 280,000 restricted stock awards to its Directors and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ending December 30, 2012. During the fiscal year ended January 1, 2012, the Company issued 381,010 restricted stock awards to its Directors and certain senior employees. Of these awards, 205,000 were performance based awards for which the targeted revenue was achieved for the fiscal year ended January 1, 2012. The Company’s performance based awards vest over a three year period from the date of the award if the targeted revenue is achieved. The aggregate fair value of the awards issued during the thirteen weeks ended April 1, 2012 and the fiscal year ended January 1, 2012, based on the closing price of the Company’s common stock on the respective grant dates, was $4.9 million and $9.3 million, respectively.

During the fiscal year ended January 1, 2012, 94,530 shares of common stock were issued to employees as a result of the satisfaction of vesting requirements. For the thirteen weeks ended April 1, 2012 and April 3, 2011, the Company recognized $1.0 million and $0.7 million, respectively, of compensation expense related to its restricted stock awards. As of April 1, 2012, the Company had $11.0 million of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

On July 9, 2011, the Company adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The Plan was approved by the Company’s Compensation Committee and its Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions will be used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Plan, subject to approval by the Company’s shareholders, specifies that the share purchases will begin on June 29, 2012. The Company will offer up to 500,000 shares of its common stock for sale to eligible employees. Refer to Note 15 - Subsequent Events.

7. EARNINGS PER SHARE

Stock repurchase program

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of the Company’s common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 1, 2012, the Company purchased 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. There were no repurchases of common stock under the stock repurchase program during the thirteen weeks ended April 1, 2012.

Earnings per share

Basic earnings per share is computed by dividing the net income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen weeks ended April 1, 2012 and April 3, 2011 as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Net income	$15,059	$16,380
Net loss attributable to noncontrolling interests	(34)	410

Income attributable to The GEO Group, Inc.	15,025	16,790
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,768	64,291

Per share amount	$0.25	0.26

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,768	64,291
Effect of dilutive securities: Stock options and restricted stock	161	440

Weighted average shares assuming dilution	60,929	64,731

Per share amount	$0.25	$0.26

For the thirteen weeks ended April 1, 2012, 202,094 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 1,262 shares of restricted stock were anti-dilutive.

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

As of April 1, 2012, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net losses, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $0.2 million and $1.0 million during the thirteen weeks ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012 and January 1, 2012, the swap assets’ fair values were $7.2 million and $7.4 million, respectively and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended April 1, 2012 or April 3, 2011.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gain (loss), net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.0 million and $(0.2) million for the thirteen weeks ended April 1, 2012 and April 3, 2011, respectively. The total value of the swap asset as of April 1, 2012 and January 1, 2012 was $0.1 million and $0.0 million, respectively, and is recorded as a component of other assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

9. VARIABLE INTEREST ENTITIES

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

The Company consolidates STLDC, a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of April 1, 2012 and January 1, 2012 was $26.3 million and $26.4 million, respectively and is included in Property and Equipment in the accompanying consolidated balance sheets.

MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from certain wholly owned subsidiaries of Cornell Companies, Inc. (“Cornell”), a wholly owned GEO subsidiary, and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016. Under the terms of the Lease, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. MCF’s sole source of revenue is from the Company and as such the Company has the power to direct the activities of the VIE that most significantly impact its performance. The Company’s risk is generally limited to the rental obligations under the operating leases. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation. MCF maintains separate financial statements and all of the assets to which MCF has title are included therein. It should be noted that even though the Company consolidates MCF for accounting purposes, this VIE is a separate entity owned by unrelated third parties. MCF’s assets and credit are not available to satisfy the debts and other obligations of the Company. See Note 15 - Subsequent Events.

The Company does not consolidate its 50% owned South African joint venture in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the KutamaSinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $7.3 million at April 1, 2012 and its guarantees related to SACS discussed in Note 10 - Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”), GEO Amey PECS Limited (“GEOAmey”) and Amey UK PLC (“Amey Guarantor”) to form a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $19.2 million as of April 1, 2012, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of April 1, 2012, $16.8 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. The Company has recorded $0.5 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen weeks ended April 1, 2012, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of comprehensive income.

10. DEBT

Debt outstanding as of April 1, 2012 and January 1, 2012 consisted of the following (in thousands):

	April 1, 2012	January 1, 2012
Capital Lease Obligations	$13,907	$14,171
Senior Credit Facility:
Term loans	478,250	482,500
Discount on term loan	(1,453)	(1,538)
Revolver	302,000	302,000

Total Senior Credit Facility	778,797	782,962
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Discount on Notes	(2,762)	(2,859)
Swap on Notes	7,180	7,411

Total 7 3/4% Senior Notes	254,418	254,552
Non-Recourse Debt :
Non-Recourse Debt	229,558	235,430
Premium on Non-Recourse Debt	7,583	8,304
Discount on Non-Recourse Debt	(1,804)	(1,936)

Total Non-Recourse Debt	235,337	241,798
Other debt	765	870

Total debt	1,583,224	1,594,353
Current portion of capital lease obligations, long-term debt and non-recourse debt	(56,020)	(53,666)
Capital Lease Obligations, long-term portion	(12,719)	(13,087)
Non-Recourse Debt	(201,653)	(208,532)

Long-Term Debt	$1,312,832	$1,319,068

Senior Credit Facility

As of April 1, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A due August 2015 (“Term Loan A”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 due August 2015 (“Term Loan A-2”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B due August 2016 (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (iv) a $500.0 million Revolving Credit Facility due August 2015 (“Revolver”) currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015.

As of April 1, 2012, the Company had $476.8 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $302.0 million in borrowings under the Revolver, approximately $57.1 million in letters of credit and $140.9 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of April 1, 2012 was 3.4%.

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

The Senior Credit Facility requires the Company to meet certain financial covenants, including a maximum Total Leverage Ratio, a maximum Senior Secured Leverage Ratio and an Interest Coverage Ratio. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of April 1, 2012.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of April 1, 2012.

7 3/4% Senior Notes

Interest on the 7 3/4% Senior Notes accrues interest at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries. The Company believes it was in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of April 1, 2012.

Non-Recourse Debt

South Texas Detention Complex

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1904-bed detention complex in Frio County, Texas. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.76% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.

On February 1, 2012, STLDC made a payment from its restricted cash account of $5.0 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of April 1, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $22.4 million, of which $5.2 million is due within the next twelve months. Also, as of April 1, 2012, included in current restricted cash and non-current restricted cash is $6.3 million and $11.1 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates between 4.00% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No payments were made during the thirteen weeks ended April 1, 2012. As of April 1, 2012, the remaining balance of the debt service requirement is $19.7 million, of which $6.3 million is classified as current in the accompanying consolidated balance sheet.

On December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The 2011 Revenue Bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing GEO for costs incurred by GEO for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of April 1, 2012, included in current restricted cash and non-current restricted cash is $9.0 million and $10.1 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF

MCF is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the eleven facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of April 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding the effect of the unamortized premium of $7.6 million and net of the current portion of $15.8 million. As of January 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding the effect of the unamortized premium of $8.3 million and net of the current portion of $15.8 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of April 1, 2012, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF were to default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium. Refer to Note 15 - Subsequent Events.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $39.4 million (AUD 38.1 million) and $40.3 million (AUD 39.5 million), at April 1, 2012 and January 1, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at April 1, 2012, was $5.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.6 million as of April 1, 2012. Additionally, SACS was required to fund a restricted account for the payment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of April 1, 2012.

In addition to the above, the Company has also agreed to provide a loan, of up to 20 million South African Rand, or $2.6 million, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, commencing in 2017. The Company has a liability of $2.0 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of April 1, 2012 and January 1, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of April 1, 2012 and January 1, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At April 1, 2012, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.0 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £10.5 million, or $16.8 million based on exchange rates as of April 1, 2012, was outstanding as of April 1, 2012. The Company’s maximum exposure relative to the joint venture is its note receivable of $16.8 million, including accrued interest of $0.3 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

11. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

On June 22, 2011, a jury verdict for $6.5 million was returned against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. The Company disagrees with the judgment and is pursuing an appeal. A supersedeas bond in the amount of $10.0 million was posted on August 29, 2011 by the insurance company of the State of Pennsylvania, one of the Company’s insurers. The Company intends to vigorously defend its rights and believes its accrual relative to this judgment is adequate. Under its insurance plan, the Company is responsible for the first $3.0 million of liability. Aside from this amount, which the Company would pay directly from general corporate funds, the Company believes it has insurance coverage for this matter.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.6 million based on exchange rates as of April 1, 2012, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

The Company’s South Africa joint venture had been in discussions with the South African Revenue Service (“SARS”) with respect to the deductibility of certain expenses for the tax periods 2002 through 2004. The joint venture operates the KutamaSinthumule Correctional Centre and accepted inmates from the South African Department of Correctional Services in 2002. During 2009, SARS notified the Company that it proposed to disallow these deductions. The Company appealed these proposed disallowed deductions with SARS and in October 2010 received a favorable Tax Court ruling relative to these deductions, which was subsequently appealed by SARS. On March 9, 2011, SARS filed a notice that it would appeal the lower court’s ruling. The Court of Appeals ruled on November 30, 2011 that the disputed expenses are deductible.

Beginning in 2011, the Company is a participant in the IRS Compliance Assurance Process (“CAP”). Under the IRS CAP, transactions that meet certain materiality thresholds are reviewed on a real-time basis shortly after their completion. Additionally, all transactions that are part of certain IRS tier and similar initiatives are audited regardless of their materiality. The program also provides for the audit of transition years that have not previously been audited. The IRS will be reviewing the Company’s 2009 and 2010 years as transition years.

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

Construction Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost approximately $107.7 million, of which $66.3 million was spent through the first quarter of 2012. The Company estimates the remaining capital requirements related to these capital projects to be approximately $41.4 million, which will be spent through fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2012 and/or 2013 could materially increase.

Contract Terminations

On March 31, 2012, the Company’s contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The Company does not expect that the termination of this contract will have a material impact on its financial position, results of operations and/ or cash flows.

The Company is currently marketing approximately 7,000 vacant beds at eight of its idle facilities to potential customers. The carrying values of these idle facilities totaled $268.2 million as of April 1, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

12. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Revenues:
U.S. Corrections & Detention	$246,119	$241,630
GEO Care	109,693	96,889
International Services	56,530	53,128
Facility Construction & Design	—	119

Total revenues	$412,342	$391,766

Operating income:
U.S. Corrections & Detention	$47,188	$55,773
GEO Care	18,624	13,850
International Services	4,187	3,952
Facility Construction & Design	—	103

Operating income from segments	$69,999	$73,678

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Total operating income from segments	$69,999	$73,678
Unallocated amounts:
General and Administrative Expenses	(27,441)	(32,788)
Net interest expense	(19,000)	(15,392)

Income before income taxes and equity in earnings of affiliates	$23,558	$25,498

Equity in Earnings of Affiliates

Equity in earnings of affiliates includes the Company’s 50% owned joint ventures in SACS, located in South Africa, and GEOAmey, located in the United Kingdom. Our investments in these entities are accounted for under the equity method of accounting. The Company’s investments in these entities are presented as a component of Other Non-Current Assets in the accompanying consolidated balance sheets.

As of April 1, 2012 and January 1, 2012 and for the thirteen weeks weeks ended April 1, 2012 and April 3, 2011, SACS was considered to be a significant subsidiary and as such, summarized financial data is included below as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Statement of Operations Data
Revenues	$11,846	$12,171
Operating income	4,768	4,760
Net income	2,591	1,323

	April 1, 2012	January 1, 2012
Balance Sheet Data
Current assets	$22,817	$21,068
Non-current assets	40,504	39,110
Current liabilities	7,189	3,645
Non-current liabilities	41,589	45,237
Shareholders’ equity	14,543	11,296

As of April 1, 2012 and January 1, 2012, the Company’s investment in SACS was $7.3 million and $5.6 million, respectively.

The Company has recorded $0.5 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen weeks ended April 1, 2012, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of comprehensive income. As of April 1, 2012, the Company’s investment in GEOAmey was equal to its share of reported losses of $2.9 million.

13. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Thirteen Weeks Ended April 1, 2012	Fiscal Year Ended January 1, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,879	$13,830
Service cost	193	645
Interest cost	197	667
Actuarial gain	—	1,922
Benefits paid	(52)	(185)

Projected benefit obligation, end of period	$17,217	$16,879

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	52	185
Benefits paid	(52)	(185)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,217)	$(16,879)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Components of Net Periodic Benefit Cost
Service cost	$193	$161
Interest cost	197	167
Amortization of: Prior service cost	—	—
Net loss	48	16

Net periodic pension cost	$438	$344

The long-term portion of the pension liability as of April 1, 2012 and January 1, 2012 was $17.1 million and $16.7 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

14. RECENT ACCOUNTING STANDARDS

The Company implemented the following accounting standards during the thirteen weeks ended April 1, 2012:

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in US GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company during interim and annual periods beginning after December 15, 2011 and has been applied prospectively, where applicable. The implementation of this standard during the thirteen weeks ended April 1, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and was applied retrospectively. The implementation of this standard during the thirteen weeks ended April 1, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In December 2011, the FASB issued ASU 2011-12 in order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. No other requirements in ASU 2011-05 were affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s implementation of ASU 2011-12 during the thirteen weeks ended April 1, 2012 did not have a material impact on the Company’s financial position, results of operation or cash flows. The Company does not expect the future impact of this standard, once the deferral period is over, will have a material impact on the Company’s financial position, results of operation or cash flows.

15. SUBSEQUENT EVENTS

Contract Terminations

On April 10, 2012, the Company announced that the California Department of Corrections and Rehabilitation (“CDCR”) notified the Company that it had rescinded the previous notice of termination regarding GEO’s management contract for the 625-bed Golden State Correctional Facility (“Golden State”). Golden State, which was previously scheduled to close on June 30, 2012, will remain in operation under the Company’s current contract which is effective through December 14, 2012.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility effective July 19, 2012. The discontinuation of the contract is not expected to have a material impact on the Company’s financial position, results of operations and/ or cash flows.

Partnership Interests in Municipal Corrections Finance, L.P.

On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. Closing of the transaction is subject to third party approvals, including consent of the MCF Bond trustee.The Company expects to close the transaction during its third fiscal quarter of 2012.

Employee Stock Purchase Plan

On May 4, 2012, the Company’s shareholders approved The GEO Group Inc. 2011 Employee Stock Purchase Plan. The Compensation Committee and Board of Directors had previously approved the Plan on May 4, 2011 and the Plan became effective on July 9, 2011, subject to obtaining shareholder approval. Eligible employees were allowed to participate in the Plan as of July 9, 2011, but no shares of common stock were issuable pursuant to the Plan prior to obtaining shareholder approval. Shares will be issued to participating employees for the pre-shareholder approval offering periods on June 29, 2012 and shares will be issued to participating employees for the post-shareholder approval offering periods on the last day of each month.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 6.625% Senior Notes and 7 3/4% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of April 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS

Cash and cash equivalents	$8,973	$2,524	$37,502	$—	$48,999
Restricted cash and investments	—	—	38,398	—	38,398
Accounts receivable, less allowance for doubtful accounts	116,428	140,912	25,562	—	282,902
Deferred income tax assets, net	14,063	10,875	3,788	—	28,726
Prepaid expenses and other current assets	718	20,972	10,963	(1,273)	31,380

Total current assets	140,182	175,283	116,213	(1,273)	430,405

Restricted Cash and Investments	8,712	—	52,667	—	61,379
Property and Equipment, Net	637,198	830,766	249,127	—	1,717,091
Assets Held for Sale	3,083	2,422	—	—	5,505
Direct Finance Lease Receivable	—	—	31,077	—	31,077
Intercompany Receivable	393,297	14,437	1,805	(409,539)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	770	—	508,076
Intangible Assets, Net	—	193,717	1,935	—	195,652
Investment in Subsidiaries	1,333,093	10,333	—	(1,343,426)	—
Other Non-Current Assets	39,573	77,885	35,363	(69,499)	83,322

Total Assets	$2,555,172	$1,812,115	$490,668	$(1,823,737)	$3,034,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$28,680	$23,795	$3,355	$—	$55,830
Accrued payroll and related taxes	21,372	10,653	16,635	—	48,660
Accrued expenses	54,876	34,155	24,226	(1,273)	111,984
Current portion of capital lease obligations, long-term debt and non-recourse debt	20,884	1,452	33,684	—	56,020

Total current liabilities	125,812	70,055	77,900	(1,273)	272,494

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	1,805	380,387	27,347	(409,539)	—
Other Non-Current Liabilities	31,649	27,087	69,905	(69,499)	59,142
Capital Lease Obligations	—	12,719	—	—	12,719
Long-Term Debt	1,312,465	367	—	—	1,312,832
Non-Recourse Debt	—	—	201,653	—	201,653
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,040,562	1,230,158	113,268	(1,343,426)	1,040,562
Noncontrolling Interests	—	9,046	561	—	9,607

Total Shareholders’ Equity	1,040,562	1,239,204	113,829	(1,343,426)	1,050,169

Total Liabilities and Shareholders’ Equity	$2,555,172	$1,812,115	$490,668	$(1,823,737)	$3,034,218

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS

Cash and cash equivalents	$15,085	$3,155	$26,513	$—	$44,753
Restricted cash and investments	—	—	42,535	—	42,535
Accounts receivable, less allowance for doubtful accounts	128,302	141,671	22,810	—	292,783
Deferred income tax assets, net	14,063	10,875	3,788	—	28,726
Prepaid expenses and other current assets	17,315	23,832	10,539	(1,154)	50,532

Total current assets	174,765	179,533	106,185	(1,154)	459,329

Restricted Cash and Investments	8,016	—	49,896	—	57,912
Property and Equipment, Net	620,821	834,513	250,837	—	1,706,171
Assets Held for Sale	3,083	1,280	—	—	4,363
Direct Finance Lease Receivable	—	—	32,146	—	32,146
Intercompany Receivable	386,026	14,305	14,028	(414,359)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	760	—	508,066
Intangible Assets, Net	—	198,477	1,865	—	200,342
Investment in Subsidiaries	1,333,885	9,784	—	(1,343,669)	—
Other Non-Current Assets	40,695	73,480	31,022	(65,621)	79,576

Total Assets	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$47,162	$18,549	$3,942	$—	$69,653
Accrued payroll and related taxes	3,223	18,417	17,002	—	38,642
Accrued expenses	69,756	33,504	24,751	(1,154)	126,857
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,037	1,363	33,266	—	53,666

Total current liabilities	139,178	71,833	78,961	(1,154)	288,818

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	14,027	378,005	22,327	(414,359)	—
Other Non-Current Liabilities	29,384	28,654	63,964	(65,621)	56,381
Capital Lease Obligations	—	13,087	—	—	13,087
Long-Term Debt	1,318,639	429	—	—	1,319,068
Non-Recourse Debt	—	—	208,532	—	208,532
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,218	1,229,553	114,116	(1,343,669)	1,023,218
Noncontrolling Interests	—	14,787	516	—	15,303

Total Shareholders’ Equity	1,023,218	1,244,340	114,632	(1,343,669)	1,038,521

Total Liabilities and Shareholders’ Equity	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended April 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$148,975	$224,347	$61,774	$(22,754)	$412,342
Operating expenses	139,440	154,344	48,098	(22,754)	319,128
Depreciation and amortization	6,929	14,128	2,158	—	23,215
General and administrative expenses	9,396	14,149	3,896	—	27,441

Operating income	(6,790)	41,726	7,622	—	42,558
Interest income	7,807	492	1,601	(8,093)	1,807
Interest expense	(16,917)	(7,911)	(4,072)	8,093	(20,807)

Income (loss) before income taxes and equity in earnings of affiliates	(15,900)	34,307	5,151	—	23,558
Provision (benefit) for income taxes	(5,716)	12,990	1,973	—	9,247
Equity in earnings of affiliates, net of income tax provision	—	—	748	—	748

Income (loss) before equity income of consolidated subsidiaries	(10,184)	21,317	3,926	—	15,059
Income from consolidated subsidiaries, net of income tax provision	25,243	—	—	(25,243)	—

Net income	15,059	21,317	3,926	(25,243)	15,059
Net income attributable to noncontrolling interests	—	(17)	(17)	—	(34)

Net income attributable to The GEO Group, Inc.	$15,059	$21,300	$3,909	$(25,243)	$15,025

Net income	$15,059	$21,317	$3,926	$(25,243)	$15,059
Other comprehensive income, net of tax	$30	$—	$1,957	$—	$1,987

Comprehensive income	$15,089	$21,317	$5,883	$(25,243)	$17,046
Comprehensive income attributable to noncontrolling interests	$—	$(17)	$(45)	$—	$(62)

Comprehensive income attributable to The GEO Group, Inc.	$15,089	$21,300	$5,838	$(25,243)	$16,984

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended April 3, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$143,391	$211,226	$55,501	$(18,352)	$391,766
Operating expenses	131,874	143,703	42,061	(18,352)	299,286
Depreciation and amortization	4,256	12,690	1,856	—	18,802
General and administrative expenses	11,465	16,886	4,437	—	32,788

Operating income	(4,204)	37,947	7,147	—	40,890
Interest income	5,736	325	1,463	(5,955)	1,569
Interest expense	(13,353)	(5,939)	(3,624)	5,955	(16,961)

Income (loss) before income taxes and equity in earnings of affiliates	(11,821)	32,333	4,986	—	25,498
Provision (benefit) for income taxes	(4,568)	12,493	1,855	—	9,780
Equity in earnings of affiliates, net of income tax provision	—	—	662	—	662

Income (loss) before equity income of consolidated subsidiaries	(7,253)	19,840	3,793	—	16,380
Income from consolidated subsidiaries, net of income tax provision	23,633	—	—	(23,633)	—

Net income	16,380	19,840	3,793	(23,633)	16,380
Net loss attributable to noncontrolling interests	—	409	1	—	410

Net income attributable to The GEO Group, Inc.	$16,380	$20,249	$3,794	$(23,633)	$16,790

Net income	$16,380	$19,840	$3,793	$(23,633)	$16,380
Other comprehensive income, net of tax	$9	$—	$296	$—	$305

Comprehensive income	$16,389	$19,840	$4,089	$(23,633)	$16,685
Comprehensive loss attributable to noncontrolling interests	$—	$409	$8	$—	$417

Comprehensive income attributable to The GEO Group, Inc.	$16,389	$20,249	$4,097	$(23,633)	$17,102

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended April 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	26,364	20,495	22,001	$68,860

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	149	9	158
Proceeds from sale of assets held for sale	—	297	—	297
Change in restricted cash and investments	—	—	791	791
Capital expenditures	(27,046)	(21,232)	(554)	(48,832)

Net cash (used in) provided by investing activities	(27,046)	(20,786)	246	(47,586)

Cash Flow from Financing Activities:
Payments on long-term debt	(57,278)	(340)	(6,457)	(64,075)
Proceeds from long-term debt	53,000	—	—	53,000
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from the exercise of stock options	231	—	—	231
Income tax provision of equity compensation	(342)	—	—	(342)
Payments for retirement of common stock	(1,035)	—	—	(1,035)
Debt issuance costs	(6)	—	(38)	(44)

Net cash used in financing activities	(5,430)	(340)	(12,253)	(18,023)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	995	995

Net (Decrease) Increase in Cash and Cash Equivalents	(6,112)	(631)	10,989	4,246
Cash and Cash Equivalents, beginning of period	15,085	3,155	26,513	44,753

Cash and Cash Equivalents, end of period	$8,973	$2,524	$37,502	$48,999

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended April 3, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$41,403	$8,025	$19,649	$69,077

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	250	—	250
Change in restricted cash and investments	—	—	3,199	3,199
Capital expenditures	(33,312)	(4,848)	(536)	(38,696)

Net cash (used in) provided by investing activities	(442,919)	(4,598)	2,663	(444,854)

Cash Flow from Financing Activities:
Payments on long-term debt	(15,375)	(207)	(6,084)	(21,666)
Proceeds from long-term debt	461,000	—	—	461,000
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Proceeds from the exercise of stock options	983	—	—	983
Income tax benefit of equity compensation	172	—	—	172
Debt issuance costs	(9,277)	—	—	(9,277)
Net cash provided by (used in) financing activities	437,503	(207)	(10,096)	427,200
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(5,193)	(5,193)

Net Increase in Cash and Cash Equivalents	35,987	3,220	7,023	46,230
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$38,601	$3,441	$43,852	$85,894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our ability to identify suitable acquisitions, and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

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

•

the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/ or renew our existing agreements;

•	our ability to consummate the acquisition of the partnership interests in MCF during the third quarter of 2012;

•	our ability to pay quarterly dividends consistent with our expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property; and

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended April 1, 2012 as “First Quarter 2012,” and we refer to the thirteen weeks ended April 3, 2011 as “First Quarter 2011”.

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

We acquired two companies, Cornell Companies, Inc. and BII Holding Corporation, during the past two years that have had, and we believe will continue to have, a significant impact on our business. As a result of these acquisitions, we expect to benefit from the increased scale and diversification of service offerings. Our acquisition in August 2010 of Cornell Companies, Inc., which we refer to as Cornell and we refer to this transaction as the Cornell Acquisition, added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community-based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. Our acquisition on February 10, 2011 of BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI and refer to this transaction as the BI Acquisition, provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of April 1, 2012, our worldwide operations included the management and/or ownership of approximately 79,000 beds at 113 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

•

we provide secure transportation services for offender and detainee populations as contracted domestically, and internationally, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and all of England except London and East of England.

We maintained an average company-wide facility occupancy rate of 94.7% for the thirteen weeks ended April 1, 2012, excluding facilities that are either idle or under development.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 1, 2012, for further discussion and analysis of information pertaining to our financial condition and results of operations for the fiscal year ended January 1, 2012.

Fiscal 2012 Developments

Facility Construction

As of April 1, 2012, we were in the process of completing the new 650-bed expansion of Adelanto ICE Processing Center West in Adelanto, California. We will provide services to ICE through an Inter-Governmental Agreement, or IGA, with the City of Adelanto and expect to begin the intake of detainees by August 2012.

Contract Awards, Activations and Terminations

The following contract awards and facility activations are expected to occur during fiscal year 2012:

On June 1, 2011, we announced that the City of Adelanto, California had signed a contract with us for the housing of federal immigration detainees at our 650-bed Detention Facility in Adelanto, California, which we purchased from the City of Adelanto in June of 2010, and at a 650-bed facility expansion, which we are constructing, to be located on land immediately adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We expect to complete the new 650-bed expansion and begin the intake of the additional 650 detainees by August 2012.

On April 10, 2012, we announced that the California Department of Corrections and Rehabilitation, which we refer to as the CDCR, rescinded its previous notice of termination regarding our management contract for the 625-bed Golden State Correctional Facility. We will continue to manage this contract under our agreement with CDCR which currently expires in December 2012.

The following contract terminations occurred during fiscal year 2012:

On March 31, 2012, our contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. We do not expect that the termination of this contract will have a material impact on our financial position, results of operations and/ or cash flows.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility effective July 19, 2012. The discontinuation of the contract is not expected to have a material impact on the Company’s financial position, results of operations and/ or cash flows.

We are currently marketing approximately 7,000 vacant beds at eight of our idle facilities to potential customers. The carrying values of these idle facilities totaled $268.2 million as of April 1, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Partnership Interests in Municipal Corrections Finance, L.P.

On April 24, 2012, we signed a definitive agreement to purchase 100% of the partnership interests in Municipal Corrections Finance, L.P., which we refer to as MCF, for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. Closing of the transaction is subject to third party approvals, including consent of the MCF Bond trustee. We expect to close the transaction during our third fiscal quarter of 2012.

Approval of The GEO Group Inc. 2011 Employee Stock Purchase Plan

On May 4, 2012, our shareholders approved The GEO Group Inc. 2011 Employee Stock Purchase Plan. The Compensation Committee and Board of Directors had previously approved the Plan on May 4, 2011 and the Plan became effective on July 9, 2011, subject to obtaining shareholder approval. Eligible employees were allowed to participate in the Plan as of July 9, 2011, but no shares of common stock were issuable pursuant to the Plan prior to obtaining shareholder approval. Shares will be issued to participating employees for the pre-shareholder approval offering periods on June 29, 2012 and shares will be issued to participating employees for the post-shareholder approval offering periods on the last day of each month.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the thirteen weeks ended April 1, 2012, we did not experience any changes in estimates inherent in the preparation of our financial statements and, at this time, do not anticipate any changes during the fiscal year ending December 30, 2012. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Comparison of Thirteen Weeks Ended April 1, 2012 and Thirteen Weeks Ended April 3, 2011

For the purposes of the discussion below, “First Quarter 2012” refers to the thirteen weeks ended April 1, 2012 and “First Quarter 2011” refers to the thirteen weeks ended April 3, 2011.

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$246,119	59.7%	$241,630	61.7%	$4,489	1.9%
GEO Care	109,693	26.6%	96,889	24.7%	12,804	13.2%
International Services	56,530	13.7%	53,128	13.6%	3,402	6.4%
Facility Construction & Design	—	—%	119	—%	(119)	(100.0)%

Total	$412,342	100.0%	$391,766	100.0%	$20,576	5.3%

U.S. Corrections & Detention

Revenues increased in First Quarter 2012 compared to First Quarter 2011 partially due to aggregate increases of $8.8 million due to the activation and intake of inmates at the 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2011, the 1,500-bed Riverbend Correctional Facility (“Riverbend”) in December 2011, the Indiana Short Term Offender Program (“STOP Program”) in March 2011 and the 600-bed Karnes Civil Detention Center (“Karnes”) in March 2012. We also experienced aggregate increases in revenues of $6.1 million at certain of our facilities primarily due to increases in population and/ or rates. These increases were partially offset by an aggregate decrease of $12.7 million due to contract terminations and other decreases related to lower rates and populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.3 million in First Quarter 2012 and in First Quarter 2011. We experienced an aggregate increase of approximately 220,000 man days as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 95.0% and 93.3% of capacity in First Quarter 2012 and First Quarter 2011 respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in First Quarter 2012 compared to First Quarter 2011 is primarily attributable to a full quarter of revenues generated by BI compared to the partial month of revenues in First Quarter 2011 which contributed to an increase of $14.3 million. We also experienced an increase in revenues of $1.9 million from the opening of Montgomery County Mental Health Treatment Facility (“Montgomery County”) in March 2011. These increases were partially offset by a decrease in revenues of $3.9 million related to our terminated contracts.

International Services

Revenues for our International Services segment during First Quarter 2012 increased by $3.4 million over First Quarter 2011 primarily due to the following factors: (i) increases of $1.4 million as a result of foreign exchange rate fluctuations; (ii) aggregate increases at our Australian subsidiary of $2.3 million related to contractual increases linked to the inflationary index and the provision of additional services under certain contracts; and (iii) an increase of $2.0 million due to the assumption of operations at the 217-bed Dungavel House Immigration Removal Centre (“Dungavel”) on September 25, 2011. These increases were partially offset by a decrease in revenues of $2.4 million related to our terminated contract for the operation of the Campsfield House Removal Centre (“Campsfield House”).

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$183,629	74.6%	$172,927	71.6%	$10,702	6.2%
GEO Care	83,713	76.3%	77,694	80.2%	6,019	7.7%
International Services	51,786	91.6%	48,649	91.6%	3,137	6.4%
Facility Construction & Design	—	—%	16	13.4%	(16)	(100.0)%

Total	$319,128	77.4%	$299,286	76.4%	$19,842	6.6%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend, STOP Program and Karnes which contributed an aggregate increase to operating expenses of $10.3 million, including $3.6 million in nonrecurring start-up costs; (ii) increases of $3.5 million at certain of our facilities primarily related to higher levels of required staffing and additional medical costs; (iii) increases of $4.5 million at facilities discussed previously primarily related to population increases; and (iv) other individually insignificant increases netting to $2.2 million. Overall, we experienced an increase in operating expenses as a percentage of revenue related to contractual salary adjustments and medical costs. These increases were partially offset by aggregate decreases in operating expenses of $9.8 million due to contract terminations.

GEO Care

Operating expenses for GEO Care increased $6.0 million during First Quarter 2012 from First Quarter 2011 primarily due to BI which was operating for a full quarter during First Quarter 2012 compared to a partial quarter during First Quarter 2011. We also experienced an increase in operating expenses during First Quarter 2012 for the operation of Montgomery County which opened in March 2011. These increases were partially offset by a decrease in operating expenses of $3.4 million for terminated contracts. During First Quarter 2012, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from our acquisition of BI and also due to nonrecurring start up costs incurred in First Quarter 2011 for the opening of Montgomery County.

International Services

Operating expenses for our International Services segment during First Quarter 2012 increased $3.1 million over the prior year due to: (i) the impacts of foreign currency exchange rates of $1.1 million; and (ii) an increase in operating expenses at our Australian subsidiary of $1.5 million related to increases in population and additional services provided at certain of those facilities. We also experienced a net increase of $0.5 million in operating expenses in the United Kingdom due to the opening of Dungavel partially offset by the termination of our contract for the management of Campsfield House.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,302	6.2%	$12,930	5.4%	$2,372	18.3%
GEO Care	7,356	6.7%	5,345	5.5%	2,011	37.6%
International Services	557	1.0%	527	1.0%	30	5.7%
Facility Construction & Design	—	—	—	—	—	—

Total	$23,215	5.6%	$18,802	4.8%	$4,413	23.5%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $2.4 million in First Quarter 2012 compared to First Quarter 2011 primarily as a result of the completion of construction projects in 2011.

GEO Care

The increase in depreciation and amortization expense for GEO Care in First Quarter 2012 compared to First Quarter 2011 is primarily due to amortization of the intangible assets recognized in our acquisition of BI in February 2011 which contributed $2.1 million of the increase.

International Services

Depreciation and amortization expense increased slightly in First Quarter 2012 over First Quarter 2011 primarily from increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$27,441	6.7%	$32,788	8.4%	$(5,347)	(16.3)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in First Quarter 2012 compared to First Quarter 2011 was due to $5.7 million of nonrecurring acquisition related costs in 2011. Excluding the impact of acquisition related costs, general and administrative expenses are slightly lower as a percentage of revenues in First Quarter 2012 as a result of lower professional fees, bank fees and other miscellaneous expenses. We anticipate that general and administrative expenses, excluding any acquisition related costs, as a percentage of revenue will be slightly lower in fiscal 2012 than in fiscal 2011.

Non Operating Expenses

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,807	0.4%	$1,569	0.4%	$238	15.2%
Interest Expense	$20,807	5.0%	$16,961	4.3%	$3,846	22.7%

The majority of our interest income generated in First Quarter 2012 and First Quarter 2011 is from the cash balances at our Australian subsidiary. The increase in the current period over the same period last year is mainly attributable to changes in the foreign exchange rate.

The increase in interest expense of $3.8 million is attributable to more indebtedness outstanding in First Quarter 2012 compared to First Quarter 2011. We incurred $2.2 million in additional expense during First Quarter 2012 due to the issuance of our 6.625% Senior Notes in February 2011. We also incurred aggregate increases in interest expense of $2.1 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. These increases were partially offset by decreases in interest expense aggregating $0.4 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt. Outstanding borrowings, net of discount and swap, at April 1, 2012 and April 3, 2011, excluding non-recourse debt and capital lease liabilities, were $1,334.0 million and $1,252.6 million, respectively.

Provision for Income Taxes

	2012	Effective Rate	2011	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$9,247	39.3%	$9,780	38.4%	$(533)	(5.4)%

The effective tax rate for First Quarter 2012 was 39.3% compared to an effective tax rate of 38.4% for the same period in the prior year which included certain discrete items. Excluding the discrete items, the effective tax rate for the same period in the prior year would have been 39.4%. The expiration of the federal Work-Opportunity-Tax-Credit legislation at the end of 2011 has an unfavorable impact on our effective tax rate of approximately one-half percent in 2012. We estimate our annual effective tax rate for fiscal year 2012 to be in the range of 39% to 40%.

Equity in Earnings of Affiliates

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$748	0.2%	$662	0.2%	$86	13.0%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced a slight increase in equity in earnings of affiliates due to an increase in the net earnings of SACS in First Quarter 2012 compared to First Quarter 2011. In the prior year, SACS incurred additional taxes on a $5.4 million dividend distribution from SACS that did not occur in First Quarter 2012. SACS increase in net earnings of $0.6 million was offset by a $0.5 million loss from the operations of GEOAmey, which began operating in August 2011.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our newly formed joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12.0 million, or $19.2 million as of April 1, 2012, for GEOAmey’s operations. As of April 1, 2012, $16.8 million, including accrued interest of $0.3 million was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $107.7 million, of which $66.3 million was spent through the thirteen weeks ended April 1, 2012. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $41.4 million, which will be spent in fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2012 and/or 2013 could materially increase.

Liquidity and Capital Resources

As of April 1, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (iv) the Revolver of $500.0 million bearing interest at LIBOR plus 3.00% and maturing August 4, 2015. As of April 1, 2012, we had $138.8 million outstanding under the Term Loan A, $142.5 million outstanding under the Term Loan A-2, $197.0 million outstanding under the Term Loan B, net of $1.5 million discount, and our $500.0 million Revolving Credit Facility had $302.0 million outstanding in loans, $57.1 million outstanding in letters of credit and $140.9 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions.

In connection with our acquisition of Cornell in August 2010, we completed an offering of $250.0 million in aggregate principal of our 7 3/4% Senior Notes due 2017, which we refer to as the 7 3/4% Senior Notes. Interest on the 7 3/4% Senior Notes accrues interest at the stated rate. We pay interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes.

In connection with our acquisition of BI in February 2011, we completed an offering of $300.0 million in aggregate principal of our 6.625% Senior Notes due 2021, which we refer to as the 6.625% Senior Notes. Interest on the 6.625% Senior Notes accrues at the stated rate. We pay interest semi-annually in arrears on February 15 and August 15. On or after February 15, 2016, we may, at our option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes.

In addition to the debt outstanding under the Senior Credit Facility, the 7 3/4% Senior Notes and the 6.625% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors - Risks Related to Our High Level of Indebtedness” in Item 1A of our Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II - Item 1. Legal Proceedings. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Note 10 to the financial statements and also are further described in the Company’s 2011 Annual Report on Form 10-K.

We are also considering opportunities for future business and/ or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2013 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

On July 14, 2011, our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. During the fiscal year ended January 1, 2012, we purchased 3.9 million shares of our common stock at a cost of $75.0 million primarily with proceeds from our Revolver. The remaining $25.0 million of purchases that may be made under the stock repurchase program will be funded primarily with cash on hand, free cash flow, and/ or borrowings under our Revolver. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion.

In February 2012, our Board adopted a dividend policy. In May 2012, our Board determined to accelerate the implementation of our dividend policy to the third quarter 2012 and to increase the estimated quarterly dividend beginning in the fourth quarter of 2012. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the third quarter of 2012 in the amount of $.10 per share and increase the quarterly dividends to $.15 per share in the fourth quarter of 2012, subject to capital availability and periodic determinations by our Board that cash dividends are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration of cash dividends, including our indentures and Senior Credit Facility. Based on 61.4 million shares outstanding as of April 1, 2012, quarterly cash dividends of $.10 per share and $.15 per share would have resulted in quarterly cash dividends of $6.1 million and $9.2 million, respectively. Based on our current capitalization, we do not believe that making dividend payments will materially adversely impact our liquidity. We believe we have the ability to declare quarterly cash dividends, as well as continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $500.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2012 and 2013 disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2012, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of April 1, 2012, the Company would have had to pay him $6.0 million including a tax gross-up relating to the retirement payment equal to $2.2 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of April 1, 2012 was $49.0 million, an increase of $4.2 million from January 1, 2012.

Cash provided by operating activities amounted to $68.9 million in First Quarter 2012 versus cash provided by operating activities of $69.1 million in First Quarter 2011. Cash provided by operating activities represents the fiscal year to date net income plus depreciation and amortization, stock-based compensation expense, changes in working capital and adjusted for other non-cash charges and income. The cash flows from operations in First Quarter 2012 was positively impacted by a decrease in accounts receivable, prepaid expenses and other current assets.

Cash used in investing activities amounted to $47.6 million in First Quarter 2012 compared to cash used in investing activities of $444.9 million in First Quarter 2011. Cash used in investing activities in First Quarter 2012 was primarily the result of capital expenditures of $48.8 million. Cash used in investing activities in First Quarter 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million and capital expenditures of $38.7 million. Cash used in investing activities may be impacted during 2012 by capital expenditures and business and/ or asset acquisitions.

Cash used in financing activities in First Quarter 2012 amounted to $18.0 million compared to cash provided by financing activities of $427.2 million in First Quarter 2011. Cash used in financing activities in the First Quarter 2012 reflects payments of $64.1 million on indebtedness offset by $53.0 million of borrowings under our Revolver. We also made a cash distribution of $5.8 million to the partners of MCF. Cash provided by financing activities in First Quarter 2011 reflects proceeds from our Senior Credit Facility of $161.0 million and proceeds of $300.0 million from the issuance of our 6.625% Senior Notes offset by payments on indebtedness of $21.7 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $9.3 million in debt issuance costs associated with the financing of the BI Acquisition. Cash used in financing activities may increase by up to $25.0 million if our management determines that the repurchase of our common stock is an appropriate use of capital resources. Further uses of cash in financing activities are expected to result from the payment of dividends in our third and fourth fiscal quarters. Cash provided by financing activities will increase as a result of any financing related to the above mentioned investing and financing activities.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, the “Forward-Looking Statements - Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, and the “Forward-Looking Information” section in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. We expect to compete on procurements at the state level which represent approximately 3,500 to 3,700 correctional beds. In New Hampshire, the state has issued RFPs for a new correctional facility totaling approximately 1,500 to 1,700 beds. In Arizona, we are competing on a procurement for 2,000 in-state beds. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While only four states reported new budget gaps and 27 states are on target to meet revenue expectations during their fiscal year 2012, officials in at least 20 states are concerned with their overall fiscal outlook according to a survey by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which has delegated tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, the California Department of Corrections and Rehabilitation cancelled our agreements for the housing of low level state offenders at three of our California community corrections facilities. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Medium Community Correctional Facility however, this termination was rescinded in April 2012 and we will continue to manage the facility under the original contract through December 14, 2012. We plan to market the idle facilities to federal, state and local jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, on September 25, 2011, we assumed the management of the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. We executed the contract for the management and operation of this facility with the United Kingdom Border Agency in March 2011. On August 29, 2011, our newly formed joint venture in the United Kingdom, which we refer to as GEOAmey, began providing prison escort and custody services for the Ministry of Justice in the United

Kingdom under three contracts awarded to GEOAmey in March 2011. Also in the United Kingdom, the government issued a procurement for the private management of nine existing prison facilities which total approximately 6,000 beds. GEO has gone through the prequalification process for this procurement and has been invited to compete on these opportunities. We began competition for these opportunities in the fourth quarter of 2011 and submitted our initial proposal on April 24, 2012. Negotiations will close and final bids will be submitted by July 2012 and contract awards are expected to be announced in fall of 2012. Also in the United Kingdom, in April 2012, the Ministry of Justice issued an invitation to negotiate for an electronic monitoring project which is expected to be awarded in January 2013. We believe there will be additional opportunities in the United Kingdom such as additional market testing of prisons, electronic monitoring of offenders and community corrections. We are exploring other opportunities in international markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services, electronic monitoring services, and re-entry services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded GEO Care’s operations by adding 37 facilities, 7 nonresidential service centers, and 35 Day Reporting Centers. We also expanded the service offerings of GEO Care by adding electronic monitoring services, community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and approximately 70,000 offenders under community supervision. GEO Care assumed management and operation of the new 100-bed Montgomery County Mental Health Treatment Facility in Texas in March 2011. The opening of this facility provides entry into Texas, which we believe may provide additional growth opportunities. In addition to Texas, several states including Georgia, Louisiana, South Carolina, North Carolina, Pennsylvania, Virginia and others have indicated a desire to privatize one or more state psychiatric hospitals. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the BOP for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 60.1% of our operating expenses in First Quarter 2012. Additional significant operating expenses include food, utilities and inmate medical costs. In First Quarter 2012, operating expenses totaled 77.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2012 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/ or start-up operations related to a facility opening. During 2012, we will incur carrying costs for facilities that are either currently vacant or are expected to become vacant in 2012. The carrying costs associated with the approximately 7,000 beds we are currently marketing are expected to be $14.9 million, including depreciation of $7.4 million. We will also experience increases as a result of the amortization of intangible assets acquired in connection with our acquisition of BI. In addition to these factors, we expect to experience overall increases in operating expenses in 2012 as a result of a full year of BI’s operations. As of April 1, 2012, our worldwide operations include the management and/or ownership of approximately 79,000 beds at 113 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In First Quarter 2012, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2012 to decrease as a result of cost savings initiatives and decreases in nonrecurring integration costs related to our acquisitions of Cornell and BI. During 2011, we incurred approximately $6.4 million in nonrecurring integration costs. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $778.8 million and $57.1 million in outstanding letters of credit, as of April 1, 2012, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $7.8 million.

As of April 1, 2012, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at April 1, 2012, every 10 percent change in historical currency rates would have approximately a $6.4 million effect on our financial position and approximately a $0.4 million impact on our results of operations during First Quarter 2012.

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

The information required herein is incorporated by reference from Note 11 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 1, 2012, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents information related to repurchases of our common stock made during the quarter ended April 1, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2012 - February 1, 2012	—	—	—	$25,000,000
February 2, 2012 - March 1, 2012	—	—	—	$25,000,000
March 2, 2012 - April 1, 2012	57,457	$18.02	—	$25,000,000

(1)	The shares were purchased from executive officers at an aggregate cost of $1.0 million. These shares were purchased outside of the stock repurchase program and retired.
(2)	In July 2011, the Company’s Board of Directors approved a stock repurchase program of up to $100.0 million of its common stock effective through December 31, 2012. The stock repurchase program is implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable rules and requirements of the Securities and Exchange Commission. The program includes repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.

We did not pay any cash dividends on our common stock for First Quarter 2012 or First Quarter 2011. In February 2012, our Board adopted a dividend policy. In May 2012, our Board determined to accelerate the implementation of our dividend policy to third quarter 2012 and to increase the estimated quarterly dividend amount beginning in the fourth quarter 2012. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the third quarter of 2012 in the amount of $.10 per share and increase the quarterly dividends to $.15 per share in the fourth quarter of 2012. The amount and timing of future dividends, if any, will depend on our future earnings, our capital requirements, our financial condition and on such other factors as our Board of Directors may take into consideration. In addition to these factors, the indenture governing our 7 3/4% Senior Notes, the indenture governing our 6.625% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14-Debt in “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K, for further description of these restrictions. We believe we have the ability to continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On April 24, 2012, we signed a definitive agreement to purchase 100% of the partnership interests of MCF for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. The closing of the transaction is subject to third party approvals, including consent of the MCF Bond trustee. We expect to close this transaction during the third fiscal quarter of 2012.

ITEM 6.	EXHIBITS.

(A) Exhibits

3.6	Amended and Restated Bylaws of the Company. (1)

10.37	Amendment to The GEO Group, Inc. Executive Retirement Plan.† (2)

10.40	Amendment to The GEO Group, Inc. Deferred Compensation Plan† (2)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on March 23, 2012.

(2)	Incorporated herein by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 10, 2012	/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)