Form 10-Q
period 2012-07-01
GEO GROUP INC
filed 2012-08-09
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012, the registrant had 61,460,069 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED

JULY 1, 2012 AND JULY 3, 2011

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues	$412,348	$396,804	$813,605	$777,148
Operating expenses	305,035	299,236	613,295	588,257
Depreciation and amortization	23,807	20,945	46,882	39,646
General and administrative expenses	27,043	27,710	54,484	60,498

Operating income	56,463	48,913	98,944	88,747
Interest income	1,761	1,629	3,568	3,198
Interest expense	(20,617)	(19,412)	(41,424)	(36,373)

Income before income taxes, equity in earnings of affiliates and discontinued operations	37,607	31,130	61,088	55,572
Provision for income taxes	14,991	12,302	24,208	21,674
Equity in earnings of affiliates, net of income tax provision of $303, $563, $624 and $1,587, respectively	430	1,418	1,178	2,080

Income from continuing operations	23,046	20,246	38,058	35,978
Income (loss) from discontinued operations, net of tax provision (benefit) of $(359), $577, $(330) and $985, respectively	(570)	917	(523)	1,565

Net income	22,476	21,163	37,535	37,543
Net (income) loss attributable to noncontrolling interests	25	415	(9)	825

Net income attributable to The GEO Group, Inc.	$22,501	$21,578	$37,526	$38,368

Weighted-average common shares outstanding:
Basic	60,839	64,455	60,803	64,373
Diluted	61,066	64,858	60,984	64,787
Income per Common Share Attributable to The GEO Group, Inc.(1):
Basic:
Income from continuing operations	$0.38	$0.32	$0.63	$0.57
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.02

Income per common share attributable to The GEO Group, Inc. - basic	$0.37	$0.33	$0.62	$0.60

Diluted:
Income from continuing operations	$0.38	$0.32	$0.62	$0.57
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.02

Income per common share attributable to The GEO Group, Inc. - diluted	$0.37	$0.33	$0.62	$0.59

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax (benefit) provision of $(195), $411, $125, and $563, respectively	$(2,068)	$669	$(142)	$1,140
Pension liability adjustment, net of tax benefit of $19, $6, $38, and $13, respectively	29	10	59	19
Loss on derivative instrument classified as cash flow hedge, net of tax benefit of $203, $99, $220 and $196, respectively	(430)	(180)	(399)	(357)

Total other comprehensive income (loss), net of tax	(2,469)	499	(482)	802
Total comprehensive income	20,007	21,662	37,053	38,345
Comprehensive (income) loss attributable to noncontrolling interests	58	418	(4)	835

Comprehensive income attributable to The GEO Group, Inc.	$20,065	$22,080	$37,049	$39,180

(1)	Note that earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JULY 1, 2012 AND JANUARY 1, 2012

(In thousands, except share data)

	July 1, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68,538	$44,753
Restricted cash and investment (including VIEs[1] of $29,373 and $35,435, respectively)	40,071	42,535
Accounts receivable, less allowance for doubtful accounts of $2,779 and $2,453, respectively	284,431	285,810
Deferred income tax assets, net	28,726	28,726
Prepaid expenses and other current assets	23,383	50,346
Current assets of discontinued operations	6,713	7,159

Total current assets	451,862	459,329

Restricted Cash and Investments (including VIEs of $41,270 and $38,930, respectively)	60,070	57,912
Property and Equipment, Net (including VIEs of $160,284 and $162,665, respectively)	1,718,392	1,705,306
Assets Held for Sale	5,390	4,363
Direct Finance Lease Receivable	29,253	32,146
Deferred Income Tax Assets, Net	1,711	1,711
Goodwill	508,068	508,066
Intangible Assets, Net	190,743	200,342
Other Non-Current Assets	83,163	79,576
Non-Current Assets of Discontinued Operations	576	865

Total Assets	$3,049,228	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,681	$69,632
Accrued payroll and related taxes	37,209	38,130
Accrued expenses	121,604	126,682
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $21,000 and $20,770, respectively)	59,758	53,666
Current liabilities of discontinued operations	702	708

Total current liabilities	282,954	288,818

Deferred Income Tax Liabilities	125,209	125,209
Other Non-Current Liabilities	58,938	56,381
Capital Lease Obligations	12,456	13,087
Long-Term Debt	1,298,030	1,319,068
Non-Recourse Debt (including VIEs of $101,730 and $108,335, respectively)	198,995	208,532
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,447,378 and 85,185,158 issued and 61,459,663 and 61,181,172 outstanding, respectively	854	852
Additional paid-in capital	730,235	727,297
Retained earnings	544,290	507,170
Accumulated other comprehensive income	1,453	1,930
Treasury stock, 23,987,715 and 24,003,986 shares, at cost, at July 1, 2012 and January 1, 2012, respectively	(213,735)	(214,031)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,063,097	1,023,218
Noncontrolling interests	9,549	15,303

Total shareholders’ equity	1,072,646	1,038,521

Total Liabilities and Shareholders’ Equity	$3,049,228	$3,049,616

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED

JULY 1, 2012 AND JULY 3, 2011

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011
Cash Flow from Operating Activities:
Net Income	$37,535	$37,543
Net (income) loss attributable to noncontrolling interests	(9)	825

Net income attributable to The GEO Group, Inc.	37,526	38,368
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	46,882	39,646
Amortization of debt issuance costs, discount and/or premium	1,369	640
Restricted stock expense	2,061	1,785
Stock option expense	1,433	1,813
Provision for doubtful accounts	517	999
Equity in earnings of affiliates, net of tax	(1,178)	(2,080)
Income tax (benefit) provision of equity compensation	270	(392)
Loss on sale of property and equipment	915	52
Dividends received from unconsolidated joint venture	—	5,402
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	27,137	16,176
Changes in accounts payable, accrued expenses and other liabilities	7,820	(11,124)

Cash provided by operating activities - continuing operations	124,752	91,285
Cash provided by operating activities - discontinued operations	1,061	3,977

Net cash provided by operating activities	125,813	95,262

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	—	(409,607)
Proceeds from sale of property and equipment	231	619
Proceeds from sale of assets held for sale	297	6,640
Change in restricted cash and investments	333	(11,478)
Capital expenditures	(71,853)	(87,362)

Net cash used in investing activities	(70,992)	(501,188)

Cash Flow from Financing Activities:
Payments on long-term debt	(169,282)	(46,832)
Proceeds from long-term debt	145,000	482,260
Distribution to noncontrolling interests	(5,758)	(4,012)
Proceeds from the exercise of stock options	396	2,209
Payments for retirement of common stock	(1,035)	—
Income tax (provision) benefit of equity compensation	(270)	392
Debt issuance costs	(44)	(10,771)

Net cash (used in) provided by financing activities	(30,993)	423,246
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(43)	469

Net Increase in Cash and Cash Equivalents	23,785	17,789
Cash and Cash Equivalents, beginning of period	44,753	39,664

Cash and Cash Equivalents, end of period	$68,538	$57,453

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$6,801	$30,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company”, or “GEO”), is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services domestically and internationally. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of July 1, 2012, the Company’s worldwide operations included the management and/or ownership of approximately 75,000 beds at 109 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012 for the fiscal year ended January 1, 2012. The accompanying January 1, 2012 consolidated balance sheet, which has been retrospectively reclassified to reflect the assets and liabilities of discontinued operations (Refer to Note 8), has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K (File No. 001-14260). In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen and twenty-six weeks ended July 1, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 30, 2012.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed. Changes in goodwill from January 1, 2012 to July 1, 2012 are related to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations and also in connection with the previous purchase of additional shares in the Company’s consolidated South African joint venture. Changes in gross carrying amount from January 1, 2012 to July 1, 2012 are related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements, the BI trade name and technology as follows (in thousands):

	July 1, 2012			January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Facility management contracts	$158,588	$(29,528)	$129,060	$158,604	$(22,985)	$135,619
Covenants not to compete	8,570	(7,872)	698	8,570	(6,347)	2,223
Technology	21,200	(4,215)	16,985	21,200	(2,700)	18,500
Trade name	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets	$232,358	$(41,615)	$190,743	$232,374	$(32,032)	$200,342

Amortization expense relative to the Company’s finite lived intangible assets was $4.8 million and $9.6 million, respectively, for the thirteen and twenty-six weeks ended July 1, 2012. Amortization expense relative to the Company’s finite lived intangible assets was $5.0 million and $9.1 million respectively, for the thirteen and twenty-six weeks ended July 3, 2011. As of July 1, 2012, the weighted average period before the next contract renewal or extension for all of the facility management contracts was approximately 1.7 years.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2012 through fiscal year 2016 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2012	$8,525
2013	15,195
2014	14,979
2015	14,949
2016	14,856
Thereafter	78,239

$146,743

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of July 1, 2012 and January 1, 2012 (in thousands):

		Fair Value Measurements at July 1, 2012
	Total Carrying Value at July 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,256	$—	$7,256	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$41,590	$—	$41,590	$—
Rabbi Trust	$8,941	$8,941	$—	$—
Fixed income securities	$2,081	$—	$2,081	$—
Liabilities:
Interest rate swap derivative liabilities	$589	$—	$589	$—

		Fair Value Measurements at January 1, 2012
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,440	$—	$7,440	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$33,821	$—	$33,821	$—
Rabbi Trust	$8,016	$5,898	$2,118	$—
Fixed income securities	$2,013	$—	$2,013	$—

The Company’s Level 1 investment included in the tables above as of July 1, 2012 and January 1, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of July 1, 2012 and January 1, 2012 consist of an interest rate swap asset held by the Company’s Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and an Investment Repurchase Agreement (“Repo Agreement”) related to Municipal Correctional Finance, L.P. (“MCF”), the Company’s consolidated VIE. As of July 1, 2012, the Repo Agreement consisted of guaranteed investments of $23.8 million and $17.8 million for the debt service reserve fund and the bond fund payment account, respectively. As of January 1, 2012 the Repo Agreement consisted of guaranteed investments of $23.9 million and $9.9 million for the debt service reserve fund and the bond fund payment account, respectively. The Repo Agreement is considered a Level 2 restricted investment since its fair value is estimated by using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at July 1, 2012 and January 1, 2012 (in thousands):

	Carrying Value as of July 1, 2012	Estimated Fair Value Measurements at July 1, 2012
		Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$68,538	$68,538	$68,538	$—	$—
Restricted cash	43,868	43,868	43,868	—	—
Liabilities:
Borrowings under Senior Credit Facility	$767,632	$770,000	$—	$770,000	$—
7 3/4% Senior Notes	247,337	267,975	—	267,975	—
6.625% Senior Notes	300,000	310,320	—	310,320	—
Non-recourse debt, Australian subsidiary	37,434	39,135	—	39,135	—
Other non-recourse debt, including current portion	195,289	201,624	—	201,624	—

	Carrying Value as of January 1, 2012	Estimated Fair Value Measurements at January 1, 2012
		Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$44,753	$44,753	$44,753	$—	$—
Restricted cash	52,868	52,868	52,868	—	—
Liabilities:
Borrowings under Senior Credit Facility	$782,962	$785,917	$—	$785,917	$—
7 3/4% Senior Notes	247,141	262,033	—	262,033	—
6.625% Senior Notes	300,000	300,375	—	300,375	—
Non-recourse debt, Australian subsidiary	40,345	41,347	—	41,347	—
Other non-recourse debt, including current portion	201,453	206,712	—	206,712	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at July 1, 2012 and January 1, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”) and the 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of the non-recourse debt related to MCF is estimated using a discounted cash flow model based on the Company’s current borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury shares		Noncontrolling Interests	Total Shareholders’ Equity

	Shares	Amount				Shares	Amount
Balance January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521
Stock option and restricted stock award transactions	347	3	393	—	—	—	—	—	396
Tax provision related to equity compensation	—	—	(270)	—	—	—	—	—	(270)
Stock-based compensation expense	—	—	3,494	—	—	—	—	—	3,494
Cancellation of restricted stock	(26)	—	—	—	—	—	—	—	—
Retirement of common stock	(58)	(1)	(628)	(406)	—	—	—	—	(1,035)
Reissuance of treasury stock in connection with ESPP	16	—	—	—	—	(16)	296	—	296
Other adjustments to additional paid-in capital	—	—	(51)	—	—	—	—	—	(51)
Distribution to non-controlling interests	—	—	—	—	—	—	—	(5,758)	(5,758)
Total comprehensive income	—	—	—	37,526	(477)	—	—	4	37,053

Balance July 1, 2012	61,460	$854	$730,235	$544,290	$1,453	23,988	$(213,735)	$9,549	$1,072,646

6. EQUITY INCENTIVE PLANS

As of July 1, 2012, under the 2006 Stock Incentive Plan (“2006 Plan”), the Company had 1,509,454 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 681,054 shares were available for the issuance of awards other than stock options. During the twenty-six weeks ended July 1, 2012, the Company repurchased and retired 57,457 shares of fully vested employee equity awards.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company Plans is as follows for the twenty-six weeks ended July 1, 2012:

Fiscal Year	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2012	1,601	$19.44	6.73	$2,778
Options granted	—	—
Options exercised	(62)	6.41
Options forfeited/canceled/expired	(51)	22.47

Options outstanding at July 1, 2012	1,488	$19.88	6.36	$5,228

Options exercisable at July 1, 2012	1,017	$18.38	5.53	$4,828

No stock options were granted by the Company during the twenty-six weeks ended July 1, 2012. During the fiscal year ended January 1, 2012, the Company granted 554,350 stock options to its employees with an aggregate fair value of $5.4 million and a weighted average exercise price of $24.71. During the fiscal year ended January 1, 2012, 297,406 shares of common stock were issued to employees as a result of option exercises. For the twenty-six weeks ended July 1, 2012 and July 3, 2011, the amount of stock-based compensation expense related to stock options was $1.4 million and $1.8 million, respectively. As of July 1, 2012, the Company had $3.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period. A summary of the activity of restricted stock outstanding is as follows for the twenty-six weeks ended July 1, 2012:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2012	442	$23.32
Granted	285	17.62
Vested	(108)	24.60
Forfeited/canceled	(22)	22.45

Restricted stock outstanding at July 1, 2012	597	$20.62

During the twenty-six weeks ended July 1, 2012, the Company issued 285,000 restricted stock awards to its Directors and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain targeted revenue in its fiscal year ending December 30, 2012. These performance based awards were canceled and new performance awards were granted on July 20, 2012 with revised performance targets. See Note 16 Subsequent Events for further discussion. During the fiscal year ended January 1, 2012, the Company issued 381,010 restricted stock awards to its Directors and certain senior employees. Of these awards, 205,000 were performance based awards for which the targeted revenue was achieved for the fiscal year ended January 1, 2012. For performance based awards granted prior to July 20, 2012, these grants vest over a three year period from the date of the award if the targeted revenue is achieved. The aggregate fair value of the awards issued during the twenty-six weeks ended July 1, 2012 and the fiscal year ended January 1, 2012, based on the closing price of the Company’s common stock on the respective grant dates, was $5.0 million and $9.3 million, respectively.

During the fiscal year ended January 1, 2012, 94,530 shares of common stock were issued to employees as a result of the satisfaction of vesting requirements. For the twenty-six weeks ended July 1, 2012 and July 3, 2011, the Company recognized $2.1 million and $1.8 million, respectively, of compensation expense related to its restricted stock awards. As of July 1, 2012, the Company had $9.9 million of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

On July 9, 2011, the Company adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”), subject to obtaining shareholder approval. The Plan was approved by the Company’s Compensation Committee and its Board of Directors on May 4, 2011. The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price.

The Plan, which was approved by the Company’s shareholders on May 4, 2012, specifies that the share purchases for the pre-shareholder approval periods began on June 29, 2012. During the pre-shareholder approval periods, which ended on June 29, 2012, the Plan was considered to be compensatory due to an option feature contained in the Plan during that period. Stock-based compensation recorded during the pre-shareholder period was not significant. During the post-shareholder approval period the Plan no longer contains an option feature and therefore is considered to be non-compensatory. As such, no compensation expense will be recorded during the post-shareholder approval period. Share purchases for the post-shareholder approval offering periods will begin on the last day of each month. On June 29, 2012, 16,271 shares were issued out of the Company’s treasury stock in connection with the pre-shareholder approval periods. The Company will offer up to 500,000 shares of its common stock for sale to eligible employees.

7. EARNINGS PER SHARE

Stock Repurchase Program

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of the Company’s common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 1, 2012, the Company purchased 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. There were no repurchases of common stock under the stock repurchase program during the twenty-six weeks ended July 1, 2012.

Earnings per share

Basic earnings per share is computed by dividing the net income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) were calculated for the thirteen and twenty-six weeks ended July 1, 2012 and July 3, 2011 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Income from continuing operations	$23,046	$20,246	$38,058	$35,978
Net (income) loss attributable to noncontrolling interests	25	415	(9)	825

Net income from continuing operations attributable to The GEO Group, Inc.	23,071	20,661	38,049	36,803
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,839	64,455	60,803	64,373

Per share amount	$0.38	$0.32	$0.63	$0.57

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,839	64,455	60,803	64,373
Effect of dilutive securities: Stock options and restricted stock	227	403	181	414

Weighted average shares assuming dilution	61,066	64,858	60,984	64,787

Per share amount	$0.38	$0.32	$0.62	$0.57

Thirteen Weeks

For the thirteen weeks ended July 1, 2012, 57,934 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 1,642 shares of restricted stock were anti-dilutive.

For the thirteen weeks ended July 3, 2011, 77,472 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

Twenty-six Weeks

For the twenty-six weeks ended July 1, 2012, 112,428 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 1,584 shares of restricted stock were anti-dilutive.

For the twenty-six weeks ended July 3, 2011, 56,094 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

8. DISCONTINUED OPERATIONS

The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the assets, liabilities and cash flows associated with, and operating results of such management contracts, net of taxes, as a discontinued operation. The Company presents such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the thirteen weeks ended July 1, 2012, the Company discontinued operations at certain of its domestic facilities. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been retrospectively reflected in the accompanying consolidated financial statements as discontinued operations for all prior periods presented. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all prior periods presented.

U.S. Corrections & Detention: On April 19, 2012, the Company announced its discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations were $11.2 million and $11.0 million, for the thirteen weeks ended July 1, 2012 and July 3, 2011, respectively and $22.3 million and $22.4 million for the twenty-six weeks ended July 1, 2012 and July 3, 2011, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

As of July 1, 2012, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gain (loss), entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $(0.1) million and $0.2 million during the thirteen and twenty-six weeks ended July 1, 2012, respectively. As of July 1, 2012 and January 1, 2012, the swap assets’ fair values were $7.3 million and $7.4 million, respectively and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended July 1, 2012 or July 3, 2011.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.4 million and $0.4 million for the thirteen and twenty-six weeks ended July 1, 2012 respectively. The total fair value of the swap (liability) asset as of July 1, 2012 and January 1, 2012 was $(0.6) million and $0.0 million, respectively, and is recorded as a component of other (liabilities) assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

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

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of July 1, 2012 and January 1, 2012 was $26.1 million and $26.4 million, respectively and is included in Property and Equipment in the accompanying consolidated balance sheets.

MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from certain wholly owned subsidiaries of Cornell Companies, Inc. (“Cornell”), a wholly owned GEO subsidiary, and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016. Under the terms of the Lease, the Company will lease the assets for the remainder of the 20-year base term, which ends in 2021, and has options at its sole discretion to renew the Lease for up to approximately 25 additional years. MCF’s sole source of revenue is from the Company and as such the Company has the power to direct the activities of the VIE that most significantly impact its performance. The Company’s risk is generally limited to the rental obligations under the operating leases. This entity is included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation. MCF maintains separate financial statements and all of the assets to which MCF has title are included therein. It should be noted that even though the Company consolidates MCF for accounting purposes, this VIE is a separate entity owned by unrelated third parties. MCF’s assets and credit are not available to satisfy the debts and other obligations of the Company. On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. In addition, in connection with the transaction, the Company will pay approximately $67 million, net of bond cash reserves and inclusive of a net make-whole premium of approximately $15 million, to redeem the MCF bonds. The Company expects to incur a one-time loss on extinguishment of debt in connection with the redemption of the bonds of approximately $8 million. Closing of the transaction is conditional on the Company redeeming the outstanding MCF bonds. The Company expects to close the transaction during its third fiscal quarter of 2012.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd; each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $8.1 million at July 1, 2012 and its guarantees related to SACS discussed in Note 11 - Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of

GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $18.9 million as of July 1, 2012, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of July 1, 2012, $19.1 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. The Company has recorded $0.9 million and $1.4 million losses, net of tax impact, for GEOAmey’s operations during the thirteen and twenty-six weeks ended July 1, 2012, respectively, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of comprehensive income.

11. DEBT

Debt outstanding as of July 1, 2012 and January 1, 2012 consisted of the following (in thousands):

	July 1, 2012	January 1, 2012
Capital Lease Obligations	$13,627	$14,171
Senior Credit Facility:
Term loans	474,000	482,500
Discount on term loan	(1,368)	(1,538)
Revolver	295,000	302,000

Total Senior Credit Facility	767,632	782,962
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Discount on Notes	(2,663)	(2,859)
Swap on Notes	7,256	7,411

Total 7 3/4% Senior Notes	254,593	254,552
Non-Recourse Debt :
Non-Recourse Debt	227,549	235,430
Premium on Non-Recourse Debt	6,846	8,304
Discount on Non-Recourse Debt	(1,672)	(1,936)

Total Non-Recourse Debt	232,723	241,798
Other debt	664	870

Total debt	1,569,239	1,594,353
Current portion of capital lease obligations, long-term debt and non-recourse debt	(59,758)	(53,666)
Capital Lease Obligations, long-term portion	(12,456)	(13,087)
Non-Recourse Debt	(198,995)	(208,532)

Long-Term Debt	$1,298,030	$1,319,068

Senior Credit Facility

As of July 1, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A (“Term Loan A”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 (“Term Loan A-2”), currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (iv) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 3.00% and maturing August 4, 2015.

As of July 1, 2012, the Company had $472.6 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2 and Term Loan B, $295.0 million in borrowings under the Revolver, and approximately $56.5 million in letters of credit which leaves $148.5 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of July 1, 2012 was 3.4%.

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

The Senior Credit Facility requires the Company to meet certain financial covenants, including a maximum Total Leverage Ratio, a maximum Senior Secured Leverage Ratio and an Interest Coverage Ratio. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of July 1, 2012.

7  3/4% Senior Notes

Interest on the 7 3/4% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries. The Company believes it was in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of July 1, 2012.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of July 1, 2012.

Non-Recourse Debt

South Texas Detention Complex

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.76% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by CSC for initial development.

On February 1, 2012, STLDC made a payment from its restricted cash account of $5.0 million for the current principal portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of July 1, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $22.4 million, of which $5.2 million is due within the next twelve months. Also, as of July 1, 2012, included in current restricted cash and non-current restricted cash is $6.3 million and $12.3 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in October 2014 and have fixed coupon rates between 4.00% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No principal payments were made during the twenty-six weeks ended July 1, 2012. As of July 1, 2012, the remaining balance of the debt service requirement is $19.7 million, of which $6.3 million is classified as current in the accompanying consolidated balance sheet.

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

As of July 1, 2012, included in current restricted cash and non-current restricted cash is $9.3 million and $3.3 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF

MCF is obligated for the outstanding balance of the 8.47% Revenue Bonds. The bonds bear interest at a rate of 8.47% per annum and are payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds is due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds are limited, non-recourse obligations of MCF and are collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the eleven facilities owned by MCF. The bonds are not guaranteed by the Company or its subsidiaries. As of July 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding the effect of the unamortized premium of $6.8 million and net of the current portion of $15.8 million. As of January 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding the effect of the unamortized premium of $8.3 million and net of the current portion of $15.8 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

The 8.47% Revenue Bond indenture provides for the establishment and maintenance by MCF for the benefit of the trustee under the indenture of a debt service reserve fund. As of July 1, 2012, the debt service reserve fund has a balance of $23.8 million. The debt service reserve fund is available to the trustee to pay debt service on the 8.47% Revenue Bonds when needed, and to pay final debt service on the 8.47% Revenue Bonds. If MCF were to default in its obligation under the 8.47% Revenue Bonds indenture, the trustee may declare the principal outstanding and accrued interest immediately due and payable. MCF has the right to cure a default of non-payment obligations. The 8.47% Revenue Bonds are subject to extraordinary mandatory redemption in certain instances upon casualty or condemnation. The 8.47% Revenue Bonds may be redeemed at the option of MCF prior to their final scheduled payment dates at par plus accrued interest plus a make-whole premium. On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. In addition, in connection with the transaction, the Company will pay approximately $67 million, net of bond cash reserves and inclusive of a net make-whole premium of approximately $15 million, to redeem the MCF bonds. The Company expects to incur a one-time loss on extinguishment of debt in connection with the redemption of the bonds of approximately $8 million. Closing of the transaction is conditional on the Company redeeming the outstanding MCF bonds. The Company expects to close the transaction during its third fiscal quarter of 2012.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $37.4 million (AUD 36.5 million) and $40.3 million (AUD 39.5 million), at July 1, 2012 and January 1, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at July 1, 2012, was $5.1 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.3 million based on exchange rates as of July 1, 2012. Additionally, SACS was required to fund a restricted account for the payment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of July 1, 2012.

In addition to the above, the Company has also agreed to provide a loan, of up to 20 million South African Rand, or $2.5 million, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, based on exchange rates as of July 1, 2012, commencing in 2017. The Company has a liability of $2.1 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of July 1, 2012 and January 1, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of July 1, 2012 and January 1, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At July 1, 2012, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.9 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.1 million, or $19.1 million based on exchange rates as of July 1, 2012, was outstanding as of July 1, 2012. The Company’s maximum exposure relative to the joint venture is its note receivable of $19.1 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

12. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

On June 22, 2011, a jury verdict for $6.5 million was returned against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-

84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. The Company disagrees with the judgment and is pursuing an appeal. A supersedeas bond in the amount of $10.0 million was posted on August 29, 2011 by the insurance company of the State of Pennsylvania, one of the Company’s insurers. The Company intends to vigorously defend its rights and believes its accrual relative to this judgment is adequate. Under its insurance plan, the Company is responsible for the first $3.0 million of liability. Aside from this amount, which the Company would pay directly from general corporate funds, the Company believes it has insurance coverage for this matter.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.4 million based on exchange rates as of July 1, 2012, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its future financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

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

Construction Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost $125.6 million, of which $73.4 million was spent through the second quarter of 2012. The Company estimates the remaining capital requirements related to these capital projects to be $52.2 million, which will be spent through fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2012 and/or 2013 could materially increase.

Contract Terminations

On March 31, 2012, the Company’s contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The termination of this contract did not have a material impact on its financial position, results of operations and/ or cash flows.

On April 10, 2012, the Company announced that the California Department of Corrections and Rehabilitation (“CFCR”) notified the Company that it had rescinded the previous notice of termination regarding GEO’s management contract for the 625-bed Golden State Correctional Facility (“Golden State”). Golden State, which was previously scheduled to close on June 30, 2012, will remain in operation under the Company’s current contract which is effective through December 14, 2012.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Refer to Note 8 - Discontinued Operations.

The Company is currently marketing approximately 7,000 vacant beds at eight of its idle facilities to potential customers. The carrying values of these idle facilities totaled $266.7 million as of July 1, 2012 , excluding equipment and other assets that can be easily transferred for use at other facilities.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
U.S. Corrections & Detention	$246,060	$230,662	$481,094	$460,870
GEO Care	110,320	110,857	220,013	207,746
International Services	55,968	55,285	112,498	108,413
Facility Construction & Design	—	—	—	119

Total revenues	$412,348	$396,804	$813,605	$777,148

Operating income:
U.S. Corrections & Detention	$59,849	$52,881	$106,960	$107,598
GEO Care	21,203	21,443	39,827	35,293
International Services	2,454	2,322	6,641	6,274
Facility Construction & Design	—	(23)	—	80

Operating income from segments	$83,506	$76,623	$153,428	$149,245

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total operating income from segments	$83,506	$76,623	$153,428	$149,245
Unallocated amounts:
General and Administrative Expenses	(27,043)	(27,710)	(54,484)	(60,498)
Net interest expense	(18,856)	(17,783)	(37,856)	(33,175)

Income before income taxes and equity in earnings of affiliates	$37,607	$31,130	$61,088	$55,572

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

As of July 1, 2012 and January 1, 2012 and for the thirteen and twenty-six weeks ended July 1, 2012 and July 3, 2011, SACS was considered to be a significant subsidiary and as such, summarized financial data is included below as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Statement of Operations Data
Revenues	$11,651	$12,830	$23,496	$25,001
Operating income	4,706	5,369	9,474	10,129
Net income	2,641	2,837	5,232	4,160

	July 1, 2012		January 1, 2012
Balance Sheet Data
Current assets	$22,774		$21,068
Non-current assets	37,317		39,110
Current liabilities	3,331		3,645
Non-current liabilities	40,473		45,237
Shareholders’ equity	16,287		11,296

As of July 1, 2012 and January 1, 2012, the Company’s investment in SACS was $8.1 million and $5.6 million, respectively.

The Company has recorded $0.9 million and $1.4 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen and twenty-six weeks ended July 1, 2012, which is included in Equity in earnings of affiliates in the accompanying consolidated statement of comprehensive income. As of July 1, 2012, the Company’s investment in GEOAmey was $(3.8) million, and represents its share of reported losses.

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Twenty-six Weeks Ended July 1, 2012	Fiscal Year Ended January 1, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,879	$13,830
Service cost	387	645
Interest cost	393	667
Actuarial gain	—	1,922
Benefits paid	(79)	(185)

Projected benefit obligation, end of period	$17,580	$16,879

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	79	185
Benefits paid	(79)	(185)
Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,580)	$(16,879)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Components of Net Periodic Benefit Cost
Service cost	$193	$161	$387	$322
Interest cost	197	167	393	334
Amortization of prior service cost	—	—	—	—
Net loss	48	16	97	32

Net periodic pension cost	$438	$344	$877	$688

The long-term portion of the pension liability as of July 1, 2012 and January 1, 2012 was $17.4 million and $16.7 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING STANDARDS

The Company implemented the following accounting standards in the twenty-six weeks ended July 1, 2012:

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in US GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company during interim and annual periods beginning after December 15, 2011 and has been applied prospectively, where applicable. The implementation of this standard in the twenty-six weeks ended July 1, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and was applied retrospectively. The implementation of this standard in the twenty-six weeks ended July 1, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In December 2011, the FASB issued ASU 2011-12 in order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. No other requirements in ASU 2011-05 were affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s implementation of ASU 2011-12 in the twenty-six weeks ended July 1, 2012 did not have a material impact on the Company’s financial position, results of operation or cash flows. The Company does not expect the future impact of this standard, once the deferral period is over, to have a material impact on the Company’s financial position, results of operation or cash flows.

In July 2012, the FASB issued ASU 2012-02 which is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of facts and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value with the carrying amount in accordance with Subtopic 350-30. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

16. SUBSEQUENT EVENTS

Restricted Stock Awards

On July 20, 2012, the Compensation Committee of the Board of Directors adopted resolutions providing that all future performance-based equity grants under GEO’s equity incentive plans will be subject to multiple annual performance metrics. Such annual metrics for performance-based awards will include earnings-per-share performance and return on capital employed results. Such metrics will not include revenue for future performance-based awards (Refer to Note 6 - Equity Incentive Plans). In connection with the resolution, the Compensation Committee canceled the restricted stock awards previously granted on March 12, 2012 to certain executive officers. In lieu of the canceled awards, the Compensation Committee granted new restricted stock awards on July 20, 2012 to these same executive officers covering the same number of shares of restricted stock as were granted in March 2012. The vesting of these new restricted stock grants will be subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during years 2012, 2013 and 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2012, 2013 and 2014. Based on the terms of the agreement, the Company does not expect there to be any incremental compensation cost related to the modified awards.

Dividends

On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record on August 21, 2012 to be paid out on September 7, 2012.

Operating Tax Refund

In the Third Quarter 2012, the Company received net refunds in the amount of $6.0 million, not related to income taxes, for certain previously disputed tax claims in various jurisdictions.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	43,081	$4,550	$20,907	$—	$68,538
Restricted cash and investments	—	1,350	38,721	—	40,071
Accounts receivable, less allowance for doubtful accounts	122,746	138,653	23,032	—	284,431
Deferred income tax assets, net	13,891	11,047	3,788	—	28,726
Prepaid expenses and other current assets	6,878	7,094	10,565	(1,154)	23,383
Current assets of discontinued operations	4,740	1,973	—	—	6,713

Total current assets	191,336	164,667	97,013	(1,154)	451,862

Restricted Cash and Investments	8,941	—	51,129	—	60,070
Property and Equipment, Net	638,967	830,739	248,686	—	1,718,392
Assets Held for Sale	3,083	2,307	—	—	5,390
Direct Finance Lease Receivable	—	—	29,253	—	29,253
Intercompany Receivable	378,861	14,380	12,708	(405,949)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	762	—	508,068
Intangible Assets, Net	—	188,957	1,786	—	190,743
Investment in Subsidiaries	1,317,002	16,615	—	(1,333,617)	—
Other Non-Current Assets	38,680	81,700	37,104	(74,321)	83,163
Non-Current Assets of Discontinued Operations	$541	$35	$—	$—	$576

Total Assets	$2,577,445	$1,806,672	$480,152	$(1,815,041)	$3,049,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$27,396	$33,154	$3,131	$—	$63,681
Accrued payroll and related taxes	2,829	16,911	17,469	—	37,209
Accrued expenses	73,968	21,626	27,164	(1,154)	121,604
Current portion of capital lease obligations, long-term debt and non-recourse debt	24,606	1,424	33,728	—	59,758
Current liabilities of discontinued operations	546	156	—	—	702

Total current liabilities	129,345	73,271	81,492	(1,154)	282,954

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	12,708	375,695	17,546	(405,949)	—
Other Non-Current Liabilities	31,692	26,798	74,769	(74,321)	58,938
Capital Lease Obligations	—	12,456	—	—	12,456
Long-Term Debt	1,297,724	306	—	—	1,298,030
Non-Recourse Debt	—	—	198,995	—	198,995
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,063,097	1,226,841	106,776	(1,333,617)	1,063,097
Noncontrolling Interests	—	9,009	540	—	9,549

Total Shareholders’ Equity	1,072,646	1,235,850	107,316	(1,343,166)	1,072,646

Total Liabilities and Shareholders’ Equity	$2,577,445	$1,806,672	$480,152	$(1,815,041)	$3,049,228

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,085	$3,155	$26,513	$—	$44,753
Restricted cash and investments	—	—	42,535	—	42,535
Accounts receivable, less allowance for doubtful accounts	123,426	139,574	22,810	—	285,810
Deferred income tax assets, net	14,063	10,875	3,788	—	28,726
Prepaid expenses and other current assets	17,170	23,791	10,539	(1,154)	50,346
Current assets of discontinued operations	5,021	2,138	—	—	7,159

Total current assets	174,765	179,533	106,185	(1,154)	459,329

Restricted Cash and Investments	8,016	—	49,896	—	57,912
Property and Equipment, Net	620,124	834,345	250,837	—	1,705,306
Assets Held for Sale	3,083	1,280	—	—	4,363
Direct Finance Lease Receivable	—	—	32,146	—	32,146
Intercompany Receivable	386,026	14,305	14,028	(414,359)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	760	—	508,066
Intangible Assets, Net	—	198,477	1,865	—	200,342
Investment in Subsidiaries	1,333,885	9,784	—	(1,343,669)	—
Other Non-Current Assets	40,695	73,480	31,022	(65,621)	79,576
Non-Current Assets of Discontinued Operations	$697	$168	$—	$—	$865

Total Assets	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,159	$18,531	$3,942	$—	$69,632
Accrued payroll and related taxes	2,855	18,273	17,002	—	38,130
Accrued expenses	69,585	33,500	24,751	(1,154)	126,682
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,037	1,363	33,266	—	53,666
Current liabilities of discontinued operations	542	166	—	—	708

Total current liabilities	139,178	71,833	78,961	(1,154)	288,818

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	14,027	378,005	22,327	(414,359)	—
Other Non-Current Liabilities	29,384	28,654	63,964	(65,621)	56,381
Capital Lease Obligations	—	13,087	—	—	13,087
Long-Term Debt	1,318,639	429	—	—	1,319,068
Non-Recourse Debt	—	—	208,532	—	208,532
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,218	1,229,553	114,116	(1,343,669)	1,023,218
Noncontrolling Interests	—	14,787	516	—	15,303

Total Shareholders’ Equity	1,023,218	1,244,340	114,632	(1,343,669)	1,038,521

Total Liabilities and Shareholders’ Equity	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$153,754	$217,573	$61,400	$(20,379)	$412,348
Operating expenses	130,229	145,784	49,401	(20,379)	305,035
Depreciation and amortization	7,390	14,255	2,162	—	23,807
General and administrative expenses	9,609	13,597	3,837	—	27,043

Operating income	6,526	43,937	6,000	—	56,463
Interest income	7,848	393	1,661	(8,141)	1,761
Interest expense	(16,836)	(7,926)	(3,996)	8,141	(20,617)

Income (loss) before income taxes and equity in earnings of affiliates	(2,462)	36,404	3,665	—	37,607
Provision (benefit) for income taxes	(663)	14,089	1,565	—	14,991
Equity in earnings of affiliates, net of income tax provision	—	—	430	—	430

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(1,799)	22,315	2,530	—	23,046
Income from consolidated subsidiaries, net of income tax provision	24,845	—	—	(24,845)	—

Income from continuing operations	23,046	22,315	2,530	(24,845)	23,046
Net income (loss) from discontinued operations	(570)	85	—	(85)	(570)

Net income	22,476	22,400	2,530	(24,930)	22,476
Net loss attributable to noncontrolling interests	—	—	25	—	25

Net income attributable to The GEO Group, Inc.	$22,476	$22,400	$2,555	$(24,930)	$22,501

Net income	$22,476	$22,400	$2,530	$(24,930)	$22,476
Other comprehensive income (loss), net of tax	$29	$—	$(2,498)	$—	$(2,469)

Comprehensive income	$22,505	$22,400	$32	$(24,930)	$20,007
Comprehensive loss attributable to noncontrolling interests	$—		$58	$—	$58

Comprehensive income attributable to The GEO Group, Inc.	$22,505	$22,400	$90	$(24,930)	$20,065

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended July 3, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$138,571	$220,016	$57,514	$(19,297)	$396,804
Operating expenses	126,590	145,399	46,544	(19,297)	299,236
Depreciation and amortization	4,668	14,401	1,876	—	20,945
General and administrative expenses	9,520	14,459	3,731	—	27,710

Operating income (loss)	(2,207)	45,757	5,363	—	48,913
Interest income	7,767	413	1,562	(8,113)	1,629
Interest expense	(15,886)	(7,983)	(3,656)	8,113	(19,412)

Income (loss) before income taxes and equity in earnings of affiliates	(10,326)	38,187	3,269	—	31,130
Provision (benefit) for income taxes	(3,902)	14,756	1,448	—	12,302
Equity in earnings of affiliates, net of income tax provision	—	—	1,418	—	1,418

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(6,424)	23,431	3,239	—	20,246
Income from consolidated subsidiaries, net of income tax provision	26,670	—	—	(26,670)	—

Income from continuing operations	20,246	23,431	3,239	(26,670)	20,246
Net income from discontinued operations	917	236	—	(236)	917

Net income	21,163	23,667	3,239	(26,906)	21,163
Net loss attributable to noncontrolling interests	—	1	414	—	415

Net income attributable to The GEO Group, Inc.	$21,163	$23,668	$3,653	$(26,906)	$21,578

Net income	$21,163	$23,667	$3,239	$(26,906)	$21,163
Other comprehensive income, net of tax	10	—	489	—	$499

Comprehensive income	$21,173	$23,667	$3,728	$(26,906)	$21,662
Comprehensive loss attributable to noncontrolling interests	—	1	417	—	418

Comprehensive income attributable to The GEO Group, Inc.	$21,173	$23,668	$4,145	$(26,906)	$22,080

	For the Twenty-six Weeks Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$294,370	$436,476	$123,174	$(40,415)	$813,605
Operating expenses	261,460	294,875	97,375	(40,415)	613,295
Depreciation and amortization	14,244	28,318	4,320	—	46,882
General and administrative expenses	18,780	27,846	7,858	—	54,484

Operating income	(114)	85,437	13,621	—	98,944
Interest income	15,655	886	3,262	(16,235)	3,568
Interest expense	(33,754)	(15,837)	(8,068)	16,235	(41,424)

Income (loss) before income taxes and equity in earnings of affiliates	(18,213)	70,486	8,815	—	61,088
Provision (benefit) for income taxes	(6,323)	26,993	3,538	—	24,208
Equity in earnings of affiliates, net of income tax provision	—	—	1,178	—	1,178

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(11,890)	43,493	6,455	—	38,058
Income from consolidated subsidiaries, net of income tax provision	49,948	—	—	(49,948)	—

Income from continuing operations	38,058	43,493	6,455	(49,948)	38,058
Net income (loss) from discontinued operations	(523)	223	—	(223)	(523)

Net income	37,535	43,716	6,455	(50,171)	37,535
Net income attributable to noncontrolling interests	—	—	(9)	—	(9)

Net income attributable to The GEO Group, Inc.	$37,535	$43,716	$6,446	$(50,171)	$37,526

Net income	$37,535	$43,716	$6,455	$(50,171)	$37,535
Other comprehensive income (loss), net of tax	59	—	(541)	—	(482)

Comprehensive income	$37,594	$43,716	$5,914	$(50,171)	$37,053
Comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income attributable to The GEO Group, Inc.	$37,594	$43,716	$5,910	$(50,171)	$37,049

	For the Twenty-six Weeks Ended July 3, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$273,812	$427,970	$113,015	$(37,649)	$777,148
Operating expenses	251,024	286,276	88,606	(37,649)	588,257
Depreciation and amortization	8,855	27,059	3,732	—	39,646
General and administrative expenses	20,964	31,367	8,167	—	60,498

Operating income (loss)	(7,031)	83,268	12,510	—	88,747
Interest income	13,504	737	3,025	(14,068)	3,198
Interest expense	(29,239)	(13,922)	(7,280)	14,068	(36,373)

Income (loss) before income taxes and equity in earnings of affiliates	(22,766)	70,083	8,255	—	55,572
Provision (benefit) for income taxes	(8,709)	27,080	3,303	—	21,674
Equity in earnings of affiliates, net of income tax provision	—	—	2,080	—	2,080

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(14,057)	43,003	7,032	—	35,978
Income from consolidated subsidiaries, net of income tax provision	50,035	—	—	(50,035)	—

Income from continuing operations	35,978	43,003	7,032	(50,035)	35,978
Net income from discontinued operations	1,565	503	—	(503)	1,565

Net income	37,543	43,506	7,032	(50,538)	37,543
Net loss attributable to noncontrolling interests	—	2	823	—	825

Net income attributable to The GEO Group, Inc.	$37,543	$43,508	$7,855	$(50,538)	$38,368

Net income	$37,543	$43,506	$7,032	$(50,538)	$37,543
Other comprehensive income	19	—	783	—	802

Comprehensive income	37,562	43,506	7,815	(50,538)	38,345
Comprehensive loss attributable to noncontrolling interests	—	9	826	—	835

Comprehensive income attributable to The GEO Group, Inc.	$37,562	$43,515	$8,641	$(50,538)	$39,180

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Twenty-six Weeks Ended July 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$98,491	$17,218	$10,104	$125,813

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	162	69	231
Proceeds from sale of assets held for sale	—	297	—	297
Change in restricted cash and investments	—	—	333	333
Capital expenditures	(54,024)	(15,589)	(2,240)	(71,853)

Net cash (used in) provided by investing activities	(54,024)	(15,130)	(1,838)	(70,992)

Cash Flow from Financing Activities:
Payments on long-term debt	(160,556)	(693)	(8,033)	(169,282)
Proceeds from long-term debt	145,000	—	—	145,000
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from the exercise of stock options	396	—	—	396
Income tax provision of equity compensation	(270)	—	—	(270)
Payments for retirement of common stock	(1,035)	—	—	(1,035)
Debt issuance costs	(6)	—	(38)	(44)

Net cash used in financing activities	(16,471)	(693)	(13,829)	(30,993)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(43)	(43)

Net (Decrease) Increase in Cash and Cash Equivalents	27,996	1,395	(5,606)	23,785
Cash and Cash Equivalents, beginning of period	15,085	3,155	26,513	44,753

Cash and Cash Equivalents, end of period	$43,081	$4,550	$20,907	$68,538

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Twenty-six Weeks Ended July 3, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$64,488	$(1,202)	$31,976	$95,262

Cash Flow from Investing Activities:
Acquisition, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	619	—	619
Proceeds from assets held for sale	—	6,640	—	6,640
Change in restricted cash and investments	—	—	(11,478)	(11,478)
Capital expenditures	(82,994)	(3,236)	(1,132)	(87,362)

Net cash (used in) provided by investing activities	(492,601)	4,023	(12,610)	(501,188)

Cash Flow from Financing Activities:
Payments on long-term debt	(38,638)	(576)	(7,618)	(46,832)
Proceeds from long-term debt	482,260	—	—	482,260
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Proceeds from the exercise of stock options	2,209	—	—	2,209
Income tax benefit of equity compensation	392	—	—	392
Debt issuance costs	(10,771)	—	—	(10,771)

Net cash provided by (used in) financing activities	435,452	(576)	(11,630)	423,246

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	469	469

Net Increase in Cash and Cash Equivalents	7,339	2,245	8,205	17,789
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$9,953	$2,466	$45,034	$57,453

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our analysis of the advantages and disadvantages of a REIT conversion, the results of our private letter ruling request to the IRS and our expectations as to the timing of completing a REIT conversion;

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

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended July 1, 2012 as “Second Quarter 2012,” and we refer to the thirteen weeks ended July 3, 2011 as “Second Quarter 2011.” We refer to the twenty-six weeks ended July 1, 2012 as “First Half 2012” and the twenty-six weeks ended July 3, 2011 as “First Half 2011.”

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

We acquired two companies, Cornell Companies, Inc. and BII Holding Corporation, during the past two years that have had, and we believe will continue to have, a significant impact on our business. As a result of these acquisitions, we expect to benefit from the increased scale and diversification of service offerings. Our acquisition in August 2010 of Cornell Companies, Inc., which we refer to as Cornell and we refer to this transaction as the Cornell Acquisition, added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community-based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. Our acquisition on February 10, 2011 of BII Holding, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI and refer to this transaction as the BI Acquisition, provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of July 1, 2012, our worldwide operations included the management and/or ownership of approximately 75,000 beds at 109 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

•

we provide secure transportation services for offender and detainee populations as contracted domestically, and internationally, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and all of England except London and The East of England.

We maintained an average company-wide facility occupancy rate of 95.7% for the twenty-six weeks ended July 1, 2012, excluding facilities that are either idle or under development.

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

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations were $11.2 million and $11.0 million, for the thirteen weeks ended July 1, 2012 and July 3, 2011, respectively and $22.3 million and $22.4 million for the twenty-six weeks ended July 1, 2012 and July 3, 2011, respectively.

We are currently marketing approximately 7,000 vacant beds at 8 of our idle facilities to potential customers. The carrying values of these idle facilities totaled $266.7 million as of July 1, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Partnership Interests in Municipal Corrections Finance, L.P.

On April 24, 2012, we signed a definitive agreement to purchase 100% of the partnership interests in Municipal Corrections Finance, L.P., which we refer to as MCF, for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. In addition, in connection with the transaction, the Company will pay approximately $67 million, net of bond cash reserves and inclusive of a net make-whole premium of approximately $15 million, to redeem the MCF bonds. The Company expects to incur a one-time loss on extinguishment of debt in connection with the redemption of the bonds of approximately $8.million. Closing of the transaction is conditional on the Company redeeming the outstanding MCF bonds. We expect to close the transaction during our third fiscal quarter of 2012.

Approval of The GEO Group Inc. 2011 Employee Stock Purchase Plan

On May 4, 2012, our shareholders approved The GEO Group Inc. 2011 Employee Stock Purchase Plan. The Compensation Committee and Board of Directors had previously approved the Plan on May 4, 2011 and the Plan became effective on July 9, 2011, subject to obtaining shareholder approval. Eligible employees were allowed to participate in the Plan as of July 9, 2011, but no shares of common stock were issuable pursuant to the Plan prior to obtaining shareholder approval. Shares were issued to participating employees for the pre-shareholder approval offering periods on June 29, 2012 and shares will be issued to participating employees for the post-shareholder approval offering periods on the last day of each month.

Potential REIT Conversion

As previously disclosed, we are evaluating a potential conversion into a real estate investment trust (“REIT”). We have engaged legal advisors and financial advisors to assist us with this comprehensive review. In mid-July 2012, we submitted a request to the United States Internal Revenue Service for a private letter ruling in order to better inform our Board of Directors regarding the potential advantages and disadvantages of a REIT conversion and to determine whether we would qualify to convert to a REIT. Once we and our advisors complete the comprehensive analysis being performed regarding a potential REIT conversion, our Board of Directors will be adequately informed and in a position to determine whether to move forward with a REIT conversion. If our Board of Directors concludes that it is in our best interest to proceed with the REIT conversion, we would seek to complete the conversion by the earliest conversion date which is January 2013, however, due to the short timeframe, the REIT conversion could be delayed until the next available conversion date which is January 2014. We would expect to seek shareholder approval to implement provision in our charter that would be consistent with a public REIT structure.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the twenty-six weeks ended July 1, 2012, we did not experience any changes in estimates inherent in the preparation of our financial statements and, at this time, do not anticipate any changes during the fiscal year ending December 30, 2012. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. The results of operations presented herein do not include the results of operations related to the Company’s discontinued operations for all periods presented. Refer to Note 8 of the Quarterly Report on Form 10-Q.

Comparison of Thirteen Weeks Ended July 1, 2012 and Thirteen Weeks Ended July 3, 2011

For the purposes of the discussion below, “Second Quarter 2012” refers to the thirteen weeks ended July 1, 2012 and “Second Quarter 2011” refers to the thirteen weeks ended July 3, 2011.

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	246,060	59.6%	$230,662	58.2%	$15,398	6.7%
GEO Care	110,320	26.8%	110,857	27.9%	(537)	(0.5)%
International Services	55,968	13.6%	55,285	13.9%	683	1.2%
Facility Construction & Design	—	—%	—	—%	—	—%

Total	$412,348	100.0%	$396,804	100.0%	$15,544	3.9%

U.S. Corrections & Detention

Revenues increased in Second Quarter 2012 compared to Second Quarter 2011 primarily due to aggregate increases of $15.9 million due to the activation and intake of inmates at the 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2011, the 1,500-bed Riverbend Correctional Facility (“Riverbend”) in December 2011, and the 600-bed Karnes Civil Detention Center (“Karnes”) in March 2012. We also experienced aggregate increases in revenues of $8.7 million at certain of our facilities primarily due to increases in population and/or rates. These increases were partially offset by an aggregate decrease of $11.0 million primarily due to contract terminations and other decreases related to lower populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.2 million in Second Quarter 2012 and 4.0 million in Second Quarter 2011. We experienced an aggregate increase of approximately 320,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.4% and 95.9% of capacity in Second Quarter 2012 and Second Quarter 2011 respectively, excluding idle facilities.

GEO Care

The decrease in revenues for GEO Care in Second Quarter 2012 compared to Second Quarter 2011 is primarily attributable to decreases in revenues of $3.7 million related to our terminated contracts. These decreases were partially offset by increases of $0.9 million due to new electronic monitoring contracts of BI and an increase of $2.4 million primarily due to population increases at certain facilities.

International Services

Revenues for our International Services segment during Second Quarter 2012 increased by $0.7 million over Second Quarter 2011 primarily due to the following factors: (i) aggregate increases at our Australian subsidiary of $1.7 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; (ii) an increase of $3.4 million due to the provision of additional services at Harmondsworth Immigration Removal Centre (“Harmondsworth”) located in London, England and the assumption of operations at the 217-bed Dungavel House

Immigration Removal Centre (“Dungavel”) on September 25, 2011; and (iii) an increase of $0.5 million at our South Africa subsidiary primarily due to increases in the inflationary index. These increases were partially offset by: (i) decreases of $3.4 million as a result of foreign exchange rate fluctuations; and (ii) a decrease in revenues of $1.6 million related to our terminated contract for the operation of the Campsfield House Removal Centre (“Campsfield House”).

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$170,467	69.3%	$164,568	71.3%	$5,899	3.6%
GEO Care	81,610	74.0%	82,232	74.2%	(622)	(0.8)%
International Services	52,958	94.6%	52,413	94.8%	545	1.0%
Facility Construction & Design	—	—%	23	—%	(23)	(100.0)%

Total	$305,035	74.0%	$299,236	75.4%	$5,799	1.9%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend and Karnes which contributed an aggregate increase to operating expenses of $10.5 million; and (ii) increases of $3.6 million at certain of our facilities primarily related to population increases, higher levels of required staffing and additional medical costs. These increases were partially offset by aggregate decreases in operating expenses of $8.2 million due to contract terminations. Overall, we experienced a decrease in operating expenses as a percentage of revenue primarily due to a $2.7 million accrual in Second Quarter 2011 due to the verdict entered against us at a GEO Oklahoma state correctional facility, as well as higher startup related costs in Second Quarter 2011 for new facilities opened.

GEO Care

Operating expenses for GEO Care decreased by $0.6 million during Second Quarter 2012 from Second Quarter 2011 primarily due to contract terminations. These decreases were partially offset by non-recurring recoveries related to accounts receivable and an insurance settlement for property damage at an acquired facility in Second Quarter 2011.

International Services

Operating expenses for our International Services segment during Second Quarter 2012 increased $0.5 million over the prior year due to: (i) the impacts of foreign currency exchange rates of $(1.1) million; and (ii) a decrease in operating expenses at our Australian subsidiary of $(1.0) million in Second Quarter 2012 which is primarily related to non-recurring international bid costs incurred during Second Quarter 2011. We also experienced a net increase of $2.6 million in operating expenses in the United Kingdom primarily due to the opening of Dungavel partially offset by the termination of our contract for the management of Campsfield House effective in May 2011.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	15,744	6.4%	$13,213	5.7%	$2,531	19.2%
GEO Care	7,507	6.8%	7,182	6.5%	325	4.5%
International Services	556	1.0%	550	1.0%	6	1.1%
Facility Construction & Design	—	—%	—	—	—	—%

Total	$23,807	5.8%	$20,945	5.3%	$2,862	13.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $2.5 million in Second Quarter 2012 compared to Second Quarter 2011 primarily as a result of the completion of construction projects in 2011.

GEO Care

The increase in depreciation and amortization expense for GEO Care in Second Quarter 2012 compared to Second Quarter 2011 is primarily due to an increase in monitoring and other equipment at BI in 2012 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in Second Quarter 2012 over Second Quarter 2011 primarily from increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$27,043	6.6%	$27,710	7.0%	$(667)	(2.4)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in Second Quarter 2012 compared to Second Quarter 2011 was due to $0.9 million of nonrecurring start-up and acquisition related costs in 2011. Excluding the impact of acquisition related costs, general and administrative expenses are slightly lower as a percentage of revenues in Second Quarter 2012 as a result of lower professional fees and other miscellaneous expenses. We anticipate that general and administrative expenses, excluding any acquisition related costs, as a percentage of revenue will be slightly lower in fiscal 2012 than in fiscal 2011.

Non Operating Expenses

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,761	0.4%	$1,629	0.4%	$132	8.1%
Interest Expense	$20,617	5.0%	$19,412	4.9%	$1,205	6.2%

The majority of our interest income generated in Second Quarter 2012 and Second Quarter 2011 is from the cash balances at our foreign subsidiaries.

The increase in interest expense of $1.2 million is attributable to more indebtedness outstanding in Second Quarter 2012 compared to Second Quarter 2011. We incurred aggregate increases in interest expense of $1.7 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. These increases were partially offset by decreases in interest expense aggregating $0.5 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt. Outstanding borrowings, net of discount and swap, at July 1, 2012 and July 3, 2011, excluding non-recourse debt and capital lease liabilities, were $1,322.9 million and $1,252.6 million, respectively.

Provision for Income Taxes

	2012	Effective Rate	2011	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$14,991	39.9%	$12,302	39.5%	$2,689	21.9%

The effective tax rate for Second Quarter 2012 was 39.9% compared to an effective tax rate of 39.5% for the same period in the prior year. The expiration of the federal Work-Opportunity-Tax-Credit legislation at the end of 2011 has an unfavorable impact on our effective tax rate of approximately one-half percent in 2012. We estimate our annual effective tax rate for fiscal year 2012 to be in the range of 39% to 40%.

Equity in Earnings of Affiliates

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$430	0.1%	$1,418	0.4%	$(988)	(69.7)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced a decrease in equity in earnings of affiliates during Second Quarter 2012 compared to Second Quarter 2011, which is primarily due to an $0.9 million loss from the operations of GEOAmey, which began operating in August 2011 .

Comparison of Twenty-six Weeks Ended July 1, 2012 and Twenty-six Weeks Ended July 3, 2011

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$481,094	59.2%	$460,870	59.3%	$20,224	4.4%
GEO Care	220,013	27.0%	207,746	26.7%	12,267	5.9%
International Services	112,498	13.8%	108,413	14.0%	4,085	3.8%
Facility Construction & Design	—	—%	119	—%	(119)	(100.0)%

Total	$813,605	100.0%	$777,148	100.0%	$36,457	4.7%

U.S. Corrections & Detention

Revenues increased in First Half 2012 as compared to First Half 2011 primarily due to aggregate increases of $21.7 million due to the activation and intake of inmates at Adelanto East, Riverbend and Karnes. We also experienced aggregate increases in revenues of $18.5 million at certain of our facilities primarily due to increases in population and/or rates. These increases were partially offset by an aggregate decrease of $23.2 million due to contract terminations and other decreases primarily related to lower populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 8.2 million in First Half 2012 as compared to 8.0 million in First Half 2011. We experienced an aggregate increase of approximately 540,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.2% and 94.8% of capacity in First Half 2012 and First Half 2011 respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in First Half 2012 as compared to First Half 2011 is primarily attributable to a full six months of revenues generated by BI in 2012 compared to approximately four and a half months of revenues in 2011 which contributed to an increase of $15.2 million. We also experienced an increase in revenues of $4.5 million at certain of our facilities primarily due to increases in population and/or rates. These increases were partially offset by a decrease in revenues of $7.6 million related to our terminated contracts.

International Services

Revenues for our International Services segment during First Half 2012 increased by $4.1 million over First Half 2011 primarily due to the following factors: (i) aggregate increases at our Australian subsidiary of $3.7 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; (ii) an increase of $5.5 million due to the provision of additional services at Harmondsworth and the assumption of operations at Dungavel on September 25, 2011; and (iii) an increase of $0.5 million at our South Africa subsidiary primarily due to increases in the inflationary index. These increases were partially offset by: (i) decreases of $2.1 million as a result of foreign exchange rate fluctuations; and (ii) a decrease in revenues of $4.0 million related to our terminated contract for the operation of Campsfield House effective in May 2011.

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$343,228	71.3%	$327,230	71.0%	$15,998	4.9%
GEO Care	165,323	75.1%	159,926	77.0%	5,397	3.4%
International Services	104,744	93.1%	101,062	93.2%	3,682	3.6%
Facility Construction & Design	—	—%	39	32.8%	(39)	(100.0)%

Total	$613,295	75.4%	$588,257	75.7%	$25,038	4.3%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend and Karnes which contributed an aggregate increase to operating expenses of $22.5 million, including $3.6 million in nonrecurring start-up costs; and (ii) increases of $7.4 million at certain of our facilities primarily related to population increases, higher levels of required staffing and additional medical costs. These increases were partially offset by aggregate decreases in operating expenses of $13.9 million due to contract terminations.

GEO Care

Operating expenses for GEO Care increased $5.4 million during First Half 2012 from First Half 2011 primarily due to BI which was operating for two full quarters during First Half 2012 compared to a partial two quarters during First Half 2011 as BI was acquired in February 2011. We also experienced an increase in operating expenses during First Half 2012 for the operation of Montgomery County which opened in March 2011. These increases were partially offset by a decrease in operating expenses for terminated contracts. During First Half 2012, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from our acquisition of BI and also due to nonrecurring start up costs incurred in First Half 2011 for the opening of Montgomery County.

International Services

Operating expenses for our International Services segment during the First Half of 2012 increased $3.6 million over the prior year due to: (i) the impacts of foreign currency exchange rates of $(2.1) million; and (ii) an increase in operating expenses at our Australian and South African subsidiaries of $2.8 million related to increases in population and additional services provided at certain of those facilities. We also experienced a net increase of $2.9 million in operating expenses in the United Kingdom primarily due to the opening of Dungavel on September 25, 2011, partially offset by the termination of our contract for the management of Campsfield House effective in May 2011.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$30,906	6.4%	$26,042	5.7%	$4,864	18.7%
GEO Care	14,863	6.8%	12,527	6.0%	2,336	18.6%
International Services	1,113	1.0%	1,077	1.0%	36	3.3%
Facility Construction & Design	—	—%	—	—%	—	—%

Total	$46,882	5.8%	$39,646	5.1%	$7,236	18.3%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $4.9 million in First Half 2012 compared to the First Half 2011 primarily as a result of the completion of construction projects in 2011 and 2012.

GEO Care

The increase in depreciation and amortization expense for GEO Care in First Half 2012 compared to First Half 2011 is primarily due to an increase in monitoring and other equipment at BI in 2012 related to certain contract wins and amortization of BI intangible assets. As BI was acquired in February 2011, First Half 2011 does not include a full six months of depreciation and amortization for BI.

International Services

Depreciation and amortization expense increased slightly in First Half 2012 over First Half 2011 primarily due to increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$54,484	6.7%	$60,498	7.8%	$(6,014)	(9.9)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in First Half 2012 compared to First Half 2011 was due to $5.7 million of nonrecurring start-up and acquisition related costs in 2011. Excluding the impact of acquisition related costs, general and administrative expenses are slightly lower as a percentage of revenues in First Half 2012 as a result of lower professional fees and other miscellaneous expenses. We anticipate that general and administrative expenses, excluding any acquisition related costs, as a percentage of revenue will be slightly lower in fiscal 2012 than in fiscal 2011.

Non Operating Expenses

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$3,568	0.4%	$3,198	0.4%	$370	11.6%
Interest Expense	$41,424	5.1%	$36,373	4.7%	$5,051	13.9%

The majority of our interest income generated in the First Half of 2012 and the First Half of 2011 is from the cash balances at our foreign subsidiaries.

The increase in interest expense of $5.1 million is attributable to more indebtedness outstanding in First Half 2012 compared to the First Half 2011. We incurred $2.1 million in additional expense during the First Half 2012 due to the issuance of our 6.625% Senior Notes in February 2011. We also incurred aggregate increases in interest expense of $3.8 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. These increases were partially offset by decreases in interest expense aggregating $0.8 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt. Outstanding borrowings, net of discount and swap, at July 1, 2012 and July 3, 2011, excluding non-recourse debt and capital lease liabilities, were $1,322.9 million and $1,252.6 million, respectively.

Provision for Income Taxes

	2012	Effective Rate	2011	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$24,208	39.6%	$21,674	39.0%	$2,534	11.7%

The effective tax rate for First Half 2012 was 39.6% compared to an effective tax rate of 39.0% for the same period in the prior year which included certain discrete items. Excluding the discrete items, the effective tax rate for the same period in the prior year would have been 39.4%. The expiration of the federal Work-Opportunity-Tax-Credit legislation at the end of 2011 has an unfavorable impact on our effective tax rate of approximately one-half percent in 2012. We estimate our annual effective tax rate for fiscal year 2012 to be in the range of 39% to 40%.

Equity in Earnings of Affiliates

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,178	0.1%	$2,080	0.3%	$(902)	(43.4)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced a decrease in equity in earnings of affiliates due to a $1.4 million net loss from the operations of GEOAmey, which began operating in August 2011. This loss was partially offset by an increase in net earnings from SACS of $0.5 million.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our newly formed joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12.0 million, or $18.9 million, based on exchange rates, as of July 1, 2012, for GEOAmey’s operations. As of July 1, 2012, $19.1 million, including accrued interest of $0.2 million was owed to us by GEOAmey under the line of credit. Also, on April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF for approximately $27 million in cash plus the release of approximately $10 million in cash held in escrow for the benefit of MCF. In addition, in connection with the transaction, the Company will pay approximately $67 million, net of bond cash reserves and inclusive of a net make-whole premium of approximately $15 million, to redeem the MCF bonds. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $125.6 million, of which $73.4 million was spent through the twenty-six weeks ended July 1, 2012. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $52.2 million, which will be spent in fiscal years 2012 and 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 and 2013, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2012 and/or 2013 could materially increase.

Liquidity and Capital Resources

As of July 1, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 bearing interest at LIBOR plus 3.00% and maturing August 4, 2015, (iii) a $200.0 million Term Loan B, bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (iv) the Revolver of $500.0 million bearing interest at LIBOR plus 3.00% and maturing August 4, 2015. As of July 1, 2012, we had $136.9 million outstanding under the Term Loan A, $140.6 million outstanding under the Term Loan A-2, $196.5 million outstanding under the Term Loan B, net of $1.4 million discount, and our $500.0 million Revolving Credit Facility had $295.0 million outstanding in loans, $56.5 million outstanding in letters of credit and $148.5 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions.

In October 2009, we completed an offering of $250.0 million in aggregate principal of our 7 3/4% Senior Notes due 2017, which we refer to as the 7 3/4% Senior Notes. Interest on the 7 3/4% Senior Notes accrues interest at the stated rate. We pay interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, we may, at our option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes.

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

In addition to the debt outstanding under the Senior Credit Facility, the 7 3/4% Senior Notes and the 6.625% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors - Risks Related to Our High Level of Indebtedness” in Item 1A of our Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II - Item 1. Legal Proceedings. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Notes 10, 11 and 12 to the financial statements and also are further described in the Company’s 2011 Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2013 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

On July 14, 2011, our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. During the fiscal year ended January 1, 2012, we repurchased 3.9 million shares of our common stock at a cost of $75.0 million primarily with proceeds from our Revolver. The remaining $25.0 million of repurchases that may be made under the stock repurchase program will be funded primarily with cash on hand, free cash flow, and/ or borrowings under our Revolver. The stock repurchase program is intended to be implemented through repurchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate us to purchase any specific amount of our common stock and may be suspended or extended at any time at our discretion.

In February 2012, our Board adopted a dividend policy. In May 2012, our Board determined to accelerate the implementation of our dividend policy to the third quarter of 2012 and to increase the estimated quarterly dividend beginning in the fourth quarter of 2012. Under the dividend policy, we anticipate that we will pay quarterly dividends beginning in the third quarter of 2012 in the amount of $.20 per share subject to capital availability and periodic determinations by our Board that cash dividends are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration of cash dividends, including our indentures and Senior Credit Facility. Based on 61.5 million shares outstanding as of July 1, 2012, quarterly cash dividends of $.20 per share would have resulted in quarterly cash dividends of $12.3 million. Based on our current capitalization, we do not believe that making dividend payments will materially adversely impact our liquidity. We believe we have the ability to declare quarterly cash dividends, as well as continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2012, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of July 1, 2012, the Company would have had to pay him $6.0 million including a tax gross-up relating to the retirement payment equal to $2.2 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of July 1, 2012 were $68.5 million, an increase of $23.8 million from January 1, 2012.

Cash provided by operating activities from continuing operations amounted to $124.7 million in First Half 2012 versus cash provided by operating activities from continuing operations of $91.3 million in First Half 2011. Cash provided by operating activities from continuing operations represents the fiscal year to date net income plus depreciation and amortization, stock-based compensation expense, changes in working capital and adjusted for other non-cash charges and income. The cash flows from operations in First Half 2012 was also positively impacted by a decrease in accounts receivable, prepaid expenses and other current assets.

Cash used in investing activities of amounted to $71.0 million in First Half 2012 compared to cash used in investing activities of $501.2 million in First Half 2011. Cash used in investing activities in First Half 2012 was primarily the result of capital expenditures of $71.9 million. Cash used in investing activities in First Half 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million and capital expenditures of $87.4 million. Cash used in investing activities may be impacted during 2012 by capital expenditures and business and/or asset acquisitions.

Cash used in financing activities in First Half 2012 amounted to $31.0 million compared to cash provided by financing activities of $423.2 million in First Half 2011. Cash used in financing activities in the First Half 2012 reflects payments of $169.3 million on indebtedness offset by $145.0 million of borrowings under our Revolver. We also made a cash distribution of $5.8 million to the partners of MCF. Cash provided by financing activities in First Half 2011 reflects proceeds from our

Senior Credit Facility of $180.0 million, proceeds of $300.0 million from the issuance of our 6.625% Senior Notes and $2.3 million of debt related to our acquisition of BI, offset by payments on indebtedness of $38.6 million, payments on non-recourse debt of $7.6 million and other debt payments of $0.6 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $10.8 million in debt issuance costs associated with the financing of the BI Acquisition. Cash used in financing activities may increase by up to $25.0 million if our management determines that the repurchase of our common stock is an appropriate use of capital resources. Further uses of cash in financing activities are expected to result from the payment of dividends in our third and fourth fiscal quarters. Cash provided by financing activities will increase as a result of any financing related to the above mentioned investing and financing activities.

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

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. We are currently competing on procurements at the state level which represent approximately 2,700 correctional beds. In New Hampshire, we have responded to a state procurement for a new correctional facility totaling approximately 1,700 beds. In Arizona, we responded to a procurement the State had issued which was intended for 2,000 in-state beds. The State has since decided to initially award contracts for 1,000 in-state beds under the procurement. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state fiscal conditions continue to improve at a slow and steady pace and revenue performance remains positive in most states, the number of states reporting spending overruns in fiscal year 2012 has grown from 11 to 21 states since fall 2011 according to a Spring 2012 survey by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which has delegated tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, the California Department of Corrections and Rehabilitation cancelled our agreements for the housing of low level state offenders at three of our California community correctional facilities. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Medium Community Correctional Facility however, this termination was rescinded in April 2012 and we will continue to manage the facility under the original contract through December 14, 2012. We plan to market the idle facilities to federal, state and local jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, the government in the United Kingdom has an active procurement for the private management of nine existing prison facilities which total approximately 6,000 beds. We began competition for these opportunities in the fourth quarter of 2011 and submitted our initial proposal on April 24, 2012. Contract awards are expected to be announced in fall of 2012. Also in the United Kingdom, in April 2012, the Ministry of Justice issued an invitation to negotiate for an electronic monitoring project which is expected to be awarded in January 2013. We believe there will be additional opportunities in the United Kingdom such as additional market testing of prisons, electronic monitoring of offenders and community corrections. We are exploring other opportunities in international markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services, electronic monitoring services, and re-entry services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded GEO Care’s operations by adding 37 facilities, 7 nonresidential service centers, and 35 Day Reporting Centers. We also expanded the service offerings of GEO Care by adding electronic monitoring services, community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,500 beds and approximately 70,000 offenders under community supervision. Several states including Texas, Georgia, Louisiana, South Carolina, North Carolina, Pennsylvania, Virginia and others have indicated a desire to privatize one or more state psychiatric hospitals. We are currently competing on formal procurements for state psychiatric hospitals and/or residential treatment facilities in the states of Texas, North Carolina, and Virginia. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the BOP for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 61.4% of our operating expenses in First Half 2012. Additional significant operating expenses include food, utilities and inmate medical costs. In First Half 2012, operating expenses totaled 75.4% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2012 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/ or start-up operations related to a facility opening. During 2012, we will incur carrying costs for facilities that are either currently vacant or are expected to become vacant in 2012. The carrying costs associated with the approximately 7,000 beds we are currently marketing are expected to be $14.8 million, including depreciation of $7.6 million. We will also experience increases as a result of the amortization of intangible assets acquired in connection with our acquisition of BI. In addition to these factors, we expect to experience overall increases in operating expenses in 2012 as a result of a full year of BI’s operations. As of July 1, 2012, our worldwide operations include the management and/or ownership of approximately 75,000 beds at 109 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In First Half 2012, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2012 to decrease as a result of cost savings initiatives and decreases in nonrecurring integration costs related to our acquisitions of Cornell and BI. During 2011, we incurred approximately $6.4 million in nonrecurring integration costs. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $767.6 million and $56.5 million in outstanding letters of credit, as of July 1, 2012, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $7.7 million.

As of July 1, 2012, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at July 1, 2012, every 10 percent change in historical currency rates would have approximately a $6.4 million effect on our financial position and approximately a $0.7 million impact on our results of operations during First Half 2012.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not Applicable

ITEM 6.	EXHIBITS.

(A) Exhibits

10.41	The GEO Group, Inc. 2011 Employee Stock Purchase Plan (1)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference from the Company’s Form S-8, filed on May 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: August 8, 2012	/s/ Brian R. Evans
Brian R. Evans
Senior Vice President & Chief Financial Officer (duly authorized officer and principal financial officer)