Form 10-Q
period 2012-09-30
GEO GROUP INC
filed 2012-11-08
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, the registrant had 61,593,137 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED

SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$411,524	$395,683	$1,225,129	$1,172,831
Operating expenses	305,832	297,700	919,127	885,957
Depreciation and amortization	23,761	21,850	70,643	61,496
General and administrative expenses	27,228	25,922	81,712	86,420

Operating income	54,703	50,211	153,647	138,958
Interest income	1,651	1,767	5,219	4,965
Interest expense	(20,606)	(19,327)	(62,030)	(55,700)
Loss on early extinguishment of debt	(8,462)	—	(8,462)	—

Income before income taxes, equity in earnings of affiliates and discontinued operations	27,286	32,651	88,374	88,223
Provision for income taxes	11,304	12,255	35,512	33,929
Equity in earnings of affiliates, net of income tax provision of $234, $118, $858 and $1,705, respectively	474	272	1,652	2,352

Income from continuing operations	16,456	20,668	54,514	56,646
Income (loss) from discontinued operations, net of income tax provision (benefit) of $(1,088), $394, $(1,418) and $1,379, respectively	(1,729)	625	(2,252)	2,190

Net income	14,727	21,293	52,262	58,836
Net loss attributable to noncontrolling interests	890	225	881	1,050

Net income attributable to The GEO Group, Inc.	$15,617	$21,518	$53,143	$59,886

Weighted-average common shares outstanding:
Basic	60,906	63,340	60,838	64,028
Diluted	61,302	63,555	61,083	64,388
Income per Common Share Attributable to The GEO Group, Inc.(1):
Basic:
Income from continuing operations	$0.28	$0.33	$0.91	$0.90
Income (loss) from discontinued operations	(0.03)	0.01	(0.04)	0.04

Income per common share attributable to The GEO Group, Inc. - basic	$0.26	$0.34	$0.87	$0.94

Diluted:
Income from continuing operations	$0.28	$0.33	$0.91	$0.90
Income (loss) from discontinued operations	(0.03)	0.01	(0.04)	0.03

Income per common share attributable to The GEO Group, Inc. - diluted	$0.25	$0.34	$0.87	$0.93

Other comprehensive income, net of tax:

Foreign currency translation adjustments, net of tax benefit of $364, $1,714, $239 and $1,151, respectively	$187	$(6,858)	$33	$(5,718)

Pension liability adjustment, net of tax benefit of $19, $5, $56, and $18, respectively	30	9	89	28

Loss on derivative instrument classified as cash flow hedge, net of tax benefit of $56, $99, $276 and $196, respectively	(102)	(672)	(502)	(1,029)

Total other comprehensive income (loss), net of tax	115	(7,521)	(380)	(6,719)
Total comprehensive income	14,842	13,772	51,882	52,117
Comprehensive loss attributable to noncontrolling interests	903	325	900	1,160

Comprehensive income attributable to The GEO Group, Inc.	$15,745	$14,097	$52,782	$53,277

(1)	Note that earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND JANUARY 1, 2012

(In thousands, except share data)

	September 30, 2012	January 1, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$69,085	$44,753
Restricted cash and investments (including VIEs[1] of $6,182 and $35,435, respectively)	15,530	42,535
Accounts receivable, less allowance for doubtful accounts of $2,294 and $2,453, respectively	251,459	285,810
Deferred income tax assets, net	31,199	28,726
Prepaid expenses and other current assets	25,046	50,346
Current assets of discontinued operations	6,328	7,159

Total current assets	398,647	459,329

Restricted Cash and Investments (including VIEs of $20,765 and $38,930, respectively)	44,284	57,912
Property and Equipment, Net (including VIEs of $25,988 and $162,665, respectively)	1,709,628	1,705,306
Assets Held for Sale	6,590	4,363
Direct Finance Lease Receivable	28,128	32,146
Deferred Income Tax Assets, Net	1,711	1,711
Goodwill	508,078	508,066
Intangible Assets, Net	186,229	200,342
Other Non-Current Assets	84,274	79,576
Non-Current Assets of Discontinued Operations	—	865

Total Assets	$2,967,569	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,643	$69,632
Accrued payroll and related taxes	50,416	38,130
Accrued expenses	134,606	126,682
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $5,200 and $20,770, respectively)	47,840	53,666
Current liabilities of discontinued operations	319	708

Total current liabilities	286,824	288,818

Deferred Income Tax Liabilities	119,470	125,209
Other Non-Current Liabilities	59,206	56,381
Capital Lease Obligations	12,192	13,087
Long-Term Debt	1,324,902	1,319,068
Non-Recourse Debt (including VIEs of $16,972 and $108,335, respectively)	113,136	208,532
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 85,578,493 and 85,185,158 issued and 61,592,212 and 61,181,172 outstanding, respectively	856	852
Additional paid-in capital	714,961	727,297
Retained earnings	547,602	507,170
Accumulated other comprehensive income	1,569	1,930
Treasury stock, 23,986,281 and 24,003,986 shares, at cost, respectively	(213,709)	(214,031)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,051,279	1,023,218
Noncontrolling interests	560	15,303

Total shareholders’ equity	1,051,839	1,038,521

Total Liabilities and Shareholders’ Equity	$2,967,569	$3,049,616

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED

SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011
Cash Flow from Operating Activities:
Net Income	$52,262	$58,836
Net loss attributable to noncontrolling interests	881	1,050

Net income attributable to The GEO Group, Inc.	53,143	59,886
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	70,643	61,496
Amortization of debt issuance costs, discount and/or premium	2,341	1,148
Restricted stock expense	3,195	2,642
Stock option expense	1,918	2,201
Loss on early extinguishment of debt	8,462	—
Provision for doubtful accounts	478	1,235
Equity in earnings of affiliates, net of tax	(1,652)	(2,352)
Income tax benefit of equity compensation	(241)	(536)
Loss on sale of property and equipment	1,059	205
Dividends received from unconsolidated joint venture	—	5,402
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	56,550	25,896
Changes in accounts payable, accrued expenses and other liabilities	29,386	4,138

Cash provided by operating activities - continuing operations	225,282	161,361
Cash provided by operating activities - discontinued operations	1,113	2,763

Net cash provided by operating activities	226,395	164,124

Cash Flow from Investing Activities:
Acquisition of BI, cash consideration, net of cash acquired	—	(409,607)
Acquisition of ownership interests in MCF	(35,154)	—
Proceeds from sale of property and equipment	608	795
Proceeds from sale of assets held for sale	5,641	7,121
Change in restricted cash and investments	40,778	(4,126)
Capital expenditures	(92,356)	(177,656)

Net cash used in investing activities	(80,483)	(583,473)

Cash Flow from Financing Activities:
Payments on long-term debt	(352,131)	(127,544)
Proceeds from long-term debt	263,000	617,247
Distribution to noncontrolling interests	(5,758)	(4,012)
Proceeds from the exercise of stock options	1,846	2,446
Debt issuance costs	(917)	(11,192)
Payment of make-whole provision and other fees for early extinguishment of debt	(14,861)	—
Payments for purchase of treasury shares	(48)	(49,987)
Income tax benefit of equity compensation	241	536
Payments for retirement of common stock	(1,035)	—
Proceeds from reissuance of treasury stock in connection with ESPP	373	—
Cash dividends paid	(12,304)	—

Net cash (used in) provided by financing activities	(121,594)	427,494
Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	(3,853)

Net Increase in Cash and Cash Equivalents	24,332	4,292
Cash and Cash Equivalents, beginning of period	44,753	39,664

Cash and Cash Equivalents, end of period	$69,085	$43,956

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Deferred tax assets recorded in equity in connection with MCF transaction	$8,213	$—

Capital expenditures in accounts payable and accrued expenses	$2,818	$21,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”), is a leading provider of government-outsourced services specializing in the management of correctional, detention, mental health, residential treatment and re-entry facilities, and the provision of community based services and youth services domestically and internationally. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of September 30, 2012, the Company’s worldwide operations included the management and/or ownership of approximately 75,000 beds at 108 correctional, detention and residential treatment facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012 for the fiscal year ended January 1, 2012. The accompanying January 1, 2012 consolidated balance sheet, which has been retrospectively reclassified to reflect the assets and liabilities of discontinued operations (Refer to Note 8), has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K (File No. 001-14260). In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the thirteen and thirty-nine weeks ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year or the thirteen weeks ending December 30, 2012, or for any other future interim or annual periods.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed, including noncontrolling interests. Changes in goodwill from January 1, 2012 to September 30, 2012 are related to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations. Changes in gross carrying amount from January 1, 2012 to September 30, 2012 are related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements and the trade name and technology of B.I. Incorporated, which the Company refers to as BI, as follows (in thousands):

	September 30, 2012			January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Facility management contracts	$158,548	$(32,798)	$125,750	$158,604	$(22,985)	$135,619
Covenants not to compete	8,570	(8,319)	251	8,570	(6,347)	2,223
Technology	21,200	(4,972)	16,228	21,200	(2,700)	18,500
Trade name (Indefinite lived)	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets	$232,318	$(46,089)	$186,229	$232,374	$(32,032)	$200,342

Amortization expense relative to the Company’s finite lived intangible assets was $4.5 million and $14.1 million, respectively, for the thirteen and thirty-nine weeks ended September 30, 2012. Amortization expense relative to the Company’s finite lived intangible assets was $5.0 million and $14.1 million respectively, for the thirteen and thirty-nine weeks ended October 2, 2011. As of September 30, 2012, the weighted average period before the next contract renewal or extension for all of the facility management contracts was approximately 1.4 years.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2012 through fiscal year 2016 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2012	$4,051
2013	15,192
2014	14,977
2015	14,947
2016	14,854
Thereafter	78,208

$142,229

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2012 and January 1, 2012 (in thousands):

		Fair Value Measurements at September 30, 2012
	Total Carrying Value at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,997	$—	$6,997	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	9,341	9,341	—	—
Fixed income securities	2,172	—	2,172	—

Liabilities:
Interest rate swap derivative liabilities	$747	$—	$747	$—

		Fair Value Measurements at January 1, 2012
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,440	$—	$7,440	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Guaranteed Repurchase Agreements	33,821	—	33,821	—
Rabbi Trust	8,016	5,898	2,118	—
Fixed income securities	2,013	—	2,013	—

The Company’s Level 1 investment included in the tables above as of September 30, 2012 and January 1, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of September 30, 2012 and January 1, 2012 consist of an interest rate swap asset held by the Company’s Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and an Investment Repurchase Agreement (“Repo Agreement”) related to

Municipal Correctional Finance, L.P. (“MCF”), the Company’s formerly consolidated VIE. On August 31, 2012, the Company closed on the purchase of MCF and in connection with the transaction, redeemed the MCF bonds and the Repo Agreement was terminated. Refer to Note 10-Variable Interest Entities and Note 11-Debt. As of January 1, 2012, the Repo Agreement consisted of guaranteed investments of $23.9 million and $9.9 million for the debt service reserve fund and the bond fund payment account, respectively. The Repo Agreement is considered a Level 2 restricted investment since its fair value is estimated by using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities. As of January 1, 2012, the Company’s Level 2 financial instruments included a portion of the Company’s rabbi trust which was invested in interest bearing assets, such as long-term bonds, which were valued using market interest rates for similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at September 30, 2012 and January 1, 2012 (in thousands):

		Estimated Fair Value Measurements at September 30, 2012
	Carrying Value as of September 30, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$69,085	$69,085	$69,085	$—	$—
Restricted cash	44,731	44,731	44,731	—	—
Liabilities:
Borrowings under Senior Credit Facility	$798,468	$804,268	$—	$804,268	$—
7 3/4% Senior Notes	247,439	270,938	—	270,938	—
6.625% Senior Notes	300,000	322,314	—	322,314	—
Non-recourse debt, Australian subsidiary	36,411	37,331	—	37,331	—
Other non-recourse debt, including current portion	94,837	97,371	—	97,371	—

		Estimated Fair Value Measurements at January 1, 2012
	Carrying Value as of January 1, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$44,753	$44,753	$44,753	$—	$—
Restricted cash	52,868	52,868	52,868	—	—
Liabilities:
Borrowings under Senior Credit Facility	$782,962	$785,917	$—	$785,917	$—
7 3/4% Senior Notes	247,141	262,033	—	262,033	—
6.625% Senior Notes	300,000	300,375	—	300,375	—
Non-recourse debt, Australian subsidiary	40,345	41,347	—	41,347	—
Other non-recourse debt, including current portion	201,453	206,712	—	206,712	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at September 30, 2012 and January 1, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”) and the 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are

based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interests	Equity
Balance at January 1, 2012	61,181	$852	$727,297	$507,170	$1,930	24,004	$(214,031)	$15,303	$1,038,521
Stock option and restricted stock award transactions	479	5	1,841	—	—	—	—	—	1,846
Tax benefit related to equity compensation	—	—	241	—	—	—	—	—	241
Stock-based compensation expense	—	—	5,113	—	—	—	—	—	5,113
Dividends paid	—	—	—	(12,304)	—	—	—	—	(12,304)
Cancellation of restricted stock	(28)	—	—	—	—	—	—	—	—
Retirement of common stock	(58)	(1)	(628)	(406)	—	—	—	—	(1,035)
Purchase of treasury shares	(2)	—	—	—	—	2	(48)	—	(48)
Reissuance of treasury stock in connection with the ESPP	20	—	4	(1)	—	(20)	370	—	373
Acquisition of ownership interests in MCF	—	—	(18,856)	—	—	—	—	(8,085)	(26,941)
Other adjustments to additional paid-in capital	—	—	(51)	—	—	—	—	—	(51)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(5,758)	(5,758)
Total comprehensive income	—	—	—	53,143	(361)	—	—	(900)	51,882

Balance at September 30, 2012	61,592	$856	$714,961	$547,602	$1,569	23,986	$(213,709)	$560	$1,051,839

In February 2012, the Board of Directors adopted a dividend policy. In May 2012, the Board of Directors determined to accelerate the implementation of the dividend policy to Third Quarter 2012. On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to stockholders of record on August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million.

6. EQUITY INCENTIVE PLANS

As of September 30, 2012, under the 2006 Stock Incentive Plan (“2006 Plan”), the Company had 1,396,954 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 651,804 shares were available for the issuance of awards other than stock options. During the thirty-nine weeks ended September 30, 2012, the Company repurchased and retired 57,457 shares of fully vested employee equity awards.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the thirty-nine weeks ended September 30, 2012:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at January 1, 2012	1,601	$19.44	6.73	$2,778
Options granted	96	25.78
Options exercised	(164)	11.27
Options forfeited/canceled/expired	(64)	22.77

Options outstanding at September 30, 2012	1,469	$20.62	6.51	$10,200

Options exercisable at September 30, 2012	933	$18.98	5.56	$8,111

There were 96,000 stock options granted by the Company during the thirty-nine weeks ended September 30, 2012 with an aggregate fair value of $0.7 million and a weighted average exercise price of $25.78. For the thirty-nine weeks ended September 30, 2012 and October 2, 2011, the amount of stock-based compensation expense related to stock options was $1.9 million and $2.2 million, respectively. As of September 30, 2012, the Company had $3.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock

Shares of restricted stock become unrestricted shares of common stock upon vesting on a one-for-one basis. The cost of these awards is determined using the closing price of the Company’s common stock on the date of the grant and compensation expense is recognized over the vesting period. Generally, the restricted stock awards vest in equal increments over either a three or four year period. The Company has issued share-based awards with non-performance and performance-based vesting criteria. For share-based awards that are performance-based, achievement of the milestones must be “probable” before share-based compensation expense is recorded. At each reporting date, the Company reviews the likelihood that these awards will vest and if the vesting is deemed probable, compensation expense is recorded at that time. If ultimately performance goals are not met, for any awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

A summary of the activity of restricted stock outstanding is as follows for the thirty-nine weeks ended September 30, 2012:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at January 1, 2012	442	$23.32
Granted	315	18.39
Vested	(139)	23.26
Forfeited/canceled	(23)	22.52

Restricted stock outstanding at September 30, 2012	595	$20.98

During the thirty-nine weeks ended September 30, 2012, the Company granted 315,000 shares of restricted stock to its Directors and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain annual metrics during fiscal years 2012, 2013 and 2014. These performance based awards, which were previously granted on March 12, 2012 to certain executive officers and senior employees, were canceled and new performance based awards were granted on July 20, 2012 in connection with a resolution by the Compensation Committee of the Board of Directors to revise the performance metrics used from targeted revenues to multiple metrics, which include earnings-per-share performance and return on capital employed results. These new restricted awards granted on July 20, 2012 were to the same executive officers and senior employees covering the same number of shares of restricted stock as were granted in March 2012.

The vesting of these new restricted stock grants will be subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during years 2012, 2013 and 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2012, 2013 and 2014. Based on the terms of the agreement, there was no incremental compensation cost related to the modified awards.

For performance based awards granted prior to July 20, 2012, these grants vested over a three year period from the date of the award if the previous metric, targeted revenue, was achieved. The aggregate fair value of the awards issued during the thirty-nine weeks ended September 30, 2012 and the fiscal year ended January 1, 2012, based on the closing price of the Company’s common stock on the respective grant dates, was $5.8 million and $9.3 million, respectively.

For the thirty-nine weeks ended September 30, 2012 and October 2, 2011, the Company recognized $3.2 million and $2.6 million, respectively, of compensation expense related to its restricted stock awards. As of September 30, 2012, the Company had $9.6 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based vesting, that are expected to be recognized over a weighted average period of 2.5 years.

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

The Plan, which was approved by the Company’s shareholders on May 4, 2012, specifies that the pre-shareholder approval period began on July 9, 2011 with shares being purchased on June 29, 2012. During the pre-shareholder approval periods, which ended on June 29, 2012, the Plan was considered to be compensatory due to an option feature contained in the Plan during that period. Stock-based compensation recorded during the pre-shareholder period was not significant. During the post-shareholder approval periods, the Plan no longer contains an option feature and therefore is considered to be non-compensatory. As such, no compensation expense has been recorded during the post-shareholder approval periods. Share purchases for the post-shareholder approval offering periods begin on the last day of each month. During the thirty-nine weeks ended September 30, 2012, 19,487 shares were issued out of the Company’s treasury stock in connection with the Plan. The Company will offer up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

7. EARNINGS PER SHARE

Stock Repurchase Program

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of the Company’s common stock effective through December 31, 2012. The stock repurchase program will be funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program is intended to be implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program may also include repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. The stock repurchase program does not obligate the Company to purchase any specific amount of its common stock and may be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 1, 2012, the Company purchased 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. Repurchases of common stock under the stock repurchase program during the thirty-nine weeks ended September 30, 2012 were not significant.

Earnings per share

Basic earnings per share is computed by dividing the net income attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the thirteen and thirty-nine weeks ended September 30, 2012 and October 2, 2011 as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Income from continuing operations	$16,456	$20,668	$54,514	$56,646
Net loss attributable to noncontrolling interests	890	225	881	1,050

Net income from continuing operations attributable to The GEO Group, Inc.	17,346	20,893	55,395	57,696
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,906	63,340	60,838	64,028

Per share amount from continuing operations	$0.28	$0.33	$0.91	$0.90

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	60,906	63,340	60,838	64,028
Effect of dilutive securities: Stock options and restricted stock	396	215	245	360

Weighted average shares assuming dilution	61,302	63,555	61,083	64,388

Per share amount from continuing operations	$0.28	$0.33	$0.91	$0.90

Thirteen Weeks

For the thirteen weeks ended September 30, 2012, 24,303 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

For the thirteen weeks ended October 2, 2011, 123,738 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 106 shares of restricted stock were anti-dilutive.

Thirty-nine Weeks

For the thirty-nine weeks ended September 30, 2012, 59,915 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. 538 shares of restricted stock were anti-dilutive.

For the thirty-nine weeks ended October 2, 2011, 79,466 weighted average shares of common stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

8. DISCONTINUED OPERATIONS

The termination of any of the Company’s management contracts by expiration or otherwise, may result in the classification of the assets, liabilities and cash flows associated with, and operating results of such management contracts, net of taxes, as a discontinued operation. The Company presents such events as discontinued operations so long as the financial results can be clearly identified, the operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction. Historically, the Company has classified operations as discontinued in the period they are announced as normally all continuing cash flows cease within three to six months of that date. During the thirty-nine weeks ended September 30, 2012, the Company discontinued operations at certain of its domestic facilities. The results of operations, net of taxes, and the assets and liabilities of these operations, each as further described below, have been retrospectively reflected in the accompanying consolidated financial statements as discontinued operations for all prior periods presented. Assets, primarily consisting of accounts receivable, and liabilities have been presented separately in the accompanying consolidated balance sheets for all prior periods presented.

U.S. Corrections & Detention: On April 19, 2012, the Company announced its discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations through their respective disposition dates, were $2.4 million and $11.2 million, for the thirteen weeks ended September 30, 2012 and October 2, 2011, respectively and $24.7 million and $33.6 million for the thirty-nine weeks ended September 30, 2012 and October 2, 2011, respectively. Loss from discontinued operations includes a charge of $1.1 million of insurance liability claims for the thirteen weeks and thirty-nine weeks ended September 30, 2012 which are directly related to these discontinued operations. All income (loss) from discontinued operations included in the consolidated statements of comprehensive income is attributable to The Geo Group, Inc.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

As of September 30, 2012, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair value, as defined in the swap agreements, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gain , entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $0.3 million and $0.4 million during the thirteen and thirty-nine weeks ended September 30, 2012, respectively. As of September 30, 2012 and January 1, 2012, the swap assets’ fair values were $7.0 million and $7.4 million, respectively and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended September 30, 2012 or October 2, 2011.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized losses, net of tax, recognized in the periods and recorded in accumulated other comprehensive income, net of tax, related to this cash flow hedge was $0.1 million and $0.5 million for the thirteen and thirty-nine weeks ended September 30, 2012 respectively. The total fair value of the swap (liability) asset as of September 30, 2012 and January 1, 2012 was $(0.7) million and $0.0 million, respectively, and is recorded as a component of other (liabilities) assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

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

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a ten-year term and are non-recourse to the Company. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of September 30, 2012 and January 1, 2012 was $26.0 million and $26.4 million, respectively and is included in Property and Equipment in the accompanying consolidated balance sheets.

MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from certain wholly owned subsidiaries of Cornell Companies, Inc. (“Cornell”), a wholly owned GEO subsidiary, and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016 (the “MCF bonds”). Under the terms of the Lease, the Company would lease the assets for the remainder of the 20-year base term, which ends in 2021, and had options at its sole discretion to renew the Lease for up to approximately 25 additional years. Prior to the transaction discussed below, MCF’s sole source of revenue was from the Company and as such the Company had the power to direct the activities of the VIE that most significantly impacted its performance. The Company’s risk was generally limited to the rental obligations under the operating leases. This entity was included in the accompanying consolidated financial statements as a VIE. Upon the purchase of the ownership interests in MCF as discussed below, MCF is no longer a VIE but is still included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation.

On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. After the purchase, the Company redeemed the MCF bonds. Refer to Note 11 - Debt. As the transaction increased GEO’s ownership interest in MCF, from zero to 100%, and GEO retained its controlling interest in MCF, the purchase of the partnership interests has been accounted for as an equity transaction with additional paid-in capital adjusted for the difference between the cumulative balance of the non-controlling interest in MCF of $8.1 million and the $35.2 million consideration paid, net of MCF deferred tax assets of $8.2 million, with no gain or loss recorded in consolidated net income or comprehensive income. Refer to Note 5 - Shareholders’ Equity. The Company incurred costs related to the purchase of the ownership interests of MCF of $0.4 million and $1.2 million for the thirteen and thirty-nine weeks ended September 30, 2012, respectively. These costs were expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $9.3 million at September 30, 2012 and its guarantees related to SACS discussed in Note 11 - Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $19.4 million, based on exchange rates in effect as of September 30, 2012, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of September 30, 2012, $19.8 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. The Company has recorded $0.9 million and $2.3 million losses, net of tax impact, for GEOAmey’s operations during the thirteen and thirty-nine weeks ended September 30, 2012, respectively, which is included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of comprehensive income.

11. DEBT

Debt outstanding as of September 30, 2012 and January 1, 2012 consisted of the following (in thousands):

	September 30, 2012	January 1, 2012
Capital Lease Obligations	$13,350	$14,171
Senior Credit Facility:
Term loans	569,750	482,500
Unamortized discount on term loan	(1,282)	(1,538)
Revolver	230,000	302,000

Total Senior Credit Facility	798,468	782,962
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Unamortized discount on Notes	(2,561)	(2,859)
Swap on Notes	6,997	7,411

Total 7 3/4% Senior Notes	254,436	254,552
Non-Recourse Debt :
Non-Recourse Debt	132,826	235,430
Unamortized premium on Non-Recourse Debt	—	8,304
Unamortized discount on Non-Recourse Debt	(1,578)	(1,936)

Total Non-Recourse Debt	131,248	241,798
Other debt	568	870

Total debt	1,498,070	1,594,353

Current portion of capital lease obligations, long-term debt and non-recourse debt	(47,840)	(53,666)
Capital Lease Obligations, long-term portion	(12,192)	(13,087)
Non-Recourse Debt	(113,136)	(208,532)

Long-Term Debt	$1,324,902	$1,319,068

Senior Credit Facility

As of September 30, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A (“Term Loan A”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 (“Term Loan A-2”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3 (“Term Loan A-3”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (v) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

As of September 30, 2012, the Company had $568.5 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2, Term Loan A-3 and Term Loan B, $230.0 million in borrowings under the Revolver, and approximately $56.4 million in letters of credit which leaves $213.6 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of September 30, 2012 was 3.2%.

Indebtedness under the Revolver, the Term Loan A, Term Loan A-2 and Term Loan A-3 bears interest based on the Total Leverage Ratio, as defined in the Senior Credit Facility, as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver, Term Loan A, Term Loan A-2 and Term Loan A-3
LIBOR borrowings	LIBOR plus 2.00% to 3.00%.
Base rate borrowings	Prime Rate plus 1.00% to 2.00%.
Letters of credit	2.00% to 3.00%.
Unused Revolver	0.375% to 0.50%.

The Senior Credit Facility requires the Company to meet certain financial covenants, including a maximum Total Leverage Ratio, a maximum Senior Secured Leverage Ratio and an Interest Coverage Ratio, as these terms are defined in the Senior Credit Facility. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of September 30, 2012.

7  3/4% Senior Notes

Interest on the 7 3/4% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information.) The Company believes it was in compliance with all of the covenants of the indenture governing the 7 3/4% Senior Notes as of September 30, 2012.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information.) The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of September 30, 2012.

Non-Recourse Debt

South Texas Detention Complex

The Company has a debt service requirement related to the development of the South Texas Detention Complex, a 1,904-bed detention complex in Frio County, Texas. In order to finance the construction of the complex, STLDC was created and issued $49.5 million in taxable revenue bonds. These bonds mature in February 2016 and have fixed coupon rates between 4.76% and 5.07%. Additionally, the Company is owed $5.0 million in the form of subordinated notes by STLDC which represents the principal amount of financing provided to STLDC by Correctional Services Corporation (“CSC”) for initial development.

On February 1, 2012, STLDC made a payment from its restricted cash account of $5.0 million for the current principal portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of September 30, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $22.4 million, of which $5.2 million is due within the next twelve months. Also, as of September 30, 2012, included in current restricted cash and non-current restricted cash is $6.2 million and $20.8 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma LLC, a wholly-owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority, referred to as WEDFA, an instrumentality of the

State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is also non-recourse to the Company. These bonds mature in October 2014 and have fixed coupon rates between 4.00% and 4.10%. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. No principal payments were made during the thirty-nine weeks ended September 30, 2012. As of September 30, 2012, the remaining balance of the debt service requirement is $19.7 million, of which $6.3 million is classified as current in the accompanying consolidated balance sheet.

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

As of September 30, 2012, included in current restricted cash and non-current restricted cash is $9.3 million and $7.4 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

MCF

MCF was obligated for the outstanding balance of the MCF Bonds. The bonds bore interest at a rate of 8.47% per annum and were payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds was due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds were limited, non-recourse obligations of MCF and were collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the eleven facilities owned by MCF. The bonds were not guaranteed by the Company or its subsidiaries. As of January 1, 2012, the aggregate principal amount of these bonds was $93.7 million, excluding the effect of the unamortized premium of $8.3 million and net of the current portion of $15.8 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance as of August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. GEO financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the proceeds from the above described Term Loan A-3.

The Company incurred a one-time loss on early extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $36.4 million (AUD 35.1 million) and $40.3 million (AUD 39.5 million), based on the exchange rates in effect at September 30, 2012 and January 1, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of September 30, 2012, was $5.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.2 million based on exchange rates as of September 30, 2012. Additionally, SACS was required to fund a restricted account for the payment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may be payable by SACS into the restricted account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of September 30, 2012.

In addition to the above, the Company has also agreed to provide a loan, of up to 20 million South African Rand, or $2.4 million based on exchange rates as of September 30, 2012, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, based on exchange rates as of September 30, 2012, commencing in 2017. The Company has a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of September 30, 2012 and January 1, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of September 30, 2012 and January 1, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At September 30, 2012, the Company also had seven letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $10.6 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.3 million, or $19.8 million based on exchange rates as of September 30, 2012, was outstanding as of September 30, 2012. The Company’s maximum exposure relative to the joint venture is its note receivable of $19.8 million, including accrued interest of $0.4 million, and future financial support necessary to guarantee performance under the contract.

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

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.7 million based on exchange rates as of September 30, 2012, plus interest. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its future financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

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

Construction Commitments

The Company is currently developing a number of projects using company financing. The Company’s management estimates that these existing capital projects will cost $60.7 million, of which $19.2 million was spent through the third quarter of 2012. The Company estimates the remaining capital requirements related to these capital projects to be $41.5 million, which will be spent through fiscal year 2014. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012 through 2014, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements could materially increase.

Contract Terminations

On March 31, 2012, the Company’s contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The termination of this contract did not have a material impact on its financial position, results of operations and/ or cash flows.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Facility effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Refer to Note 8 - Discontinued Operations.

The Company is currently marketing approximately 6,000 vacant beds at seven of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net and Assets Held for Sale in the consolidated balance sheets, totaled $241.6 million as of September 30, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Care segment; the International Services segment; and the Facility Construction & Design segment. The U.S. Corrections and Detention segment has been retroactively reclassified for the results of discontinued operations. Refer to Note 8-Discontinued Operations. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
U.S. Corrections & Detention	$244,102	$232,788	$725,196	$693,657
GEO Care	110,186	109,729	330,199	317,475
International Services	57,236	53,166	169,734	161,580
Facility Construction & Design	—	—	—	119

Total revenues	$411,524	$395,683	$1,225,129	$1,172,831

Operating income (loss):
U.S. Corrections & Detention	$58,795	$53,187	$165,755	$160,786
GEO Care	19,945	18,326	59,772	53,616
International Services	3,191	4,663	9,832	10,939
Facility Construction & Design	—	(43)	—	37

Operating income from segments	$81,931	$76,133	$235,359	$225,378

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Total operating income from segments	$81,931	$76,133	$235,359	$225,378
Unallocated amounts:
General and Administrative Expenses	(27,228)	(25,922)	(81,712)	(86,420)
Net Interest Expense	(18,955)	(17,560)	(56,811)	(50,735)
Loss on Early Extinguishment of Debt	(8,462)	—	(8,462)	—

Income before income taxes and equity in earnings of affiliates	$27,286	$32,651	$88,374	$88,223

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

As of September 30, 2012 and January 1, 2012 and for the thirteen and thirty-nine weeks ended September 30, 2012 and October 2, 2011, SACS was considered to be a significant subsidiary and as such, summarized financial data is included below as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Statement of Operations Data
Revenues	$11,775	$12,580	$35,271	$37,581
Operating income	4,764	4,994	14,238	15,123
Net income	2,708	2,688	7,940	6,848

	September 30, 2012	January 1, 2012
Balance Sheet Data
Current assets	$23,113	$21,068
Non-current assets	35,821	39,110
Current liabilities	4,252	3,645
Non-current liabilities	36,084	45,237
Shareholders’ equity	18,598	11,296

The Company has recorded $1.4 million and $4.0 million in earnings, net of tax impact, for SACS operations during the thirteen and thirty-nine weeks ended September 30, 2012, respectively, and $1.3 million and $3.4 million in earnings, net of tax impact, for SACS operations during the thirteen and thirty-nine weeks ended October 2, 2011, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of comprehensive income. As of September 30, 2012 and January 1, 2012, the Company’s investment in SACS was $9.3 million and $5.6 million, respectively.

The Company has recorded $0.9 million and $2.3 million in losses, net of tax impact, for GEOAmey’s operations during the thirteen and thirty-nine weeks ended September 30, 2012, respectively, and $1.1 million and $1.1 million in losses, net of tax impact, during the thirteen and thirty-nine weeks ended October 2, 2011, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of comprehensive income. As of September 30, 2012 and January 1, 2012, the Company’s investment in GEOAmey was $(4.7) million and $(2.4) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 11-Debt.)

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Thirty-nine weeks ended September 30, 2012	Fiscal Year Ended January 1, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$16,879	$13,830
Service cost	580	645
Interest cost	590	667
Actuarial gain	—	1,922
Benefits paid	(154)	(185)

Projected benefit obligation, end of period	$17,895	$16,879

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	154	185
Benefits paid	(154)	(185)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(17,895)	$(16,879)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Components of Net Periodic Benefit Cost
Service cost	$193	$161	$580	$483
Interest cost	197	167	590	501
Amortization of prior service cost	—	—	—	—
Net loss	48	16	145	48

Net periodic pension cost	$438	$344	$1,315	$1,032

The long-term portion of the pension liability as of September 30, 2012 and January 1, 2012 was $17.7 million and $16.7 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING STANDARDS

The Company implemented the following accounting standards in the thirty-nine weeks ended September 30, 2012:

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in US GAAP and International Financial Reporting Standards (“IFRS”) and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard became effective for the Company during interim and annual periods beginning after December 15, 2011 and has been applied prospectively, where applicable. The implementation of this standard in the thirty-nine weeks ended September 30, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This standard became effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and was applied retrospectively. The implementation of this standard in the thirty-nine weeks ended September 30, 2012 did not have a material impact on its financial position, results of operation and cash flows.

In December 2011, the FASB issued ASU 2011-12 in order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. No other requirements in ASU 2011-05 were affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s implementation of ASU 2011-12 in the thirty-nine weeks ended September 30, 2012 did not have a material impact on the Company’s financial position, results of operation or cash flows. The Company does not expect the future impact of this standard, once the deferral period is over, to have a material impact on the Company’s financial position, results of operation or cash flows.

The following accounting standard will be adopted in future periods:

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

16. SUBSEQUENT EVENTS

Benefit Plans

In October 2012, the Company began funding its two non-contributory defined benefit pension plans with Company owned life insurance policies. The premium payments in connection with the policies will be reflected as plan assets reducing the unfunded status of the plans.

Contract Awards

On October 2, 2012, the Company signed a ten-year contract with the United States Marshals Service for the housing of up to 320 federal detainees at the Company-owned Aurora Detention Facility in Colorado.

On October 18, 2012, the Company signed a contract extension with the California Department of Corrections and Rehabilitation for the continued management of the 625-bed Golden State Correctional Facility through June 30, 2016.

On October 30, 2012, the Company announced that the State of Florida extended our contract for the 2,000-bed Blackwater River Correctional Facility through October 2015.

Dividends

On November 5, 2012, the Company announced that on October 31, 2012, its Board of Directors declared a quarterly cash dividend of $.20 per share which will be paid on November 30, 2012 to shareholders of record as of the close of business on November 16, 2012.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 6.625% Senior Notes and 7 3/4% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	The GEO Group, Inc., as the issuer of the Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, which are 100% owned by The GEO Group, Inc., and which are guarantors of the Notes;

(iii)	The Company’s other subsidiaries, on a combined basis, which are not guarantors of the Notes (the “Non-Guarantor Subsidiaries”);

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors and (b) eliminate the investments in the Company’s subsidiaries; and

(v)	The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$45,827	$4,402	$18,856	$—	$69,085
Restricted cash and investments	—	—	15,530	—	15,530
Accounts receivable, less allowance for doubtful accounts	117,313	113,123	21,023	—	251,459
Deferred income tax assets, net	14,063	13,348	3,788	—	31,199
Prepaid expenses and other current assets	5,781	6,425	13,994	(1,154)	25,046
Current assets of discontinued operations	5,346	982	—	—	6,328

Total current assets	188,330	138,280	73,191	(1,154)	398,647

Restricted Cash and Investments	9,460	—	34,824	—	44,284
Property and Equipment, Net	633,794	961,568	114,266	—	1,709,628
Assets Held for Sale	3,083	3,507	—	—	6,590
Direct Finance Lease Receivable	—	—	28,128	—	28,128
Intercompany Receivable	475,241	14,212	9,866	(499,319)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	772	—	508,078
Intangible Assets, Net	—	184,513	1,716	—	186,229
Investment in Subsidiaries	1,264,286	38,702	—	(1,302,988)	—
Other Non-Current Assets	38,329	86,930	37,995	(78,980)	84,274
Non-Current Assets of Discontinued Operations	—	—	—	—	—

Total Assets	$2,612,557	$1,934,984	$302,469	$(1,882,441)	$2,967,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,846	$37,950	$2,847	$—	$53,643
Accrued payroll and related taxes	20,218	11,039	19,159	—	50,416
Accrued expenses	89,808	23,645	22,307	(1,154)	134,606
Current portion of capital lease obligations, long-term debt and non-recourse debt	28,328	1,400	18,112	—	47,840
Current liabilities of discontinued operations	315	4	—	—	319

Total current liabilities	151,515	74,038	62,425	(1,154)	286,824

Deferred Income Tax Liabilities	42,879	76,557	34	—	119,470
Intercompany Payable	9,866	472,038	17,415	(499,319)	—
Other Non-Current Liabilities	32,365	103,393	2,428	(78,980)	59,206
Capital Lease Obligations	—	12,192	—	—	12,192
Long-Term Debt	1,324,653	249	—	—	1,324,902
Non-Recourse Debt	—	—	113,136	—	113,136
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,051,279	1,196,510	106,478	(1,302,988)	1,051,279
Noncontrolling Interests	—	7	553	—	560

Total Shareholders’ Equity	1,051,279	1,196,517	107,031	(1,302,988)	1,051,839

Total Liabilities and Shareholders’ Equity	$2,612,557	$1,934,984	$302,469	$(1,882,441)	$2,967,569

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$15,085	$3,155	$26,513	$—	$44,753
Restricted cash and investments	—	—	42,535	—	42,535
Accounts receivable, less allowance for doubtful accounts	123,426	139,574	22,810	—	285,810
Deferred income tax assets, net	14,063	10,875	3,788	—	28,726
Prepaid expenses and other current assets	17,170	23,791	10,539	(1,154)	50,346
Current assets of discontinued operations	5,021	2,138	—	—	7,159

Total current assets	174,765	179,533	106,185	(1,154)	459,329

Restricted Cash and Investments	8,016	—	49,896	—	57,912
Property and Equipment, Net	620,124	834,345	250,837	—	1,705,306
Assets Held for Sale	3,083	1,280	—	—	4,363
Direct Finance Lease Receivable	—	—	32,146	—	32,146
Intercompany Receivable	386,026	14,305	14,028	(414,359)	—
Deferred Income Tax Assets, Net	—	—	1,711	—	1,711
Goodwill	34	507,272	760	—	508,066
Intangible Assets, Net	—	198,477	1,865	—	200,342
Investment in Subsidiaries	1,333,885	9,784	—	(1,343,669)	—
Other Non-Current Assets	40,695	73,480	31,022	(65,621)	79,576
Non-Current Assets of Discontinued Operations	697	168	—	—	865

Total Assets	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,159	$18,531	$3,942	$—	$69,632
Accrued payroll and related taxes	2,855	18,273	17,002	—	38,130
Accrued expenses	69,585	33,500	24,751	(1,154)	126,682
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,037	1,363	33,266	—	53,666
Current liabilities of discontinued operations	542	166	—	—	708

Total current liabilities	139,178	71,833	78,961	(1,154)	288,818

Deferred Income Tax Liabilities	42,879	82,296	34	—	125,209
Intercompany Payable	14,027	378,005	22,327	(414,359)	—
Other Non-Current Liabilities	29,384	28,654	63,964	(65,621)	56,381
Capital Lease Obligations	—	13,087	—	—	13,087
Long-Term Debt	1,318,639	429	—	—	1,319,068
Non-Recourse Debt	—	—	208,532	—	208,532
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,023,218	1,229,553	114,116	(1,343,669)	1,023,218
Noncontrolling Interests	—	14,787	516	—	15,303

Total Shareholders’ Equity	1,023,218	1,244,340	114,632	(1,343,669)	1,038,521

Total Liabilities and Shareholders’ Equity	$2,567,325	$1,818,644	$488,450	$(1,824,803)	$3,049,616

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$152,627	$217,333	$61,846	$(20,282)	$411,524
Operating expenses	129,012	144,573	52,529	(20,282)	305,832
Depreciation and amortization	7,328	14,465	1,968	—	23,761
General and administrative expenses	9,625	13,703	3,900	—	27,228

Operating income	6,662	44,592	3,449	—	54,703
Interest income	8,178	385	1,640	(8,552)	1,651
Interest expense	(17,289)	(8,433)	(3,436)	8,552	(20,606)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes and equity in earnings of affiliates	(2,449)	28,082	1,653	—	27,286
Provision (benefit) for income taxes	(993)	10,981	1,316	—	11,304
Equity in earnings of affiliates, net of income tax provision	—	—	474	—	474

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(1,456)	17,101	811	—	16,456
Income from consolidated subsidiaries, net of income tax provision	17,912	—	—	(17,912)	—

Income from continuing operations	16,456	17,101	811	(17,912)	16,456
Net income (loss) from discontinued operations	(1,729)	(36)	—	36	(1,729)

Net income	14,727	17,065	811	(17,876)	14,727
Net loss attributable to noncontrolling interests	—	—	890	—	890

Net income attributable to The GEO Group, Inc.	$14,727	$17,065	$1,701	$(17,876)	$15,617

Net income	$14,727	$17,065	$811	$(17,876)	$14,727
Other comprehensive income, net of tax	30	—	85	—	115

Total comprehensive income	$14,757	$17,065	$896	$(17,876)	$14,842
Comprehensive loss attributable to noncontrolling interests	—		903	—	903

Comprehensive income attributable to The GEO Group, Inc.	$14,757	$17,065	$1,799	$(17,876)	$15,745

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirteen Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$141,084	$218,972	$55,389	$(19,762)	$395,683
Operating expenses	126,613	148,313	42,536	(19,762)	297,700
Depreciation and amortization	5,420	14,574	1,856	—	21,850
General and administrative expenses	9,091	13,483	3,348	—	25,922

Operating income (loss)	(40)	42,602	7,649	—	50,211
Interest income	7,754	405	1,648	(8,040)	1,767
Interest expense	(15,805)	(8,065)	(3,497)	8,040	(19,327)

Income (loss) before income taxes and equity in earnings of affiliates	(8,091)	34,942	5,800	—	32,651
Provision (benefit) for income taxes	(3,127)	13,502	1,880	—	12,255
Equity in earnings of affiliates, net of income tax provision	—	—	272	—	272

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(4,964)	21,440	4,192	—	20,668
Income from consolidated subsidiaries, net of income tax provision	25,632	—	—	(25,632)	—

Income from continuing operations	20,668	21,440	4,192	(25,632)	20,668
Net income from discontinued operations	625	207	—	(207)	625

Net income	21,293	21,647	4,192	(25,839)	21,293
Net loss attributable to noncontrolling interests	—	(1)	226	—	225

Net income attributable to The GEO Group, Inc.	$21,293	$21,646	$4,418	$(25,839)	$21,518

Net income	$21,293	$21,647	$4,192	$(25,839)	$21,293
Other comprehensive income (loss), net of tax	9	—	(7,530)	—	(7,521)

Total comprehensive income	$21,302	$21,647	$(3,338)	$(25,839)	$13,772
Comprehensive loss attributable to noncontrolling interests	—	—	325	—	325

Comprehensive income attributable to The GEO Group, Inc.	$21,302	$21,647	$(3,013)	$(25,839)	$14,097

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$446,997	$653,809	$185,020	$(60,697)	$1,225,129
Operating expenses	390,472	439,448	149,904	(60,697)	919,127
Depreciation and amortization	21,572	42,783	6,288	—	70,643
General and administrative expenses	28,405	41,549	11,758	—	81,712

Operating income	6,548	130,029	17,070	—	153,647
Interest income	23,833	1,271	4,902	(24,787)	5,219
Interest expense	(51,043)	(24,270)	(11,504)	24,787	(62,030)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes and equity in earnings of affiliates	(20,662)	98,568	10,468	—	88,374
Provision (benefit) for income taxes	(7,316)	37,974	4,854	—	35,512
Equity in earnings of affiliates, net of income tax provision	—	—	1,652	—	1,652

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(13,346)	60,594	7,266	—	54,514
Income from consolidated subsidiaries, net of income tax provision	67,860	—	—	(67,860)	—

Income from continuing operations	54,514	60,594	7,266	(67,860)	54,514
Net income (loss) from discontinued operations	(2,252)	187	—	(187)	(2,252)

Net income	52,262	60,781	7,266	(68,047)	52,262
Net loss attributable to noncontrolling interests	—	—	881	—	881

Net income attributable to The GEO Group, Inc.	$52,262	$60,781	$8,147	$(68,047)	$53,143

Net income	$52,262	$60,781	$7,266	$(68,047)	$52,262
Other comprehensive income (loss), net of tax	89	—	(469)	—	(380)

Total comprehensive income	$52,351	$60,781	$6,797	$(68,047)	$51,882
Comprehensive loss attributable to noncontrolling interests	—	—	900	—	900

Comprehensive income attributable to The GEO Group, Inc.	$52,351	$60,781	$7,697	$(68,047)	$52,782

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$414,896	$646,942	$168,404	$(57,411)	$1,172,831
Operating expenses	377,637	434,589	131,142	(57,411)	885,957
Depreciation and amortization	14,275	41,633	5,588	—	61,496
General and administrative expenses	30,055	44,850	11,515	—	86,420

Operating income (loss)	(7,071)	125,870	20,159	—	138,958
Interest income	21,258	1,142	4,673	(22,108)	4,965
Interest expense	(45,044)	(21,987)	(10,777)	22,108	(55,700)

Income (loss) before income taxes and equity in earnings of affiliates	(30,857)	105,025	14,055	—	88,223
Provision (benefit) for income taxes	(11,836)	40,582	5,183	—	33,929
Equity in earnings of affiliates, net of income tax provision	—	—	2,352	—	2,352

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(19,021)	64,443	11,224	—	56,646

Income from consolidated subsidiaries, net of income tax provision	75,667	—	—	(75,667)	—

Income from continuing operations	56,646	64,443	11,224	(75,667)	56,646
Net income from discontinued operations	2,190	710	—	(710)	2,190

Net income	58,836	65,153	11,224	(76,377)	58,836

Net loss attributable to noncontrolling interests	—	1	1,049	—	1,050

Net income attributable to The GEO Group, Inc.	$58,836	$65,154	$12,273	$(76,377)	$59,886

Net income	$58,836	$65,153	$11,224	$(76,377)	$58,836
Other comprehensive income (loss), net of tax	28	—	(6,747)	—	(6,719)

Total comprehensive income	58,864	65,153	4,477	(76,377)	52,117
Comprehensive loss attributable to noncontrolling interests	—	—	1,160	—	1,160

Comprehensive income attributable to The GEO Group, Inc.	$58,864	$65,153	$5,637	$(76,377)	$53,277

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended September 30, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$85,762	$76,993	$63,640	$226,395

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)	—	(35,154)
Proceeds from sale of property and equipment	302	203	103	608
Proceeds from sale of assets held for sale	—	5,641	—	5,641
Change in restricted cash and investments	119	—	40,659	40,778
Capital expenditures	(58,800)	(30,537)	(3,019)	(92,356)

Net cash (used in) provided by investing activities	(58,379)	(59,847)	37,743	(80,483)

Cash Flow from Financing Activities:
Payments on long-term debt	(247,834)	(1,038)	(103,259)	(352,131)
Proceeds from long-term debt	263,000	—	—	263,000
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from the exercise of stock options	1,846	—	—	1,846
Debt issuance costs	(880)	—	(37)	(917)
Payment of make-whole provision and other fees for early extinguishment of debt	—	(14,861)	—	(14,861)
Payments for purchase of treasury shares	(48)	—	—	(48)
Income tax provision of equity compensation	241	—	—	241
Payments for retirement of common stock	(1,035)	—	—	(1,035)
Proceeds from reissuance of treasury stock in connection with ESPP	373	—	—	373
Cash dividends paid	(12,304)	—	—	(12,304)

Net cash provided by (used in) financing activities	3,359	(15,899)	(109,054)	(121,594)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	14	14

Net (Decrease) Increase in Cash and Cash Equivalents	30,742	1,247	(7,657)	24,332
Cash and Cash Equivalents, beginning of period	15,085	3,155	26,513	44,753

Cash and Cash Equivalents, end of period	$45,827	$4,402	$18,856	$69,085

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Thirty-nine Weeks Ended October 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by (used in) operating activities	$118,955	$7,802	$37,367	$164,124

Cash Flow from Investing Activities:
Acquisition of BI, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	781	14	795
Proceeds from assets held for sale	—	7,121	—	7,121
Change in restricted cash and investments	—	—	(4,126)	(4,126)
Capital expenditures	(164,926)	(11,196)	(1,534)	(177,656)

Net cash (used in) provided by investing activities	(574,533)	(3,294)	(5,646)	(583,473)

Cash Flow from Financing Activities:
Payments on long-term debt	(102,925)	(935)	(23,684)	(127,544)
Proceeds from long-term debt	617,247	—	—	617,247
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Proceeds from the exercise of stock options	2,446	—	—	2,446
Income tax benefit of equity compensation	536	—	—	536
Debt issuance costs	(11,192)	—	—	(11,192)
Payments for purchase of treasury shares	(49,987)	—	—	(49,987)

Net cash provided by (used in) financing activities	456,125	(935)	(27,696)	427,494

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,853)	(3,853)

Net Increase in Cash and Cash Equivalents	547	3,573	172	4,292
Cash and Cash Equivalents, beginning of period	2,614	221	36,829	39,664

Cash and Cash Equivalents, end of period	$3,161	$3,794	$37,001	$43,956

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

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations in the United Kingdom and South Africa through joint ventures;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers compensation and automobile liability claims;

•

the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and continue to operate under our existing agreements and/ or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our expectations as to timing and amounts;

•

our analysis of the advantages and disadvantages of a REIT conversion, the results of our private letter ruling request to the IRS and our expectations as to the timing and completion of a REIT conversion;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property; and

•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended April 1, 2012 and July 1, 2012, our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to the thirteen weeks ended September 30, 2012 as “Third Quarter 2012,” and we refer to the thirteen weeks ended October 2, 2011 as “Third Quarter 2011.” We refer to the thirty-nine weeks ended September 30, 2012 as “Nine Months 2012” and the thirty-nine weeks ended October 2, 2011 as “Nine Months 2011.” We refer to the year ending December 30, 2012 as “Fiscal 2012.”

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

We acquired two companies, Cornell Companies, Inc., which we refer to as Cornell, and BII Holding Corporation, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI, during the past two years that have had, and we believe will continue to have, a significant impact on our business. As a result of these acquisitions, we expect to benefit from the increased scale and diversification of service offerings. Our acquisition in August 2010 of Cornell added scale to our presence in the U.S. correctional and detention market, and combined Cornell’s adult community-based and youth treatment services into GEO Care’s behavioral healthcare services platform to create a leadership position in this growing market. Our acquisition in February 2011 of BI provides us with the ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle.

We also acquired 100% of the partnership interests of MCF in August 2012 which was formerly a consolidated variable interest entity which GEO assumed in August 2010. As a result of the acquisition, GEO has full ownership interest in 11 correctional properties, representing 10,000 beds, which were leased and operated by GEO. We expect to benefit from increased cash flows over the life of the lease. Also as a result of the acquisition, the noncontrolling interest related to MCF was eliminated and 100% of MCF’s results from operations will be reflected in GEO’s consolidated statement of comprehensive income which were previously allocated to noncontrolling interests.

As of September 30, 2012, our worldwide operations included the management and/or ownership of approximately 75,000 beds at 108 correctional, detention and residential treatment facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

We maintained an average company-wide facility occupancy rate of 95.8% for the thirty-nine weeks ended September 30, 2012, excluding facilities that are either idle or under development.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 1, 2012, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended January 1, 2012.

Fiscal 2012 Developments

Contract Awards, Activations and Terminations

The following contract awards and facility activations are expected to occur or have occurred during fiscal year 2012:

On June 1, 2011, we announced that the City of Adelanto, California had signed a contract with us for the housing of federal immigration detainees at our 650-bed Detention Facility in Adelanto, California, which we purchased from the City of Adelanto in June of 2010, and at a 650-bed facility expansion, which we were constructing, to be located on land immediately adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We completed the new 650-bed expansion and began the intake of the additional 650 detainees in August 2012.

On April 10, 2012, we announced that the California Department of Corrections and Rehabilitation, which we refer to as the CDCR, rescinded its previous notice of termination regarding our management contract for the 625-bed Golden State Correctional Facility (“Golden State”). We will continue to manage this contract under our agreement with CDCR which initially would have expired in December 2012. On October 18, 2012, we announced that we signed a contract extension with CDCR for the continued management of Golden State through June 30, 2016.

On October 2, 2012, we announced that the United States Marshals Service had signed a contract with us for the housing of up to 320 federal detainees at the Company-owned Aurora Detention Facility in Colorado. The new ten-year contract is effective October 1, 2012.

On October 30, 2012, we announced that the State of Florida extended our contract for the 2,000 bed Blackwater River Correctional Facility through October 2015.

The following contract terminations occurred during fiscal year 2012:

On March 31, 2012, our contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The termination of this contract did not have a material impact on our financial position, results of operations and/ or cash flows.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations were $2.4 million and $11.2 million for the thirteen weeks ended September 30, 2012 and October 2, 2011, and $24.7 million and $33.6 million for the thirty-nine weeks ended September 30, 2012 and October 2, 2011, respectively.

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The carrying values of these idle facilities totaled $241.6 million as of September 30, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Partnership Interests in Municipal Corrections Finance, L.P.

On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. Prior to August 31, 2012, we had been consolidating MCF with a corresponding noncontrolling interest, as MCF was a VIE in which we were the primary beneficiary. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance at August 31, 2012 of $78 million was redeemed, with an effective date of September 4, 2012. We financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with a new $100 million Series A-3 Incremental Loan Agreement (“Series A-3 Term Loan”) dated August 30, 2012. The new Series A-3 Term Loan bears interest at LIBOR plus 2.75% and matures August 4, 2015.

As the transaction increased GEO’s ownership interest in MCF, from zero to 100%, and GEO retained its controlling interest in MCF, the purchase of the partnership interests has been accounted for as an equity transaction with additional paid-in capital adjusted for the difference between the cumulative balance of the non-controlling interest in MCF of $8.1 million and the $35.2 million consideration paid, net of MCF deferred tax assets of $8.2 million, with no gain or loss recorded in consolidated net income or comprehensive income. Refer to Note 5 - Shareholders’ Equity of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10Q. The Company incurred costs related to the purchase of MCF of $0.4 million and $1.2 million for the thirteen and thirty-nine weeks ended September 30, 2012, respectively. These costs were expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

We incurred a one-time loss on early extinguishment of debt in connection with the redemption of the MCF bonds of approximately $8.5 million which consisted of a make-whole premium of $14.9 million which includes bond redemption costs of $0.1 million, offset by the effect of the unamortized bond premium of $6.4 million.

Approval of The GEO Group Inc. 2011 Employee Stock Purchase Plan

On May 4, 2012, our shareholders approved The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The Compensation Committee and Board of Directors had previously approved the Plan on May 4, 2011 and the Plan became effective on July 9, 2011, subject to obtaining shareholder approval. Eligible employees were allowed to participate in the Plan as of July 9, 2011, but no shares of common stock were issuable pursuant to the Plan prior to obtaining shareholder approval. Pre-shareholder approval offering periods began on July 9, 2011 with shares being purchased on June 29, 2012. Shares were issued to participating employees for the post-shareholder approval offering periods on the last day of each month. During the thirty-nine weeks ended September 30, 2012, 19,487 shares of our common stock were purchased by eligible employees under the Plan for approximately $0.4 million, and were issued out of the Company’s treasury stock in connection with the Plan. The Company will offer up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

Potential REIT Conversion

As previously disclosed, we are evaluating a potential conversion into a real estate investment trust (“REIT”). We have engaged legal advisors and financial advisors to assist us with this comprehensive review. In mid-July 2012, we submitted a request to the United States Internal Revenue Service for a private letter ruling in order to better inform our Board of Directors regarding the potential advantages and disadvantages of a REIT conversion and to determine whether or how we would qualify to convert to a REIT. Once we and our advisors complete the comprehensive analysis being performed regarding a potential REIT conversion, our Board of Directors will be adequately informed and in a position to determine whether to move forward with a REIT conversion. If our Board of Directors concludes that it is in our best interest to proceed with the REIT conversion, we would seek to complete the conversion by the earliest conversion date which is January 2013, however, due to the short timeframe, the REIT conversion could be delayed until the next available conversion date which is January 2014. We would expect to seek shareholder approval to implement provisions in our charter that would be consistent with a public REIT structure. If we do qualify to convert to a REIT and our Board of Directors conclude that we should move forward with a REIT conversion by January 2013, we could potentially incur certain non-cash charges during the fourth quarter of 2012 related to the change in the corporate structure of the Company.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the thirty-nine weeks ended September 30, 2012, we did not experience any changes in estimates inherent in the preparation of our financial statements and, at this time, do not anticipate any changes during the fiscal year ending December 30, 2012. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. The results of operations presented herein do not include the results of operations related to the Company’s discontinued operations for all periods presented. Refer to Note 8 of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of Thirteen Weeks Ended September 30, 2012 and Thirteen Weeks Ended October 2, 2011

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$244,102	59.3%	$232,788	58.9%	$11,314	4.9%
GEO Care	110,186	26.8%	109,729	27.7%	457	0.4%
International Services	57,236	13.9%	53,166	13.4%	4,070	7.7%
Facility Construction & Design	—	—	—	—	—	—

Total	$411,524	100.0%	$395,683	100.0%	$15,841	4.0%

U.S. Corrections & Detention

Revenues increased in Third Quarter 2012 compared to Third Quarter 2011 primarily due to aggregate increases of $16.4 million due to the activation and intake of inmates at the 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2011, the 1,500-bed Riverbend Correctional Facility (“Riverbend”) in December 2011, and the 600-bed Karnes Civil Detention Center (“Karnes”) in March 2012. We also experienced aggregate increases in revenues of $7.8 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the expansion to the New Castle Correctional Facility (“New Castle”) in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $13.2 million primarily due to contract terminations and other decreases related to lower populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.2 million in Third Quarter 2012 and 4.1 million in Third Quarter 2011. We experienced an aggregate net increase of approximately 132,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.6% and 96.3% of capacity in Third Quarter 2012 and Third Quarter 2011 respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in Third Quarter 2012 compared to Third Quarter 2011 is primarily attributable to increases of $0.9 million due to new electronic monitoring contracts of BI and a net increase of $1.6 million primarily due to population increases at certain facilities. This increase was partially offset by decreases in revenues of $2.0 million related to our terminated contracts.

International Services

Revenues for our International Services segment during Third Quarter 2012 increased by $4.1 million over Third Quarter 2011 primarily due to the following factors: (i) aggregate increases at our Australian and South African subsidiaries of $3.6 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; and (ii) an increase of $1.9 million due to the assumption of operations at the 217-bed Dungavel House Immigration Removal Centre (“Dungavel”) on September 25, 2011. These increases were partially offset by a decrease of $1.4 million as a result of foreign exchange rate fluctuations.

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$169,532	69.5%	$165,708	71.2%	$3,824	2.3%
GEO Care	82,951	75.3%	83,974	76.5%	(1,023)	(1.2)%
International Services	53,349	93.2%	47,975	90.2%	5,374	11.2%
Facility Construction & Design	—	—	43	—	(43)	(100.0)%

Total	$305,832	74.3%	$297,700	75.2%	$8,132	2.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend and Karnes which contributed an aggregate increase to operating expenses of $10.6 million; and (ii) increases of $7.8 million at certain of our facilities primarily related to net population increases and increased transportation services, higher levels of required staffing and additional medical costs. These increases were partially offset by aggregate decreases in operating expenses of $8.2 million due to contract terminations. In addition, operating expenses decreased by $6.4 million in Third Quarter 2012 due to net operating tax refunds received, not related to income taxes, for certain previously disputed tax claims in various jurisdictions.

GEO Care

Operating expenses for GEO Care decreased by $1.0 million during Third Quarter 2012 from Third Quarter 2011 primarily due to contract terminations of $1.4 million These decreases were partially offset by increases of $0.4 million due to population increases at certain facilities.

International Services

Operating expenses for our International Services segment during Third Quarter 2012 increased $5.4 million over the prior year due to: (i) an increase in operating expenses at our United Kingdom subsidiary of $3.1 million which is primarily related to non-recurring international bid costs incurred during Third Quarter 2012; (ii) an increase of $1.6 million in operating expenses in the United Kingdom due to the opening of Dungavel; and (iii) an increase of $3.8 million at our Australian subsidiary which was primarily due to population increases and additional services provided at those facilities. These increases were partially offset by a decrease of $1.4 million as a result of foreign exchange rate fluctuations and a decrease of $1.7 million related to non-recurring international bid costs incurred during Third Quarter 2011.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,775	6.5%	$13,893	6.0%	$1,882	13.5%
GEO Care	7,290	6.6%	7,429	6.8%	(139)	(1.9)%
International Services	696	1.2%	528	1.0%	168	31.8%
Facility Construction & Design	—	—	—	—	—	—

Total	$23,761	5.8%	$21,850	5.5%	$1,911	8.7%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $1.9 million in Third Quarter 2012 compared to Third Quarter 2011 primarily as a result of the completion of construction projects in 2011 and 2012.

GEO Care

GEO Care depreciation and amortization expense decreased by $0.1 million in Third Quarter 2012 compared to Third Quarter 2011. The decrease is primarily due to certain assets becoming fully depreciated in 2012. This decrease was partially offset by an increase in monitoring and other equipment at BI in 2012 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in Third Quarter 2012 over Third Quarter 2011 primarily from increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$27,228	6.6%	$25,922	6.6%	$1,306	5.0%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in Third Quarter 2012 compared to Third Quarter 2011 was due to $1.7 million of nonrecurring start-up/transaction costs, including costs associated with the acquisition of MCF in Third Quarter 2012. These increases were offset by $0.4 million of nonrecurring start-up costs incurred in 2011 for our joint venture in the United Kingdom.

Non Operating Expenses

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,651	0.4%	$1,767	0.4%	$(116)	(6.6)%
Interest Expense	$20,606	5.0%	$19,327	4.9%	$1,279	6.6%

The majority of our interest income generated in Third Quarter 2012 and Third Quarter 2011 is from the cash balances at our foreign subsidiaries.

The increase in interest expense of $1.3 million is attributable to more indebtedness outstanding in Third Quarter 2012 compared to Third Quarter 2011. We incurred aggregate increases in interest expense of $2.1 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011 and reduced capitalized interest in Third Quarter 2012. These increases were partially offset by decreases in interest expense aggregating $0.8 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt. Outstanding borrowings, net of discounts and swaps, at September 30, 2012 and October 2, 2011, excluding non-recourse debt and capital lease liabilities, were $1,353.5 million and $1,328.3 million, respectively.

Loss on Early Extinguishment of Debt

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Early Extinguishment of Debt	$8,462	2.1%	$—	—	$8,462	100.0%

The loss on early extinguishment of debt in Third Quarter 2012 was the result of our early redemption of the MCF bonds and consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Provision for Income Taxes

	2012	Effective Rate	2011	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$11,304	41.4%	$12,255	37.5%	$(951)	(7.8)%

The effective tax rate for Third Quarter 2012 was 41.4% and includes certain non-recurring items that had an overall unfavorable impact on the effective tax rate. Without these one-time items our effective tax rate would have been 38.4%. The effective tax rate for the same period in the prior year was 37.5% which included certain favorable one-time items. Excluding these one-time items, the effective tax rate for the same period in the prior year would have been 39.0%. The expiration of the federal Work-Opportunity-Tax-Credit legislation at the end of 2011 has an unfavorable impact on our effective tax rate of approximately one-half percent in 2012. We estimate our annual effective tax rate for fiscal year 2012 to be in the range of 40% to 41% as a result of the unfavorable impact of non-recurring items in Third Quarter 2012.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$474	0.1%	$272	0.1%	$202	74.3%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during Third Quarter 2012 compared to Third Quarter 2011, which is primarily due to a decreased loss of $0.1 from the operations of GEOAmey in Third Quarter 2012, which began operating in August 2011. Additionally, SACS had $0.1 million higher earnings in Third Quarter 2012 compared to Third Quarter 2011.

Comparison of Thirty-nine Weeks Ended September 30, 2012 and Thirty-nine Weeks Ended October 2, 2011

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$725,196	59.1%	$693,657	59.1%	$31,539	4.5%
GEO Care	330,199	27.0%	317,475	27.1%	12,724	4.0%
International Services	169,734	13.9%	161,580	13.8%	8,154	5.0%
Facility Construction & Design	—	—	119	—	(119)	(100.0)%

Total	$1,225,129	100.0%	$1,172,831	100.0%	$52,298	4.5%

U.S. Corrections & Detention

Revenues increased in Nine Months 2012 as compared to Nine Months 2011 primarily due to aggregate increases of $39.5 million due to the activation and intake of inmates at Adelanto East, Riverbend and Karnes. We also experienced aggregate increases in revenues of $25.9 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the expansion of New Castle in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $33.9 million due to contract terminations and other decreases primarily related to lower populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 12.4 million in Nine Months 2012 as compared to 12.1 million in Nine Months 2011. We experienced an aggregate net increase of approximately 300,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.3% and 95.3% of capacity in Nine Months 2012 and Nine Months 2011 respectively, excluding idle facilities.

GEO Care

The increase in revenues for GEO Care in Nine Months 2012 as compared to Nine Months 2011 is primarily attributable to a full nine months of revenues generated by BI in 2012 compared to approximately seven and a half months of revenues in 2011 which contributed to an increase of $16.0 million. We also experienced a net increase in revenues of $7.0 million at certain of our facilities primarily due to increases in population and/or rates. These increases were partially offset by a decrease in revenues of $10.3 million related to our terminated contracts.

International Services

Revenues for our International Services segment during Nine Months 2012 increased by $8.2 million over Nine Months 2011 primarily due to the following factors: (i) aggregate increases at our Australian and South African subsidiaries of $8.2 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; and (ii) an increase of $7.5 million due to the provision of additional services at Harmondsworth and the assumption of operations at Dungavel on September 25, 2011. These increases were partially offset by: (i) decreases of $3.5 million as a result of foreign exchange rate fluctuations; and (ii) a decrease in revenues of $4.0 million related to our terminated contract for the operation of Campsfield House effective in May 2011.

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$512,760	70.7%	$492,937	71.1%	$19,823	4.0%
GEO Care	248,274	75.2%	243,901	76.8%	4,373	1.8%
International Services	158,093	93.1%	149,037	92.2%	9,056	6.1%
Facility Construction & Design	—	—	82	68.9%	(82)	(100.0)%

Total	$919,127	75.0%	$885,957	75.5%	$33,170	3.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and mental health and GEO Care facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend and Karnes which contributed an aggregate increase to operating expenses of $34.8 million, and (ii) increases of $21.2 million at certain of our facilities primarily related to net population increases, higher levels of required staffing and additional medical costs. These increases were partially offset by aggregate decreases in operating expenses of $27.1 million due to contract terminations. In addition, operating expenses decreased by $9.1 million in Nine Months 2012 due to net operating tax refunds received, not related to income taxes, for certain previously disputed tax claims in various jurisdictions.

GEO Care

Operating expenses for GEO Care increased $4.4 million during Nine Months 2012 from Nine Months 2011 primarily due to BI which was operating for three full quarters during Nine Months 2012 compared to a partial three quarters during Nine Months 2011 as BI was acquired in February 2011. We also experienced an increase in operating expenses during Nine Months 2012 for the operation of Montgomery County which opened in March 2011. These increases were partially offset by a decrease in operating expenses for terminated contracts. During Nine Months 2012, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from our acquisition of BI and also due to nonrecurring start-up costs incurred in Nine Months 2011 for the opening of Montgomery County.

International Services

Operating expenses for our International Services segment during the Nine Months 2012 increased $9.1 million over the prior year due to: (i) an increase in operating expenses at our Australian subsidiary of $6.5 million related to increases in population and additional services provided at certain of those facilities; and (ii) a net increase of $7.6 million in operating expenses in the United Kingdom primarily due to the opening of Dungavel on September 25, 2011, partially offset by the termination of our contract for the management of Campsfield House effective in May 2011. These net increases were partially offset by a decrease in operating expenses at our United Kingdom subsidiary of $1.6 million which is primarily related to non-recurring international bid costs incurred during Nine Months 2011, as well as a decrease of $3.4 million as a result of foreign exchange rate fluctuations.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$46,681	6.4%	$39,936	5.8%	$6,745	16.9%
GEO Care	22,153	6.7%	19,956	6.3%	2,197	11.0%
International Services	1,809	1.1%	1,604	1.0%	205	12.8%
Facility Construction & Design	—	—	—	—	—	—

Total	$70,643	5.8%	$61,496	5.2%	$9,147	14.9%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $6.7 million in Nine Months 2012 compared to the Nine Months 2011 primarily as a result of the completion of construction projects in 2011 and 2012.

GEO Care

The increase in depreciation and amortization expense for GEO Care in Nine Months 2012 compared to Nine Months 2011 is primarily due to an increase in monitoring and other equipment at BI in 2012 related to certain contract wins and amortization of BI intangible assets. As BI was acquired in February 2011, Nine Months 2011 does not include a full nine months of depreciation and amortization for BI.

International Services

Depreciation and amortization expense increased slightly in Nine Months 2012 over Nine Months 2011 primarily due to increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$81,712	6.7%	$86,420	7.4%	$(4,708)	(5.4)%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The decrease in general and administrative expenses in Nine Months 2012 compared to Nine Months 2011 was due to $6.4 million of nonrecurring acquisition related costs in 2011 in connection with the acquisitions of Cornell and BI and $0.8 million of nonrecurring start-up costs incurred in 2011 for our joint venture in the United Kingdom. This decrease was partially offset by $2.5 million of nonrecurring start-up/transaction costs including costs related to the acquisition of MCF in Nine Months 2012.

Non Operating Expenses

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$5,219	0.4%	$4,965	0.4%	$254	5.1%
Interest Expense	$62,030	5.1%	$55,700	4.7%	$6,330	11.4%

The majority of our interest income generated in the Nine Months 2012 and the Nine Months 2011 is from the cash balances at our foreign subsidiaries.

The increase in interest expense of $6.3 million is attributable to more indebtedness outstanding in Nine Months 2012 compared to the Nine Months 2011. We incurred $2.1 million in additional interest expense during the Nine Months 2012 due to the issuance of our 6.625% Senior Notes in February 2011. We also incurred aggregate increases in interest expense of $5.8 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. These increases were partially offset by decreases in interest expense aggregating $1.6 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt. Outstanding borrowings, net of discounts and swaps, at September 30, 2012 and October 2, 2011, excluding non-recourse debt and capital lease liabilities, were $1,353.5 million and $1,328.3 million, respectively.

Loss on Early Extinguishment of Debt

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Early Extinguishment of Debt	$8,462	0.7%	$—	—	$8,462	100.0%

The loss on early extinguishment of debt in Nine Months 2012 was the result of our early redemption of the MCF bonds and consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Provision for Income Taxes

	2012	Effective Rate	2011	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$35,512	40.2%	$33,929	38.5%	$1,583	4.7%

The effective tax rate for Nine Months 2012 was 40.2% and includes certain non-recurring items that had an overall unfavorable impact on the effective tax rate. Without these one-time items our effective tax rate would have been 39.3% The effective tax rate for the same period in the prior year was 38.5% which included certain favorable one-time items. Excluding these one-time items, the effective tax rate for the same period in the prior year would have been 39.3%. The expiration of the federal Work-Opportunity-Tax-Credit legislation at the end of 2011 has an unfavorable impact on our effective tax rate of approximately one-half percent in 2012. We estimate our annual effective tax rate for fiscal year 2012 to be in the range of 40% to 41% as a result of the unfavorable impact of non-recurring items in Nine Months 2012.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,652	0.1%	$2,352	0.2%	$(700)	(29.8)%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced a decrease in equity in earnings of affiliates due to an increased net loss of $1.2 million from the operations of GEOAmey, which began operating in August 2011. This loss was partially offset by an increase in net earnings from SACS of $0.5 million.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention, mental health, residential treatment and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our newly formed joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12.0 million, or $19.0 million, based on exchange rates, as of September 30, 2012, for GEOAmey’s operations. As of September 30, 2012, $19.8 million, including accrued interest of $0.4 million was owed to us by

GEOAmey under the line of credit. On April 24, 2012, the Company signed a definitive agreement to purchase 100% of the partnership interests of MCF for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. Concurrently with the acquisition, the indenture relating to the MCF bonds was satisfied and discharged as of August 31, 2012 and the $78 million principal was redeemed, with an effective date of September 4, 2012. GEO financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the new $100 million Series A-3 Term Loan. The new Series A-3 Term Loan bears interest at LIBOR plus 2.75% and matures August 4, 2015. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $60.7 million, of which $19.2 million was spent through the thirty-nine weeks ended September 30, 2012. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $41.5 million, which will be spent through 2014. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2012. In addition to these current estimated capital requirements for 2012, 2013 and 2014, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements could materially increase.

Liquidity and Capital Resources

As of September 30, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A (“Term Loan A”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 (“Term Loan A-2”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3 (“Term Loan A-3”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (v) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015. As of September 30, 2012, we had $135.0 million outstanding under the Term Loan A, $138.8 million outstanding under the Term Loan A-2, $100.0 million outstanding under the Term Loan A-3, $196.0 million outstanding under the Term Loan B, net of the $1.3 million discount, and our $500.0 million Revolving Credit Facility had $230.0 million outstanding in loans, $56.4 million outstanding in letters of credit and $213.6 million available for borrowings. We also had the ability to borrow $250.0 million under the accordion feature of our Senior Credit Facility subject to lender demand and market conditions.

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

In addition to the debt outstanding under the Senior Credit Facility, the 7 3/4% Senior Notes and the 6.625% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors - Risks Related to Our High Level of Indebtedness” in Item 1A of our Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II - Item 1. Legal Proceedings. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Notes 10, 11 and 12 of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and also are further described in the Company’s 2011 Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

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

In February 2012, our Board adopted a dividend policy. In May 2012, our Board determined to accelerate the implementation of our dividend policy to the third quarter of 2012. Under the dividend policy, we paid a quarterly dividend in the third quarter of 2012 in the amount of $.20 per share for a total of $12.3 million. Also, we announced the declaration of a quarterly dividend to be paid in the fourth quarter of 2012 in the amount of $.20 per share to shareholders of record as of the close of business on November 16, 2012. We anticipate that we will continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board that cash dividends are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration of cash dividends, including our indentures and Senior Credit Facility. Based on our current capitalization, we do not believe that making dividend payments will materially adversely impact our liquidity. We believe we have the ability to declare quarterly cash dividends, as well as continue to fund the stock repurchase program, our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

We plan to fund all of our capital needs, including our capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board of Directors, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $500.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2012, 2013 and 2014 disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2012, our CEO had reached age 55 and was eligible to receive the payment upon retirement. On August 22, 2012, the agreement was amended to eliminate the tax gross-up provision for taxes applicable to our CEO’s lump sum retirement payment. In exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment our CEO is entitled to receive has been proportionately increased so that our CEO would receive substantially the same net benefit he would otherwise have received if the tax gross-up provision remained in place. If our CEO had retired as of September 30, 2012, the Company would have had to pay him $6.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of September 30, 2012 were $69.1 million, an increase of $24.3 million from January 1, 2012.

Cash provided by operating activities from continuing operations amounted to $225.3 million in Nine Months 2012 versus cash provided by operating activities from continuing operations of $161.4 million in Nine Months 2011. Cash provided by operating activities from continuing operations represents the fiscal year to date net income plus depreciation and amortization, stock-based compensation expense, loss on early extinguishment of debt and other non-cash charges and income. The cash flows from operations in Nine Months 2012 was also positively impacted by a decrease in accounts receivable, prepaid expenses and other current assets.

Cash used in investing activities amounted to $80.5 million in Nine Months 2012 compared to cash used in investing activities of $583.5 million in Nine Months 2011. Cash used in investing activities in Nine Months 2012 was primarily the result of capital expenditures of $92.4 million and the acquisition of the ownership interests in MCF of $35.2 million, offset by an decrease in restricted cash of $40.8 million. Cash used in investing activities in Nine Months 2011 primarily reflects our cash consideration for the purchase of BI for $409.6 million and capital expenditures of $177.7 million. Cash used in investing activities may be impacted during 2012 by capital expenditures and business and/or asset acquisitions.

Cash used in financing activities in Nine Months 2012 amounted to $121.6 million compared to cash provided by financing activities of $427.5 million in Nine Months 2011. Cash used in financing activities in the Nine Months 2012 reflects payments of $352.1 million on indebtedness offset by $263.0 million of borrowings under our Senior Credit Facility which includes proceeds of $100.0 million from our new Term Loan A-3. We also made a cash distribution of $5.8 million to the partners of MCF, paid a $12.3 million dividend to our shareholders and paid $14.9 million in fees, including a make-whole provision, related to the early extinguishment of debt in connection with the redemption of the MCF bonds. Cash provided by financing activities in Nine Months 2011 reflects proceeds from our Senior Credit Facility of $317.0 million, proceeds of $300.0 million from the issuance of our 6.625% Senior Notes offset by payments on our Senior Credit Facility of $102.9 million and payments on non-recourse debt of $24.6 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $11.2 million in debt issuance costs associated with the financing of the BI Acquisition. Cash used in financing activities may increase by up to $25.0 million if our management determines that the repurchase of our common stock is an appropriate use of capital resources. Further uses of cash in financing activities are expected to result from the payment of dividends in future fiscal quarters. Cash provided by financing activities will increase as a result of any financing related to the above mentioned investing and financing activities.

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

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. In New Hampshire, we have responded to a state procurement for a new correctional facility totaling approximately 1,700 beds. At the federal level, we are responding to a procurement issued by the Federal Bureau of Prisons totaling up to 1,600 beds. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state fiscal conditions continue to improve with forty-four states reporting year-over-year revenue growth in fiscal year 2012, state officials across the country continue to identify several challenges affecting their budgets for fiscal year 2013 according to the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which has delegated tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, the California Department of Corrections and Rehabilitation cancelled our agreements for the housing of low level state offenders at three of our California community correctional facilities. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Modified Community Correctional Facility however, this termination was rescinded in April 2012 and most recently in October 2012, the State of California extended the contract for the Golden State Modified Community Correctional Facility through June 30, 2016. We plan to market the idle facilities to federal, state and local jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, the government in the United Kingdom has an active procurement for the private management of nine existing prison facilities which total approximately 6,000 beds. We began competition for these opportunities in the fourth quarter of 2011 and submitted our initial proposal on April 24, 2012. Contract awards are expected to be announced before year-end 2012. Also in the United Kingdom, in April 2012, the Ministry of Justice issued an invitation to negotiate for an electronic monitoring project which is expected to be awarded in 2013. We believe there will be additional opportunities in the United Kingdom such as additional market testing of prisons, electronic monitoring of offenders and community corrections. We are exploring other opportunities in international markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our mental health, residential treatment, youth services, electronic monitoring services, and re-entry services business conducted through our GEO Care business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded GEO Care’s operations by adding 36 facilities, 7 nonresidential service centers, and 35 Day Reporting Centers. We also expanded the service offerings of GEO Care by adding electronic monitoring services, community re-entry and immigration related supervision services. Through both organic growth and acquisitions, and subsequent to our acquisition of BI in February 2011, we have been able to grow GEO Care’s business to approximately 6,400 beds and approximately 70,000 offenders under community supervision. Several states including Texas, Georgia, Louisiana, South Carolina, North Carolina, Pennsylvania, Virginia and others have indicated a desire to privatize one or more state psychiatric hospitals. We are currently competing on formal procurements for state psychiatric hospitals and/or residential treatment facilities in the states of Texas, North Carolina, and Virginia. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the Bureau of Prisons (the “BOP”) for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 61.0% of our operating expenses in Nine Months 2012. Additional significant operating expenses include food, utilities and inmate medical costs. In Nine Months 2012, operating expenses totaled 75.0% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2012 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2012, we will incur carrying costs for facilities that are currently vacant in 2012. The carrying costs associated with the approximately 6,000 beds we are currently marketing are expected to be $14.6 million, including depreciation of $7.5 million. We will also experience increases as a result of the amortization of intangible assets acquired in connection with our acquisition of BI. In addition to these factors, we expect to experience overall increases in operating expenses in 2012 as a result of a full year of BI’s operations. As of September 30, 2012, our worldwide operations include the management and/or ownership of approximately 75,000 beds at 108 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities and projects under development and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In Nine Months 2012, general and administrative expenses totaled 6.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2012 to decrease as a result of cost savings initiatives and decreases in nonrecurring integration costs related to our acquisitions of Cornell and BI. During 2011, we incurred approximately $6.4 million in nonrecurring integration costs. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit

Facility of $798.5 million and $56.4 million in outstanding letters of credit, as of September 30, 2012, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $8.0 million.

As of September 30, 2012, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Additionally, we invest our cash in a variety of short-term financial instruments to provide a return. The majority of our cash is invested internationally. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these instruments are subject to interest rate risk, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at September 30, 2012, every 10 percent change in historical currency rates would have approximately a $6.1 million effect on our financial position and approximately a $0.9 million impact on our results of operations during Nine Months 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required herein is incorporated by reference from Note 12 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 1, 2012, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 - July 29, 2012	—	—	—	$25,017,638
July 30, 2012 - August 26, 2012	—	—	—	$25,017,638
August 27, 2012 - September 30, 2012	1,782	$26.84	—	$25,015,856

(1)	These shares relate to the purchase of common stock tendered by employees to exercise share-based payment awards and satisfy the required minimum statutory withholding taxes related to share-based payment awards. All shares purchased to date pursuant to the Company’s share repurchase program have been deposited into treasury and retained for future use.
(2)	In July 2011, the Company’s Board of Directors approved a stock repurchase program of up to $100.0 million of its common stock effective through December 31, 2012. The stock repurchase program is implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable rules and requirements of the Securities and Exchange Commission. The program includes repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

(A) Exhibits

10.42	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley.(1)

10.43	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley.(1)

10.44	Amendment No. 3, dated as of August 30, 2012, to the Credit Agreement dated as of August 4, 2010 among The GEO Group, Inc., as Borrower, certain of The GEO Group, Inc.’s subsidiaries, as Guarantors and BNP Paribas, as Administrative Agent.(2)

10.45	Series A-3 Incremental Loan Agreement, dated as of August 30, 2012, among The GEO Group, Inc. as Borrower, the lenders signatory thereto and BNP Paribas, as Administrative Agent (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).(2)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference from the Company’s Form 8-K filed on August 28, 2012
(2)	Incorporated herein by reference from the Company’s Form 8-K filed on September 6, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: November 8, 2012	/s/ Brian R. Evans
Brian R. Evans

Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)