Form 10-K
period 2012-12-31
GEO GROUP INC
filed 2013-03-01
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 29, 2012 (based on the last reported sales price of such stock on the New York Stock Exchange on such date, the last business day of the registrant’s quarter ended July 1, 2012 of $22.72 per share) was approximately $1.2 billion.

As of February 27, 2013, the registrant had 71,421,233 shares of common stock outstanding.

Certain portions of the registrant’s annual report to security holders for fiscal year ended December 31, 2012 are incorporated by reference into Part III of this report. Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2013 annual meeting of shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

As used in this report, the terms “we,” “us,” “our,” “GEO” and the “Company” refer to The GEO Group, Inc., its consolidated subsidiaries and its unconsolidated affiliates, unless otherwise expressly stated or the context otherwise requires.

General

We specialize in the ownership, leasing and management of correctional, detention, and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based re-entry facilities. As further discussed under Recent Developments below, we divested our residential treatment health care facility management contracts, (“Residential Treatment Services” or “RTS”), on December 31, 2012 and we no longer provide mental health and residential treatment services. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with the U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture, GEO Amey PECS Ltd., which we refer to as GEOAmey.

As further discussed under Recent Developments below, we began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2013.

The acquisition of Cornell Companies, Inc. in August 2010 and BII Holding Corporation, the indirect owner of 100% of the equity interests of B.I. Incorporated, which we refer to as BI, in February 2011, added scale to our presence in the U.S. correctional and detention market as well as created a platform that gives us ability to offer turn-key solutions to our customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which we refer to as the corrections lifecycle. As of December 31, 2012, our worldwide operations included the management and/or ownership of approximately 73,000 beds at 100 correctional, detention and residential facilities, including idle facilities, and also included the provision of monitoring services, tracking approximately 70,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

•	We provide a diversified scope of services on behalf of our government clients:

•

our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, and food services, primarily at adult male correctional and detention facilities;

•

our community-based services involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community;

•	our youth services include residential, detention and shelter care and community-based services along with rehabilitative and educational programs;

•	We provide comprehensive electronic monitoring and supervision services;

•	we develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency; and

•	we provide secure transportation services for offender and detainee populations as contracted; and

•	our services are provided at facilities which we either own, lease or our owned by our customers.

Business Segments

Our GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and BI. The GEO Care reporting segment was renamed GEO Community Services concurrent with the divestiture of the Company’s Residential Treatment Services operating segment as more fully disclosed below under Recent Developments. All current and prior year financial position and results of operations amounts presented for this segment are referred to as GEO Community Services.

We conduct our business through four reportable business segments: our U.S. Corrections & Detention segment; our GEO Community Services segment; our International Services segment and our Facility Construction & Design segment. We have identified these four reportable segments to reflect our current view that we operate four distinct business lines, each of which constitutes a material part of our overall business. Our U.S. Corrections & Detention segment primarily encompasses our U.S.-based privatized corrections and detention business. Our GEO Community Services segment, which conducts its services in the U.S., consists of our community based services business, our youth services business and our electronic monitoring and supervision service. Our International Services segment primarily consists of our privatized corrections and detention operations in South Africa, Australia and the United Kingdom. Our Facility Construction & Design segment primarily contracts with various states, local and federal agencies for the design and construction of facilities for which we generally have been, or expect to be, awarded management contracts. Financial information about these segments for fiscal years 2012, 2011 and 2010 is contained in “Note 17 — Business Segments and Geographic Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-K.

Recent Developments

REIT Conversion and Divestiture of Residential Treatment Services

REIT Conversion

In the first half of 2012 we engaged legal and financial advisors to assist our board of directors (the “Board”) with the comprehensive review of a potential REIT conversion. In July 2012, we submitted a request to the United States Internal Revenue Service (the “IRS”) for a private letter ruling (“PLR”) to determine whether we would qualify to convert into a REIT. In December 2012, we announced that the Board, following a thorough and careful consideration of ways to maximize shareholder value through alternative financing, capital and other strategies, unanimously authorized us to take all necessary steps, including the divestiture of certain health care assets to position ourselves to operate in compliance with the REIT rules beginning January 1, 2013. On January 17, 2013, we received a favorable Private Letter Ruling from the IRS with respect to certain issues relevant to our qualification as a REIT.

Effective January 1, 2013, we restructured our operations to qualify for treatment as a REIT for federal income tax purposes. We reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”).

Through the TRS structure, a portion of our businesses, which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. This TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation and must make one or more distributions to shareholders that equal or exceed these accumulated amounts. On December 6, 2012, we announced the declaration by our Board of a special dividend of accumulated earnings and profits on our shares of common stock, par value $0.01, payable in either common stock or cash to, and at the election of, the shareholders of record as of December 12, 2012 (“Special Dividend”). The Special Dividend, amounted to an aggregate of $352.2 million, or $5.68 per share of common stock, and was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to the Special Dividend terms, we issued 9,688,568 shares of common stock and paid cash of $77.8 million.

As a REIT, we will be required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). We intend to commence paying regular distributions in 2013. On January 17, 2013 the Board declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which will be paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013.

The amount, timing and frequency of future distributions will be at the sole discretion of our Board and will be declared based upon various factors, many of which are beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRS’ and other factors that our Board of Directors may deem relevant.

Divestiture of Residential Treatment Services

On December 31, 2012, as a part of our restructuring steps that allowed us to begin operating as a REIT beginning January 1, 2013, we completed the divestiture of all of our health care facility assets and related management contracts in the United States and Australia, (“Residential Treatment Services” or “RTS”) to certain members of our management team (the “MBO Group”) for a gross purchase price of $36.0 million, inclusive of a working capital adjustment as defined in the purchase agreement between GEO Care Holdings LLC, the entity formed by the MBO Group, and us (the “Purchase Agreement”). As a result of the working capital adjustment, the net proceeds from the sale were approximately $33.3 million. Certain members of the MBO group sold 295,959 shares of vested restricted stock back to us for a total price of $8.6 million which was used to fund a portion of the RTS purchase price. Prior to the divestiture, RTS, excluding the correctional health care services business operating in the State of Victoria, Australia which was part of the International Services reporting segment, was an operating segment of our GEO Care reporting segment.

In accordance with the Purchase Agreement, the MBO Group will also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by RTS. In addition, the Purchase Agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined) are terminated up to one year following the divestiture. On December 12, 2012, the MBO Group formed a new entity, GEO Care Holdings LLC, for the sole purpose of acquiring RTS.

In connection with the RTS divestiture, we and GEO Care Holdings LLC entered into a Services Agreement pursuant to which we provide business management services, information systems services, legal support services, risk management services, property management and design services and office space for a five year term in return for an initial annual fee of $1.8 million, payable in equal monthly installments (the “Services Agreement”). GEO Care Holdings LLC may terminate the Services Agreement at any time by paying a lump sum amount in cash equal to all remaining payments that would be required to be made to us during the five year term, discounted to present value using a discounted rate of 10%.

We and GEO Care Holdings LLC also executed a license agreement pursuant to which we granted GEO Care Holdings LLC an exclusive license for a five year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee of $0.4 million, payable in equal monthly installments (the “License Agreement”). GEO Care Holdings LLC may terminate the License Agreement at any time by paying a lump sum amount in cash equal to all remaining payments of the license fee during the five year term, discounted to present value using a 10% discount rate.

Also, we and GEO Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between us and GEO Care Holdings LLC.

During the fourth quarter of 2012, we recorded $14.6 million, net of tax, related to the loss on divestiture of RTS. Refer to Note 2—Discontinued Operations of the “Notes to the Consolidated Financial Statements” included Part II, Item 8 in this Form 10-K.

Amendments to Senior Credit Facility

On August 30, 2012, we entered into Amendment No. 3 to the Credit Agreement dated as of August 4, 2010, by and among us, the guarantors party thereto and BNP Paribas, as administrative agent, as previously amended by Amendment No. 1, dated as of February 8, 2011, and Amendment No. 2, dated as of May 2, 2011 (“Amendment No. 3”). Amendment No. 3, among other things, reset our restricted payment basket to $50 million and increased the Pro Forma Senior Secured Leverage Ratio test to 2.75 to 1.00 from 2.50 to 1.00. Additionally, Amendment No. 3 provided that the aggregate principal amount of all incremental loan commitments established after August 30, 2012 plus the aggregate principal amount of all revolving credit commitment increases obtained after August 30, 2012 shall not exceed $250,000,000. Also on August 30, 2012, we entered into the Series A-3 Incremental Loan Agreement by and among us, the lenders party thereto and BNP Paribas, as administrative agent ( the “Series A-3 Incremental Loan Agreement”). Under the terms of the Series A-3 Incremental Loan Agreement, we borrowed an aggregate principal amount of $100,000,000 to fund the purchase price for the acquisition by us of all of the outstanding partnership interests in Municipal Corrections Finance L.P. (“MCF”), redeemed the 8.47% Taxable Revenue Bonds, Series 2001, due August 1, 2016 issued by MCF (the “MCF Bonds”) and paid fees, commissions, costs and expenses relating to the foregoing. The new incremental term loan bears interest at the same rate as our existing Tranche A Term Loans at LIBOR plus 2.75% and matures in August 2015.

On December 14, 2012, we entered into Amendment No. 4 to the Credit Agreement dated as of August 4, 2010, by and among us, the guarantors party thereto and BNP Paribas, as administrative agent, as previously amended by Amendment No. 1, dated as of February 8, 2011, Amendment No. 2, dated as of May 2, 2011, and Amendment No. 3, dated as of August 30, 2012 (“Amendment No. 4”). Amendment No. 4 amends a number of provisions in the Credit Agreement, as amended, for the purpose of providing us with flexibility in connection with our decision to take all steps necessary to operate as a REIT as of January 1, 2013. Amendment No. 4, among other things, amended the definition of EBITDA in the Credit Agreement for the purpose of including an adjustment to net income for transaction costs, expenses and extraordinary charges incurred by us in connection with our election to be treated as a REIT; allowed us to change our fiscal year to a calendar year and allowed for our fiscal quarters to coincide with each calendar quarter; provided that we could sell all of our equity interest in GEO Care LLC to GEO Care Holdings LLC; reset two restricted payment baskets—one basket was reset to $90 million for the purpose of permitting us to elect to qualify as a REIT (i.e., to make the special dividend of historical earnings and profits) and one basket was reset to $75 million for the purpose of permitting us to pay cash dividends generally; and modified the Total Leverage Ratio covenant by extending the current applicable total leverage ratio of 5.00 to 1.00 through the last day of the second quarter of fiscal year 2013 instead of through the last day of fiscal year 2012 and as a result delayed the starting date of the next applicable total leverage ratio of 4.75 to 1.00 to the first day of the third quarter of fiscal year 2013 instead of the first day of the fiscal year 2013.

As of December 31, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A (“Term Loan A”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 (“Term Loan A-2”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3 (“Term Loan A-3”), currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (v) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

As of December 31, 2012, we had $562.4 million in aggregate borrowings outstanding, net of discount, under the term loan portion of our Senior Credit Facility, $235.0 million in borrowings under the Revolver, approximately $61.3 million in letters of credit and $203.7 million million in additional borrowing capacity under the Revolver.

Partnership Interests in Municipal Corrections Finance, L.P.

On April 24, 2012, we signed a definitive agreement to purchase 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. Prior to August 31, 2012, we had been consolidating MCF with a corresponding noncontrolling interest, as MCF was a VIE in which we were the primary beneficiary. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance at August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. We financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with a new $100 million Series A-3 Incremental Loan Agreement (“Series A-3 Term Loan”) dated August 30, 2012. The new Series A-3 Term Loan bears interest at LIBOR plus 2.75% and matures August 4, 2015.

As the transaction increased GEO’s ownership interest in MCF, from zero to 100%, and we retained our controlling interest in MCF, the purchase of the partnership interests has been accounted for as an equity transaction with additional paid-in capital adjusted for the difference between the cumulative balance of the non-controlling interest in MCF of $8.1 million and the $35.2 million consideration paid, net of MCF deferred tax assets of $10 million, with no gain or loss recorded in consolidated comprehensive income. Refer to Note 3- Shareholders’ Equity of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. We incurred costs related to the purchase of MCF of $1.6 million for the year ended December 31, 2012. These costs were expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

We incurred a one-time loss on early extinguishment of debt in connection with the redemption of the MCF bonds of approximately $8.5 million which consisted of a make-whole premium of $14.9 million which includes bond redemption costs of $0.1 million, offset by the effect of the unamortized bond premium of $6.4 million.

Approval of The GEO Group Inc. 2011 Employee Stock Purchase Plan

On May 4, 2012, our shareholders approved The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The Compensation Committee of the Board and the Board had previously approved the Plan on May 4, 2011 and the Plan became effective on July 9, 2011, subject to obtaining shareholder approval. Eligible employees were allowed to participate in the Plan as of July 9, 2011, but no shares of common stock were issuable pursuant to the Plan prior to obtaining shareholder approval. Pre-shareholder approval offering periods began on July 9, 2011 with shares being purchased on June 29, 2012. Shares were issued to participating employees for the post-shareholder approval offering periods on the last day of each month. During the fiscal year ended December 31, 2012, 22,760 shares shares were issued out of our treasury stock in connection with the plan. We will offer up to 500,000 of our common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

Contract awards and facility activations

The following contract awards and facility activations occurred during fiscal year 2012:

On June 1, 2011, we announced that the City of Adelanto, California had signed a contract with us for the housing of federal immigration detainees at our 650-bed Detention Facility in Adelanto, California (“Adelanto East”) which we purchased from the City of Adelanto in June of 2010, and a 650-bed facility expansion, which we were constructing, to be located on land immediately adjacent to the facility. We completed the renovation and retrofitting of the existing 650-bed facility and began the initial intake of 650 detainees in August 2011. We completed the new 650-bed expansion and began the intake of the additional 650 detainees in August 2012.

On December 19, 2011, we announced that the Georgia Department of Corrections had signed a contract with us to operate the new 1,500-bed Riverbend Correctional Facility (“Riverbend”) in Milledgeville, Georgia which was activated in January 2012.

In March 2012, we completed the activation of the 600-bed Karnes Civil Detention Center (“Karnes”) located in Karnes City, Texas and also completed the activation of a 512-bed expansion to our New Castle Correctional Facility located in New Castle, Indiana.

On April 10, 2012, we announced that the California Department of Corrections and Rehabilitation, which we refer to as the CDCR, rescinded its previous notice of termination regarding our management contract for the 625-bed Golden State Correctional Facility (“Golden State”). We will to continue to manage this contract under our agreement with CDCR which initially would have expired in December 2012. On October 18, 2012, we announced that we signed a contract extension with CDCR for the continued management of Golden State through June 30, 2016.

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

Contract terminations

The following contract terminations occurred during fiscal year 2012:

On March 31, 2012, our contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The termination of this contract did not have a material impact on our financial position, results of operations and/ or cash flows.

On April 19, 2012, we announced the discontinuation of our managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, we have also discontinued all other management contracts with the State of Mississippi Department of Corrections (“MDOC”) including our managed-only contracts for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations with MDOC through their respective disposition dates were $24.5 million for the fiscal year ended December 31, 2012, and $44.9 million and $36.6 million for the fiscal years ended January 1, 2012, and January 2, 2011, respectively.

The loss of all management contracts with MDOC resulted in a loss in the overall customer relationship with MDOC as no future significant cash flows will be generated and we will have no continuing involvement with MDOC. As such, the results are classified in discontinued operations in accordance with our critical accounting policy Discontinued Operations.

There were no contract terminations subsequent to December 31, 2012.

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $14.4 million, including depreciation expense of $7.3 million. As of December 31, 2012, these facilities had a net book value of $240.2 million and had been vacant for an average of 21 months. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, MI and our Great Plains Correctional Facility located in Hinton, OK have been idle the longest of our idle facility inventory. Both facilities have been idle since October of 2010. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2012, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2012, we would expect to receive incremental revenue of approximately $125 million and an increase in earnings per share of approximately $.35 to $.40 per share based on our average U.S. Corrections and Detention operating margin.

Quality of Operations

We operate each facility in accordance with our company-wide policies and procedures and with the standards and guidelines required under the relevant management contract. For many facilities, the standards and guidelines include those established by the American Correctional Association, or ACA. The ACA is an independent organization of corrections professionals, which establishes correctional facility standards and guidelines that are generally acknowledged as a benchmark by governmental agencies responsible for correctional facilities. Many of our contracts in the United States require us to seek and maintain ACA accreditation of the facility. We have sought and received ACA accreditation and re-accreditation for all such facilities. We achieved a median re-accreditation score of 99.6% as of December 31, 2012. Approximately 83.1% of our

2012 U.S. Corrections & Detention revenue was derived from ACA accredited facilities for the year ended December 31, 2012. In January 2012, we also received accreditation at our Blackwater River Correctional Facility and at Hudson Correctional Facility. We have also achieved and maintained accreditation by The Joint Commission (TJC), at three of our correctional facilities and at nine of our youth services locations. We have been successful in achieving and maintaining accreditation under the National Commission on Correctional Health Care, or NCCHC, in a majority of the facilities that we currently operate. The NCCHC accreditation is a voluntary process which we have used to establish comprehensive health care policies and procedures to meet and adhere to the ACA standards. The NCCHC standards, in most cases, exceed ACA Health Care Standards and we have achieved this accreditation at six of our U.S. Corrections & Detention facilities and at two youth services locations. Additionally, BI has achieved a certification for ISO 9001:2008 for the design, production, installation and servicing of products and services produced by the Electronic Monitoring business units, including electronic home arrest and domestic violence intervention monitoring services and products, installation services, and automated caseload management services.

Business Development Overview

We intend to pursue a diversified growth strategy by winning new clients and contracts, expanding our government services portfolio and pursuing selective acquisition opportunities. Our primary potential customers include: governmental agencies responsible for local, state and federal correctional facilities in the United States; governmental agencies responsible for correctional facilities in Australia, South Africa and the United Kingdom; federal, state and local government agencies in the United States responsible for community-based services for adult and juvenile offenders; federal, state and local government agencies responsible for monitoring community-based parolees, probationers and pretrial defendants; and other foreign governmental agencies. We achieve organic growth through competitive bidding that begins with the issuance by a government agency of a request for proposal, or RFP. We primarily rely on the RFP process for organic growth in our U.S. and international corrections operations as well as in our community based re-entry services and electronic monitoring services business.

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

During 2012, we activated four new or expansion projects representing an aggregate of 2,082 additional beds compared to the activation of five new or expansion projects representing an aggregate of 3,533 beds during 2011. Internationally, we activated three new contracts during 2011, respectively, for the provision of Prison Escort and Custody Services (PECS) under our joint venture with GEOAmey.

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

Facility Design, Construction and Finance

We offer governmental agencies consultation and management services relating to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Domestically, as of December 31, 2012, we had provided services for the design and construction of approximately 50 facilities and for the redesign, renovation and expansion of approximately 43 facilities. Internationally, as of December 31, 2012, we had provided services for the design and construction of 10 facilities and for the redesign, renovation and expansion of 1 facility.

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

If the project is financed using direct governmental appropriations, with proceeds of the sale of bonds or other obligations issued prior to the award of the project, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Generally, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold; and, if such bonds or obligations are not sold, construction and therefore, management of the facility, may either be delayed until alternative financing is procured or the development of the project will be suspended or entirely canceled. If the project is self-financed by us, then financing is generally in place prior to the commencement of construction.

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

The following table sets forth the current expansion and development project at its stage of completion:

Facilities Under Construction	Additional Beds	Capacity Following Expansion/ Construction	Estimated Completion Date	Customer	Financing
Moshannon Valley, Pennsylvania	325	1,820	Q2 2013	BOP	GEO

Competitive Strengths

Leading Corrections Provider Uniquely Positioned to Offer a Continuum of Care

We are the second largest provider of privatized correctional and detention facilities worldwide, the largest provider of community-based re-entry services; youth service and electronic monitoring services in the U.S. corrections industry. We believe these leading market positions and our diverse and complimentary service offerings enable us to meet the growing demand from our clients for comprehensive services throughout the entire corrections lifecycle. Our continuum of care enables us to provide consistency and continuity in case management, which we believe results in a higher quality of care for offenders, reduces recidivism, lowers overall costs for our clients, improves public safety and facilitates successful reintegration of offenders back into society.

Attractive REIT Profile

Key characteristics of our business make us a highly attractive REIT. We believe that, fundamentally we are in a real estate intensive industry. Since our inception, we have financed and developed dozens of facilities. We have a diversified set of investment grade customers in form of government agencies which are required to pay us on time by law. We have historically experienced customer retention in excess of 90%. Our strong and predictable occupancy rates generate a stable and sustainable stream of revenue. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady predictable cash flow. The REIT structure also allows us to pursue growth opportunities due to capital intensive nature of corrections/detention business.

Large Scale Operator with National Presence

We operate the sixth largest correctional system in the U.S. by number of beds, including the federal government and all 50 states. We currently have operations in approximately 33 states and offer electronic monitoring services in every state. In addition, we have extensive experience in overall facility operations, including staff recruitment, administration, facility maintenance, food service, security, and in the supervision, treatment and education of inmates. We believe our size and breadth of service offerings enable us to generate economies of scale which maximize our efficiencies and allows us to pass along cost savings to our clients. Our national presence also positions us to bid on and develop new facilities across the U.S.

Long-Term Relationships with High-Quality Government Customers

We have developed long-term relationships with our federal, state and other governmental customers, which we believe enhance our ability to win new contracts and retain existing business. We have provided correctional and detention management services to the United States Federal Government for 26 years, the State of California for 25 years, the State of Texas for approximately 25 years, various Australian state government entities for 21 years and the State of Florida for approximately 19 years. These customers accounted for approximately 64.4% of our consolidated revenues for the fiscal year ended December 31, 2012. The acquisitions of Cornell and BI have increased our business with our three largest federal clients: the Federal Bureau of Prisons, U.S. Marshals Service and ICE.

Recurring Revenue with Strong Cash Flow

Our revenue base is derived from our long-term customer relationships, with contract renewal rates and facility occupancy rates both approximating 90% over the past five years. We have been able to expand our revenue base by continuing to reinvest our strong operating cash flow into expansionary projects and through strategic acquisitions that provide scale and further enhance our service offerings. Our consolidated revenues have grown from $976.3 million in 2007 to $1.5 billion in 2012. We expect our operating cash flow to be well in excess of our anticipated annual maintenance capital expenditure needs, which would provide s significant flexibility for growth in capital expenditures, future dividend payments in connection with our conversion to a REIT , acquisitions and/or the repayment of indebtedness.

Sizeable International Business

Our international infrastructure, which leverages our operational excellence in the U.S., allows us to aggressively target foreign opportunities that our U.S. based competitors without overseas operations may have difficulty pursuing. We currently have international operations in Australia, Canada, South Africa and the United Kingdom. Our International services business generated approximately $212 million of revenues, representing approximately 14% of our consolidated revenues, for the year ended December 31, 2012. We believe we are well positioned to continue benefiting from foreign governments’ initiatives to outsource correctional services.

Experienced, Proven Senior Management Team

Our Chief Executive Officer and the Founder, George C. Zoley, Ph.D., has led our Company for 28 years and has established a track record of growth and profitability. Under his leadership, our annual consolidated revenues from continuing operations have grown from $40.0 million in 1991 to $1.5 billion in 2012. Mr. Zoley is one of the pioneers of the industry, having developed and opened what we believe to be one of the first privatized detention facilities in the U.S. in 1986. Our Chief Financial Officer, Brian R. Evans, has been with our company for over twelve years and has led our conversion to a REIT as well as the integration of our recent acquisitions and financing activities. Our top seven senior executives have an average tenure with our company of over 10 years.

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

Pursue International Growth Opportunities

As a global provider of privatized correctional services, we are able to capitalize on opportunities to operate existing or new facilities on behalf of foreign governments. We have seen increased business development opportunities including opportunities to cross sell our expanded service offerings in recent years in the international markets in which we operate and are currently bidding on several new projects. We will continue to actively bid on new international projects in our current markets and in new markets that fit our target profile for profitability and operational risk.

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

Facilities and Day Reporting Centers

The following table summarizes certain information with respect to: (i) U.S. and international detention and corrections facilities; (ii) community-based services facilities; and (iii) residential and non-residential youth services facilities. The information in the table includes the facilities that GEO (or a subsidiary or joint venture of GEO) owned, operated under a management contract, had an agreement to provide services, had an award to manage or was in the process of constructing or expanding as of December 31, 2012:

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
Corrections & Detention — Western Region:

Adelanto ICE Processing Center East, Adelanto, CA	1,300	ICE	Federal Detention	Minimum/ Medium	May 2011	5 years	None	Own

Alhambra City Jail, Los Angeles, CA	67	Los Angeles County	City Jail	All Levels	July 2008	3 years	Two, One-year	Manage Only

Arizona State-Prison Florence West Florence, AZ	750	AZ DOC	State DUI/ RTC Correctional	Minimum	October 2002	10 years	Two, Five-year	Manage Only

Arizona State-Prison Phoenix West Phoenix, AZ	450	AZ DOC	State DWI Correctional	Minimum	July 2002	10 years	Two, Five-year	Manage Only

Aurora Detention Aurora, CO	1,532	ICE/USMS	Federal Detention	All Levels	October 2012	2 years	Four, Two-year	Own

Baldwin Park City Jail, Baldwin Park, CA	32	Los Angeles County	City Jail	All Levels	July 2003	3 years	Three, Three-year	Manage Only

Central Arizona Correctional Facility Florence, AZ	1,280	AZ DOC	State Sex Offender Correctional	Minimum/ Medium	December 2006	10 years	Two, Five- year	Manage Only

Central Valley MCCF McFarland, CA	640	Idle	—	—	—	—	—	Own

Desert View MCCF Adelanto, CA	650	Idle	—	—	—	—	—	Own

Downey City Jail Los Angeles, CA	30	Los Angeles County	City Jail	All Levels	June 2003	3 years	Three, Three-year	Manage Only

Fontana City Jail Los Angeles, CA	39	Los Angeles County	City Jail	All Levels	February 2007	5 months	Five, One-year	Manage Only

Garden Grove City Jail Los Angeles, CA	16	Los Angeles County	City Jail	All Levels	January 2010	30 months	Unlimited	Manage Only

Golden State MCCF McFarland, CA	625	CDCR	State Correctional	Medium	March 1997	10 years	One, Five- year	Own

Guadalupe County Correctional Facility Santa Rosa, NM(3)	600	NMCD	Local/State Correctional	Medium	January 1999	3 years	Two year ext, Five, one-year	Own

Hudson Correctional Facility Hudson, CO	1,250	AK DOC	State Correctional	Medium	September 2009	3 years	Seven, One-year	Lease

Lea County Correctional Facility Hobbs, NM(3)	1,200	NMCD	Local/State Correctional	Medium	September 1998	5 years	Eight, one-year	Own

Leo Chesney Community Correctional Facility Live Oak, CA	318	Idle	—	—	—	—	—	Lease

McFarland Community Correctional Facility McFarland, CA	260	Idle	—	—	—	—	—	Own

Mesa Verde Community Correctional Facility Bakersfield, CA	400	Idle	—	—	—	—	—	Own

Montebello City Jail Los Angeles, CA	25	Los Angeles County	City Jail	All Levels	January 2006	2 years	Unlimited, One-year	Manage Only

Northeast New Mexico Detention Facility Clayton, NM(3)	625	NMCD	Local/State Correctional	Medium	August 2008	5 years	Five, one-year	Manage Only

Northwest Detention Center Tacoma, WA	1,575	ICE	Federal Detention	All Levels	October 2009	1 year	Four, one-year	Own

Ontario City Jail Los Angeles, CA	40	Los Angeles County	City Jail	Any Level	September 2006	3 years	Unlimited, One-year	Manage Only

Western Region Detention Facility San Diego, CA	770	Los Angeles County	Federal Detention	Maximum	Janaury 2006	5 years	One, Five- year	Lease

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
Corrections & Detention — Central Region:

Big Spring Correctional Center Big Spring, TX	3,509	BOP	Federal Correctional	Medium	April 2007	4 years	Three, Two-year and One, six-month	Own

Central Texas Detention Facility San Antonio, TX(3)	688	USMS/ ICE	Local & Federal Detention	Minimum/ Medium	April 2009	10 years	None	Manage Only

Cleveland Correctional Center Cleveland, TX	520	TDCJ	State Correctional	Minimum	Janaury 2009	2.6 years	Two, Two-year	Manage Only

Great Plains Correctional Facility Hinton, OK	2,048	Idle	—	—	—	—	—	Own

Joe Corley Detention Facility Conroe, TX(4)	1,287	USMS/ ICE	Local Correctional	Medium	August 2008/August 2008	2 years	Unlimited, two-year	Manage Only

Karnes Correctional Center Karnes City, TX(4)	679	ICE/ USMS	Local & Federal Detention	All Levels	December 2010/May 1998	5 years/ 30 years	Unspecified	Own

Karnes Civil Detention Center Karnes City, TX(4)	600	ICE	Federal Detention	All Levels	December 2010	5 years	None	Own

Lawton Correctional Facility Lawton, OK	2,526	OK DOC	State Correctional	Medium	July 2008	1 year	Five, One-year Unlimited, Four-year	Own

Lockhart Secure Work Program Facilities Lockhart, TX	1,000	TDCJ	State Correctional	Minimum/ Medium	January 2009	2.6 years	Two, two-year	Manage Only

Maverick County Detention Facility Maverick, TX(3)	688	USMS/ BOP	Local Detention	Medium	April 2007	Month to Month	Perpetual until terminated	Manage Only

Reeves County Detention Complex R1/R2 Pecos, TX(3)	2,407	Reeves County/ BOP	Federal Correctional	Low	February 2007	10 years	One, Ten- year	Manage Only

Reeves County Detention Complex R3 Pecos, TX(3)	1,356	Reeves County/ BOP	Federal Correctional	Low	January 2007	10 years	One, Ten- year	Manage Only

Rio Grande Detention Center Laredo, TX	1,500	USMS/ OFDT	Federal Detention	Medium	October 2008	5 years	Three, Five-year	Own

South Texas Detention Complex Pearsall, TX	1,904	ICE	Federal Detention	All Levels	December 2011	11 months	Four, One-year	Own

Val Verde Correctional Facility Del Rio, TX(3)	1,407	USMS	Local & Federal Detention	All Levels	January 2001	Perpetual	N/A	Own

Corrections & Detention — Eastern Region:

Allen Correctional Center Kinder, LA	1,538	LA DOC	State Correctional	Medium/ Maximum	July 2010	10 years	None	Manage only

Blackwater River Correctional Facility Milton, FL	2,000	FL DMS	State Correctional	Medium/ close	April 2010	3 years	Two, two-year	Manage Only

Broward Transition Center Deerfield Beach, FL	700	ICE	Federal Detention	Minimum	April 2009	11 months	Four, One-year, Unlimited 6-month	Own

D. Ray James Correctional Facility Folkston, GA	2,507	BOP	Federal Detention	All Levels	October 2010	4 years	Three, two-year	Own

D. Ray James Correctional Facility Folkston, GA	340	USMS	Federal Detention	All Levels	October 2010	Perpetual	Three, two-year	Own

Indiana STOP Program Plainfield, IN	1,066	IDOC	State Correctional	Minimum	March 2011	4 years	One, four- year	Manage Only

LaSalle Detention Facility Jena, LA(3)	1,160	ICE	Federal Detention	Minimum/ Medium	July 2007	Perpetual	N/A	Own

Lawrenceville Correctional Center Lawrenceville, VA	1,536	VA DOC	State Correctional	Medium	March 2003	5 years	Ten, One-year	Manage Only

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
Moshannon Valley Correctional Center Philipsburg, PA	1,495	BOP	Federal Correctional	Medium	April 2006	36 months	Seven, One-year	Own

New Castle Correctional Facility New Castle, IN	3,094	IDOC	State Correctional	All Levels	January 2006	4 years	Two, Five-year	Manage Only

North Lake Correctional Facility Baldwin, MI	1,740	Idle	—	—	—	—	—	Own

Queens Detention Facility Jamaica, NY	222	USMS	Federal Detention	Minimum/ Medium	January 2008	2 year	Four, two-year	Own

Riverbend Correctional Facility Milledgeville, GA	1,500	GDOC	State Correctional	Medium	July 2010	Partial 1 year	Forty, One-year and one partial year	Own

Rivers Correctional Institution Winton, NC	1,450	BOP	Federal Correctional	Low	April 2013	4 years	Three, Two-year	Own

Robert A. Deyton Detention Facility Lovejoy, GA	768	USMS/ OFDT	Federal Detention	Medium	February 2008	5 years	Three, Five year	Lease

South Bay Correctional Facility South Bay, FL	1,898	DMS	State Correctional	Medium/ Close	July 2009	3 years	Unlimited, Two-year	Manage Only

Corrections & Detention — Australia:

Arthur Gorrie Correctional Centre Queensland, Australia	890	QLD DCS	State Remand Prison	High/ Maximum	January 2008	5 years	One, Five-year	Manage Only

Fulham Correctional Centre & Nalu Challenge Community Victoria, Australia	785	VIC DOJ	State Prison	Minimum/ Medium	October 1995	22 years	None	Manage Only

Junee Correctional Centre New South Wales, Australia	790	NSW	State Prison	Minimum/ Medium	April 2009	5 years	Two, Five-year	Manage Only

Parklea Correctional Centre Sydney, Australia	823	NSW	State Remand Prison	All Levels	October 2009	5 years	One, Two-year	Manage Only

Corrections & Detention — United Kingdom:

Dungavel House Immigration Removal Centre, South Lanarkshire, UK	217	UKBA	Detention Centre	Minimum	September 2011	5 years	None	Manage Only

Harmondsworth Immigration Removal Centre London, UK	620	UKBA	Detention Centre	Minimum	June 2009	3 years	None	Manage Only

Corrections & Detention — South Africa:

Kutama-Sinthumule Correctional Centre Limpopo Province, Republic of South Africa	3,024	RSA DCS	National Prison	Maximum	February 2002	25 years	None	Manage Only

Corrections & Detention — Canada:

New Brunswick Youth Centre Mirimachi, Canada(4)	N/A	PNB	Provincial Juvenile Facility	All Levels	October 1997	25 years	One, Ten-year	Manage Only

Corrections & Detention — Leased:

Delaney Hall Newark, NJ	1,200	Community Education Centers	Community Corrections	Community	May 2003	—	—	Own

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
GEO Community Services — Community Based Services:

Beaumont Transitional Treatment Center Beaumont, TX	180	TDCJ	Community Corrections	Community	September 2003	2 years	Five, Two-year and One, six-month	Own

Bronx Community Re-entry Center Bronx, NY	110	BOP	Community Corrections	Community	October 2007	2 years	Three, One-year	Lease

Cordova Center Anchorage, AK	207	AK DOC/BOP	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Own

El Monte Center El Monte, CA	61	BOP	Community Corrections	Community	March 2008	7 months	Four, one-year	Lease

Grossman Center Leavenworth, KS	150	BOP	Community Corrections	Community	October 2007	2 years	Three, one-year	Lease

Las Vegas Community Correctional Center Las Vegas, NV	124	BOP/ USPO	Community Corrections	Community	October 2010	2 years	Three, one-year	Own

Leidel Comprehensive Sanction Center Houston, TX	190	BOP/ USPO	Community Corrections	Community	January 2011	2 years	Three, one-year	Own

Marvin Gardens Center Los Angeles, CA	60	BOP	Community Corrections	Community	May 2006	2 years	Three, one-year	Lease

McCabe Center Austin, TX	113	BOP/Travis County/ USPO	Community Corrections	Community	April 2007	2 years	Three, one-year	Own

Mid Valley House Edinburg, TX	100	BOP/USPO	Community Corrections	Community	December 2008	2 years	Three, one-year	Lease

Midtown Center Anchorage, AK	32	AK DOC	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Own

Northstar Center Fairbanks, AK	143	AK DOC/BOP	Community Corrections	Community	February 2011	5 months	Four, one-year, One five- month	Lease

Oakland Center Oakland, CA	69	BOP	Community Corrections	Community	November 2008	3 years	Seven, one-year	Own

Parkview Center Anchorage, AK	112	AK DOC	Community Corrections	Community	September 2007	7 months	Four, one-year, One five- month	Own

Southeast Texas Transitional Center Houston, TX	500	TDCJ	Community Corrections	Community	September 2003	2 years	Five, two-year	Own

Salt Lake City Center Salt Lake City, UT	115	BOP/ USPO	Community Corrections	Community	June 2011/October 2009	2 years/ 2 years	Three, one-year/ Two, two-year	Lease

Seaside Center Nome, AK	50	AK DOC	Community Corrections	Community	December 2007	1 year	Five, one-year	Lease

Taylor Street Center San Francisco, CA	210	BOP/ CDCR	Community Corrections	Community	February 2006	3 years	Seven, one-year	Own

Tundra Center Bethel, AK	85	AK DOC	Community Corrections	Community	December 2006	1 year	Five, one-year	Own

GEO Community Services — Youth Services:

Residential Facilities

Abraxas Academy Morgantown, PA	214	Various	Youth Residential	Secure	2006	N/A	N/A	Own

Abraxas Center For Adolescent Females Pittsburgh, PA (6)	108	AHFS	—	—	—	—	—	Own

Abraxas I Marienville, PA	266	Various	Youth Residential	Staff Secure	1973	N/A	N/A	Own

Facility Name & Location	Capacity(1)	Primary Customer	Facility Type	Security Level	Commencement of Current Contract (2)	Base Period	Renewal Options	Manage Only Lease/ Own
Abraxas Ohio Shelby, OH	100	Various	Youth Residential	Staff Secure	1993	N/A	N/A	Own
Abraxas III, Pittsburgh, PA [6]	24	AHFS	—	—	—	—	—	Own

Abraxas Youth Center South Mountain, PA	72	PA Dept of Public Welfare	Youth Residential	Secure/ Staff Secure	1999	N/A	N/A	Lease

Contact Interventions Wauconda, IL (6)	32	AHFS	—	—	—	—	—	Own

DuPage Interventions Hinsdale, IL	36	IL DASA, Medicaid, Private	Youth Residential	Staff Secure	1999	N/A	N/A	Own

Erie Residential Programs Erie, PA	41	Various	Youth Residential	Staff Secure	1974	N/A	N/A	Own

Hector Garza Center San Antonio, TX	133	TYC	Youth Residential	Staff Secure	2003	N/A	N/A	Own

Leadership Development Program South Mountain, PA	128	Various	Youth Residential	Staff Secure	1994	N/A	N/A	Lease

Schaffner Youth Center Steelton, PA	24	Dauphin County	Youth Residential	Secure/ Staff Secure	2009	2 years	N/A	Manage Only

Southern Peaks Regional Treatment Center Canon City, CO	136	Various	Youth Residential	Staff Secure	2004	N/A	N/A	Own

Southwood Interventions Chicago, IL	128	IL DASA, City of Chicago, Medicaid	Youth Residential	Staff Secure	1999	N/A	N/A	Own

Woodridge Interventions Woodridge, IL	90	IL DASA, Medicaid	Youth Residential	Staff Secure	1999	N/A	N/A	Own

GEO Community Services — Youth Services:

Non-residential Facilities:

Abraxas Counseling Center Columbus, OH	100	Various	Youth Non- residential	Open	2008	N/A	N/A	Lease

Delaware Community-Based Programs Milford, DE	66	State of Delaware	Youth Non- residential	Open	1994	N/A	N/A	Lease

Harrisburg Community-Based Programs Harrisburg, PA	100	Dauphin or Cumberland Counties	Youth Non- residential	Open	1995	N/A	N/A	Lease

Lehigh Valley Community-Based Programs Lehigh Valley, PA	30	Lehigh and Northampton Counties	Youth Non- residential	Open	1987	N/A	N/A	Lease

Philadelphia Community-Based Programs Philadelphia, PA(6)	71	AHFS	—	—	—	—	—	Own

WorkBridge Pittsburgh, PA	600	Allegheny County	Youth Non- residential	Open	1987	N/A	N/A	Lease

York County Juvenile Drug Court Programs Harrisburg, PA	36	YCCYS	Youth Non- residential	Open	1995	N/A	N/A	Lease

The following table summarizes certain information with respect to our re-entry Day Reporting Centers, which we refer to as DRCs. The information in the table includes the DRCs that GEO (or a subsidiary or joint venture of GEO) operated under a management contract or had an agreement to provide services as of December 31 2012:

DRC Location	Number of reporting centers	Type of Customers	Commencement of current contract(s)	Base period	Renewal options	Manage only/ lease
Colorado(5)	16	State, County	Various, 2004 – 2012	Various, 1 year to 18 months	One to Four, One year	Lease

California	16	State, County	Various, 2007 – 2012	Various, 1 to 5 years	Varies	Lease

North Carolina	6	State	2012	2 years	One, Two year	Lease

New Jersey	4	State, County	2008	3 years	Two, One year	Lease

Pennsylvania	3	County	Various, 2006 – 2010	Various, 1 to 3 years	Indefinite, One year	Lease

Illinois	1	State, County	2003	5 years	One, Five year	Lease or Manage only

Kansas	1	County	2011	4 years	Four, One year	Lease

Louisiana	1	State	2010	1 year	Two, One year	Lease

Kentucky	1	County	2010	2 years	Three, One year	Lease

Georgia	1	County	2012	1 year	One, One year	Lease

New York	1	County	2010	6 months	Four, One year	Lease

Customer Legend:

Abbreviation	Customer

AZ DOC	Arizona Department of Corrections

AK DOC	Alaska Department of Corrections

BOP	Federal Bureau of Prisons

CDCR	California Department of Corrections & Rehabilitation

CO DOC	Colorado Department of Corrections

FL DMS	Florida Department of Management Services

GDOC	Georgia Department of Corrections

ICE	U.S. Immigration & Customs Enforcement

IDOC	Indiana Department of Correction

IGA	Intergovernmental Agreement

IL DASA	Illinois Department of Alcoholism and Substance Abuse

LA DOC	Louisiana Department of Corrections

LEDD	LaSalle Economic Development District

NMCD	New Mexico Corrections Department

NSW	Commissioner of Corrective Services for New South Wales

OK DOC	Oklahoma Department of Corrections

OFDT	Office of Federal Detention Trustee

PNB	Province of New Brunswick

QLD DCS	Department of Corrective Services of the State of Queensland

RSA DCS	Republic of South Africa Department of Correctional Services

TDCJ	Texas Department of Criminal Justice

TDFPS	Texas Department of Family and Protective Services

TYC	Texas Youth Commission

UKBA	United Kingdom Border Agency

USMS	United States Marshals Service

USPO	United States Probation Office

VA DOC	Virginia Department of Corrections

VIC DOJ	Department of Justice of the State of Victoria

YCCYS	York County Human Services Division, Children and Youth Services

(1)	Capacity as used in the table refers to operational capacity consisting of total beds for all facilities except for the seven Non-residential service centers under Youth Services for which we have provided service capacity which represents the number of juveniles that can be serviced daily.
(2)	For Youth Services Non-Residential Service Centers, the contract commencement date represents either the program start date or the date that the facility operations were acquired by Cornell. The service agreements under these arrangements, with the exception of Schaffner Youth Center, provide for services on an as-contracted basis and there are no guaranteed minimum populations or management contracts with specified renewal dates. These arrangements are more perpetual in nature.
(3)	GEO provides services at these facilities through various Inter-Governmental Agreements, or IGAs, through the various counties and other jurisdictions.
(4)	The contract for this facility only requires GEO to provide maintenance services.
(5)	The Colorado Day Reporting Centers provide many of the same services as the full service Day Reporting Centers, but rather than providing these services through comprehensive treatment plans dictated by the governing authority, these services are provided on a fee for service basis. Such services may be connected to government agency contracts and would be reimbursed by those agencies. Other services are offered directly to offenders allowing them to meet court-ordered requirements and paid by the offender as the service is provided.
(6)	This facility is classified as held for sale as of December 31, 2012.

Government Contracts —Terminations, Renewals and Competitive Re-bids

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

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. As such, the contracts for youth services are not considered as renewals or re-bids nor are they included in the table below. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2012, 48 of our facility management contracts representing approximately 22,000 beds are scheduled to expire on or before December 31, 2013, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 27% of our consolidated revenues for the fiscal year ended December 31, 2012. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2012, 13 of our facility management contracts representing 5.4% and $80.1 million of our fiscal year 2012 consolidated revenues are subject to competitive re-bid in 2013. The following table sets forth the number of facility management contracts that we currently believe will be subject to competitive re-bid in each of the next five years and thereafter, and the total number of beds relating to those potential competitive re-bid situations during each period:

Year	Re-bid	Total Number of Beds up for Re-bid
2013	14	2,144
2014	8	5,481
2015	20	4,545
2016	13	6,672
2017	8	8,452
Thereafter	23	22,715

Total	86	50,009

In addition to the facility management contracts subject to competitive re-bid in the table above, certain other of our management contracts are also subject to competitive re-bid including our contract to provide services to ICE under the Intensive Supervision Appearance Program which is subject to competitive re-bid in 2014. We generated revenues under this contract during the fiscal year ended December 31, 2012 of $255.6 million, or 17.3%, of our consolidated revenues.

Competition

We compete primarily on the basis of the quality and range of services we offer; our experience domestically and internationally in the design, construction, and management of privatized correctional and detention facilities; our reputation; and our pricing. We compete directly with the public sector, where governmental agencies responsible for the operation of correctional, detention, youth services, community based services and re-entry facilities are often seeking to retain projects that might otherwise be privatized. In the private sector, our U.S. Corrections & Detention and International Services business segments compete with a number of companies, including, but not limited to: Corrections Corporation of America; Management and Training Corporation; Louisiana Corrections Services, Inc.; Emerald Companies; Community Education Centers; LaSalle Southwest Corrections; Group 4 Securicor; Sodexo Justice Services (formerly Kaylx); and Serco. Our GEO Community Service business segment competes with a number of different small-to-medium sized companies, reflecting the highly fragmented nature of the youth services and community based services industry. BI’s electronic monitoring business segment competes with a number of companies, including, but not limited to: G4 Justice Services, LLC; Elmo-Tech, a 3M Company; and Pro-Tech, a 3M Company. Some of our competitors are larger and have more resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance.

Employees and Employee Training

At December 31, 2012, we had 18,733 full-time employees. Of our full-time employees, 406 were employed at our headquarters and regional offices and 18,327 were employed at facilities and international offices. We employ personnel in positions of management, administrative and clerical, security, educational services, human services, health services and general maintenance at our various locations. Approximately 2,064 and 1,818 employees are covered by collective bargaining agreements in the United States and at international offices, respectively. We believe that our relations with our employees are satisfactory.

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

We currently maintain a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Community Services’ community based services, GEO Community Services’ youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and medical professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may preventus from insuring some of its facilities to full replacement value.

With respect to our operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $45.1 million and $45.3 million as of December 31, 2012 and January 1, 2012, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

International Operations

Our international operations for fiscal years 2012, 2011 and 2010 consisted of the operations of our wholly-owned Australian subsidiaries, our wholly owned subsidiary in the United Kingdom, and South African Custodial Management Pty. Limited, our consolidated joint venture in South Africa, which we refer to as SACM. In Australia, our wholly-owned subsidiary, GEO Australia, currently manages four facilities. We operate one facility in South Africa through SACM. During Fourth Quarter 2004, we opened an office in the United Kingdom to pursue new business opportunities throughout Europe. Since June 29, 2009, GEO UK has managed the 620-bed Harmondsworth Immigration Removal Centre in London, England. In September 2011, we activated the 217-bed Dungavel House Immigration Removal Centre located near Glasgow, Scotland. See Item 7 for more discussion related to the results of our international operations. Financial information about our operations in different geographic regions appears in “Item 8. Financial Statements and Supplementary Data — Note 17 Business Segments and Geographic Information.”

Business Concentration

Except for the major customers noted in the following table, no other single customer made up greater than 10% of our consolidated revenues, excluding discontinued operations, for these years.

Customer	2012	2011	2010
Various agencies of the U.S Federal Government:	47%	40%	35%

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

Risks Related to REIT Conversion

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We intend to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ending December 31, 2013. We have received an opinion of our special REIT tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP (“Special Tax Counsel”), with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Special Tax Counsel represents only the view of Special Tax Counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Special Tax Counsel will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Special Tax Counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Special Tax Counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

We have received a favorable private letter ruling from the IRS with respect to certain issues relevant to our qualification as a REIT. Although we may generally rely upon the ruling, no assurance can be given that the IRS will not challenge our qualification as a REIT on the basis of other issues or facts outside the scope of the ruling.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Complying with the REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is currently 20% (commencing in 2013). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and will have potential deferred and contingent tax liabilities.

We may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s length basis. Any of these taxes would decrease our earnings and our available cash.

Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from a sale of assets occurring during our first ten years as a REIT, up to the amount of the built-in gain that existed on January 1, 2013, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2013. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

REIT ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to satisfy the requirements for REIT qualification, no more than 50% in value of all classes or series of our outstanding shares of stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year beginning with our 2014 taxable year. To assist us in satisfying this share ownership requirement, we intend to request our shareholders’ approval of a transaction in which our charter is amended to impose certain ownership limits on our stock. Under applicable constructive ownership rules, any shares of stock owned by certain affiliated owners generally would be added together for purposes of the common stock ownership limits, and any shares of a given class or series of preferred stock owned by certain affiliated owners generally would be added together for purposes of the ownership limit on such class or series.

If our shareholders do not approve this transaction to amend our charter, we may not be able to satisfy the REIT stock ownership limitations on a continuing basis, which could cause us to fail to qualify as a REIT.

Our significant use of TRSs may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

We have no experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

We have only been operating as a REIT since January 1, 2013. Accordingly, the experience of our senior management operating a REIT is limited. Our pre-REIT operating experience may not be sufficient to operate successfully as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

There are uncertainties relating to the special earnings and profits (“E&P”) distribution.

To qualify for taxation as a REIT, we are required to distribute to our shareholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT, which we expect will be the taxable period ending December 31, 2013. Failure to make the special E&P distribution before December 31, 2013 could result in our disqualification for taxation as a REIT. We declared and paid a special dividend during the fourth quarter of 2012 for the purposes of distributing to our shareholders our pre-REIT accumulated earnings and profits. The amount to be distributed in a special E&P distribution is a complex factual and legal determination. We currently believe and intend that our special E&P distribution paid during the fourth quarter of 2012 will satisfy the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our calculation. If the IRS finds additional amounts of pre-REIT E&P, there are procedures generally available to cure any failure to distribute all of our pre-REIT E&P.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

Our leverage and debt service obligations may materially and adversely affect us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets or to offer equity securities. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

Our leverage could have significant negative consequences on our business results, results of operations or financial condition, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our securitization transaction if an uncured default occurs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	increasing our borrowing costs;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures or REIT distributions;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;

•	limiting our ability to repurchase our common stock or make distributions to our shareholders; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

Restrictive covenants in the loan agreements for our credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

The loan agreements for our credit facilities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and could thus limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to shareholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new facility development, mergers and acquisitions or other opportunities. Further, if these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Factors Affecting Sources of Liquidity” and Note 15—Debt to our consolidated financial statements included in this Annual Report.

Distributions payable by REITs generally do not qualify for reduced tax rates.

Certain distributions payable by corporations to individuals, trusts and estates that are U.S. shareholders are currently eligible for federal income tax at a minimum rate of 15% and are scheduled to be taxed at ordinary income rates for taxable years beginning after December 31, 2012. Distributions payable by REITs, in contrast, generally are not eligible for the current reduced rates. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could reduce the demand and market price of shares of our common stock.

Risks Related to Our High Level of Indebtedness

Our significant level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We have a significant amount of indebtedness. Our total consolidated indebtedness as of December 31, 2012 was $1,351.7 million, excluding non-recourse debt of $123.5 million and capital lease obligations of $13.0 million. As of December 31, 2012, we had $61.3 million outstanding in letters of credit and $235.0 million in borrowings outstanding under the Revolver. Also as of December 31, 2012, we had the ability to borrow $203.7 million under the Revolver, after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility with respect to the incurrence of additional indebtedness.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our senior notes and our other debt and liabilities;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes including to make distributions on our common stock as currently contemplated or necessary to maintain our qualification as a REIT;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to adverse economic and industry conditions;

•	place us at a competitive disadvantage compared to competitors that may be less leveraged;

•	restrict us from pursuing strategic acquisitions or exploiting certain business opportunities; and

•	limit our ability to borrow additional funds or refinance existing indebtedness on favorable terms.

If we are unable to meet our debt service obligations, we may need to reduce capital expenditures, restructure or refinance our indebtedness, obtain additional equity financing or sell assets. We may be unable to restructure or refinance our indebtedness, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, our ability to incur additional indebtedness will be restricted by the terms of our senior credit facility, the indenture governing the 7  3/4% senior notes due 2017 (the “7  3/4% Senior Notes”) and the indenture governing the 6.625% senior notes due 2021 (the “ 6.625% Senior Notes”).

We are incurring significant indebtedness in connection with substantial ongoing capital expenditures. Capital expenditures for existing and future projects may materially strain our liquidity.

As of December 31, 2012, we were developing a number of projects that we estimate will cost approximately $151.2 million, of which $29.5 million was spent through December 31, 2012. We estimate our remaining capital requirements to be approximately $121.7 million, which we anticipate will be spent in fiscal years 2013 and 2014. Capital expenditures related to facility maintenance costs are expected to be $30 million for fiscal year 2013. We intend to finance these and future projects using our own funds, including cash on hand, cash flow from operations and borrowings under the Revolver. In addition to these current estimated capital requirements for 2013 and 2014, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements in 2013 and/or 2014 could materially increase. As of December 31, 2012, we had the ability to borrow $203.7 million under the Revolver after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. In addition, we have the ability to borrow $250 million under the accordion feature of our Senior Credit Facility subject to lender demand and prevailing market conditions and satisfying the relevant borrowing conditions thereunder. While we believe we currently have adequate borrowing capacity under our Senior Credit Facility to fund our operations and all of our committed capital expenditure projects, we may need additional borrowings or financing from other sources in order to complete potential capital expenditures related to new projects in the future. We cannot assure you that such borrowings or financing will be made available to us on satisfactory terms, or at all. In addition, the large capital commitments that these projects will require over the next 12-18 month period may materially strain our liquidity and our borrowing capacity for other purposes. Capital constraints caused by these projects may also cause us to have to entirely refinance our existing indebtedness or incur more indebtedness. Such financing may have terms less favorable than those we currently have in place, or not be available to us at all. In addition, the concurrent development of these and other large capital projects exposes us to material risks. For example, we may not complete some or all of the projects on time or on budget, which could cause us to absorb any losses associated with any delays.

Despite current indebtedness levels, we may still incur more indebtedness, which could further exacerbate the risks described above.

The terms of the indenture governing the 7  3/4% senior notes, the indenture governing the 6.625% senior notes and our Senior Credit Facility restrict our ability to incur but do not prohibit us from incurring significant additional indebtedness in the future. As of December 31, 2012, we had the ability to borrow an additional $203.7 million under the revolver portion of our Senior Credit Facility after applying the limitations and restrictions in our debt covenants and subject to our satisfying the relevant borrowing conditions under the Senior Credit Facility. We also would have had the ability to borrow an additional $250 million under the accordion feature of our senior credit facility subject to lender demand, prevailing market conditions and satisfying relevant borrowing conditions. Also, we may refinance all or a portion of our indebtedness, including borrowings under our Senior Credit Facility, the 7  3/4% Senior Notes and/or the 6.625% Senior Notes. The terms of such refinancing may be less restrictive and permit us to incur more indebtedness than we can now. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face related to our significant level of indebtedness could intensify.

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our Senior Credit Facility requires us to maintain specified financial ratios and satisfy certain financial covenants, including maintaining maximum senior secured leverage ratio and total leverage ratios, and a minimum interest coverage ratio. Some of these financial ratios become more restrictive over the life of the Senior Credit Facility. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness having even more restrictive covenants. Our failure to comply with any of the covenants under our Senior Credit Facility, the indenture governing the 7  3/4% Senior Notes and the indenture governing the 6.625% Senior Notes or any other indebtedness could prevent us from being able to draw on the Revolver, cause an event of default under such documents and result in an acceleration of all of our outstanding indebtedness. If all of our outstanding indebtedness were to be accelerated, we likely would not be able to simultaneously satisfy all of our obligations under such indebtedness, which would materially adversely affect our financial condition and results of operations.

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

Borrowings under our Senior Credit Facility bear interest at a variable rate. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We currently do not have interest rate protection agreements in place to protect against interest rate fluctuations on borrowings under our Senior Credit Facility. As of December 31, 2012 we had $562.4 million of indebtedness outstanding under our Senior Credit Facility (net of discount of $1.2 million), and a one percent increase in the interest rate applicable to the Senior Credit Facility would increase our annual interest expense by $5.6 million.

We depend on distributions from our subsidiaries to make payments on our indebtedness. These distributions may not be made.

A substantial portion of our business is conducted by our subsidiaries. Therefore, our ability to meet our payment obligations on our indebtedness is substantially dependent on the earnings of certain of our subsidiaries and the payment of funds to us by our subsidiaries as dividends, loans, advances or other payments. Our subsidiaries are separate and distinct legal entities and, unless they expressly guarantee any indebtedness of ours, they are not obligated to make funds available for payment of our indebtedness in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make any such loans, distributions or other payments to us will depend on their earnings, business results, the terms of their existing and any future indebtedness, tax considerations and legal or contractual restrictions to which they may be subject. If our subsidiaries do not make such payments to us, our ability to repay our indebtedness may be materially adversely affected. For the year ended December 31 2012, our subsidiaries accounted for 64.5% of our consolidated revenues, and as of December 31, 2012, our subsidiaries accounted for 75.5% of our total assets.

Risks Related to Our Business and Industry

From time to time, we may not have a management contract with a client to operate existing beds at a facility or new beds at a facility that we are expanding and we cannot assure you that such a contract will be obtained. Failure to obtain a management contract for these beds will subject us to carrying costs with no corresponding management revenue.

From time to time, we may not have a management contract with a client to operate existing beds or new beds at facilities that we are currently in the process of renovating and expanding. While we will always strive to work diligently with a number of different customers for the use of these beds, we cannot assure you that a contract for the beds will be secured on a timely basis, or at all. While a facility or new beds at a facility are vacant, we incur carrying costs. We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $14.4 million, including depreciation expense of $7.3 million, if the facilities remain vacant for the remainder of 2013. As of December 31, 2012, these facilities had a net book value of $240.2 million. Failure to secure a management contract for a facility or expansion project could have a material adverse impact on our financial condition, results of operations and/or cash flows. The Company reviews its facilities for impairment whenever events or changes in circumstances indicate the net book value of the facility may not be recoverable. Impairment charges taken on our facilities could require material non-cash charges to our results of operations. In addition, in order to secure a management contract for these beds, we may need to incur significant capital expenditures to renovate or further expand the facility to meet potential clients’ needs.

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

We are exposed to the risk that we may lose our facility management contracts primarily due to one of three reasons: (i) the termination by a government customer with or without cause at any time; (ii) the failure by a customer to exercise its unilateral option to renew a contract with us upon the expiration of the then current term; (iii) or our failure to win the right to continue to operate under a contract that has been competitively re-bid in a procurement process upon its termination or expiration. Our facility management contracts typically allow a contracting governmental agency to terminate a contract with or without cause at any time by giving us written notice ranging from 30 to 180 days. If government agencies were to use these provisions to terminate, or renegotiate the terms of their agreements with us, our financial condition and results of operations could be materially adversely affected.

Aside from our customers’ unilateral right to terminate our facility management contracts with them at any time for any reason, there are two points during the typical lifecycle of a contract which may result in the loss by us of a facility management contract with our customers. We refer to these points as contract “renewals” and contract “re-bids.” Many of our facility management contracts with our government customers have an initial fixed term and subsequent renewal rights for one or more additional periods at the unilateral option of the customer. Because most of our contracts for youth services do not guarantee placement or revenue, we have not considered these contracts to ever be in the renewal or re-bid stage since they are more perpetual in nature. We count each government customer’s right to renew a particular facility management contract for an additional period as a separate “renewal.” For example, a five-year initial fixed term contract with customer options to renew for five separate additional one-year periods would, if fully exercised, be counted as five separate renewals, with one renewal coming in each of the five years following the initial term. As of December 31, 2012, 48 of our facility management contracts representing approximately 22,000 beds are scheduled to expire on or before December 31, 2013, unless renewed by the customer at its sole option in certain cases, or unless renewed by mutual agreement in other cases. These contracts represented 29% of our consolidated revenues for the fiscal year ended December 31, 2012. We undertake substantial efforts to renew our facility management contracts. Our average historical facility management contract renewal rate approximates 90%. However, given their unilateral nature, we cannot assure you that our customers will in fact exercise their renewal options under existing contracts. In addition, in connection with contract renewals, either we or the contracting government agency have typically requested changes or adjustments to contractual terms. As a result, contract renewals may be made on terms that are more or less favorable to us than those in existence prior to the renewals.

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

As of December 31, 2012, thirteen of our facility management contracts representing $80.1 million (or 5.4%) of our consolidated revenues for the year ended December 31, 2012 are subject to competitive re-bid in 2013. While we are pleased with our historical win rate on competitive re-bids and are committed to continuing to bid competitively on appropriate future competitive re-bid opportunities, we cannot in fact assure you that we will prevail in future re-bid situations. Also, we cannot assure you that any competitive re-bids we win will be on terms more favorable to us than those in existence with respect to the expiring contract.

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

We have a substantial amount of goodwill and other intangible assets resulting from business acquisitions. As of December 31, 2012 we had $668.6 million of goodwill and other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by Generally Accepted Accounting Principles, or GAAP, we will evaluate this goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to our results of operations.

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

In particular, the demand for our correctional and detention facilities and services, electronic monitoring services, community-based re-entry services and monitoring and supervision services could be adversely affected by changes in existing criminal or immigration laws, crime rates in jurisdictions in which we operate, the relaxation of criminal or immigration enforcement efforts, leniency in conviction, sentencing or deportation practices, and the decriminalization of certain activities that are currently proscribed by criminal laws or the loosening of immigration laws. For example, any changes with respect to the decriminalization of drugs and controlled substances could affect the number of persons arrested, convicted, sentenced and incarcerated, thereby potentially reducing demand for correctional facilities to house them. Similarly, reductions in crime rates could lead to reductions in arrests, convictions and sentences requiring incarceration at correctional facilities. Immigration reform laws which are currently a focus for legislators and politicians at the federal, state and local level also could materially adversely impact us. Various factors outside our control could adversely impact the growth of our GEO Community Service business, including government customer resistance to the privatization of mental health or residential treatment facilities, and changes to Medicare and Medicaid reimbursement programs.

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

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, four customers accounted for 50% of our consolidated revenues for the year ended December 31, 2012. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 45.8% of our total consolidated revenues for the year ended December 31, 2012, with the Bureau of Prisons accounting for 17.0% of our total consolidated revenues for such period, ICE accounting for 17.3% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 11.4% of our total consolidated revenues for such period. Government agencies from the State of Florida accounted for 4.1% of our total consolidated revenues for the year ended January 1, 2013. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

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

State budgets continue their slow to moderate recovery. While most states anticipate revenues to increase in fiscal year 2013 compared with fiscal year 2012, several states still face budget shortfalls. According to the National Conference of State Legislatures, despite these positive trends, federal deficit reduction actions, increasing program pressures, international debt crises and the impact from recent storms will continue to challenge lawmakers as they begin their new legislative sessions. At December 31, 2012, we had eleven state correctional clients: Florida, Georgia, Alaska, Louisiana, Virginia, Indiana, Texas, Oklahoma, New Mexico, Arizona, and California. If state budgetary constraints persist or intensify, our eleven state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts with those customers on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. In addition, budgetary constraints in states that are not our current customers could prevent those states from outsourcing correctional, detention or community based service opportunities that we otherwise could have pursued.

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

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the contracting governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Any delays in payment, or the termination of a contract, could have a material adverse effect on our cash flow and financial condition, which may make it difficult to satisfy our payment obligations on our indebtedness, including the 6.625% Senior Notes, the 7  3/4% Senior Notes and the Senior Credit Facility, in a timely manner. In addition, as a result of, among other things, recent economic developments, federal, state and local governments have encountered, and may continue to encounter, unusual budgetary constraints. As a result, a number of state and local governments are under pressure to control additional spending or reduce current levels of spending which could limit or eliminate appropriations for the facilities that we operate. Additionally, as a result of these factors, we may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Budgetary limitations may also make it more difficult for us to renew our existing contracts on favorable terms or at all. Further, a number of states in which we operate are experiencing budget constraints for fiscal year 2013. We cannot assure that these constraints will not result in reductions in per diems, delays in payment for services rendered or unilateral termination of contracts.

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

For the year ended December 31, 2012, our international operations accounted for 14.3% of our consolidated revenues from continuing operations. We face risks associated with our operations outside the United States. These risks include, among others, political and economic instability, exchange rate fluctuations, taxes, duties and the laws or regulations in those foreign jurisdictions in which we operate. In the event that we experience any difficulties arising from our operations in foreign markets, our business, financial condition and results of operations may be materially adversely affected.

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

We are dependent upon the continued service of each member of our senior management team, including George C. Zoley, Ph.D., our Chairman and Chief Executive Officer, Brian R. Evans, our Chief Financial Officer, John M. Hurley, our Senior Vice President, Operations and President, U.S. Corrections & Detention, Jorge A. Dominicis, Senior Vice President, GEO Community Services, and also our other five executive officers at the Vice President level and above. The unexpected loss of Mr. Zoley, Mr. Evans or any other key member of our senior management team could materially adversely affect our business, financial condition or results of operations.

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

At December 31, 2012, approximately 21% of our workforce was covered by collective bargaining agreements and, as of such date, collective bargaining agreements with approximately 2% of our employees were set to expire in less than one year. While only approximately 21% of our workforce schedule is covered by collective bargaining agreements, increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition, or results of operations.

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

We depend on a limited number of third parties to manufacture and supply quality infrastructure components for our electronic monitoring products. If our suppliers cannot provide the components or services we require and with such quality as we expect, our ability to market and sell our electronic monitoring products and services could be harmed.

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

Providing electronic monitoring services is a relatively new line of business for us and as a result we are subject to all of the risks and uncertainties of developing a new line of business.

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

Certain segments of our business depend significantly on effective information systems. As with all companies that utilize information technology, we are vulnerable to negative impacts if information is inadvertently interrupted, delayed, compromised or lost. We routinely process, store and transmit large amounts of data for our clients. The interruption, delay or failure of our services, information systems or client data could cost us both monetarily and in terms of client good will, lost business, disruption of business, adverse impacts to our results of operations and exposure to the risks of litigation. Such interruptions, delays or failures could damage our brand and reputation. Prior to our acquisition of BI, BI experienced such an issue in October 2010 with one of its offender monitoring servers that caused the server’s automatic notification system to be temporarily disabled resulting in delayed notifications to customers when a database exceeded its data storage capacity. The issue was resolved within approximately 12 hours. We continually work to update and maintain effective information systems however, there can be no assurance that we will not experience an interruption, delay or failure of our services, information systems or client data that would adversely impact our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate offices which are located in Boca Raton, Florida, under a lease agreement which was amended in October 2011. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, we lease office space for our eastern regional office in Charlotte, North Carolina; our central regional office in San Antonio, Texas; our western regional office in Los Angeles, California; and our youth services division in Pittsburgh, Pennsylvania. As a result of the BI acquisition in February 2011, we are also currently leasing office space in Boulder, Colorado. We also lease office space in Sydney, Australia, in Sandton, South Africa, and in Berkshire, England, through our overseas affiliates to support our Australian, South African, and UK operations, respectively. We consider our office space adequate for our current operations.

See the Facilities listing under Item 1 for a list of the correctional, detention and re-entry properties we own or lease in connection with our operations. In addition to the properties listed under Item 1, we also lease 39 ISAP service centers, 23 electronic monitoring field offices and an electronic monitoring call center in Anderson, Indiana. We consider our correctional, detention and re-entry properties, our field offices and our electronic monitoring call center adequate for our current and planned levels of operations.

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

In June 2004, we received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by our Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against us in the Supreme Court of the

Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.7 million based on exchange rates as of December 31, 2012, plus interest. The pre-judgment interest rate in Australia is currently 7.5% per annum. We believe that we have several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend our rights with respect to this matter. We have established a reserve based on our estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. The accrued reserve assumes a financial settlement of this litigation which would not require payment of pre-judgment interest. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and our preliminary review of the claim and related reserve for loss, we believe that, if settled unfavorably, this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We are uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. Except as otherwise disclosed above, we do not expect the outcome of any pending claims or legal proceedings to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “GEO.” The following table shows the high and low prices for our common stock, as reported by the New York Stock Exchange, for each of the four quarters of fiscal years 2012 and 2011. The prices shown have been rounded to the nearest $1/100. The approximate number of shareholders of record as of February 27, 2013 is 341.

	2012		2011
Quarter	High	Low	High	Low
First	$19.36	$16.56	$26.31	$22.66
Second	22.91	18.77	26.95	22.41
Third	28.19	22.00	24.28	18.20
Fourth	32.36	26.38	19.31	16.40

On July 14, 2011, the Company announced that our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The stock repurchase program was funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program also allowed for repurchases from time to time from executive officers or directors of vested restricted stock. The stock repurchase program did not obligate us to purchase any specific amount of our common stock. During the fiscal year ended December 31, 2012, we purchased 297,741 shares of our common stock at a cost of $8.7 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. All of the shares repurchased during the fiscal year ended December 31, 2012 were from executive officers, directors and certain senior employees and were deposited into treasury and retained for future use. The stock repurchase program expired on December 31, 2012.

The following table presents information related to repurchases of our common stock made during the quarter ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2012 – October 31, 2012	—	—	—	$25,015,686
November 1, 2012 – November 30, 2012	—	$—	—	$25,015,686
December 1, 2012 – December 31, 2012	297,741	$29.12	—	$—

In February 2012, the Board of Directors adopted a dividend policy. On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record as of August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million. On October 31, 2012, the Board of Directors declared a cash dividend of $.20 per share to shareholders of record as of November 16, 2012 which was paid on November 30, 2012 for a total of $12.3 million.

A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation and must make one or more distributions to shareholders that equal or exceed these accumulated amounts. On December 6, 2012, we announced the declaration by the Board of Directors of a special dividend of accumulated earnings and profits to shareholders of record as of December 12, 2012, with each shareholder having the right to elect cash or shares of common stock, except that we limited the amount of cash payable to the amount of cash paid pursuant to a lottery procedure plus 20% of the total dividend amount remaining after the lottery. The special dividend, amounting to $352.2 million, or $5.68 per share of common stock, was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to the special dividend, we issued 9,688,568 shares of common stock and paid cash of $77.8 million. The amount of the stock portion of the Special Dividend included in the accompanying consolidated statements of shareholders’ equity was based on the average opening price per share of the Company’s common stock.

As a REIT, the Company will be required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRS and other factors that the Company’s Board of Directors may deem relevant.

In connection with the Company’s conversion to a REIT, on January 17, 2013 the Board declared a quarterly cash dividend of $0.50 per share of common stock, which will be paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013.

The Company did not pay any cash dividends on its common stock during fiscal years 2011 or 2010.

In addition to these factors, the indenture governing our 7  3/4% Senior Notes, the indenture governing our 6.625% Senior Notes and our Senior Credit Facility also place material restrictions on our ability to pay dividends. See the Liquidity and Capital Resources section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15-Debt in “Item 8 — Financial Statements and Supplementary Data”, for further description of these restrictions. We believe we have the ability to continue to fund our working capital, our debt service requirements, and our maintenance and growth capital expenditure requirements, while maintaining sufficient liquidity for other corporate purposes.

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

Comparison of Five-Year Cumulative Total Return*

The GEO Group, Inc., Russell 2000, and

S&P 500 Commercial Services and Supplies

and Wilshire 5000 Equity Indexes

(Performance through December 31, 2012)

Date	The GEO Group, Inc.	Russell 2000**	S&P 500 Commercial Services and Supplies	Wilshire 5000 Equity
December 31, 2007	$100.00	$100.00	$100.00	$100.00
December 31, 2008	$64.40	$65.20	$70.82	$62.66
December 31, 2009	$78.13	$81.64	$77.93	$81.09
December 31, 2010	$88.07	$102.30	$84.75	$95.59
December 31, 2011	$59.83	$96.72	$79.21	$96.15
December 31, 2012	$102.25	$110.88	$87.08	$111.65

Assumes $100 invested on December 31, 2007 in our common stock and the Index companies.

*	Total return assumes reinvestment of dividends.
**	In the future, the peer group against which the performance of our common stock is compared will no longer include Wilshire 5000 Equity. We will replace this index with Russell 2000 as we have determined the performance of the small cap companies included in the Russell 2000 index are a better performance benchmark and provide a better comparison to our Company than the Wilshire 5000 Equity Index. The Russell 2000 Index measures the performance of small cap companies in the U.S. whereas the Wilshire 5000 Index measures the performance of most publicly traded companies (small cap, mid cap and large cap), except Bulletin Board/penny stock and stocks of extremely small companies.Our common stock is a member of the Russell 2000.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements (in thousands, except per share and operational data).

Fiscal Year Ended:(1)	2012	2011	2010	2009	2008
Results of Continuing Operations:
Revenues	$1,479,062	$1,407,172	$1,084,592	$976,504	$885,840
Operating income from continuing operations	184,353	179,599	126,902	123,348	104,368
Income from continuing operations	$144,558	$69,644	$54,371	$58,890	$55,396

Income from continuing operations per common share attributable to The GEO Group, Inc.:
Basic:	$2.39	$1.12	$0.99	$1.15	$1.09

Diluted:	$2.37	$1.11	$0.98	$1.13	$1.06

Weighted Average Shares Outstanding:
Basic	60,934	63,425	55,379	50,879	50,539
Diluted	61,265	63,740	55,989	51,922	51,830
Cash and Stock Dividends Per Common Share:
Quarterly Cash Dividends	$.40	—	—	—	—
Special Dividend-Cash and Stock(3)	$5.68	—	—	—	—
Financial Condition:
Current assets	$337,183	$459,329	$422,084	$279,634	$281,920
Current liabilities	259,871	288,818	267,287	177,448	185,926
Total assets	2,839,194	3,049,923	2,412,373	1,447,818	1,288,621
Long-term debt, including current portion (excluding non-recourse debt and capital leases)	1,351,697	1,338,384	807,837	457,538	382,126
Total Shareholders’ equity	$1,047,304	$1,038,521	$1,039,490	$665,098	$579,597
Operational Data:
Facilities in operation(4)	87	90	98	50	53
Operational capacity of contracts(4)	65,949	65,787	70,552	49,388	48,402
Compensated mandays(2)	20,476,153	19,884,802	17,203,880	15,888,828	14,688,262

(1)	Effective December 31, 2012, we changed to a calendar year from a fiscal year. For fiscal 2012, the period began on January 2, 2012 and ended on December 31, 2012. For fiscal years 2008 through 2011, our fiscal year ended on the Sunday closest to the calendar year end. The fiscal year end for 2009 contained 53 weeks. The fiscal year ends for 2008, 2010 and 2011 contained 52 weeks.
(2)	Compensated mandays are calculated as follows: (a) for per diem rate facilities — the number of beds occupied by residents on a daily basis during the fiscal year; and (b) for fixed rate facilities — the capacity of the facility multiplied by the number of days the facility was in operation during the fiscal year.
(3)	Special Dividend paid on December 31, 2012 – Refer to Note 3 – Shareholders’ Equity of Notes to Consolidated Financial Statements in this Form 10-K.
(4)	Excludes idle facilities and assets held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a leading provider of government-outsourced services specializing in the management of correctional, detention and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and community based re-entry facilities. We offer counseling, education and/ or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. As of December 31, 2012, our worldwide operations included the ownership, leasing and management of approximately 73,000 beds at 100 correctional, detention and residential facilities, including idle facilities and projects under development, and also included the provision of monitoring services, tracking approximately 70,000 offenders on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states. Our correctional and detention management services involve the provision of security, administrative, rehabilitation, education, and food services, primarily at adult male correctional and detention facilities. Our community-based services, operated through our GEO Community Services business segment, involve supervision of adult parolees and probationers and the provision of temporary housing, programming, employment assistance and other services with the intention of the successful reintegration of residents into the community. Our youth services division, operated through the GEO Community Services business segment, include residential, detention and shelter care and community based services along with rehabilitative, and educational programs. Our monitoring services, operated through the GEO Community Services business segment, provide our governmental clients with innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants; including services to ICE for the provision of services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities, using our project development experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically, and in the United Kingdom, our joint venture GEOAmey is responsible for providing prisoner escort and custody services in the United Kingdom, including all of Wales and all of England except London and East of England. For the fiscal years ended December 31, 2012 and January 1, 2012, we had consolidated revenues of $1.5 billion and $1.4 billion, respectively, and we maintained an average company wide facility occupancy rate of 95.7% including 65,949 active beds and excluding 6,056 idle beds marketed to potential customers for the year ended December 31, 2012, and 94.6% including 65,787 active beds and excluding 7,681 idle beds marketed to potential customers for the year ended January 1, 2012.

REIT Conversion and Divestiture of RTS

In the first half of 2012 we engaged legal and financial advisors to assist our board of directors (the “Board”) with the comprehensive review of a potential REIT conversion. In July 2012, we submitted a request to the United States Internal Revenue Service (the “IRS”) for a private letter ruling (“PLR”) to determine whether we would qualify to convert into a REIT. In December 2012, we announced that the Board, following a thorough and careful consideration of ways to maximize shareholder value through alternative financing, capital and other strategies, unanimously authorized us to take all necessary steps, including the divestiture of certain health care assets to position ourselves to operate in compliance with the REIT rules beginning January 1, 2013. On January 17, 2013, we received a favorable Private Letter Ruling from the IRS with respect to certain issues relevant to our qualification as a REIT.

During the fourth quarter of 2012, we reorganized our operations and moved non-real estate components into taxable REIT Subsidiaries (“TRS’s). Through the TRS structure, a portion of our businesses, which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

Applicable REIT rules substantially restrict the ability of REITs to own health care facilities. As a result, in order to achieve and preserve REIT status, on December 31, 2012, the Company completed the divestiture of all of its residential health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). Under our wholly-owned subsidiaries, GEO Care LLC and GEO Group Australia Pty. Ltd., we held 6 managed-only health care facility contracts, totaling 1,970 beds, and provided correctional mental health services for the Palm Beach County, Florida jail system as well as correctional health care services in publicly-operated prisons in the State of Victoria, Australia. The operating results of RTS and the loss on disposal have been classified in discontinued operations. Refer to Note 2—Discontinued Operations of the “Notes to Consolidated Financial Statements” included in this

Form 10-K.

A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation and must make one or more distributions to shareholders that equal or exceed these accumulated amounts. On December 6, 2012, we announced the declaration by our Board of a special dividend of accumulated earnings and profits on our shares of common stock, par value $0.01, payable in either common stock or cash to, and at the election of, the shareholders of record as of December 12, 2012. The Special Dividend, amounted to an aggregate of $352.2 million, or $5.68 per share of common stock, and was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to the Special Dividend terms, we issued 9,688,568 shares of common stock and paid cash of $77.8 million.

As a REIT, we will be required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). We intend to commence paying regular distributions in 2013. On January 17, 2013, the Board declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which will be paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, limitations on our ability to fund distributions using cash generated through our TRS and other factors that our Board may deem relevant.

Change of Segment Name from GEO Care to GEO Community Services

Our GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and BI. The GEO Care reporting segment was renamed GEO Community Services concurrent with the divestiture of our Residential Treatment Services operating segment as more fully disclosed below. All current and prior year financial position and results of operations amounts presented for this segment are referred to as GEO Community Services. Refer to Note 2—Discontinued Operations of the “Notes to Consolidated Financial Statements” included in this Form 10-K for additional information.

The financial position and results of operations of the Residential Treatment Services operating segment are classified as discontinued operations for the current and prior years presented.

Critical Accounting Policies

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our Board, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate, as applicable. A limited number of our contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 1% of our consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes our ability to achieve certain contractual benchmarks relative to the quality of service we provide, non-occurrence of certain disruptive events, effectiveness of our quality control programs and our responsiveness to customer requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, we are a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. We have not recorded any revenue that is at risk due to future performance contingencies.

Construction revenues are recognized from our contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, we act as the primary developer and subcontract with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which we determine that such losses and changes are probable. Typically, we enter into fixed price contracts and do not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if we believe that it is not probable that the costs will be recovered through a change in the contract price. If we believe that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the fiscal years ended December 31, 2012, January 1, 2012, and January 2, 2011, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, we are exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, we record our construction revenue on a gross basis and include the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where we provide project development services to our clients in addition to standard management services, we follow revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where we provide these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. During the fiscal year ended January 1, 2012 we implemented ASU No. 2009-13 which provides amendments to revenue recognition criteria for separating consideration in multiple element arrangements. The implementation of this standard in the fiscal year ended January 1, 2012 did not have a material impact on our financial position, results of operations and cash flows. The amendments, among other things, establish the selling price of a deliverable, replace the term fair value with selling price and eliminate the residual method such that consideration can be allocated to the deliverables using the relative selling price method based on our specific assumptions. As a result of the BI Acquisition, we also periodically sell our monitoring equipment and other services together in multiple-element arrangements. In such cases, we allocate revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price we charge when the elements are sold on a stand alone basis.

Reserves for Insurance Losses

The nature of our business exposes us to various types of third-party legal claims, including, but not limited to, civil rights claims relating to conditions of confinement and/or mistreatment, sexual misconduct claims brought by prisoners or detainees, product liability claims, intellectual property infringement claims, claims relating to employment matters (including, but not limited to, employment discrimination claims, union grievances and wage and hour claims), property loss claims, environmental claims, automobile liability claims, contractual claims and claims for personal injury or other damages resulting from contact with our facilities, programs, electronic monitoring products, personnel or prisoners, including damages arising from a prisoner’s escape or from a disturbance or riot at a facility. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain a broad program of insurance coverage for these general types of claims, except for claims relating to employment matters, for which we carry no insurance. There can be no assurance that our insurance coverage will be adequate to cover all claims to which we may be exposed. It is our general practice to bring merged or acquired companies into our corporate master policies in order to take advantage of certain economies of scale.

We currently maintain a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Community Services’ community based services, GEO Community Services’ youth services and BI. We have a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. We are uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, we carry substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and medical professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of our facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa, the United Kingdom and Australia, we utilize a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect us. In addition to these policies, our Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, our most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $45.1 million and $45.3 million as of December 31, 2012 and January 1, 2012, respectively and are included in accrued expenses in the accompanying balance sheets. We use statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as historical frequency and severity of claims at each of our facilities, claim development, payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. We also may experience variability between our estimates and the actual settlement due to limitations inherent in the estimation process, including our ability to estimate costs of processing and settling claims in a timely manner as well as our ability to accurately estimate our exposure at the onset of a claim. Because we have high deductible insurance policies, the amount of our insurance expense is dependent on our ability to control our claims experience. If actual losses related to insurance claims significantly differ from our estimates, our financial condition, results of operations and cash flows could be materially adversely impacted.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, we have reversed certain deferred tax assets and liabilities related to its REIT activities (Refer to Note 18- Income Taxes in Part II, Item 8 of this Form 10-K). Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, we do not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset our taxable income. Since we do not expect to pay taxes on our REIT taxable income we do not expect to be able to recognize such net deferred tax assets and liabilities.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of the our deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which we operate, estimates of future taxable income and the character of such taxable income.

Additionally, we must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the our assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of our operations and our effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We have not made any significant changes to the way we accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements, with the exception of the reversal of certain deferred tax assets and liabilities related to our REIT conversion. Based on our estimate of future earnings and our favorable earnings history, we currently expect full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by us may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. To the extent that the provision for income taxes increases/decreases by 1% of income before income taxes, equity in earnings of affiliate, discontinued operations and consolidated income from continuing operations would have decreased/increased by $1.0 million, $1.1 million and $0.09 million, respectively, for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. We have not made any changes in estimates during the fiscal years ended December 31, 2012 or January 1, 2012. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Assets Held for Sale

As of December 31, 2012, we had classified four facilities as held for sale in the consolidated balance sheet. We classify a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We record assets held for sale at the lower of cost or estimated fair value and estimate fair value by using third party appraisers or other valuation techniques. We do not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

Asset Impairments

We had property and equipment of $1.7 billion as of December 31, 2012 and January 1, 2012 including approximately 6,000 vacant beds at seven idle facilities with a carrying value of $240.2 million which are being marketed to potential customers as of December 31, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract or a significant decrease in inmate population. If impairment indicators are present, we perform a recoverability test to determine whether or not an impairment loss should be measured.

We test idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, we group assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. Our sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. We also factor in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. We perform the impairment analyses on an annual basis for each of the idle facilities and update each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause us to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in our most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact our ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities that we own, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of our idle facilities, at amounts that are less than their carrying value could also cause us to reconsider the assumptions used in the most recent impairment analysis. We have identified marketing prospects to utilize each of the remaining currently idled facilities and do not see any catalysts that would result in a current impairment. However, we can provide no assurance that we will be able to secure management contracts to utilize our idle facilities, or that we will not incur impairment charges in the future. In all cases, the projected undiscounted cash flows in our analysis as of December 31, 2012 substantially exceeded the carrying amounts of each facility.

Our evaluations also take into consideration historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods our currently idle facilities have been idle. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones we are currently experiencing. As a result of its analyses, we determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values with the exception of one of our idle facilities in Brush, Colorado which was written down by $2.4 million in the fourth quarter of fiscal year 2012. This facility was written down to its land value as we had exhausted all avenues to market the facility.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on our customers’ demand for prison beds in the short term which has led to our decision to idle certain facilities, we believe the long-term trends favor an increase in the utilization of our idle correctional facilities. This belief is also based on our experience in operating in recessionary environments and based on our experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.

Discontinued Operations

We report the results of operations of a component of an entity that either has been disposed of or is classified as held for sale or where the management contracts with that component have terminated either by expiration or otherwise in discontinued operations. We present such events as discontinued operations so long as the financial results can be clearly identified, the future operations and cash flows are completely eliminated from ongoing operations, and so long as we do not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

When a component of an entity has been disposed of or classified as held for sale or a management contract is terminated, we look at our overall relationship with the customer. If the operations or cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the transaction and the entity will not have significant continuing involvement in the operations of the component after the transaction, the results of operations of the component of an entity are reported in discontinued operations. If we will continue to maintain a relationship generating significant cash flows and having continuing involvement with the customer, the disposal, the asset held for sale classification or the loss of the management contract(s) is not treated as discontinued operations. If the disposal, the asset held for sale classification or the loss of the management contract(s) results in a loss in the overall customer relationship as no future significant cash flows will be generated and we will have no continuing involvement with the customer, the results are classified in discontinued operations.

Recent Accounting Pronouncements

The following accounting standards have an implementation date subsequent to the fiscal year ended December 31, 2012 and as such, have not yet been adopted by us during the fiscal year ended December 31, 2012:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles, Goodwill and Other, which is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of facts and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the carrying amount in accordance with Subtopic 350-30. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements accompanying this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors” and those included in other portions of this report.

The discussion of our results of operations below excludes the results of discontinued operations reported in 2012, 2011 and 2010. Refer to Note 2—Discontinued Operations of the “Notes to Consolidated Financial Statements” included in this Form 10-K for additional information.

In connection with our conversion to a REIT, we changed our fiscal year to a calendar year and changed our fiscal quarters to coincide with each calendar quarter. For the purposes of the discussion below, “2012” means the period from January 2, 2012 through December 31, 2012, “2011” means the 52 week fiscal year ended January 1, 2012, and “2010” means the 52 week fiscal year ended January 2, 2011. Our fiscal quarters in the fiscal years discussed below are referred to as “First Quarter,” “Second Quarter,” “Third Quarter” and “Fourth Quarter.”

2012 versus 2011

Revenues

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$975,445	66.0%	$925,695	65.8%	$49,750	5.4%
GEO Community Services	291,891	19.7%	280,080	19.9%	11,811	4.2%
International Services	211,726	14.3%	201,397	14.3%	10,329	5.1%

Total	$1,479,062	100.0%	$1,407,172	100.0%	$71,890	5.1%

U.S. Corrections & Detention

Revenues increased in 2012 as compared to 2011 primarily due to aggregate increases of $55.6 million due to the activation and intake of inmates at Adelanto East, Riverbend and Karnes. We also experienced aggregate increases in revenues of $37.5 million at certain of our facilities primarily due to net increases in population, transportation services and/or rates, including the expansion of New Castle in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $44.0 million due to contract terminations and other decreases primarily related to lower populations at some facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 16.6 million in 2012 as compared to 16.1 million in 2011. We experienced an aggregate net increase of approximately 500,000 mandays as a result of our new contracts discussed above and also as a result of population increases at certain facilities. These increases were partially offset by decreases resulting from contract terminations. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.3% and 95.6% of capacity in 2012 and 2011, respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in 2012 as compared to 2011 is primarily attributable to a full year of revenues generated by BI in 2012 compared to approximately ten and a half months of revenues in 2011 which contributed to an increase of $16.9 million. We also experienced a net increase in revenues of $5.1 million at certain of our facilities primarily due to increases in population and/or rates. These increases were partially offset by a decrease in revenues of $10.2 million related to our terminated contracts.

International Services

Revenues for our International Services segment during 2012 increased by $10.3 million over 2011 primarily due to the following factors: (i) aggregate increases at our Australian subsidiary of $7.8 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts; (ii) aggregate increases at our South African subsidiary of $1.4 million primarily due to increases in the inflationary index; and (iii) an increase of $7.3 million due to the provision of additional services at Harmondsworth and the assumption of operations at Dungavel on September 25, 2011. These increases were partially offset by decreases of $2.7 million as a result of foreign exchange rate fluctuations and a decrease of $4.0 million in revenues due to the termination of the management contracts for the operation of Campsfield House Immigration Removal Centre (“Campsfield House”).

Operating Expenses

	2012	% of Segment Revenues	2011	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$690,155	70.8%	$655,082	70.8%	$35,073	5.4%
GEO Community Services	199,752	68.4%	194,539	69.5%	5,213	2.7%
International Services	199,325	94.1%	186,389	92.5%	12,936	6.9%

Total	$1,089,232	73.6%	$1,036,010	73.6%	$53,222	5.1%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO Community Services facilities and expenses incurred on our Facility Construction and Design segment, except that there were no significant expenses incurred in such segment for 2012 and 2011.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at Adelanto East, Riverbend and Karnes which contributed an aggregate increase to operating expenses of $42.6 million, and (ii) increases of $28.7 million at certain of our facilities primarily related to net population increases, higher levels of required staffing and additional medical costs. We also donated one of our facilities during the Fourth Quarter 2012 which resulted in an increase of $2.8 million. These increases were partially offset by aggregate decreases in operating expenses of $30.0 million due to contract terminations. In addition, operating expenses decreased by $9.7 million in 2012 due to net operating tax refunds received, not related to income taxes, for certain previously disputed tax claims in various jurisdictions.

GEO Community Services

Operating expenses for GEO Community Services increased $5.2 million during 2012 from 2011 primarily due to BI, which was operating for a full year during 2012 compared to a partial year during 2011 as BI was acquired in February 2011. These increases were partially offset by a decrease in operating expenses for terminated contracts. During 2012, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from our acquisition of BI.

International Services

Operating expenses for our International Services segment during 2012 increased $12.9 million over the prior year due to: (i) an increase in operating expenses at our Australian and South African subsidiaries of $7.2 million related to increases in population and additional services provided at certain of those facilities; and (ii) a net increase of $8.4 million in operating expenses in the United Kingdom primarily due to the opening of Dungavel on September 25, 2011, partially offset by the termination of our contract for the management of Campsfield House effective in May 2011, and an increase in international bid costs incurred during 2012. These net increases were partially offset by a decrease of $2.7 million as a result of foreign exchange rate fluctuations.

Depreciation and Amortization

	2012	% of Segment Revenue	2011	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$62,587	6.4%	$55,208	6.0%	$7,379	13.4%
GEO Community Services	26,738	9.2%	24,271	8.7%	2,467	10.2%
International Services	2,360	1.1%	2,069	1.0%	291	14.1%

Total	$91,685	6.2%	$81,548	5.8%	$10,137	12.4%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $7.4 million in 2012 compared to 2011 primarily as a result of the completion of construction projects in 2011 and 2012.

GEO Community Services

The increase in depreciation and amortization expense for GEO Community Services in 2012 compared to 2011 is primarily due to an increase in monitoring and other equipment at BI in 2012 related to certain contract wins and amortization of BI intangible assets. As BI was acquired in February 2011, 2011 does not include a full year of depreciation and amortization expense for BI.

International Services

Depreciation and amortization expense increased slightly in 2012 over 2011 primarily due to increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates. These increases were partially offset by a decrease in depreciation expense due to the termination of our Campsfield House management contract effective May 2011.

Other Unallocated Operating Expenses

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$113,792	7.7%	$110,015	7.8%	$3,777	3.4%

General and administrative expenses comprise substantially all of our other unallocated operating expenses including primarily corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in 2012 compared to 2011 was due to REIT conversion related expenses and transaction costs related to the acquisition of MCF, offset by start-up costs incurred in 2011 in connection with the acquisition costs of BI and start-up costs incurred in 2011 for our joint venture in the United Kingdom.

Non Operating Income and Expense

Interest Income and Interest Expense

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$6,716	0.5%	$7,032	0.5%	$(316)	(4.5)%
Interest Expense	$82,189	5.6%	$75,378	5.4%	$6,811	9.0%

The majority of our interest income generated in 2012 and 2011 is from the cash balances at our foreign subsidiaries.

The increase in interest expense of $6.8 million is attributable to more indebtedness outstanding in 2012 compared to 2011. We incurred $2.2 million in additional interest expense during 2012 due to the issuance of our 6.625% Senior Notes in February 2011. We also incurred aggregate increases in interest expense of $5.3 million due to greater outstanding borrowings under our Senior Credit Facility and due to the issuance of non-recourse debt by our wholly owned subsidiary in December 2011. We also had a reduction in capitalized interest in 2012 of $1.8 million due to the completion of the Karnes and Adelanto projects in the first half of 2012. These increases were partially offset by decreases in interest expense aggregating $2.3 million primarily due to lower outstanding borrowings on certain of our other non-recourse debt.

Loss on Early Extinguishment of Debt

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Loss on Early Extinguishment of Debt	$8,462	0.6%	$—	—	$8,462	100.0%

The loss on early extinguishment of debt in 2012 was the result of our early redemption of the MCF bonds and consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Income Tax Provision (Benefit)

	2012	Effective Rate	2011	Effective Rate
	(Dollars in thousands)
Income Tax Provision (Benefit)	$(40,562)	(40.4)%	$43,172	38.8%

The effective tax rate for 2012 was (40.4)% and includes certain items related to the REIT conversion that had an overall favorable impact on the effective tax rate. Without these items our effective tax rate would have been 38.3% The effective tax rate for the same period in the prior year was 38.8% which included certain favorable one-time items. Excluding these one-time items, the effective tax rate for the same period in the prior year would have been 38.2%.

Equity in Earnings of Affiliates

	2012	% of Revenue	2011	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$3,578	0.2%	$1,563	0.1%	$2,015	128.9%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates due to an increase in net earnings from SACS of $1.4 million, and a decreased net loss of $0.7 million from the operations of GEOAmey, which began operating in August 2011.

2011 versus 2010

Revenues

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$925,695	65.8%	$805,857	74.3%	$119,838	14.9%
GEO Community Services	280,080	19.9%	76,913	7.1%	203,167	264.2%
International Services	201,397	14.3%	178,567	16.5%	22,830	12.8%
Facility Construction & Design	—	—	23,255	2.1%	(23,255)	—

Total	$1,407,172	100.0%	$1,084,592	100.0%	$322,580	29.7%

U.S. Corrections & Detention

The increase in revenues for U.S. Corrections & Detention in 2011 compared to 2010 is due to several factors including primarily: (i) aggregate increases in revenues of $30.5 million from Blackwater River Correctional Facility (“Blackwater River”) located in Milton, Florida which we completed the construction and began intake of inmates in October 2010, Indiana Short Term Offender Program (“STOP”) in Plainfield, Indiana which began operations in March 2011, and Adelanto Processing Center East (“Adelanto East”) which began operations in August 2011; (ii) an increase of revenue of $43.1 million due to the October 2010 activation of D. Ray James Correctional Facility (“D. Ray James”) located in Folkston, Georgia; (iii) aggregate increases of $9.4 million at Maverick County Detention Facility (“Maverick”) located in Maverick, Texas, LaSalle Detention Facility (“LaSalle”) located in Jena, Louisiana and Val Verde Correctional Facility (“Val Verde”) located in Del Rio, Texas due to increases in population; (iv) aggregate increases of $6.9 million due to population increases and/ or changes in contractual rates at Western Region Detention Facility (“Western Region”) located in San Diego, California, Aurora ICE Processing Center (“Aurora”) located in Aurora, Colorado and South Texas Detention Complex (“STDC”) located in Pearsall, Texas; (v) an increase of $2.4 million in revenues due to the opening of North Lake Correctional Facility (“North Lake”) located in Baldwin, Michigan which began operations in May 2011 and was terminated effective October 2011; and (vi) aggregate net increases due to a full year of operations at other facilities acquired from Cornell of $80.6 million. These increases were partially offset by aggregate decreases of $46.8 million due to our terminated contracts.

The number of compensated mandays in U.S. Corrections & Detention facilities increased by 2.0 million to 16.1 million mandays in 2011 from 14.1 million mandays in 2010. We experienced an increase of 1.5 million mandays due to the activations of Blackwater River, D. Ray James and STOP; a net increase of 1.4 million mandays due to the full year of operations at other facilities acquired from Cornell and net increases of 0.3 million mandays at the remaining facilities. These increases were offset by a decrease of 1.2 million mandays related to the terminated contracts previously discussed. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity, excluding idle facilities. The average occupancy in our U.S. Corrections & Detention facilities was 95.6% of capacity in 2011, excluding idle facilities. The average occupancy in our U.S. Corrections & Detention facilities was 94.3% in 2010 excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in 2011 compared to 2010 is attributable to several factors including primarily: (i) aggregate net increases of $93.0 million due to the facilities acquired from Cornell in August 2010; and (ii) an increase in revenues due to our acquisition of BI for monitoring services, which contributed an increase of $86.9 million, and for services provided at our Day Reporting Centers, which contributed $26.3 million in additional revenues. These increases were partially offset by a decrease of $3.4 million due to the termination of our management contract at Brooklyn Community Re-entry Center in July 2011.

International Services

Revenues for our International Services segment increased significantly in 2011 compared to 2010 due to several factors including primarily we experienced an increase in revenues of $17.8 million due to fluctuations in foreign exchange rates primarily between the Australian dollar and the US dollar. Our Australian subsidiary experienced aggregate increases of $4.9 million due to population increases, contractual increases related to the inflationary index and to additional services provided under its management contracts. Our subsidiary in South Africa experienced increases of $1.9 million primarily due to increases in the inflationary index. During 2011, our subsidiary in the United Kingdom experienced aggregate increases of $5.0 million due to: (i) the commencement of operations at the 217-bed Dungavel Immigration Removal Centre (“Dungavel”) located near Glasgow, Scotland, (ii) the full year of operations of the 360-bed expansion at Harmondsworth Immigration Removal Centre (“Harmondsworth”) located in London, England; and (iii) contractual increases and additional services provided at Harmondsworth. These increases were partially offset by an aggregate decrease of $6.7 million in revenues due to the termination of the management contracts for the operation of Campsfield House Immigration Removal Centre (“Campsfield House”) and Melbourne Custody Centre (“Melbourne”).

Facility Construction & Design

The decrease in revenues from the Facility Construction & Design segment of $23.3 million in 2011 is primarily due to the completion of Blackwater River which was completed and activated in October 2010.

Operating Expenses

	2011	% of Segment Revenues	2010	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$655,082	70.8%	$567,603	70.4%	$87,479	15.4%
GEO Community Services	194,539	69.5%	57,790	75.1%	136,749	236.6%
International Services	186,389	92.5%	165,501	92.7%	20,888	12.6%
Facility Construction & Design	—	—	20,873	89.8%	(20,873)	—

Total	$1,036,010	73.6%	$811,767	74.8%	$224,243	27.6%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and GEO community services facilities and expenses incurred in our Facility Construction & Design segment.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention is due to several factors including primarily: (i) aggregate increases of $53.0 million in operating expenses due to the activation of the management contracts at Blackwater River, D. Ray James, STOP and Adelanto East; (ii) operating expenses of $2.5 million related to start-up costs for the Riverbend Correctional Facility (“Riverbend”) located in Milledgeville, Georgia which was activated in December 2011; (iii) increases of $20.4 million as a result of certain of our facilities mentioned above experiencing increases related to population and additional services provided under contract modifications; (iv) operating expenses at North Lake of $8.3 million; and (v) remaining net increases in operating expenses of $19.4 million due to the full year of operations at various facilities we acquired from Cornell offset by decreases in start-up costs and acquisition related costs incurred in 2010. These increases were partially offset by aggregate decreases in expenses of approximately $25.5 million as a result of terminated contracts.

GEO Community Services

Operating expenses increased by $136.7 million in 2011 compared to 2010 due to several factors including the acquisition of BI which contributed an aggregate increase of $82.5 million, and the full year of operations at the facilities we acquired from Cornell in August of 2010 which contributed approximately $63.2 million of the increase. During 2011, we experienced a decrease in operating expenses as a percentage of revenue due to improved margins resulting from the acquisitions of Cornell in August 2010 and BI in February 2011.

International Services

Expenses increased at our international subsidiaries consistent with the revenue increases and are consistent as a percentage of segment revenues. Operating expenses increased by $16.3 million due to fluctuations in foreign currency exchange rates. Our Australian subsidiary experienced aggregate increases in operating expenses of $3.3 million as a result of population increases and additional services provided under certain contracts. Our subsidiary in the United Kingdom experienced a combined increase of $5.4 million in operating expenses as a result of increased populations related to the 360-bed Harmondsworth expansion and the commencement of operations at Dungavel in September 2011. Our South Africa subsidiary also experienced an increase in operating expenses of $1.1 million related to increases in the inflationary index. These increases were partially offset by a decrease in operating expenses of $5.7 million associated with the terminated contracts at Campsfield House and Melbourne.

Facility Construction & Design

The decrease in operating expenses for Facility Construction & Design of $20.9 million is primarily attributable to the completion of construction at Blackwater River Correctional Facility in October 2010.

Depreciation and Amortization

	2011	% of Segment Revenue	2010	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$55,207	6.0%	$39,417	4.9%	$15,790	40.1%
GEO Community Services	24,271	8.7%	3,246	4.2%	21,025	647.7%
International Services	2,070	1.0%	1,702	1.0%	368	21.6%

Total	$81,548	5.8%	$44,365	4.1%	$37,183	83.8%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense increased by $15.8 million in 2011 compared to 2010. As a result of our acquisition of Cornell in August 2010, we experienced increases in depreciation and amortization expense of $12.4 million. In addition, we completed construction projects at Broward, North Lake, Aurora, Adelanto East, and Central Texas Detention Facility (“Central Texas”) located in San Antonio, Texas, which increased depreciation by $3.1 million. The remaining increase is primarily driven by the activation of Riverbend in December 2011 which resulted in additional depreciation expense of $0.4 million.

GEO Community Services

The increase in depreciation and amortization expense for GEO Community Services of $21.0 million in fiscal year 2011 compared to fiscal year 2010 is primarily due to our acquisitions of BI and Cornell.

International Services

Overall, depreciation and amortization expense increased slightly in fiscal year 2011 over fiscal year 2010 due to additional capital expenditures in Australia, the Harmondsworth expansion, and also from changes in the foreign currency exchange rates.

Other Unallocated Operating Expenses

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$110,015	7.8%	$101,558	9.4%	$8,457	8.3%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. These expenses increased significantly in 2010 due to nonrecurring acquisition related costs of approximately $25 million related to the acquisitions of Cornell and BI. In 2011, we incurred $6.3 million in charges related to these acquisitions. Excluding the impact of these charges, general and administrative expenses as a percentage of revenue in 2011 would have been 7.4% of revenues. In 2010, excluding the impact of the $25 million in nonrecurring acquisition related costs, general and administrative expenses as a percentage of revenue in 2010 would have been 7.1%. Acquisition related costs consisted primarily of advisory, legal, and bank fees.

Non Operating Income and Expense

Interest Income and Interest Expense

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$7,032	0.5%	$6,242	0.6%	$790	12.7%
Interest Expense	$75,378	5.4%	$40,694	3.8%	$34,684	85.2%

The majority of our interest income generated in 2011 and 2010 is from the cash balances at our Australian subsidiary. The increase in the 2011 period over the 2010 period is mainly attributable to currency exchange rates and to higher average cash balances.

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

Provision for Income Taxes

	2011	Effective Rate	2010	Effective Rate
	(Dollars in thousands)
Income Tax Provision	$43,172	38.8%	$34,364	40.7%

The effective tax rate during 2011 was 38.8%, compared to 40.7% in 2010. The effective tax rate in 2011 reflects foreign start-up expenses related to GEOAmey. In the absence of such expenses, the effective tax rate for 2011 would have been 38.2%. The effective tax rate in 2010 included nondeductible transaction costs related to the BI acquisition and a benefit due to a $2.3 million decrease in the reserve for unrecognized tax benefits.

Equity in Earnings of Affiliates

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,563	0.1%	$4,218	0.4%	$(2,655)	(62.9)%

Equity in earnings of affiliates, presented net of income taxes, represent the earnings of SACS and GEOAmey. The overall decrease in equity in earnings of affiliate was due to a decrease in the net earnings of SACS in 2011 compared to 2010 due to additional taxes on dividend distributions and a loss at GEOAmey, our joint venture in the United Kingdom. The dividend distributions from SACS were $9.9 million in 2011 compared to $3.9 million in 2010.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract.

In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $19.4 million, based on exchange rates as of December 31, 2012, for GEOAmey’s operations. As of December 31, 2012, $19.6 million, including accrued interest of $0.2 million was owed to us by GEOAmey under the line of credit.

On August 31, 2012 we purchased 100% of the partnership interests of MCF for a total net consideration of $35.2 million. Concurrently with the acquisition, the indenture relating to the MCF Bonds was satisfied and discharged as of August 31, 2012 and the MCF Bonds were redeemed, with an effective date of September 4, 2012, for approximately $67 million paid by us such amount after giving effect to bond cash reserves and the inclusion of a make-whole premium of approximately $15 million.We financed the acquisition of the partnership interests in MCF and the redemption of the MCF Bonds with the new $100 million Series A-3 Term Loan. The new Series A-3 Term Loan bears interest at LIBOR plus 2.75% and matures August 4, 2015. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We are currently developing a number of projects using company financing. We estimate that these existing capital projects will cost approximately $151.2 million, of which $29.5 million was spent through the fiscal year ended December 31, 2012. We have future committed capital projects for which we estimate our remaining capital requirements to be approximately $121.7 million, which will be spent through 2014. Capital expenditures related to facility maintenance costs are expected to be $30.0 million for fiscal year 2013. In addition to these current estimated capital requirements for 2013 and 2014, we are currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that we win bids for these projects and decide to self-finance their construction, our capital requirements could materially increase.

Liquidity and Capital Resources

On August 30, 2012, we entered into Amendment No. 3, dated as of August 30, 2012, to the Credit Agreement dated as of August 4, 2010, by and among the Company, the guarantors party thereto and BNP Paribas, as administrative agent, as previously amended by Amendment No. 1, dated as of February 8, 2011, and Amendment No. 2, dated as of May 2, 2011 (“Amendment No. 3”). Amendment No. 3, among other things, reset our restricted payment basket to $50 million and increased the Pro Forma Senior Secured Leverage Ratio test to 2.75 to 1.00 from 2.50 to 1.00. Additionally, Amendment No. 3 provided that the aggregate principal amount of all incremental loan commitments established after August 30, 2012 plus the aggregate principal amount of all revolving credit commitment increases obtained after August 30, 2012 shall not exceed $250.0 million.

Also on August 30, 2012, we entered into the Series A-3 Incremental Loan Agreement dated as of August 30, 2012, by and among the Company, the lenders party thereto and BNP Paribas, as administrative agent ( the “Series A-3 Incremental Loan Agreement”). Under the terms of the Series A-3 Incremental Loan Agreement, we borrowed an aggregate principal amount of $100.0 million to fund the purchase price for our acquisition of all of the outstanding partnership interests in MCF, redeem the MCF Bonds and pay fees, commissions, costs and expenses relating to the foregoing. The new incremental term loan bears interest at the same rate as our existing Tranche A Term Loans at LIBOR plus 2.75% and matures in August 2015.

On December 14, 2012, we entered into Amendment No. 4, dated as of December 14, 2012, to the Credit Agreement dated as of August 4, 2010, by and among the Company, the guarantors party thereto and BNP Paribas, as administrative agent, as previously amended by Amendment No. 1, dated as of February 8, 2011, Amendment No. 2, dated as of May 2, 2011, and Amendment No. 3, dated as of August 30, 2012 (“Amendment No. 4”). Amendment No. 4 amends a number of provisions in the Senior Credit Facility, as amended, for the purpose of providing us with flexibility in connection with our decision to take all steps necessary to position ourselves as a REIT as of January 1, 2013. Amendment No. 4, among other things, amends the definition of EBITDA in the Credit Agreement for the purpose of including an adjustment to net income for transaction costs, expenses and extraordinary charges incurred by us in connection with our election to be treated as a REIT; allows us to change our fiscal year to a calendar year and allows for our fiscal quarters to coincide with each calendar quarter; provided that we may sell all of our equity interest in GEO Care, Inc. to GEO Care Holdings LLC; reset two restricted payment baskets—one basket was reset to $90 million for the purpose of permitting us to elect to qualify as a REIT (i.e., to make the special dividend of historical earnings and profits) and one basket was reset to $75 million for the purpose of permitting us to pay cash dividends generally; and modifies the Total Leverage Ratio covenant by extending the current applicable total leverage ratio of 5.00 to 1.00 through the last day of the second quarter of fiscal year 2013 instead of through the last day of fiscal year 2012 and as a result delaying the starting date of the next applicable total leverage ratio of 4.75 to 1.00 to the first day of the third quarter of fiscal year 2013 instead of the first day of the fiscal year 2013.

As of December 31, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A , currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2, currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3, currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (v) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

As of December 31, 2012, we had $562.4 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2, Term Loan A-3 and Term Loan B, $235.0 million in borrowings under the Revolver, and approximately $61.3 million in letters of credit which leaves $203.7 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of December 31, 2012 and January 1, 2012 was 3.2% and 3.4%, respectively. In connection with the borrowings under the Senior Credit Facility, as of December 31, 2012, we had $9.0 million of deferred financing fees, net of accumulated amortization, included in Other Non-Current Assets in the accompanying consolidated balance sheet.

In addition to the debt outstanding under the Senior Credit Facility, the 7 3/4% Senior Notes and the 6.625% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors—Risks Related to Our High Level of Indebtedness” in Item 1A of our Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II—Item 1. Legal Proceedings. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in Notes 1, and 15 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K,

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital-intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7  3/4% Senior Notes, the indenture governing the 6.625% Senior Notes and our Senior Credit Facility. A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

On July 14, 2011, our Board of Directors approved a stock repurchase program of up to $100.0 million of our common stock effective through December 31, 2012. The program also included repurchases from time to time from executive officers or directors of vested restricted stock and/or vested stock options. During the fiscal years ended December 31, 2012 and January 1, 2012, we repurchased 0.3 million shares and 3.9 million shares of our common stock at a cost of $8.7 million and $75.0 million, respectively, primarily with proceeds from our Revolver. The stock repurchase program expired on December 31, 2012.

In February 2012, the Board of Directors adopted a dividend policy. On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record on August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million. On October 31, 2012 the Board of Directors declared a quarterly cash dividend of $0.20 per share to shareholders of record as of November 16, 2012 which was paid on November 30, 2012 for a total of $12.3 million.

On December 6, 2012, we announced the declaration by our Board of Directors of a special dividend of accumulated earnings and profits to shareholders of record as of December 12, 2012, with each shareholder having the right to elect cash or shares of common stock, except that we limited the amount of cash payable to the amount of cash paid pursuant to a lottery procedures plus 20% of the total dividend amount remaining after the lottery. The special dividend, amounting to $352.2 million, or $5.68 per share of common stock, was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to special dividend terms, we issued 9,688,568 shares of common stock out of our treasury shares and paid cash of $77.8 million. The amount of the stock portion of the special dividend included in the accompanying consolidated statements of shareholders’ equity was based on the average opening price per share of our common stock.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. We intend to commence paying regular distributions in 2013. On January 17, 2013, the Board declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which will be paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors.

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Credit Facility and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $500.0 million Revolver. Our management believes that cash on hand, cash flows from operations and availability under our Senior Credit Facility will be adequate to support our capital requirements for 2013 and 2014 as disclosed under “Capital Requirements” above.

Executive Retirement Agreements

We have a non-qualified deferred compensation agreement with our Chief Executive Officer, which we refer to as our CEO. The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2012, our CEO had reached age 55 and was eligible to receive the payment upon retirement. On August 22, 2012, the agreement was amended to eliminate the tax gross-up provision for taxes applicable to our CEO’s lump sum retirement payment. In exchange for the elimination of the tax gross-up provision, the amount of the lump sum retirement payment our CEO is entitled to receive has been proportionately increased so that our CEO would receive substantially the same net benefit he would otherwise have received if the tax gross-up provision remained in place. If our CEO had retired as of December 31, 2012, the Company would have had to pay him $6.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Senior Credit Facility

On August 4, 2010, we terminated our Prior Senior Credit Agreement and executed our Senior Credit Facility by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On February 8, 2011, May 2, 2011, August 30, 2012, and December 14, 2012, we entered into Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4, respectively, to the Senior Credit Facility. Indebtedness under the Revolver, the Term Loan A, Term Loan A-2 and Term Loan A-3 bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver, and Term Loan A, Term Loan A-2 and Term Loan A-3
LIBOR borrowings	LIBOR plus 2.00% to 3.00%.
Base rate borrowings	Prime Rate plus 1.00% to 2.00%.
Letters of credit	2.00% to 3.00%.
Unused Revolver	0.375% to 0.50%.

The weighted average interest rate on outstanding borrowings under our Senior Credit Facility was 3.2% as of December 31, 2012

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

We must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio — Maximum Ratio
First day of fiscal year 2012 through and including the last day of the Second Quarter of fiscal year 2013	5.00 to 1.00
First day of the Third Quarter of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

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

Events of default under the Senior Credit Facility include, but are not limited to, (i) our failure to pay principal or interest when due, (ii) our material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against us, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by our domestic subsidiaries that are restricted subsidiaries under our Senior Credit Facility and secured by substantially all of our present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by us and each guarantor, and (ii) perfected first-priority security interests in substantially all of our, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. Our failure to comply with any of the covenants under our Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all of our outstanding senior secured indebtedness. We believe we were in compliance with all of the covenants of the Senior Credit Facility as of December 31, 2012.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 6.625% Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2012.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on us and our restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of our assets. As of the date of the indenture, all of our subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. Our failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. Our unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. We believe we were in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of December 31, 2012.

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

On February 1, 2012, STLDC made a payment from its restricted cash account of $5.0 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of December 31, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $22.4 million, of which $5.2 million is due within the next twelve months. Also, as of December 31, 2012, included in current restricted cash and non-current restricted cash is $6.2 million and $15.5 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates of 4.10%. On October 1, 2012, CSC of Tacoma, LLC made a payment from its restricted cash account of $6.3 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of December 31, 2012, the remaining balance of the debt service requirement relative to the original financing is $13.4 million, of which $6.5 million is classified as current in the accompanying balance sheet.

On December 9, 2011, WEDFA issued $54.4 million of its Washington Economic Development Finance Authority Taxable Economic Development Revenue Bonds, series 2011 (“2011 Revenue Bonds”). The bonds were rated AA- by Standard & Poor’s Ratings Services and the scheduled payment of principal and interest is guaranteed by municipal bond insurance issued by Assured Guaranty Municipal Corp. The 2011 Revenue Bonds have an average all-in cost of approximately 6.4%, including debt issuance costs and the bond discount, and maturity dates ranging from October 1, 2014 through October 1, 2021. The 2011 Revenue Bonds were issued to provide funds to make a loan to CSC of Tacoma, LLC for purposes of reimbursing us for costs incurred by us for the 2009 expansion of the Northwest Detention Facility and paying the costs of issuing the 2011 Revenue Bonds. The payment of principal and interest on the bonds is non-recourse to us. None of the bonds nor CSC’s obligations under the loan are obligations of ours nor are they guaranteed by us.

As of December 31, 2012, included in current restricted cash and non-current restricted cash is $9.4 million and $1.5 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to us as of December 31, 2012.

Municipal Correctional Finance, L.P.

Municipal Correctional Finance, L.P., which we refer to as MCF, was obligated for the outstanding balance of the MCF Bonds. The bonds bore interest at a rate of 8.47% per annum and were payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds was due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds were limited, non-recourse obligations of MCF and were collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the eleven facilities owned by MCF. The bonds were not guaranteed by us or our subsidiaries. As of January 1, 2012, the aggregate principal amount of these bonds was $93.7 million, excluding the effect of the unamortized premium of $8.3 million and net of the current portion of $15.8 million. These balances are included as Non-Recourse Debt on the accompanying consolidated balance sheets.

On August 31, 2012 we purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. The transaction closed on August 31, 2012. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance as of August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. We financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the proceeds from the Term Loan A-3.

We incurred a one-time loss on early extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the unamortized bond premium of $6.4 million.

Australia

Our wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to us and total $34.8 million (AUD 33.6 million) and $40.3 million (AUD 39.5 million) at December 31, 2012 and January 1, 2012, respectively, based on exchange rates in effect as of December 31, 2012. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, we are required to maintain a restricted cash balance of AUD 5.0 million, which, at December 31, 2012, was $5.2 million based on exchange rates in effect as of December 31, 2012. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, we entered into certain guarantees related to the financing, construction and operation of the prison. we guaranteed certain obligations of SACS under our debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, we were notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.1 million based on exchange rates as of December 31, 2012. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, we had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of our outstanding letters of credit under its Revolver as of December 31, 2012.

In addition to the above, we have also agreed to provide a loan, of up to 20.0 million South African Rand, or $2.4 million based on exchange rates as of December 31, 2012, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the we do not currently anticipate that such funding will be required by SACS in the future. Our obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

We have also guaranteed certain obligations of SACS to the security trustee for SACS’ lenders. We secured our guarantee to the security trustee by ceding our rights to claims against SACS in respect of any loans or other finance agreements, and by pledging our shares in SACS. Our liability under the guarantee is limited to the cession and pledge of shares. The guarantee expires upon expiration of the cession and pledge agreements.

In connection with a design, build, finance and maintenance contract for a facility in Canada, we guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) $2.5 million, or $2.5 million based on exchange rates as of December 31, 2012, commencing in 2017. We have a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2012 and January 1, 2012, respectively. To secure this guarantee, we purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. We have recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of December 31, 2012 and January 1, 2012, respectively, on its consolidated balance sheets. We do not currently operate or manage this facility.

At December 31, 2012, we also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.6 million.

In connection with the creation of GEOAmey, we and our joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. We and the 50% joint venture partner have each extended a £12 million line of credit of which £12.1 million, or $19.6 million based on exchange rates as of December 31, 2012, was outstanding as of December 31, 2012. our maximum exposure relative to the joint venture is its note receivable of $19.6 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, we do not have any off balance sheet arrangements.

We are also exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part I — Item 3. Legal Proceedings.

Derivatives

As of December 31, 2012, we had four interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $100.0 million. We have designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7  3/4% Senior Notes due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7  3/4% Senior Notes, effectively convert $100.0 million of the 7  3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7  3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of currently between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7  3/4% Senior Notes. Total net gains (loss), entirely offset by a corresponding increase (decrease) in the fair value of the variable rate portion of the 7  3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $(1.2) million, $4.1 million and $5.2 million in the fiscal periods ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively. As of December 31, 2012 and January 1, 2012, the fair value of the swap assets was $6.2 million and $7.4 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended December 31, 2012, January 1, 2012 and January 2, 2011. The fair value of the swap agreements are recorded in other non-current assets in the accompanying consolidated balance sheets.

Our Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. We have determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, we record the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(0.5) million, $(1.2) million and $(0.1) million for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively. The total value of the swap liability as of December 31, 2012 and January 1, 2012 was $(0.7) million and $0.0 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. We do not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

Contractual Obligations and Off Balance Sheet Arrangements

The following is a table of certain of our contractual obligations, as of December 31, 2012, which requires us to make payments over the periods presented.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations	(In thousands)
Long-Term Debt	$550,512	$294	$204	$250,008	$300,006
Term Loans	563,625	33,875	387,250	142,500	—
Revolver	235,000	—	235,000	—	—
Capital Lease Obligations (includes imputed interest)	18,819	2,094	3,883	3,869	8,973
Operating Lease Obligations	152,915	33,987	52,607	30,286	36,035
Non-Recourse Debt	124,947	18,646	44,516	31,805	29,980
Estimated interest payments on debt(a)	364,133	73,755	132,109	84,728	73,541
Estimated funding of pension and other post retirement benefits	19,761	6,925	747	898	11,191
Estimated construction commitments	121,700	113,800	7,900	—	—
Estimated tax payments for uncertain tax positions(b)	16,901	—	16,901	—	—

Total	$2,168,313	$283,376	$881,117	$544,094	$459,726

(a)	Due to the uncertainties of future LIBOR rates, the variable interest payments on our Senior Credit Facility and swap agreements were calculated using an average LIBOR rate of 1.72% based on projected interest rates through fiscal 2019.
(b)	State income tax payments are reflected net of the federal income tax benefit.

Except as discussed above, we do not have any off balance sheet arrangements which would subject us to additional liabilities.

Cash Flow

Cash and cash equivalents as of December 31, 2012 was $31.8 million, compared to $43.4 million as of January 1, 2012 and was impacted by the following:

Cash provided by operating activities of continuing operations in 2012, 2011 and 2010 was $255.2 million, $185.7 million, and $125.5 million, respectively. Cash provided by operating activities of continuing operations in 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense. These positive impacts were offset by deferred tax benefit and changes in our working capital components which were primarily driven by decreased in accounts receivable, prepaid expenses and other current assets along with increases in accounts payable, accrued expenses and other current liabilities. Accounts receivable, prepaid expenses and other current assets increased by $44.3 million and represented a use of cash. The decrease was primarily caused by increased operations at several new facilities which opened during 2011 and 2012. Accounts payable, accrued expenses and other liabilities increased by $27.4 million. The increase was primarily caused by the timing of payments and a $15 million customer prepayment.

Cash provided by operating activities of continuing operations in 2011 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense as well as from cash dividends received from our joint venture in South Africa of $9.9 million. These positive impacts were offset by changes in our working capital components which were primarily driven by increases in accounts receivable, prepaid expenses and other current assets along with decreases in accounts payable, accrued expenses and other current liabilities. Accounts receivable, prepaid expenses and other current assets increased by $20.1 million, net of acquisitions, and represented a use of cash. Accounts payable, accrued expenses and other current liabilities decreased by $16.8 million, net of acquisitions, and represented a use of cash. The decrease was primarily caused by the timing of payments.

Cash provided by operating activities of continuing operations in 2010 was impacted by the effect of certain significant non-cash items such as: positive impacts of depreciation and amortization expense of $44.4 million and the write-off of deferred financing fees of $7.9 million associated with the termination of our Third Amended and Restated Credit Agreement in Third Quarter 2010. The increase in depreciation and amortization expense is primarily the result of the additional amortization of intangible assets and the depreciation of fixed assets acquired in connection with our acquisition of Cornell. These positive impacts were offset by changes in our working capital components which were primarily driven by increases in accounts receivable, prepaid expenses and other current assets. Accounts receivable, prepaid expenses and other current assets increased by $11.8 million, net of acquisitions, and represented a use of cash. The increase was primarily caused by increased operations at several new facilities which opened during 2010, including our acquisition of Cornell in August 2010.

Cash used in investing activities by continuing operations of $52.6 million in 2012 was primarily the result of capital expenditures of $107.6 million and the acquisition of the ownership interests in MCF of $35.2 million, offset by an decrease in restricted cash of $51.2 million and the proceeds from the RTS divestiture of $33.3 million. Cash used in investing activities by continuing operations in 2011 of $632.5 million primarily related to our cash consideration of the purchase of BI for $409.6 million and $222.0 million for capital expenditures. Cash used in investing activities by continuing operations in 2010 of $365.7 million was primarily the result of our acquisition of Cornell in August 2010 for $260.3 million and capital expenditures of $94.7 million.

Cash used in financing activities by continuing operations in 2012 reflects payments of $456.5 million on indebtedness offset by $358.0 million of borrowings under our Senior Credit Facility which includes proceeds of $100.0 million from our new Term Loan A-3. We also made a cash distribution of $5.8 million to the partners of MCF, paid a $102.4 million dividend to our shareholders and paid $14.9 million in fees, including a make-whole provision, related to the early extinguishment of debt in connection with the redemption of the MCF bonds.

Cash provided by financing activities by continuing operations in 2011 of $454.0 million reflects proceeds from our Senior Credit Facility and 6.625% Senior Notes of $782.2 million and proceeds of $53.2 million from our 2011 Revenue Bonds, net of discount, offset by payments on indebtedness of $289.8 million. We also made a cash distribution of $4.0 million to the partners of MCF and paid $15.5 million in connection with the issuance of 2011 Revenue Bonds and the financing of the BI Acquisition. Additionally, we paid $75.0 million in 2011 for purchases of our common stock.

Cash provided by financing activities by continuing operations in 2010 was $243.7 million and reflects cash proceeds from our Senior Credit Facility consisting of $150.0 million in borrowings under the Term Loan A, $200.0 million of borrowings under the Term Loan B with a total discount of $2.0 million, and of $378.0 million of borrowings under our Revolver. These proceeds were offset by payments of $155.0 million for the repayment of our Prior Term Loan B, payments of $224.0 million on our Revolver, and payments of $18.5 million on non-recourse debt, term loans and other debt. In addition, we paid $80.0 million for repurchases of common stock under our stock repurchase program and $7.1 million for shares of common stock which were purchased from certain directors and executives and retired immediately after purchase.

Inflation

We believe that inflation, in general, did not have a material effect on our results of operations during 2012, 2011 and 2010. While some of our contracts include provisions for inflationary indexing, inflation could have a substantial adverse effect on our results of operations in the future to the extent that wages and salaries, which represent our largest expense, increase at a faster rate than the per diem or fixed rates received by us for our management services.

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

Revenue

Domestically, we continue to pursue a number of opportunities in the privatized corrections and detention industry. Overcrowding at corrections facilities in various states and increased demand for bed space at federal prisons and detention facilities are two of the factors that have contributed to the opportunities for privatization. In New Hampshire, we have responded to a state procurement for a new correctional facility totaling approximately 1,700 beds. At the federal level, we are responding to a procurement issued by the Federal Bureau of Prisons totaling up to 1,600 beds. In Florida, the Department of Management Services has issued a request for proposal for the rebid of 3,854 private prison beds which are currently managed by a different private operator. In Michigan, the legislature has authorized legislative language for the privatization of 1,750 in-state beds. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state fiscal conditions continue to improve at a slow to moderate rate of recovery with revenue performance remaining solid for most states through the first quarter of fiscal year 2013, a handful of states remain concerned about their ability to meet the revenue forecast in fiscal year 2013 according to a recent survey conducted in the Fall of 2012 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include the early release of inmates, changes to parole laws and sentencing guidelines, and reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Effective October 1, 2011, the State of California began implementing its Criminal Justice Realignment Plan, which has delegated tens of thousands of low level state offenders to local county jurisdictions in California. As a result of this decision, the California Department of Corrections and Rehabilitation cancelled our agreements for the housing of low level state offenders at three of our California community correctional facilities. In January 2012, we also received notice from the CDCR of its intention to terminate the contract at Golden State Modified Community Correctional Facility however, this termination was rescinded in April 2012 and most recently in October 2012, the State of California extended the contract for the Golden State Modified Community Correctional Facility through June 30, 2016. We plan to market the idle facilities to federal, state and local jurisdictions in California. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our youth services, electronic monitoring services, and re-entry services business conducted through our GEO Community business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded the service offerings of GEO Community by adding electronic monitoring services, community re-entry and immigration related supervision services. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the Bureau of Prisons (the “BOP”) for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of privatization and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 68.9% of our operating expenses in 2012. Additional significant operating expenses include food, utilities and inmate medical costs. In 2012, operating expenses totaled 73.6% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2013 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2013, we will incur carrying costs for facilities that are currently vacant in 2013. The carrying costs associated with the approximately 6,000 beds we are currently marketing are expected to be $14.4 million, including depreciation of $7.3 million. We will also experience increases as a result of the amortization of intangible assets acquired in connection with our acquisition of BI. As of December 31, 2012, our worldwide operations include the management and/or ownership of approximately 73,000 beds at 100 correctional, detention and residential treatment, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In 2012, general and administrative expenses totaled 7.7% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2013 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines and build the corporate infrastructure necessary to support our mental health residential treatment services business. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $14.4 million, including depreciation expense of $7.3 million. As of December 31, 2012, these facilities had a net book value of $240.2 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, MI and our Great Plains Correctional Facility located in Hinton, OK have been idle the longest of our idle facility inventory. Both facilities have been idle since October of 2010. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2012, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2012, we would expect to receive incremental revenue of approximately $125 million and an increase in earnings per share of approximately $.35 to $.40 per share based on our average U.S. Corrections and Detention operating margin.

Forward-Looking Statements — Safe Harbor

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a REIT

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•	our ability to expand, diversify and grow our correctional, detention, mental health, residential treatment, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

•	our ability to win management contracts for which we have submitted proposals, retain existing management contracts and meet any performance standards required by such management contracts;

•	our ability to control operating costs associated with contract start-ups;

•	our ability to raise new project development capital given the often short-term nature of the customers’ commitment to use newly developed facilities;

•	our ability to estimate the government’s level of dependency on privatized correctional services;

•	our ability to accurately project the size and growth of the U.S. and international privatized corrections industry;

•	our ability to successfully respond to delays encountered by states privatizing correctional services and cost savings initiatives implemented by a number of states;

•	our ability to develop long-term earnings visibility;

•	our ability to identify suitable acquisitions and to successfully complete and integrate such acquisitions on satisfactory terms, and estimate the synergies to be achieved as a result of such acquisitions;

•	our exposure to the impairment of goodwill and other intangible assets as a result of our acquisitions;

•	our ability to successfully conduct our operations through joint ventures;

•	our ability to obtain future financing on satisfactory terms or at all, including our ability to secure the funding we need to complete ongoing capital projects;

•	our exposure to political and economic instability and other risks impacting our international operations;

•	our exposure to risks impacting our information systems, including those that may cause an interruption, delay or failure in the provision of our services;

•	our exposure to rising general insurance costs;

•	our exposure to state and federal income tax law changes internationally and domestically and our exposure as a result of federal and international examinations of our tax returns or tax positions;

•	our exposure to claims for which we are uninsured;

•	our exposure to rising employee and inmate medical costs;

•	our ability to manage costs and expenses relating to ongoing litigation arising from our operations;

•	our ability to accurately estimate on an annual basis, loss reserves related to general liability, workers’ compensation and automobile liability claims;

•	the ability of our government customers to secure budgetary appropriations to fund their payment obligations to us and to continue to operate under our existing agreements and/or renew our existing agreements;

•	our ability to pay quarterly dividends consistent with our expectations;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property; and

•	other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding as of December 31, 2012 under the Senior Credit Facility of $562.4 million (net of discount of $1.2 million), for every one percent increase in the interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $5.6 million.

As of December 31, 2012, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. Dollar, the Australian Dollar, the Canadian Dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure as of December 31, 2012 with respect to our international operations, every 10 percent change in historical currency rates would have a $5.6 million effect on our financial position and a $0.9 million impact on our results of operations over the next fiscal year.

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

The consolidated financial statements have been audited by Grant Thornton LLP, independent registered public accountants, whose appointment by our Audit Committee was ratified by our shareholders. Their report, which is included in this Form 10-K expresses an opinion as to whether management’s consolidated financial statements present fairly in all material respects, the Company’s financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. The effectiveness of our internal control over financial reporting as of December 31, 2012 has also been audited by Grant Thornton LLP, independent registered public accountants, as stated in their report which is included in this Form 10-K. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

The Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, its internal control over financial reporting as of December 31, 2012, based on the COSO Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that as of December 31, 2012, its internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the internal control over financial reporting of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

The GEO Group, Inc.

We have audited the accompanying consolidated balance sheets of The GEO Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and January 1, 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GEO Group, Inc. and subsidiaries as of December 31, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

March 1, 2013

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended December 31, 2012, January 1, 2012, and January 2, 2011

	2012	2011	2010
	(In thousands, except per share data)
Revenues	$1,479,062	$1,407,172	$1,084,592
Operating Expenses	1,089,232	1,036,010	811,767
Depreciation and Amortization	91,685	81,548	44,365
General and Administrative Expenses	113,792	110,015	101,558

Operating Income	184,353	179,599	126,902
Interest Income	6,716	7,032	6,242
Interest Expense	(82,189)	(75,378)	(40,694)
Loss on Extinguishment of Debt	(8,462)	—	(7,933)

Income Before Income Taxes, Equity in Earnings of Affiliates, and Discontinued Operations	100,418	111,253	84,517
Provision (Benefit) for Income Taxes	(40,562)	43,172	34,364
Equity in Earnings of Affiliates, net of income tax provision of $1,660, $2,406 and $2,212	3,578	1,563	4,218

Income from Continuing Operations	144,558	69,644	54,371
Income (Loss) from Discontinued Operations, net of income tax provision (benefit) of $(7,805), $4,753, and $5,168	(10,660)	7,819	8,419

Net Income	133,898	77,463	62,790
Less: Loss Attributable to Noncontrolling Interests	852	1,162	678

Net Income Attributable to The GEO Group, Inc.	$134,750	$78,625	$63,468

Other comprehensive income (loss), net of tax:
Net Income	$133,898	$77,463	$62,790
Foreign currency translation adjustments, net of tax benefit (provision) of $1,784, $999 and ($1,313), respectively	1,561	(5,964)	5,154
Pension liability adjustment, net of tax benefit of $291, $730 and $232, respectively	(461)	(1,131)	(383)
Change in fair value of derivative instrument classified as cash flow hedge, net of tax benefit of $261, $638 and $69, respectively	(476)	(1,158)	(126)

Total other comprehensive income (loss), net of tax	624	(8,253)	4,645
Total comprehensive income	134,522	69,210	67,435
Comprehensive loss attributable to noncontrolling interests	968	1,274	608

Comprehensive income attributable to The GEO Group, Inc.	$135,490	$70,484	$68,043

Weighted Average Common Shares Outstanding:
Basic	60,934	63,425	55,379

Diluted	61,265	63,740	55,989

Income per Common Share Attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$2.39	$1.12	$0.99
Income (Loss) from discontinued operations	(0.17)	0.12	0.15

Net income per share — basic	$2.21	$1.24	$1.15

Diluted:
Income from continuing operations	$2.37	$1.11	$0.98
Income (Loss) from discontinued operations	(0.17)	0.12	0.15

Net income per share — diluted	$2.20	$1.23	$1.13

(1)	Note that earnings per share tables contain slight summation differences due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and January 1, 2012

	2012	2011
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$31,755	$43,378
Restricted cash and investments (including VIEs[1] of $6,182 and $35,435, respectively)	15,654	42,534
Accounts receivable, less allowance for doubtful accounts of $2,546 and $2,426	246,635	265,250
Current deferred income tax assets, net	18,290	28,580
Prepaid expenses and other current assets	24,849	49,025
Current assets of discontinued operations	—	30,562

Total current assets	337,183	459,329

Restricted Cash and Investments (including VIEs of $15,521 and $38,930 , respectively)	32,756	56,925
Property and Equipment, Net (including VIEs of $25,840 and $162,665, respectively)	1,687,159	1,688,356
Assets Held for Sale	3,243	4,363
Direct Finance Lease Receivable	26,757	32,146
Non-Current Deferred Income Tax Assets	2,532	1,437
Goodwill	490,308	490,296
Intangible Assets, Net	178,318	195,716
Other Non-Current Assets	80,938	79,577
Non-Current Assets of Discontinued Operations	—	41,778

Total Assets	$2,839,194	$3,049,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,110	$68,033
Accrued payroll and related taxes	39,322	34,806
Accrued expenses	116,557	125,836
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $5,200 and $20,770, respectively)	53,882	53,653
Current liabilities of discontinued operations	—	6,490

Total current liabilities	259,871	288,818

Non-Current Deferred Income Tax Liabilities	15,703	125,516
Other Non-Current Liabilities	82,025	54,106
Capital Lease Obligations	11,926	13,064
Long-Term Debt	1,317,529	1,319,068
Non-Recourse Debt (including VIEs of $16,997 and $108,335, respectively)	104,836	208,532
Non-Current Liabilities of Discontinued Operations	—	2,298
Commitments and Contingencies (Note 19)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 86,007,433 and 85,185,158 issued and 71,417,034 and 61,181,172 outstanding, respectively	860	852
Additional paid-in capital	832,230	727,297
Retained earnings	264,667	507,170
Accumulated other comprehensive income	2,670	1,930
Treasury stock, 14,590,399 and 24,003,986 shares, at cost, at December 31, 2012 and January 1, 2012, respectively	(53,615)	(214,031)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,046,812	1,023,218
Noncontrolling interests	492	15,303

Total shareholders’ equity	1,047,304	1,038,521

Total Liabilities and Shareholders’ Equity	$2,839,194	$3,049,923

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended December 31, 2012, January 1, 2012, and January 2, 2011

	2012	2011	2010
	(In thousands)
Cash Flow from Operating Activities:
Net Income	$133,898	$77,463	$62,790
Net loss attributable to noncontrolling interests	852	1,162	678

Net income attributable to The GEO Group, Inc.	134,750	78,625	63,468
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Depreciation and amortization expense	91,685	81,548	44,365
Deferred tax provision (benefit)	(87,710)	44,368	18,359
Amortization of debt issuance costs, discount and/or premium	3,864	1,745	3,209
Stock-based compensation	6,988	6,113	4,639
Loss on early extinguishment of debt	8,462	—	7,933
Provision for doubtful accounts	760	1,785	815
Loss on divestiture of RTS-	22,566	—	—
Equity in earnings of affiliates, net of tax	(3,578)	(1,563)	(4,218)
Income tax benefit of equity compensation	(621)	(465)	(3,926)
Loss (gain) on sale/disposal of property and equipment and assets held for sale	6,319	558	(646)
Dividends received from unconsolidated joint venture	—	9,911	—
Changes in assets and liabilities, net of acquisition:
Changes in accounts receivable, prepaid expenses and other assets	44,292	(20,128)	(11,764)
Changes in accounts payable, accrued expenses and other liabilities	27,410	(16,756)	3,238

Cash provided by operating activities—continuing operations	255,187	185,741	125,472
Cash provided by operating activities— discontinued operations	9,053	3,371	4,418

Net cash provided by operating activities	264,240	189,112	129,890

Cash Flow from Investing Activities:
Acquisition of BI and Cornell, cash consideration, net of cash acquired	—	(409,607)	(260,255)
Acquisition of ownership interests in MCF	(35,154)	—	—
Proceeds from RTS divestiture	33,253	—	—
Proceeds from sale of property and equipment	65	1,483	480
Proceeds from sale of assets held for sale	5,641	7,121	—
Change in restricted cash and investments	51,189	(9,503)	(11,184)
Capital expenditures	(107,549)	(222,033)	(94,691)

Cash used in investing activities—continuing operations	(52,555)	(632,539)	(365,650)
Cash used in investing activities— discontinued operations	(2,761)	(3,002)	(2,611)

Net cash used in investing activities	(55,316)	(635,541)	(368,261)

Cash Flow from Financing Activities:
Payments on long-term debt	(456,485)	(289,832)	(397,445)
Proceeds from long term debt	358,000	835,395	726,000
Distribution to noncontrolling interests	(5,758)	(4,012)	—
Debt issuance costs	(1,398)	(15,462)	(8,400)
Payment of make-whole provision and other fees for early extinguishment of debt	(14,861)	—	—
Payments for purchase of treasury shares	(8,666)	(74,982)	(80,000)
Proceeds from the exercise of stock options	9,276	2,446	6,695
Income tax benefit of equity compensation	621	465	3,926
Proceeds from reissuance of treasury stock in connection with ESPP	460	—	—
Payment for retirement of common stock	(1,036)	—	(7,078)
Cash dividends paid	(102,435)	—	—

Net cash (used in) provided by financing activities	(222,282)	454,018	243,698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,735	(2,299)	4,169

Net (Decrease) Increase in Cash and Cash Equivalents	(11,623)	5,290	9,496
Cash and Cash Equivalents, beginning of period	43,378	38,088	28,592

Cash and Cash Equivalents, end of period	$31,755	$43,378	$38,088

Supplemental Disclosures
Cash paid during the year for:
Income taxes	$2,997	$10,494	$34,475

Interest	$73,901	$60,948	$36,310

Non-cash investing and financing activities:
Deferred tax assets recorded in equity in connection with MCF Transaction	$10,015	$—	$—

Stock portion of Special Dividend	$274,402	$—	$—

Capital expenditures in accounts payable and accrued expenses	$1,959	$26,322	$11,237

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended December 31, 2012, January 1, 2012, and January 2, 2011

	GEO Group Inc. Shareholders
	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount	Noncontrolling Interest	Total Shareholders’ Equity
	(In thousands)
Balance, January 3, 2010	51,629	$516	$351,550	$365,927	$5,496	16,075	$(58,888)	$497	$665,098

Proceeds from stock options exercised	1,353	14	6,681	—	—		—	—	6,695
Tax benefit related to equity compensation		—	3,926	—	—		—	—	3,926
Stock based compensation expense		—	1,378	—	—		—	—	1,378
Restricted stock granted	40	—	—	—	—		—	—	—
Restricted stock canceled	(41)	(1)	—	—	—		—	—	(1)
Amortization of restricted stock		—	3,261	—	—		—	—	3,261
Common stock issued in business combination (Note 2)	15,764	158	357,918	—	—		—	—	358,076
Noncontrolling interest acquired in business combination (Note 2)	—	—	—	—	—		—	20,700	20,700
Retirement of common stock	(314)	158	(6,225)	(850)	—		(161)	—	(7,078)
Purchase of treasury shares	(3,999)	—	—	—	—	3,999	(80,000)	—	(80,000)
Net income (loss):				63,468				(678)	62,790
Other comprehensive loss					4,575			70	4,645

Balance, January 2, 2011	64,432	845	718,489	428,545	10,071	20,074	(139,049)	20,589	1,039,490

Proceeds from stock options exercised	298	3	2,443	—	—		—	—	2,446
Tax benefit related to equity compensation		—	465	—	—		—	—	465
Stock based compensation expense		—	2,681	—	—		—	—	2,681
Restricted stock granted	381	4	(4)	—	—		—	—	—
Amortization of restricted stock		—	3,432	—	—		—	—	3,432
Purchase of treasury shares	(3,930)	—	—	—	—	3,930	(74,982)	—	(74,982)
Other adjustments to Additional Paid-In Capital		—	(209)	—	—		—	—	(209)
Distribution to noncontrolling interest		—	—	—	—		—	(4,012)	(4,012)
Net income (loss):				78,625				(1,162)	77,463
Other comprehensive loss					(8,141)			(112)	(8,253)

Balance, January 1, 2012	61,181	852	727,297	507,170	1,930	24,004	(214,031)	15,303	1,038,521

Proceeds from stock options exercised	593	6	9,270	—	—		—	—	9,276
Tax benefit related to equity compensation			621	—	—		—	—	621
Stock based compensation expense			2,539						2,539
Restricted stock granted	315	3	(3)	—	—		—	—	—
Purchase and retirement of common stock	(58)	(1)	(628)	(407)			—	—	(1,036)
Restricted stock canceled	(28)	—							—
Amortization of restricted stock			4,449						4,449
Dividends— Cash				(102,435)					(102,435)
Dividends— Stock	9,689		105,784	(274,402)		(9,689)	168,618		—
Purchase of treasury shares	(298)					298	(8,666)	—	(8,666)
Re-issuance of treasury shares (ESPP)	23		5	(9)		(23)	464		460
Increase in Ownership of Subsidiary (MCF)			(17,053)					(8,085)	(25,138)
Other adjustments to Additional Paid-In-Capital			(51)						(51)
Distribution to noncontrolling interests		—	—	—			—	(5,758)	(5,758)
Net income (loss):				134,750				(852)	133,898
Other comprehensive income (loss)					740			(116)	624

Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304

The accompanying notes are an integral part of these consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2012, January 1, 2012 and January 2, 2011

1. Summary of Business Organization, Operations and Significant Accounting Policies

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”) specializes in the ownership, leasing and management of correctional, detention and re-entry facilities, and the provision of community based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers and community service re-entry facilities. As discussed below, the Company divested its residential treatment health care facility assets and related facility management contracts on December 31, 2012, in connection with its conversion to a real estate investment trust (“REIT”), and no longer provides mental health and residential treatment services. The Company continues to offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities it manages. The Company is also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, the Company has an exclusive contract with the U.S. Immigration and Customs Enforcement (“ICE”) to provide supervision and reporting services provided under the Intensive Supervision Appearance Program (“ISAP”), designed to improve the participation of non-detained aliens in the immigration court system. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”).

GEO began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”).

Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of almost all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve REIT status, on December 31, 2012, GEO completed the divestiture of all of its residential treatment health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). Under the Company’s wholly-owned subsidiaries, GEO Care, Inc. and GEO Group Australia Pty. Ltd., GEO operated its RTS component which included six managed-only health care facility contracts, totaling 1,970 beds, and provided correctional mental health services for the Palm Beach County, Florida jail system as well as correctional health care services in publicly-operated prisons in the State of Victoria, Australia. Refer to Note 2—Discontinued Operations for additional information.

Applicable REIT rules also require that the Company make an accumulated earnings and profit distribution (“Pre-REIT Distribution” or “Special Dividend”) representing amounts it had accumulated during the years it was taxed as a C corporation by the end of the Company’s first REIT year as further discussed below under Dividends and in Note 3—Shareholders’ Equity.

As of December 31, 2012, GEO’s worldwide operations included the ownership and/or management of approximately 73,000 beds at 100 correctional, detention and community services facilities, including idle facilities, and also included the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies of the Company are described below.

Fiscal Year

In connection with the REIT conversion discussed above, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. For fiscal 2012, the period began on January 2, 2012 and ended on December 31, 2012. For fiscal 2011 and 2010 the Company’s fiscal year ended on the Sunday closest to the calendar year end. Fiscal years 2011 and 2010 included 52 weeks. The Company reports the results of its South African equity affiliate, South African Custodial Services Pty. Limited, (“SACS”), its consolidated South African entity, South African Custodial Management Pty. Limited (“SACM”), and its joint venture GEOAmey, on a calendar year end for all periods reported, due to the availability of information.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Company’s activities relative to the financing of operating facilities (the Company’s variable interest entities are discussed further below under Variable Interest Entities). The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. The Company reports SACS and its 50% owned joint venture in the United Kingdom, GEOAmey, under the equity method of accounting. Noncontrolling interests in consolidated entities represent equity that other investors have contributed to SACM and, prior to its acquisition by the Company during 2012, Municipal Corrections Finance, L.P (“MCF”). Non-controlling interests are adjusted for income and losses allocable to the other shareholders in these entities. As further discussed under the Variable Interest Entities policy below, the Company acquired a 100% interest in MCF effective August 31, 2012 and the non-controlling interest related to MCF was reclassified to shareholders’ equity attributable to GEO. All significant intercompany balances and transactions have been eliminated.

Change of Reporting Segment Name from GEO Care to GEO Community Services

The Company’s GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed concurrent with the divestiture of the Company’s Residential Treatment Services operating segment to GEO Community Services as more fully disclosed in Note 2—Discontinued Operations. All current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services.

Discontinued Operations

The Company reports the results of operations of a component of an entity that either has been disposed of or is classified as held for sale or where the management contracts with that component have terminated either by expiration or otherwise in discontinued operations. The Company presents such events as discontinued operations so long as the financial results can be clearly identified, the future operations and cash flows are completely eliminated from ongoing operations, and so long as the Company does not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

When a component of an entity has been disposed of or classified as held for sale or a management contract is terminated, the Company looks at its overall relationship with the customer. If the operations or cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the transaction and the entity will not have significant continuing involvement in the operations of the component after the transaction, the results of operations of the component of an entity are reported in discontinued operations. If the Company will continue to maintain a relationship generating significant cash flows and having continuing involvement with the customer, the disposal, the asset held for sale classification or the loss of the management contract(s) is not treated as discontinued operations. If the disposal, the asset held for sale classification or the loss of the management contract(s) results in a loss in the overall customer relationship as no future significant cash flows will be generated and the Company will have no continuing involvement with the customer, the results are classified in discontinued operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include reserves for self-insured retention related to general liability insurance, workers’ compensation insurance, auto liability insurance, medical malpractice insurance, employer group health insurance, projected undiscounted cash flows used to evaluate asset impairment and percentage of completion and estimated cost to complete for construction projects, estimated useful lives of property and equipment, stock based compensation and allowance for doubtful accounts. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Dividends

In February 2012, the Board of Directors adopted a dividend policy. On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record as of August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million. On October 31, 2012 the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record as of November 16, 2012 which was paid on November 30, 2012 for a total of $12.3 million.

A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation or earnings and profits accumulated by its subsidiaries that have been converted to qualified REIT subsidiaries, and must make one or more distributions to shareholders that equal or exceed these accumulated amounts by the end of the first REIT year. On December 31, 2012, the Company paid a one-time Pre-REIT Distribution to its shareholders as more fully discussed in Note 3—Shareholders’ Equity. Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the treatment of gains and losses, revenue and expenses, and depreciation for financial reporting relative to federal income tax purposes.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Australia, South Africa, Canada and the United Kingdom. As of December 31, 2012, the Company had $24.8 million in cash and cash equivalents held by its international subsidiaries.

Concentration of Credit Risk

The Company maintains deposits of cash in excess of federally insured limits with certain financial institutions and accordingly the Company is subject to credit risk. Other than cash, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, a direct finance lease receivable, long-term debt and financial instruments used in hedging activities. The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals.

Accounts Receivable

Accounts receivable consists primarily of trade accounts receivable due from federal, state, and local government agencies for operating and managing correctional facilities, providing youth and community based services, providing electronic monitoring and supervision services, providing construction and design services and providing inmate residential and prisoner transportation services. The Company generates receivables with its governmental clients and with other parties in the normal course of business as a result of billing and receiving payment. The Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations for some of its customers’ financial conditions and generally does not require collateral. Generally, the Company receives payment for these services thirty to sixty days in arrears. However, certain of the Company’s accounts receivable are paid by customers after the completion of their program year and therefore can be aged in excess of one year. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. As of December 31, 2012 and January 1, 2012, $0.5 million and $1.7 million, respectively, of the Company’s trade receivables were considered to be long-term and are classified as Other Non-Current Assets in the accompanying Consolidated Balance Sheets.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include assets that are expected to be realized within the next fiscal year. Included in the balance at January 1, 2012, is $22.2 million of federal and state income tax overpayments that were applied against tax payments due in 2012. There were no federal and state income tax overpayments at December 31, 2012.

Notes Receivable

The Company has notes receivable from its former joint venture partner in the United Kingdom related to a subordinated loan extended to the joint venture partner while an active member of the partnership. The notes bear interest at a rate of 13%, and have semi-annual payments due June 15 and December 15 through June 2018. The Company recognizes interest income on its Notes Receivable as it is earned. The balance outstanding as of December 31, 2012 and January 1, 2012 was $2.3 million and $2.7 million, respectively. These notes receivable are included in other assets in the accompanying balance sheets, current and non-current as applicable.

Note Receivable from Joint Venture

The GEO Group UK Limited, the Company’s subsidiary in the United Kingdom (“GEO UK”), has extended a non-revolving line of credit facility to GEOAmey in the principal amount of £12 million or $19.4 million, based on the applicable exchange rate at December 31, 2012. Amounts under the line of credit can be drawn down in multiple advances up to the principal amount and accrue interest at LIBOR plus 3%. The Company recognizes interest income on its Notes Receivable as it is earned. The line of credit was executed in May 2011 for the purpose of funding mobilization costs and on-going start-up and operations of GEOAmey. Principal repayments by GEOAmey under the line of credit are due in March and September, beginning September 2013, with the final payment due no later than March 30, 2018. As of December 31, 2012, the Company was owed £12.1 million, or $19.6 million, including accrued interest of $0.2 million, under the line of credit. As of January 1, 2012, the Company was owed £8.4 million, or $13.1 million, including accrued interest of $0.2 million, under the line of credit. These balances are included within other assets in the accompanying consolidated balance sheets, current and non-current as applicable. Refer to Note 17—Business Segments and Geographic Information regarding the Company’s investment in GEOAmey.

Restricted Cash and Investments

The Company’s restricted cash and investments at December 31, 2012 are attributable to: (i) amounts held in escrow or in trust in connection with South Texas Local Development Corporation (“STDLC”) and the 1,575-bed Northwest Detention Center in Tacoma, Washington, (ii) certain cash restriction requirements at the Company’s wholly owned Australian subsidiary related to the non-recourse debt and other guarantees, and (iii) restricted investments related to The GEO Group Inc. Non-qualified Deferred Compensation Plan. The current portion of restricted cash and investments primarily represents the amount expected to be paid within the next twelve months for debt service related to the Company’s non-recourse debt.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 2 to 50 years. Equipment and furniture and fixtures are depreciated over 3 to 10 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the assessment indicates that assets will be used for a longer or shorter period than previously anticipated, the useful lives of the assets are revised, resulting in a change in estimate. The Company has not made any such changes in estimates during the fiscal years ended December 31, 2012 or January 1, 2012. Maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of correctional and detention facilities. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Assets Held for Sale

As of December 31, 2012, the Company has classified four facilities as held for sale in the accompanying consolidated balance sheet. The Company classifies a long-lived asset (disposal group) as held for sale in the period in which all of the following criteria are met (i) Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), (ii) the asset (disposal group) is available for immediate sale in its present condition subject only to the terms that are usual and customary for sales of such assets (disposal groups), (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, (iv) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted, (v) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records assets held for sale at the lower of cost or estimated fair value and estimates fair value by using third party appraisers or other valuation techniques. The Company does not record depreciation for assets held for sale. Any gain or loss on the sale of operating assets is included in the operating income of the reportable segment to which it relates.

Asset Impairments

The Company had property and equipment of $1.7 billion as of December 31, 2012 and January 1, 2012 including approximately 6,000 vacant beds at seven idle facilities with a carrying value of $240.2 million which are being marketed to potential customers as of December 31, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Events that would trigger an impairment assessment include deterioration of profits for a business segment that has long-lived assets, or when other changes occur that might impair recovery of long-lived assets such as the termination of a management contract or a prolonged decrease in inmate population. If impairment indicators are present, the Company performs a recoverability test to determine whether or not an impairment loss should be measured.

The Company tests idle facilities for impairment upon notification that the facilities will no longer be utilized by the customer. If a long-lived asset is part of a group that includes other assets, the unit of accounting for the long-lived asset is its group. Generally, the Company groups assets by facility for the purpose of considering whether any impairment exists. The estimates of recoverability are based on projected undiscounted cash flows associated with actual marketing efforts where available or, in other instances, projected undiscounted cash flows that are comparable to historical cash flows from management contracts at similar facilities and sensitivity analyses that consider reductions to such cash flows. The Company’s sensitivity analyses include adjustments to projected cash flows compared to the historical cash flows due to current business conditions which impact per diem rates as well as labor and other operating costs, changes related to facility mission due to changes in prospective clients, and changes in projected capacity and occupancy rates. The Company also factors in prolonged periods of vacancies as well as the time and costs required to ramp up facility population once a contract is obtained. The Company performs the impairment analyses on an annual basis for each of the idle facilities and updates each quarter for market developments for the potential utilization of each of the facilities in order to identify events that may cause the Company to reconsider the most recent assumptions. Such events could include negotiations with a prospective customer for the utilization of an idle facility at terms significantly less favorable than used in the Company’s most recent impairment analysis, or changes in legislation surrounding a particular facility that could impact the Company’s ability to house certain types of inmates at such facility. Further, a substantial increase in the number of available beds at other facilities the Company owns, or in the marketplace, could lead to deterioration in market conditions and projected cash flows. Although they are not frequently received, an unsolicited offer to purchase any of the Company’s idle facilities, at amounts that are less than their carrying value could also cause the Company to reconsider the assumptions used in the most recent impairment analysis. The Company has identified marketing prospects to utilize each of the remaining currently idled facilities and does not see any catalysts that would result in a current impairment. However, the Company can provide no assurance that it will be able to secure management contracts to utilize its idle facilities, or that it will not incur impairment charges in the future. In all cases the projected undiscounted cash flows in our analysis as of December 31, 2012 substantially exceeded the carrying amounts of each facility.

The Company’s evaluations also take into consideration historical experience in securing new management contracts to utilize facilities that had been previously idled for periods comparable to or in excess of the periods the Company’s currently idle facilities have been idle. Such previously idle facilities are currently being operated under contracts that generate cash flows resulting in the recoverability of the net book value of the previously idled facilities by substantial amounts. Due to a variety of factors, the lead time to negotiate contracts with federal and state agencies to utilize idle bed capacity is generally lengthy which has historically resulted in periods of idleness similar to the ones the Company is currently experiencing. As a result of its analyses, the Company determined each of these assets to have recoverable values substantially in excess of the corresponding carrying values with the exception of one of its idle facilities in Brush, Colorado which was written down by $2.4 million in the fourth quarter of fiscal year 2012. This facility was written down to its land value as the Company had exhausted all avenues to market the facility.

By their nature, these estimates contain uncertainties with respect to the extent and timing of the respective cash flows due to potential delays or material changes to forecasted terms and conditions in contracts with prospective customers that could impact the estimate of projected cash flows. Notwithstanding the effects the current economy has had on the Company’s customers’ demand for prison beds in the short term which has led to its decision to idle certain facilities, the Company believes the long-term trends favor an increase in the utilization of its idle correctional facilities. This belief is also based on the Company’s experience in operating in recessionary environments and based on its experience in working with governmental agencies faced with significant budgetary challenges which is a primary contributing factor to the lack of appropriated funding to build new bed capacity by federal and state agencies.

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

Goodwill and Other Intangible Assets

Goodwill

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company’s goodwill is not amortized and is tested for impairment annually on the first day of the fourth fiscal quarter, and whenever events or circumstances arise that indicate impairment may have occurred. Impairment testing is performed for all reporting units that contain goodwill. The reporting unit is the same as the reporting segment for U.S. Corrections & Detention and is at the operating segment level for GEO Community Services. The Company has identified its reporting units based on the criteria management uses to make key decisions about the business. On the measurement date of October 1, 2012, the Company’s management elected to qualitatively asses the Company’s goodwill for impairment for certain of its reporting units, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08. For certain of its other reporting units, the Company elected to quantitatively assess the Company’s goodwill for impairment as discussed further below. Under provisions of the qualitative analysis, when testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of the two-step impairment test by calculating the fair value of the reporting unit, using a discounted cash flow method, and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The qualitative factors used by the Company’s management to determine the likelihood that the fair value of the reporting unit is less than the carrying amount include, among other things, a review of overall economic conditions and their current and future impact on the Company’s existing business, the Company’s financial performance, industry outlook and market competition.

For the reporting units that the Company elected to quantitatively assess the goodwill for impairment, the Company used a third party valuation firm to determine the estimated fair value of the reporting units using a discounted cash flow and other valuation models. Growth rates for sales and profits are determined using inputs from the Company’s long term planning process. The Company also makes estimates for discount rates and other factors based on market conditions, historical experience and other economic factors. Changes in these factors could significantly impact the fair value of the reporting unit. During the year, the Company’s management monitors the actual performance of the business relative to the fair value assumptions used during the prior year annual impairment test and updates its annual impairment test, if needed, to determine the likelihood that the goodwill has been impaired. With respect to the reporting units that were assessed qualitatively, management determined that it was more likely than not that the fair values of the reporting units exceeded their carrying values. With respect to the reporting units that were assessed quantitatively, management did not identify any impairment in the carrying value of the Company’s goodwill.

Other Intangible Assets

The Company has also recorded other finite and indefinite lived intangible assets as a result of previously completed business combinations. Other acquired finite and indefinite lived intangible assets are recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. The Company’s intangible assets include facility management contracts, non-compete agreements, the BI trade name and technology. The facility management contracts represent customer relationships in the form of management contracts acquired at the time of each business combination; the non-compete agreements represent the estimated value of contractually restricting certain employees from competing with the Company; the value of BI’s trade name represents, among other intangible benefits, name recognition to its customers and intellectual property rights; and the acquired technology represents BI’s innovation with respect to its GPS tracking monitoring, radio frequency monitoring, voice verification monitoring and alcohol compliance systems. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. The Company currently amortizes its acquired facility management contracts over periods ranging from three to eighteen years, its covenants not to compete over one to four years, and its acquired technology over seven years. There is no residual value associated with the Company’s finite-lived intangible assets. The Company reviews its finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company does not amortize its indefinite lived intangible assets. The Company reviews its indefinite lived intangible assets annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. These reviews resulted in no impairment to the carrying value of the indefinite lived intangible assets for all periods presented. The Company records the costs associated with renewal and extension of facility management contracts as expenses in the period they are incurred.

Debt Issuance Costs

Debt issuance costs, net of accumulated amortization of $9.8 million and $5.3 million, totaling $23.4 million and $26.6 million at December 31, 2012 and January 1, 2012, respectively, are included in other non-current assets in the consolidated balance sheets and are amortized to interest expense using the effective interest method over the term of the related debt.

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

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a 10-year term and are non-recourse to the Company. At the end of the 10-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of December 31, 2012 and January 1, 2012 was $25.8 million and $26.4 million, respectively, and is included in Property and Equipment in the accompanying consolidated balance sheets.

MCF was created in August 2001 as a special limited partnership for the purpose of acquiring, owning, leasing and operating low to medium security adult and juvenile correction and treatment facilities. At its inception, MCF purchased assets representing eleven facilities from certain wholly owned subsidiaries of Cornell Companies, Inc. (“Cornell”), a wholly owned GEO subsidiary, and leased those assets back to Cornell under a Master Lease Agreement (the “Lease”). These assets were purchased from Cornell using proceeds from the 8.47% Revenue Bonds due 2016 (the “MCF bonds”). Under the terms of the Lease, the Company would lease the assets for the remainder of the 20-year base term, which was scheduled to end in 2021, and had options at its sole discretion to renew the Lease for up to approximately 25 additional years. Prior to the transaction discussed below, MCF’s sole source of revenue was from the Company and as such the Company had the power to direct the activities of the VIE that most significantly impacted its performance. The Company’s risk was generally limited to the rental obligations under the operating leases. This entity was included in the accompanying consolidated financial statements as a VIE through August 31, 2012. The non-controlling interests were also included in the accompanying consolidated financial statements through August 31, 2012. Upon the purchase of the ownership interests in MCF as discussed below, MCF is no longer a VIE but is still included in the accompanying consolidated financial statements and all intercompany transactions are eliminated in consolidation.

On August 31, 2012, the Company purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. After the purchase, the Company redeemed the MCF bonds. Refer to Note 15—Debt. As the transaction increased GEO’s ownership interest in MCF, from 0% to 100%, and GEO retained its controlling interest in MCF, the purchase of the partnership interests has been accounted for as an equity transaction with additional paid-in capital adjusted for the difference between the August 31, 2012 balance of the non-controlling interest in MCF of $8.1 million and the $35.2 million consideration paid, net of MCF deferred tax assets of $10.0 million, with no gain or loss recorded in consolidated net income or comprehensive income. Refer to Note 3—Shareholders’ Equity. The Company incurred costs related to the purchase of the ownership interests of MCF of $1.6 million for the fiscal year ended December 31, 2012. These costs were expensed as incurred and included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $7.8 million at December 31, 2012 and its guarantees related to SACS are discussed in Note 15—Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12.0 million, or $19.4 million, based on exchange rates in effect as of December 31, 2012, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of December 31, 2012, $19.6 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011.

Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“exit price”). The Company carries certain of its assets and liabilities at fair value, measured on a recurring basis, in the accompanying consolidated balance sheets. The Company also has certain assets and liabilities which are not carried at fair value in its accompanying balance sheets and discloses the fair value measurements compared to the carrying values as of each balance sheet date. The Company’s fair value measurements are disclosed in Note 12—Financial Instruments and Note 13—Fair Value of Assets and Liabilities. The Company establishes fair value of its assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability. The Company recognizes transfers between Levels 1, 2 and 3 as of the actual date of the event or change in circumstances that cause the transfer.

Revenue Recognition

Facility management revenues are recognized as services are provided under facility management contracts with approved government appropriations based on a net rate per day per inmate or on a fixed monthly rate, as applicable. A limited number of the Company’s contracts have provisions upon which a small portion of the revenue for the contract is based on the performance of certain targets. Revenue based on the performance of certain targets is less than 1% of the Company’s consolidated annual revenues. These performance targets are based on specific criteria to be met over specific periods of time. Such criteria includes the Company’s ability to achieve certain contractual benchmarks relative to the quality of service it provides, non-occurrence of certain disruptive events, effectiveness of its quality control programs and its responsiveness to customer requirements and concerns. For the limited number of contracts where revenue is based on the performance of certain targets, revenue is either (i) recorded pro rata when revenue is fixed and determinable or (ii) recorded when the specified time period lapses. In many instances, the Company is a party to more than one contract with a single entity. In these instances, each contract is accounted for separately. The Company has not recorded any revenue that is at risk due to future performance contingencies.

Construction revenues are recognized from the Company’s contracts with certain customers to perform construction and design services (“project development services”) for various facilities. In these instances, the Company acts as the primary developer and subcontracts with bonded National and/or Regional Design Build Contractors. These construction revenues are recognized as earned on a percentage of completion basis measured by the percentage of costs incurred to date as compared to the estimated total cost for each contract. Provisions for estimated losses on uncompleted contracts and changes to cost estimates are made in the period in which the Company determines that such losses and changes are probable. Typically, the Company enters into fixed price contracts and does not perform additional work unless approved change orders are in place. Costs attributable to unapproved change orders are expensed in the period in which the costs are incurred if the Company believes that it is not probable that the costs will be recovered through a change in the contract price. If the Company believes that it is probable that the costs will be recovered through a change in the contract price, costs related to unapproved change orders are expensed in the period in which they are incurred, and contract revenue is recognized to the extent of the costs incurred. Revenue in excess of the costs attributable to unapproved change orders is not recognized until the change order is approved. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. For the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, there have been no changes in job performance, job conditions and estimated profitability that would require a revision to the estimated costs and income related to project development services. As the primary contractor, the Company is exposed to the various risks associated with construction, including the risk of cost overruns. Accordingly, the Company records its construction revenue on a gross basis and includes the related cost of construction activities in Operating Expenses.

When evaluating multiple element arrangements for certain contracts where the Company provides project development services to its clients in addition to standard management services, the Company follows revenue recognition guidance for multiple element arrangements. This revenue recognition guidance related to multiple deliverables in an arrangement provides guidance on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting and if the arrangement is determined to have separate units, how to allocate amounts received in the arrangement for revenue recognition purposes. In instances where the Company provides these project development services and subsequent management services, generally, the arrangement results in no delivered elements at the onset of the agreement. The elements are delivered over the contract period as the project development and management services are performed. Project development services are not provided separately to a customer without a management contract. One of the Company’s wholly-owned subsidiaries, BI, periodically sells its monitoring equipment and other services together in multiple-element arrangements. In such cases, the Company allocates revenue on the basis of the relative selling price of the delivered and undelivered elements. The selling price for each of the elements is estimated based on the price the Company charges when the elements are sold on a stand alone basis.

Lease Revenue

The Company leases one of its owned facilities to an unrelated party. The lease has a term of ten years and expires in January 2018 with an option to extend for up to three additional five-year terms. The carrying value of this leased facility as of December 31, 2012 and January 1, 2012 was $34.3 million and $35.2 million, respectively, net of accumulated depreciation of $4.9 million and $4.1 million, respectively. Rental income, included in Revenues, received on this lease for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011 was $4.5 million for each period. Future minimum rentals on this lease are as follows:

Annual Rental
Fiscal Year	(In thousands)
2013	$4,625
2014	4,764
2015	4,907
2016	5,054
2017	5,206
Thereafter	351

$24,907

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2012, the Company has reversed certain deferred tax assets and liabilities related to its REIT activities (Refer to Note 18- Income Taxes). Effective January 1, 2013, as a REIT that plans to distribute 100% of its taxable income to shareholders, the Company does not expect to pay federal income taxes at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. Since the Company does not expect to pay taxes on its REIT taxable income, it does not expect to be able to recognize such net deferred tax assets and liabilities.

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

Additionally, the Company must use significant judgment in addressing uncertainties in the application of complex tax laws and regulations. If actual circumstances differ from the Company’s assumptions, adjustments to the carrying value of deferred tax assets or liabilities may be required, which may result in an adverse impact on the results of its operations and its effective tax rate. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. The Company has not made any significant changes to the way it accounts for its deferred tax assets and liabilities in any year presented in the consolidated financial statements, with the exception of the reversal of certain deferred tax assets and liabilities related to its REIT activities. Based on its estimate of future earnings and its favorable earnings history, the Company currently expects full realization of the deferred tax assets net of any recorded valuation allowances. Furthermore, tax positions taken by the Company may not be fully sustained upon examination by the taxing authorities. In determining the adequacy of our provision (benefit) for income taxes, potential settlement outcomes resulting from income tax examinations are regularly assessed. As such, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty.

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

The Company currently maintains a general liability policy and excess liability policies with total limits of $67.0 million per occurrence and in the aggregate covering the operations of U.S. Corrections & Detention, GEO Community Services’ community based services, GEO Community Services’ youth services and BI. The Company has a claims-made liability insurance program with a specific loss limit of $35.0 million per occurrence and in the aggregate related to medical professional liability claims arising out of correctional healthcare services. The Company is uninsured for any claims in excess of these limits. We also maintain insurance to cover property and other casualty risks including, workers’ compensation, environmental liability and automobile liability.

For most casualty insurance policies, the Company carries substantial deductibles or self-insured retentions of $3.0 million per occurrence for general liability and medical professional liability, $2.0 million per occurrence for workers’ compensation and $1.0 million per occurrence for automobile liability. In addition, certain of the Company’s facilities located in Florida and other high-risk hurricane areas carry substantial windstorm deductibles. Since hurricanes are considered unpredictable future events, no reserves have been established to pre-fund for potential windstorm damage. Limited commercial availability of certain types of insurance relating to windstorm exposure in coastal areas and earthquake exposure mainly in California and the Pacific Northwest may prevent the Company from insuring some of its facilities to full replacement value.

With respect to operations in South Africa, the United Kingdom and Australia, the Company utilizes a combination of locally-procured insurance and global policies to meet contractual insurance requirements and protect the Company. In addition to these policies, the Company’s Australian subsidiary carries tail insurance on a general liability policy related to a discontinued contract.

Of the reserves discussed above, the Company’s most significant insurance reserves relate to workers’ compensation, general liability and auto claims. These reserves are undiscounted and were $45.1 million and $45.3 million as of December 31, 2012 and January 1, 2012, respectively, and are included in accrued expenses in the accompanying balance sheets. The Company uses statistical and actuarial methods to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, the Company considers such factors as historical frequency and severity of claims at each of its facilities, claim development, payment patterns and changes in the nature of its business, among other factors. Such factors are analyzed for each of the Company’s business segments. The Company estimates may be impacted by such factors as increases in the market price for medical services and unpredictability of the size of jury awards. The Company also may experience variability between its estimates and the actual settlement due to limitations inherent in the estimation process, including its ability to estimate costs of processing and settling claims in a timely manner as well as its ability to accurately estimate the Company’s exposure at the onset of a claim. Because the Company has high deductible insurance policies, the amount of its insurance expense is dependent on its ability to control its claims experience. If actual losses related to insurance claims significantly differ from the Company’s estimates, its financial condition, results of operations and cash flows could be materially adversely impacted.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. The Company’s total comprehensive income is comprised of net income attributable to GEO, net income attributable to noncontrolling interests, foreign currency translation adjustments that arise from consolidating foreign operations that do not impact cash flows, net unrealized gains and/ or losses on derivative instruments, and pension liability adjustments in the consolidated statements of shareholders’ equity and comprehensive income.

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows:

	2012	2011
	(In thousands)
Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	$5,755	$4,078
Unrealized (loss)/gain on derivatives, net of tax	(457)	19
Pension adjustments, net of tax	(2,628)	(2,167)

Total	$2,670	$1,930

[1]	The foreign currency translation adjustment, net of tax, related to noncontrolling interests was not significant for the fiscal years ended December 31, 2012 or January 1, 2012.

Foreign Currency Translation

The Company’s foreign operations use their local currencies as their functional currencies. Assets and liabilities of the operations are translated at the exchange rates in effect on the balance sheet date and shareholders’ equity is translated at historical rates. Income statement items are translated at the average exchange rates for the year. The impact of fluctuations in foreign exchange currency rates for the Company’s international subsidiaries is recorded in other comprehensive income. The Company and its foreign subsidiaries also lend and borrow money to and from one another. These loans are measured initially in the functional currency of the recording entity using the exchange rate in effect on that day. At the balance sheet date, the Company adjusts these balances to reflect the then current exchange rate and records an unrealized translation gain or loss based on the change in foreign exchange currency rates.

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

Stock-Based Compensation Expense

The Company recognizes the cost of stock-based compensation awards based upon the grant date fair value of those awards. The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years ending 2012, 2011 and 2010:

	2012	2011	2010
Risk free interest rates	0.78%	2.06%	0.16%
Expected term	4-5 years	4-5 years	3 months
Expected volatility	40%	43%	43%
Expected dividend	3%	—	—

The Company uses historical data to estimate award exercises and employee terminations within the valuation model. The expected term of the awards represents the period of time that awards granted are expected to be outstanding and is based on historical data and expected holding periods. For awards granted as replacement stock options in connection with the Cornell Acquisition in 2010, the risk-free rate was based on the rate for three-month U.S. Treasury Bonds, which was consistent with the expected term of the award. For awards granted in 2012 and 2011, the risk-free rate was based on the rate for five-year U.S. Treasury Bonds, which is consistent with the expected term of the awards. During 2012, the Company began declaring quarterly dividends. The expected dividend rate for awards granted in 2012 was based on the Company’s expected future dividend yield prior to the REIT conversion and the effect of the Special Dividend. In connection with the divestiture of RTS (refer to Note 2—Discontinued Operations) and the stock component of the Special Dividend, the Company modified certain of its share-based payment awards as more fully discussed in Note 4—Equity Incentive Plans.

Treasury Stock

The Company accounts for repurchases of common stock using the cost method with common stock held in treasury classified as a reduction of shareholders’ equity in its consolidated balance sheets. Shares re-issued out of treasury are recorded based on a last-in first-out method.

Earnings Per Share

Basic earnings per share is computed by dividing the income from continuing operations attributable to GEO, and income (loss) from discontinued operations and net income attributable to GEO, by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles, Goodwill and Other, which is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of facts and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the carrying amount in accordance with Subtopic 350-30. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Discontinued Operations

Divestiture of RTS

On December 31, 2012, as a part of the Company’s restructuring steps allowing it to begin operating as a REIT beginning January 1, 2013, GEO completed the divestiture of all of its health care facility assets and related management contracts in the United States and Australia (RTS) to certain members of GEO’s management team and RTS executives (the “MBO Group”) for a gross purchase price of $36.0 million, inclusive of a working capital adjustment as defined in the purchase agreement between the MBO Group and the Company (the “Purchase Agreement”). As a result of the working capital adjustment, the net proceeds from the sale were approximately $33.3 million. Certain members of the MBO Group sold 295,959 shares of common stock back to the Company for a total price of $8.6 million which was used to fund a portion of the purchase price. Prior to the divestiture, RTS, excluding the correctional health care services business operating in the State of Victoria, Australia which was part of the International Services reporting segment, was an operating segment of the Company’s GEO Care reporting segment.

In accordance with the Purchase Agreement, the MBO Group will also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by RTS. In addition, the Purchase Agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined) are terminated up to one year following the divestiture. On December 12, 2012, the MBO Group formed a new entity, GEO Care Holdings LLC, for the sole purpose of acquiring RTS.

In connection with the RTS divestiture, the Company and GEO Care Holdings LLC entered into a Services Agreement pursuant to which the Company will provide business management services, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an initial annual fee of $1.8 million, payable in equal monthly installments (the “Services Agreement”). GEO Care Holdings LLC may terminate the Services Agreement at any time by paying a lump sum amount in cash equal to all remaining payments that would be required to be made to the Company during the five-year term, discounted to present value using a discount rate of 10%.

The Company and GEO Care Holdings LLC also executed a license agreement pursuant to which the Company will grant to GEO Care Holdings LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the RTS business in return for an annual fee of $0.4 million, payable in equal monthly installments (the “License Agreement”). GEO Care Holdings LLC may terminate the License Agreement at any time by paying a lump sum amount in cash equal to all remaining payments of the license fee during the five-year term, discounted to present value using a 10% discount rate.

Also, the Company and GEO Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between the Company and GEO Care Holdings LLC.

The disposal of RTS resulted in a loss in the overall customer relationship as no future significant cash flows will be generated for the Company by RTS and the Company will have no continuing involvement with RTS. The operating results of RTS and the loss on disposal have been classified in discontinued operations.

During the fourth quarter of 2012, the Company recorded $14.6 million, net of tax, related to the loss on divestiture of RTS. Included in the loss on divestiture is $2.1 million of direct expenses of the sale. Revenues related to the discontinued operations of RTS through its respective disposition date were $167.2 million for the fiscal year ended December 31, 2012, and $160.8 million and $148.8 million for the fiscal years ended, January 1, 2012, and January 2, 2011, respectively.

The following is a summary of the assets and liabilities of the discontinued operations of RTS as included in the accompanying consolidated balance sheet as of January 1, 2012 (in thousands):

Assets:
Accounts Receivable	$20,560
Property and equipment, net	16,950
Goodwill	17,770
Intangible Assets, Net	4,626
Other assets	4,410

Assets of discontinued operations	$64,316

Liabilities:
Accounts payable and accrued expenses	$2,443
Accrued Payroll	3,324
Other liabilities	2,312

Liabilities of discontinued operations	$8,079

U.S. Corrections & Detention

During the second fiscal quarter of 2012, the Company discontinued operations at certain of its domestic facilities further described below. The results of operations, net of taxes, and the assets and liabilities of these operations have been retrospectively reflected in the accompanying consolidated financial statements as discontinued operations for all prior periods presented.

On April 19, 2012, the Company announced its discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued all other management contracts with the State of Mississippi Department of Corrections (“MDOC”) including its managed-only contracts for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Revenues related to the discontinued operations of MDOC through their respective disposition dates were $24.5 million for the fiscal year ended December 31, 2012, and $44.9 million and $36.6 million for the fiscal years ended, January 1, 2012, and January 2, 2011, respectively

The loss of all management contracts with MDOC resulted in a loss in the overall customer relationship with MDOC as no future significant cash flows will be generated and the Company will have no continuing involvement with MDOC. As such, the results are classified in discontinued operations in accordance with our critical accounting policy Discontinued Operations.

Summarized financial information for discontinued operations included in the accompanying consolidated statements of comprehensive income is as follows:

	Fiscal Year Ended
	(in thousands)
	2012	2011	2010
Discontinued Operations:
Income from discontinued operations—RTS	$10,117	$9,416	$8,027
Income (loss) from discontinued operations—Mississippi	(3,881)	3,156	5,560
Loss on disposition of RTS	(24,701)	—	—
Income tax (benefit) provision	(7,805)	4,753	5,168

Net income (loss) from discontinued operations, net of taxes	$(10,660)	$7,819	$8,419

All income (loss) from the above noted discontinued operations included in the consolidated statements of comprehensive income is attributable to GEO.

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

In February 2012, the Board of Directors adopted a dividend policy. On August 7, 2012, the Board of Directors declared a dividend of $.20 per share to shareholders of record as of August 21, 2012 which was paid on September 7, 2012 for a total of $12.3 million. On October 31, 2012, the Board of Directors declared a cash dividend of $.20 per share to shareholders of record as of November 16, 2012 which was paid on November 30, 2012 for a total of $12.3 million.

On December 6, 2012, the Company announced the declaration by the Company’s Board of Directors of a Special Dividend of accumulated earnings and profits to shareholders of record as of December 12, 2012, with each shareholder having the right to elect cash or shares of common stock, except that GEO limited the amount of cash payable to the amount of cash paid pursuant to a lottery procedure plus 20% of the total dividend amount remaining after the lottery. The Special Dividend, amounting to $352.2 million, or $5.68 per share of common stock, was paid on December 31, 2012 to shareholders of record as of December 12, 2012. Pursuant to Special Dividend terms, the Company issued 9,688,568 shares of common stock out of its treasury shares and paid cash of $77.8 million. The amount of the stock portion of the Special Dividend included in the accompanying consolidated statements of shareholders’ equity was based on the average opening price per share of the Company’s common stock.

As a REIT, the Company will be required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). The Company intends to commence paying regular distributions in 2013 (Refer to Note 21-Subsequent Events). The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including, the Company’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt instruments, limitations on the Company’s ability to fund distributions using cash generated through our TRS and other factors that the Company’s Board of Directors may deem relevant.

The Company did not pay any cash dividends on its common stock during fiscal years 2011 or 2010.

Preferred Stock

In April 1994, the Company’s Board of Directors authorized 30 million shares of “blank check” preferred stock. The Board of Directors is authorized to determine the rights and privileges of any future issuance of preferred stock such as voting and dividend rights, liquidation privileges, redemption rights and conversion privileges.

Rights Agreement

On October 9, 2003, the Company entered into a rights agreement with EquiServe Trust Company, N.A., as rights agent. Under the terms of the rights agreement, each share of the Company’s common stock carries with it one preferred share purchase right. If the rights become exercisable pursuant to the rights agreement, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a fixed price, subject to adjustment. Until a right is exercised, the holder of the right has no right to vote or receive dividends or any other rights as a shareholder as a result of holding the right. The rights trade automatically with shares of our common stock, and may only be exercised in connection with certain attempts to acquire the Company. The rights are designed to protect the interests of the Company and its shareholders against coercive acquisition tactics and encourage potential acquirers to negotiate with our Board of Directors before attempting an acquisition. The rights may, but are not intended to, deter acquisition proposals that may be in the best interests of the Company’s shareholders.

Stock Repurchases

On February 22, 2010, the Company announced that its Board of Directors approved a stock repurchase program for up to $80.0 million of the Company’s common stock which was effective through March 31, 2011. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program also included repurchases from time to time from executive officers or directors of vested restricted stock. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock and could be suspended or extended at any time at the Company’s discretion. During the fiscal year ended January 2, 2011, the Company completed the program and purchased 4.0 million shares of its common stock at a cost of $80.0 million using cash on hand and cash flow from operating activities. Of the aggregate 4.0 million shares repurchased during the fiscal year ended January 2, 2011, 1.1 million shares were repurchased from executive officers and directors at an aggregate cost of $22.3 million. Also during the fiscal year ended January 2, 2011, the Company repurchased 0.3 million shares of common stock from certain directors for an aggregate cost of $7.1 million. These shares were retired by the Company immediately upon repurchase.

On July 14, 2011, the Company announced that its Board of Directors approved a stock repurchase program of up to $100.0 million of its common stock effective through December 31, 2012. The stock repurchase program was funded primarily with cash on hand, free cash flow, and borrowings under the Company’s Revolving Credit Facility. The stock repurchase program was implemented through purchases made from time to time in the open market or in privately negotiated transactions, in accordance with applicable securities and stock exchange requirements. The program also allowed for repurchases from time to time from executive officers. The stock repurchase program did not obligate the Company to purchase any specific amount of its common stock. During the fiscal year ended December 31, 2012, the Company purchased 297,741 shares of its common stock at a cost of $8.7 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. All of the shares repurchased during the fiscal year ended December 31, 2012 were from executive officers, directors and certain senior employees. Of the total shares purchased during fiscal year 2012, 295,959 shares of common stock at a cost of $8.6 million were purchased from certain members of GEO’s management team in connection with the divestiture of RTS. Refer to Note 2—Discontinued Operations. During fiscal year 2012 the Company repurchased and retired 57,457 shares of fully vested employee equity awards. During the fiscal year ended January 1, 2012, the Company purchased approximately 3.9 million shares of its common stock at a cost of $75.0 million primarily purchased with proceeds from the Company’s Revolving Credit Facility. All of the repurchases made during 2012 and 2011 were deposited into treasury and restricted for future use. The stock repurchase program expired on December 31, 2012.

Noncontrolling Interests

Upon acquisition of Cornell in August 2010, the Company assumed MCF as a variable interest entity and allocated a portion of the purchase price to the noncontrolling interest based on the estimated fair value of MCF. The noncontrolling interest in MCF represented 100% of the equity in MCF which was contributed by its partners at inception in 2001. The Company recorded the results of operations and financial position of MCF as noncontrolling interest in its consolidated financial statements through August 31, 2012. As further discussed in Note 1—Summary of Business Organization, Operations and Significant Accounting Policies under Variable Interest Entities, effective August 31, 2012, the Company purchased 100% of the partnership interests of MCF. In connection with the transaction, the noncontrolling interest was reclassified to additional paid-in-capital. During the fiscal years ended December 31, 2012 and January 1, 2012, $5.8 million and $4.0 million in cash distributions were made to the partners of MCF, respectively.

The Company includes the results of operations and financial position of South African Custodial Management Pty. Limited (“SACM” or the “joint venture”), its majority-owned subsidiary, in its consolidated financial statements. SACM was established in 2001 to operate correctional centers in South Africa. The joint venture currently provides security and other management services for the Kutama Sinthumule Correctional Centre in the Republic of South Africa under a 25-year management contract which commenced in February 2002. The Company’s and the second joint venture partner’s shares in the profits of the joint venture are 88.75% and 11.25%, respectively. There were no changes in the Company’s ownership percentage of the consolidated subsidiary during the fiscal years ended December 31, 2012, January 1, 2012 or January 2, 2011. There were no contributions from owners or distributions to owners in the fiscal years ended December 31, 2012, January 1, 2012 or January 2, 2011.

4. Equity Incentive Plans

The Company had awards outstanding under four equity compensation plans at December 31, 2012: The Wackenhut Corrections Corporation 1994 Stock Option Plan (the “1994 Plan”); the 1995 Non-Employee Director Stock Option Plan (the “1995 Plan”); the Wackenhut Corrections Corporation 1999 Stock Option Plan (the “1999 Plan”); and The GEO Group, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 1994 Plan, the 1995 Plan and the 1999 Plan, the “Company Plans”).

On August 12, 2010, the Company’s Board of Directors adopted and its shareholders approved an amendment to the 2006 Plan to increase the number of shares of common stock subject to awards under the 2006 Plan by 2,000,000 shares from 2,400,000 to 4,400,000 shares of common stock. On February 16, 2011, the Company’s Board of Directors approved Amendment No. 1 to the 2006 Plan to provide that of the 2,000,000 additional shares of Common Stock that were authorized to be issued pursuant to awards granted under the 2006 Plan, up to 1,083,000 of such shares may be issued in connection with awards, other than stock options and stock appreciation rights, that are settled in common stock. The 2006 Plan, as amended, specifies that up to 2,166,000 of such total shares pursuant to awards granted under the plan may constitute awards other than stock options and stock appreciation rights, including shares of restricted stock. As of December 31, 2012, under the 2006 Plan, the Company had 1,946,417 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 656,804 shares were available for the issuance of awards other than stock options. See Restricted Stock below for further discussion.

On February 4, 2013, the Compensation Committee resolved to increase the number of shares of common stock subject to awards under the 2006 Plan from 4,400,000 to 5,087,385 shares of common stock.

Under the terms of the Company Plans, the vesting period and, in the case of stock options, the exercise price per share, are determined by the terms of each plan. All stock options that have been granted under the Company Plans are exercisable at the fair market value of the common stock at the date of the grant. Generally, the stock options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. However, the Board of Directors has exercised its discretion to grant stock options that vest 100% immediately for the Chief Executive Officer. In addition, stock options granted to non-employee directors under the 1995 Plan became exercisable immediately. All stock options awarded under the Company Plans expire no later than ten years after the date of the grant. When options are exercised, the Company issues shares related to exercised options out of common stock.

Award Modifications

In connection with the divestiture of RTS (Refer to Note 2—Discontinued Operations), all employees of RTS terminated their employment with GEO effective December 31, 2012. Nineteen of these employees had 24,100 unvested options and 8,375 unvested shares of restricted stock from previously granted GEO share-based awards. The Compensation Committee of the Board of Directors resolved on December 11, 2012 to accelerate the vesting of these awards and the Company recorded a compensation charge of approximately $0.3 million.

In connection with mandatory anti-dilution provisions of GEO’s equity incentive plans, as it pertains to the Special Dividend, an adjustment was made to all options outstanding on December 31, 2012 to (i) increase the number of shares subject to an option by multiplying the number of shares by 1.156 (the “Adjustment Factor”) and (ii) reduce the exercise price per share of common stock subject to the options by dividing the initial exercise price by the Adjustment Factor. The Adjustment Factor was determined by the percentage increase in the Company’s common stock in connection with the stock portion of the Special Dividend. The adjustment affected all GEO employees who had outstanding option grants on December 31, 2012 (313 employees) and resulted in approximately 0.2 million of incremental options awarded. As the adjustment was designed to equalize the fair value of the option award for the stock portion of the Special Dividend and the Company Plans included an anti-dilution provision, there was no incremental compensation cost resulting from the incremental options awarded.

The Company recognized compensation expense related to the Company Plans for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011 as follows (in thousands):

	2012	2011	2010
Stock option plan expense	$2,539	$2,681	$1,378
Restricted stock expense	$4,449	$3,432	$3,261

Additional tax benefits realized from tax deductions associated with the exercise of stock options and the vesting of restricted stock activity for 2012, 2011 and 2010 totaled $0.6 million, $0.5 million and $3.9 million, respectively.

Stock Options

A summary of the activity of the Company’s stock options plans is presented below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding at January 1, 2012 [1]	1,601	$19.44	6.73	$2,778
Granted [2]	96	22.30
Exercised [1]	(593)	15.65
Forfeited/Canceled [1]	(73)	22.93
Incremental shares granted due to anti-dilution provision existing in the compensation plans	167	—

Options outstanding at December 31, 2012 [2]	1,198	$18.92	6.85	$11,090

Options vested and expected to vest at December 31, 2012 [2]	1,153	$18.90	6.79	$10,785

Options exercisable at December 31, 2012 [2]	722	$17.51	5.95	$7,694

[1]	Weighted Average Exercise Price reflects initial exercise price and has not been adjusted in the table above for the Adjustment Factor in connection with the Special Dividend.
[2]	Weighted Average Exercise Price reflects the Adjustment Factor in connection with the Special Dividend.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal year 2012 and the exercise price, times the number of shares that are “in the money”) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair value of the Company’s stock.

The following table summarizes information relative to stock option activity during the Company’s fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011 (in thousands):

	2012	2011	2010
Intrinsic value of options exercised	$7,051	$4,718	$21,095
Fair value of shares vested	$2,062	$2,358	$2,054

The following table summarizes information about the exercise prices and related information of stock options outstanding under the Company Plans at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
	(In thousands)
3.17 – 5.26	29	1.0	$4.55	30	1.0	$4.55
6.66 – 13.72	46	2.42	9.15	45	2.33	9.03
14.44 – 22.26	1,021	6.97	19.44	629	6.37	18.59
22.30 – 24.61	102	9.35	22.32	18	8.10	22.36

Total	1,198	6.8	$18.92	722	5.95	$17.51

The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2012 and January 1, 2012 and January 2, 2011 was $6.81, $9.75 and $6.73 per share, respectively.

The following table summarizes the status of non-vested stock options as of January 1, 2012 and changes during the fiscal year ending December 31, 2012:

	Number of Shares	Wtd. Avg. Grant Date Fair Value
	(In thousands)
Options non-vested at January 1, 2012	605	$8.99
Granted	96	6.81
Vested	(184)	8.32
Forfeited	(41)	8.96

Options non-vested at December 31, 2012	476	$8.89

As of December 31, 2012, the Company had $2.7 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.0.

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

A summary of the activity of restricted stock is as follows:

	Shares	Wtd. Avg. Grant date Fair value
	(In thousands)
Restricted stock outstanding at January 1, 2012	442	$23.32
Granted	315	18.40
Vested	(145)	23.28
Forfeited/Canceled	(28)	22.79

Restricted stock outstanding at December 31, 2012	584	$20.98

During the fiscal year ended December 31, 2012, the Company granted 315,000 shares of restricted stock to its executives and to certain senior employees. Of these awards, 205,000 are performance based awards which will be forfeited if the Company does not achieve certain annual metrics during fiscal years 2012, 2013 and 2014. These performance based awards, which were previously granted on March 12, 2012 to certain executive officers and senior employees, were canceled and new performance based awards were granted on July 20, 2012 in connection with a resolution by the Compensation Committee of the Board of Directors to revise the performance metrics used from targeted revenues to multiple metrics, which include earnings-per-share performance and return on capital employed results. These new restricted awards granted on July 20, 2012 were to the same executive officers and senior employees covering the same number of shares of restricted stock as were granted in March 2012.

The vesting of these new restricted stock grants will be subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during years 2012, 2013 and 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2012, 2013 and 2014. Based on the terms of the agreement, there was no incremental compensation cost related to the modified awards. The Company achieved the annual performance metrics in 2012.

For performance based awards granted prior to July 20, 2012, these grants vested over a three year period from the date of the award if the previous metric, targeted revenue, was achieved. The aggregate fair value of the awards issued during the fiscal year ended December 31, 2012 and the fiscal year ended January 1, 2012, based on the closing price of the Company’s common stock on the respective grant dates, was $5.8 million and $9.3 million, respectively.

See discussion of a modification to accelerate the vesting of restricted stock awards for certain employees in connection with the divestiture of RTS discussed above under Award Modifications.

As of December 31, 2012, the Company had $8.3 million of unrecognized compensation expense that is expected to be recognized over a weighted average period of 2.2 years.

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

The Plan, which was approved by the Company’s shareholders on May 4, 2012, specifies that the pre-shareholder approval period began on July 9, 2011 with shares being purchased on June 29, 2012. During the pre-shareholder approval periods, which ended on June 29, 2012, the Plan was considered to be compensatory due to an option feature contained in the Plan during that period. Stock-based compensation recorded during the pre-shareholder approval period was not significant. During the post-shareholder approval periods, the Plan no longer contains an option feature and therefore is considered to be non-compensatory. As such, no compensation expense has been recorded during the post-shareholder approval periods. Share purchases for the post-shareholder approval offering periods begin on the last day of each month. During the year ended December 31, 2012, 22,760 shares were issued out of the Company’s treasury stock in connection with the Plan. The Company offered up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

5. Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011 as follows:

Fiscal Year	2012	2011	2010
	(In thousands, except per share data)
Income from continuing operations	$144,558	$69,644	$54,371
Loss attributable to noncontrolling interests	852	1,162	678

Income from continuing operations attributable to The GEO Group, Inc.	$145,410	$70,806	$55,049
Basic earnings per share:
Weighted average shares outstanding	60,934	63,425	55,379

Per share amount from continuing operations:	$2.37	$1.10	$0.98

Per share amount from continuing operations attributable to The GEO Group, Inc.:	$2.39	$1.12	$0.99

Diluted earnings per share:
Weighted average shares outstanding	60,934	63,425	55,379
Diluted effect of equity incentive plans	331	315	610

Weighted average shares assuming dilution	61,265	63,740	55,989

Per share amount from continuing operations:	$2.36	$1.09	$0.97

Per share amount from continuing operations attributable to The GEO Group, Inc.:	$2.37	$1.11	$0.98

As discussed in Note 3—Shareholders’ Equity, on December 31, 2012, GEO paid a Special Dividend in connection with its conversion to a REIT. The shareholders were allowed to elect to receive their entire payment of the special dividend in either cash or in shares of common stock, except that GEO placed a limit on the aggregate amount of cash payable to the shareholders.

Under ASC 505, Equity and ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force, a distribution that allows shareholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively. As such, the stock portion of the Special Dividend is presented prospectively in basic and diluted earnings per share as presented above and was not presented retroactively for all periods presented.

For the fiscal year ended December 31, 2012, 62,769 weighted average shares of stock underlying options were excluded from the computation of diluted EPS because the effect would be anti-dilutive. No shares of restricted stock were anti-dilutive.

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

6. Business Combinations

Acquisition of BII Holding

On February 10, 2011, the Company completed its acquisition of B.I. Incorporated (“BI”), pursuant to an Agreement and Plan of Merger, dated as of December 21, 2010 (the “Merger Agreement”), among GEO, BII Holding (“BII Holding”), a Delaware corporation, which owns BI, GEO Acquisition IV, Inc., a Delaware corporation and wholly-owned subsidiary of GEO (“Merger Sub”), BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P (the “BI Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into BII Holding, with BII Holding emerging as the surviving corporation of the merger. As a result of the BI Acquisition, the Company paid merger consideration of $409.6 million in cash, net of cash acquired of $9.7 million, excluding transaction related expenses and any potential adjustments, for 100% of BI’s outstanding common stock. In connection with the BI Acquisition and included in general and administrative expenses, the Company incurred $4.3 million in nonrecurring acquisition related costs for the fiscal year ended January 1, 2012. The Company does not believe that any of the goodwill recorded as a result of the BI Acquisition will be deductible for federal income tax purposes.

The Company believes its acquisition of BI provides it with the ability to offer turn-key solutions to its customers in managing the full lifecycle of an offender from arraignment to reintegration into the community, which the Company refers to as the corrections lifecycle. Under the acquisition method of accounting, the purchase price for BI was allocated to BI’s net tangible and intangible assets based on their estimated fair values as of February 10, 2011, the date of closing and the date that the Company obtained control over BI. In order to determine the fair values of certain tangible and intangible assets acquired, the Company engaged a third party independent valuation specialist. For all other assets acquired and liabilities assumed, the recorded fair value was determined by the Company’s management and represents an estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

During the period ended January 1, 2012, the Company retroactively adjusted provisional amounts with respect to the BI Acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The purchase price allocation as of February 10, 2011 and as of January 1, 2012 and adjustments made to the estimated acquisition date fair values during the measurement period are as follows (in thousands):

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

Acquisition of Cornell Companies, Inc.

On August 12, 2010, the Company completed its acquisition of Cornell pursuant to a definitive merger agreement entered into on April 18, 2010, and amended on July 22, 2010, among the Company, GEO Acquisition III, Inc., and Cornell (the “Cornell Acquisition”). Under the terms of the merger agreement, the Company acquired 100% of the outstanding common stock of Cornell for aggregate consideration of $618.3 million. In connection with the acquisition, the Company acquired assets of $873.7 million (including goodwill recorded amounting to $196.4 million), liabilities of $234.7 million, and noncontrolling interest of $20.7 million. Of the goodwill recorded in relation to this acquisition, only $1.5 million of goodwill which resulted from a previous acquisition by Cornell, is deductible for federal income tax purposes; the remainder of goodwill is not deductible.

7. Property and Equipment

Property and equipment consist of the following at fiscal year end:

	Useful Life	2012	2011
	(Years)	(In thousands)
Land	—	$97,603	$97,406
Buildings and improvements	2 to 50	1,459,934	1,380,723
Leasehold improvements	1 to 29	257,848	253,492
Equipment	3 to 10	133,876	111,943
Furnitures, fixtures and computer software	1 to 7	29,018	22,002
Facility construction in progress		15,272	63,974

Total		$1,993,551	$1,929,540
Less accumulated depreciation and amortization		(306,392)	(241,184)

Property and equipment, net		$1,687,159	$1,688,356

The Company depreciates its leasehold improvements over the shorter of their estimated useful lives or the terms of the leases including renewal periods that are reasonably assured. The Company’s construction in progress primarily consists of facilities under construction that are owned by the Company. Interest capitalized in property and equipment was $1.2 million and $3.1 million for the fiscal years ended December 31, 2012 and January 1, 2012, respectively.

Depreciation expense was $72.2 million, $61.6 million and $37.7 million, respectively, for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively.

At December 31, 2012 and January 1, 2012, the Company had $18.2 million and $18.2 million of assets recorded under capital leases including $17.5 million related to buildings and improvements and $0.7 million related to equipment, furniture and fixtures. Capital leases are recorded net of accumulated amortization of $6.3 million and $5.5 million, at December 31, 2012 and January 1, 2012, respectively. Depreciation expense related to capital leases for the fiscal years ended December 31, 2012, January 1, 2012, and January 2, 2011 was $0.8 million, $0.8 million and $0.8 million, respectively, and is included in Depreciation and Amortization in the accompanying consolidated statements of comprehensive income.

8. Assets Held for Sale

As of December 31, 2012 and January 1, 2012, the Company’s Assets Held for Sale by reportable segment were as follows (in thousands):

	2012	2011
U.S. Corrections & Detention	$—	$3,455
GEO Community Services	3,243	908

Total	$3,243	$4,363

As of December 31, 2012, the Company has classified four facilities as available for sale in its consolidated balance sheet with GEO Community Services segment assets. One of these facilities, with a carrying value of $1.5 million was sold in January 2013 for $1.6 million, net of selling costs.

During the fiscal year ended December 31, 2012, the Company sold certain of its facilities previously classified as Assets Held for Sale as follows:

On August 12, 2010, the Company acquired the Baker Community Correctional Facility in connection with the Cornell Acquisition. This facility, an asset of the U.S. Corrections & Detention reportable segment, was classified as an Asset Held for Sale as of January 1, 2012, had a carrying value of $0.4 million and was sold in January 2012 for $0.4 million, net of selling costs.

On August 12, 2010, the Company acquired the Reality House Facility in connection with the Cornell Acquisition. This facility, an asset of the GEO Community Services reportable segment, was classified as an Asset Held For Sale as of January 1, 2012, had a carrying value of $0.1 million and was donated to a non-profit organization in September 2012.

On August 12, 2010, the Company acquired the Texas Adolescent Treatment Center in connection with the Cornell Acquisition. This facility, an asset of the GEO Community Services reportable segment, was classified as an Asset Held For Sale during 2012, had a carrying value of $4.5 million and was sold in September 2012 for $5.3 million, net of selling costs.

On March 17, 2008, the Company purchased its former Coke County Juvenile Justice Center. In October 2008, the Company classified this facility as an Asset Held for Sale. In December 2012, the Company donated this facility to a local municipality, which was included in the U.S. Corrections and Detention segment. The facility had a carrying value of $2.8 million prior to its donation.

During the fiscal year ended January 1, 2012, the Company sold certain of its facilities previously classified as Assets Held for Sale as follows:

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

9. Investment in Direct Finance Leases

The Company’s investment in direct finance leases relates to the financing and management of one Australian facility. The Company’s wholly-owned Australian subsidiary financed the facility’s development with long-term debt obligations, which are non-recourse to the Company.

The future minimum rentals to be received are as follows:

Fiscal Year	Annual Repayment
(In thousands)
2013	$8,747
2014	9,088
2015	9,688
2016	10,000
2017	2,893

Total minimum obligation	$40,416
Less unearned interest income	(7,760)
Less current portion of direct finance lease	(5,899)

Long term portion of investment in direct finance lease	$26,757

10. Derivative Financial Instruments

As of December 31, 2012, the Company had four interest rate swap agreements (the “Agreements”) in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due 2017 (“7 3/4% Senior Notes”) due to changes in underlying interest rates. The Agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair market value, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the Agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of currently between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net gains (loss), entirely offset by a corresponding increase (decrease) in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges was $(1.2) million, $4.1 million and $5.2 million in the fiscal periods ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively. As of December 31, 2012 and January 1, 2012, the fair value of the swap assets was $6.2 million and $7.4 million, respectively. There was no material ineffectiveness of these interest rate swaps during the fiscal periods ended December 31, 2012, January 1, 2012 and January 2, 2011. The fair value of the swap agreements are recorded in other non-current assets in the accompanying consolidated balance sheets.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on the variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of $50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt, to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total net unrealized gain (loss) recognized in the periods and recorded in accumulated other comprehensive income (loss), net of tax, related to this cash flow hedge was $(0.5) million, $(1.2) million and $(0.1) million for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively. The total value of the swap liability as of December 31, 2012 and January 1, 2012 was $(0.7) million and $0.0 million, respectively, and is recorded as a component of other liabilities in the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the fiscal periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

11. Goodwill and Other Intangible Assets, Net

Changes in the Company’s goodwill balances recognized during the fiscal years ended December 31, 2012 and January 2 1, 2012 were as follows (in thousands):

	January 1, 2012	Foreign currency translation	December 31, 2012
U.S. Corrections & Detention	$170,376	$—	$170,376
GEO Community Services	319,159	—	319,159
International Services	761	12	773

Total Goodwill	$490,296	$12	$490,308

	January 2, 2011	Acquisitions	Foreign currency translation	January 1, 2012
U.S. Corrections & Detention	$170,376	$—	$—	$170,376
GEO Community Services	47,686	271,473	—	319,159
International Services	762	—	(1)	761

Total Goodwill	$218,824	$271,473	$(1)	$490,296

Historically, goodwill included $17.8 million of goodwill related to RTS. In connection with the Company’s divestiture of RTS, the goodwill was included in loss from discontinued operations in the accompanying consolidated statement of comprehensive income for the fiscal year ended December 31, 2012. As of January 1, 2012 , goodwill related to RTS has been presented in Non-Current Assets of Discontinued Operations. Refer to Note 1—Summary of Business Organization, Operations and Significant Accounting Policies and Note 2—Discontinued Operations for additional information.

Intangible assets consisted of the following as of December 31, 2012 and January 1, 2012 (in thousands):

	December 31, 2012				January 1, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$151,913	$(33,141)	$118,772	$152,004	$(21,010)	$130,994
Covenants not to compete	2	8,570	(8,495)	75	8,570	(6,348)	2,222
Technology	7	21,200	(5,729)	15,471	21,200	(2,700)	18,500
Trade names	Indefinite	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets		$225,683	$(47,365)	$178,318	$225,774	$(30,058)	$195,716

The accounting for recognized intangible assets is based on the useful lives to the reporting entity. Intangible assets with finite useful lives are amortized over their useful lives and intangible assets with indefinite useful lives are not amortized. The Company estimates the useful lives of its intangible assets taking into consideration (i) the expected use of the asset by the Company, (ii) the expected useful lives of other related assets or groups of assets, (iii) legal or contractual limitations, (iv) the Company’s historical experience in renewing or extending similar arrangements, (v) the effects of obsolescence, demand, competition and other economic factors and (vi) the level of maintenance expenditures required to obtain the expected cash flows from the asset.

Historically, intangible assets included $3.8 million of facility management contracts related to RTS. In connection with the Company’s divestiture of RTS, the facility management contracts were included in loss from discontinued operations in the accompanying consolidated statement of comprehensive income for the fiscal year ended December 31, 2012. As of January 1, 2012, the intangible assets related to RTS have been presented in Non-Current Assets of Discontinued Operations. Refer to Note 1—Summary of Business Organization, Operations and Significant Accounting Policies and Note 2—Discontinued Operations for additional information.

Amortization expense was $18.1 million, $18.0 million and $4.8 million for the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively, and primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of December 31, 2012, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.18 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for fiscal year 2013 through fiscal year 2017 and thereafter is as follows (in thousands):

Fiscal Year	Total Expense Amortization
2013	$14,623
2014	14,547
2015	14,547
2016	14,547
2017	14,515
Thereafter	61,539

$134,318

12. Financial Instruments

The following table provides a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,212	$—	$6,212	$—
Restricted investments:
Guaranteed Investment Contract	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$—	$—	$—	$—
Rabbi Trust	$7,718	$7,718	$—	$—
Fixed income securities	$2,152	$—	$2,152	$—
Liabilities:
Interest rate swap derivative liability	$708	$—	$708	$—

		Fair Value Measurements at January 1, 2012
	Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$7,440	$—	$7,440	$—
Restricted investments:
Guaranteed Investment Contact	$5,742	$—	$5,742	$—
Guaranteed Repurchase Agreements	$33,821	$—	$33,821	$—
Rabbi Trust	$8,016	$5,898	$2,118	$—
Fixed income securities	$2,013	$—	$2,013	$—

The Company’s Level 1 investment relates to its rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. Although at January 1, 2012 a portion of the rabbi trust was considered a Level 2 investment, these contributions were primarily invested in mutual funds for which quoted market prices in active markets are available. The Company’s restricted investment in the rabbi trust is measured at fair value on a recurring basis. In connection with the divestiture of RTS, $1.9 million of the rabbi trust investment was included in the assets and liabilities sold. See Note 2—Discontinued Operations for additional information.

The Company’s Level 2 financial instruments included in the tables above as of December 31, 2012 and January 1, 2012 consist of all or a portion of the Company’s rabbi trust, an interest rate swap asset held by our Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC and a Guaranteed Repurchase Agreement (“Repo Agreement”) relative to MCF, the Company’s previously consolidated VIE. During the fiscal year ended January 1, 2012, MCF entered into the Repo Agreement to establish an investment for its debt service reserve fund and bond fund payment account. The Repo Agreement consisted of a guaranteed investment in the principal amount of $23.9 million related to the debt service reserve fund and a second guaranteed investment related to the bond fund payment account which was $9.9 million as of January 1, 2012. Both of these investments were restricted to eligible investments as defined in the 8.47% Revenue Bond indenture (refer to Note 15—Debt) and were to mature on August 1, 2016. On August 31, 2012, the Company closed on the purchase of MCF and in connection with the transaction, redeemed the MCF bonds and the Repo Agreement was terminated. Refer to Note 1—Variable Interest Entities for additional information. As of January 1, 2012, the Repo Agreement was included above as a Level 2 restricted investment since its fair value was based using market interest rates for similar securities. A portion of the rabbi trust as of January 1, 2012 was invested in interest bearing assets, such as long term bonds, which were valued using market interest rates for similar securities. The Australian subsidiary’s interest rate swap asset is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets and liabilities are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar instruments.

13. Fair Value of Assets and Liabilities

The Company’s consolidated balance sheets reflect certain financial instruments at carrying value. The following table presents the carrying values of those instruments and the corresponding fair values (in thousands):

	Estimated Fair Value Measurements at December 31, 2012
	Carrying Value as of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,755	$31,755	$31,755	$—	$—
Restricted cash	34,949	34,949	34,949	—	—
Liabilities:
Borrowings under Senior Credit Facility	$797,430	$803,097	$—	$803,097	$—
7 3/4% Senior Notes	247,543	270,313	—	270,313	—
6.625% Senior Notes	300,000	335,814	—	335,814	—
Non-recourse debt, Australian subsidiary	34,832	34,973	—	34,973	—
Other non-recourse debt, including current portion	88,650	91,345	—	91,345	—

	Estimated Fair Value Measurements at January 1, 2012
	Carrying Value as of January 1, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,377	$43,377	$43,377	$—	$—
Restricted cash	51,881	51,881	51,881	—	—
Liabilities:
Borrowings under Senior Credit Facility	$782,962	$785,917	$—	$785,917	$—
7 3/4% Senior Notes	247,141	262,033	—	262,033	—
6.625% Senior Notes	300,000	300,375	—	300,375	—
Non-recourse debt, Australian subsidiary	40,345	41,347	—	41,347	—
Other non-recourse debt, including current portion	201,453	206,712	—	206,712	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at December 31, 2012 and January 1, 2012 . Restricted cash consists of commercial paper used for payments on the Company’s non-recourse debt. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”) and the 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

14. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2012	2011
Accrued interest	$14,371	$18,072
Accrued bonus	11,762	8,849
Accrued insurance	52,593	52,437
Accrued property and other taxes	12,074	12,959
Construction retainage	293	8,247
Other	25,464	25,272

Total	$116,557	$125,836

15. Debt

Debt consisted of the following (in thousands):

	2012	2011
Senior Credit Facility:
Term loans	$563,625	$482,500
Discount on term loan	(1,195)	(1,538)
Revolver	235,000	302,000

Total Senior Credit Facility	$797,430	$782,962
6.625% Senior Notes:
Notes Due in 2021	$300,000	$300,000
7 3/4% Senior Notes:
Notes Due in 2017	$250,000	$250,000
Discount on Notes	(2,457)	(2,859)
Swap on Notes	6,212	7,411

Total 7 3/4% Senior Notes	$253,755	$254,552
Non-Recourse Debt :
Non-Recourse Debt	$124,947	$235,430
Premium on Non-Recourse Debt	—	8,304
Discount on Non-Recourse Debt	(1,465)	(1,936)

Total Non-Recourse Debt	123,482	241,798

Capital Lease Obligations	12,994	14,135
Other debt	512	870

Total debt	$1,488,173	$1,594,317

Current portion of capital lease obligations, long-term debt and non-recourse debt	(53,882)	(53,653)
Capital Lease Obligations, long-term portion	(11,926)	(13,064)
Non-Recourse Debt	(104,836)	(208,532)

Long-Term Debt	$1,317,529	$1,319,068

Senior Credit Facility

On August 4, 2010, the Company terminated its Third Amended and Restated Credit Agreement (“Prior Senior Credit Agreement”) and entered into a new Credit Agreement (the “Senior Credit Facility”), by and among GEO, as Borrower, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto. On August 4, 2010, the Company borrowed approximately $280.0 million in aggregate proceeds from the Term Loan B and the Revolver primarily to repay existing borrowings and accrued interest under its Prior Senior Credit Agreement of $267.7 million and also used $6.7 million for financing fees related to the Senior Credit Facility. The Company received, as cash, the remaining proceeds of $3.2 million. The Company had accounted for the termination of its Prior Senior Credit Agreement as an extinguishment of debt. In connection with repayment of all outstanding borrowings and the termination of the Prior Senior Credit Agreement, the Company wrote-off $7.9 million of associated deferred financing fees in its third fiscal quarter of 2010. On August 12, 2010, in connection with the Cornell Acquisition, the Company used aggregate proceeds of $290.0 million from the Term Loan A and the Revolver primarily to repay Cornell’s obligations plus accrued interest under its revolving line of credit due December 2011 of $67.5 million, to repay its obligations plus accrued interest under the existing 10.75% senior notes due July 2012 of $114.4 million, to pay $14.0 million in transaction costs and to pay the cash component of the merger consideration of $84.9 million.

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

On August 30, 2012, the Company entered into Amendment No. 3, dated as of August 30, 2012, to the Credit Agreement dated as of August 4, 2010, by and among the Company, the guarantors party thereto and BNP Paribas, as administrative agent. Amendment No. 3, among other things, reset the Company’s restricted payment basket to $50 million and increased the Pro Forma Senior Secured Leverage Ratio test to 2.75 to 1.00 from 2.50 to 1.00. Additionally, Amendment No. 3 provided that the aggregate principal amount of all incremental loan commitments established after August 30, 2012 plus the aggregate principal amount of all revolving credit commitment increases obtained after August 30, 2012 shall not exceed $250,000,000.

Also on August 30, 2012, GEO entered into the Series A-3 Incremental Loan Agreement dated as of August 30, 2012, by and among the Company, the lenders party thereto and BNP Paribas, as administrative agent (“Term Loan A-3”). Under the terms of the Term Loan A-3, the Company borrowed an aggregate principal amount of $100,000,000 to fund the purchase price for the acquisition by the Company of all of the outstanding partnership interests in Municipal Corrections Finance L.P. (“MCF”), redeem the 8.47% Taxable Revenue Bonds, Series 2001, due August 1, 2016 issued by MCF (the “MCF Bonds”) and pay fees, commissions, costs and expenses relating to the foregoing on September 4, 2012. The new incremental term loan bears interest at the same rate as the Company’s existing Tranche A Term Loans at LIBOR plus 2.75% and matures in August 2015.

On December 14, 2012, the Company entered into Amendment No. 4, to the Credit Agreement dated as of August 4, 2010, by and among the Company, the guarantors party thereto and BNP Paribas, as administrative agent. Amendment No. 4 amends a number of provisions in the Credit Agreement, as amended, for the purpose of providing the Company with flexibility in connection with its decision to take all steps necessary to operate as a REIT as of January 1, 2013. Refer to Note 1—Summary of Business Organization, Operations and Significant Accounting Policies. Amendment No. 4, among other things, amends the definition of EBITDA in the Credit Agreement for the purpose of including an adjustment to net income for transaction costs, expenses and other charges incurred by the Company in connection with the Company’s REIT conversion; allows the Company to change its fiscal year to a calendar year and allows for the Company’s fiscal quarters to coincide with each calendar quarter; provides that the Company sell all of its equity interest in GEO Care, Inc. to GEO Care Holdings LLC; resets two restricted payment baskets—one basket was reset to $90 million for the purpose of permitting the Company to elect to qualify as a REIT (i.e., to make the special dividend of accumulated earnings and profits) and one basket was reset to $75 million for the purpose of permitting the Company to pay cash dividends generally; and modifies the Total Leverage Ratio covenant by extending the current applicable total leverage ratio of 5.00 to 1.00 through the last day of the second quarter of fiscal year 2013 instead of through the last day of fiscal year 2012 and as a result delaying the starting date of the next applicable total leverage ratio of 4.75 to 1.00 to the first day of the third quarter of fiscal year 2013 instead of the first day of the fiscal year 2013.

As of December 31, 2012, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A , currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2, currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3, currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) currently bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (v) a $500.0 million Revolving Credit Facility (“Revolver”) currently bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

As of December 31, 2012, the Company had $562.4 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2, Term Loan A-3 and Term Loan B, $235.0 million in borrowings under the Revolver, and approximately $61.3 million in outstanding letters of credit which leaves $203.7 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of December 31, 2012 and January 1, 2012 was 3.2% and 3.4%, respectively. In connection with the borrowings under the Senior Credit Facility, as of December 31, 2012, the Company has $9.0 million of deferred financing fees, net of accumulated amortization, included in Other Non-Current Assets in the accompanying consolidated balance sheet.

Indebtedness under the Revolver, the Term Loan A, Term Loan A-2 and Term Loan A-3 bears interest based on the Total Leverage Ratio as of the most recent determination date, as defined, in each of the instances below at the stated rate:

Interest Rate under the Revolver, and Term Loan A, Term Loan A-2 and Term Loan A-3
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

The Company must not exceed the following Total Leverage Ratios, as computed at the end of each fiscal quarter for the immediately preceding four quarter-period:

Period	Total Leverage Ratio — Maximum Ratio
First day of fiscal year 2012 through and including the last day of the Second Quarter of fiscal year 2013	5.00 to 1.00
First day of the Third Quarter of fiscal year 2013 through and including the last day of fiscal year 2013	4.75 to 1.00
Thereafter	4.25 to 1.00

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

Events of default under the Senior Credit Facility include, but are not limited to, (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any representations or warranty, (iii) covenant defaults, (iv) liquidation, reorganization or other relief relating to bankruptcy or insolvency, (v) cross default under certain other material indebtedness, (vi) unsatisfied final judgments over a specified threshold, (vii) material environmental liability claims which have been asserted against the Company, and (viii) a change in control. All of the obligations under the Senior Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s present and future tangible and intangible assets and all present and future tangible and intangible assets of each guarantor, including but not limited to (i) a first-priority pledge of substantially all of the outstanding capital stock owned by the Company and each guarantor, and (ii) perfected first-priority security interests in substantially all of the Company’s, and each guarantors, present and future tangible and intangible assets and the present and future tangible and intangible assets of each guarantor. The Company’s failure to comply with any of the covenants under its Senior Credit Facility could cause an event of default under such documents and result in an acceleration of all outstanding senior secured indebtedness. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of December 31, 2012.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 6.625% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of December 31, 2012.

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

The indenture governing the notes contains certain covenants, including limitations and restrictions on the Company’s and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations, or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture governing the 7 3/4% Senior Notes could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries will not be subject to any of the restrictive covenants in the indenture. The Company believes it was in compliance with all of the covenants of the Indenture governing the 7 3/4% Senior Notes as of December 31, 2012.

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

The Company has an operating agreement with STLDC, the owner of the complex, which provides it with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract with ICE to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operation of the facility including the payment of all operating expenses whether or not there are sufficient revenues. STLDC has no liabilities resulting from its ownership. The bonds have a ten-year term and are non-recourse to the Company and STLDC. The bonds are fully insured and the sole source of payment for the bonds is the operating revenues of the center. At the end of the ten-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The Company has determined that it is the primary beneficiary of STLDC and consolidates the entity as a result. The carrying value of the facility as of December 31, 2012 and January 1, 2012 was $25.8 million and $26.4 million, respectively, and is included in property and equipment, net in the accompanying consolidated balance sheets.

On February 1, 2012, STLDC made a payment from its restricted cash account of $5.0 million for the current portion of its periodic debt service requirement in relation to the STLDC operating agreement and bond indenture. As of December 31, 2012, the remaining balance of the debt service requirement under the STLDC financing agreement is $22.4 million, of which $5.2 million is due within the next twelve months. Also, as of December 31, 2012, included in current restricted cash and non-current restricted cash is $6.2 million and $15.5 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

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

In connection with the original financing, CSC of Tacoma, LLC, a wholly owned subsidiary of CSC, issued a $57.0 million note payable to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance back to CSC for the purposes of constructing the Northwest Detention Center. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Detention Center and to establish debt service and other reserves. The bonds are non-recourse to the Company and the loan from WEDFA to CSC is non-recourse to the Company. These bonds mature in February 2014 and have fixed coupon rates of 4.10%. On October 1, 2012, CSC of Tacoma, LLC made a payment from its restricted cash account of $6.3 million for the current portion of its periodic debt service requirement in relation to the WEDFA bond indenture. As of December 31, 2012, the remaining balance of the debt service requirement relative to the original financing is $13.4 million, of which $6.5 million is classified as current in the accompanying balance sheet.

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

As of December 31, 2012, included in current restricted cash and non-current restricted cash and investments is $9.4 million and $1.5 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves which had not been released to the Company as of December 31, 2012.

MCF

MCF was obligated for the outstanding balance of the MCF Bonds. The bonds bore interest at a rate of 8.47% per annum and were payable in semi-annual installments of interest and annual installments of principal. All unpaid principal and accrued interest on the bonds was due on the earlier of August 1, 2016 (maturity) or as noted under the bond documents. The bonds were limited, non-recourse obligations of MCF and were collateralized by the property and equipment, bond reserves, assignment of subleases and substantially all assets related to the eleven facilities owned by MCF. The bonds were not guaranteed by the Company or its subsidiaries. As of January 1, 2012, the aggregate principal amount of these bonds was $77.9 million, excluding the effect of the unamortized premium of $8.3 million and net of the current portion of $15.8 million. These balances are included as Non-Recourse Debt as of January 1, 2012 in the accompanying consolidated balance sheets.

On August 31, 2012 the Company purchased 100% of the partnership interests of MCF from the third party holders of these interests for a total net consideration of $35.2 million. Subsequent to the acquisition, the indenture relating to the MCF bonds was discharged and the remaining principal balance as of August 31, 2012 of $77.9 million was redeemed, with an effective date of September 4, 2012. GEO financed the acquisition of the partnership interests in MCF and the redemption of the MCF bonds with the proceeds from the above described Term Loan A-3.

The Company incurred a one-time loss on early extinguishment of debt in connection with the early redemption of the MCF bonds of $8.5 million which consisted of a make-whole premium of $14.9 million which includes $0.1 million of bond redemption costs, offset by the effect of the then unamortized bond premium of $6.4 million .

Australia

The Company’s wholly-owned Australian subsidiary financed the development of a facility and subsequent expansion in 2003 with long-term debt obligations. These obligations are non-recourse to the Company and total $34.8 million (AUD 33.6 million) and $40.3 million (AUD 39.5 million) at December 31, 2012 and January 1, 2012, respectively, based on exchange rates in effect as of December 31, 2012. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, at December 31, 2012, was $5.2 million based on exchange rates in effect as of December 31, 2012. This amount is included in non-current restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Debt Repayment

Debt repayment schedules under Capital Lease Obligations, Long-Term Debt, Non-Recourse Debt and the Senior Credit Facility are as follows:

Fiscal Year	Capital Leases	Long-Term Debt	Non- Recourse Debt	Revolver	Term Loans	Total Annual Repayment
	(In thousands)
2013	$2,094	$294	$18,646	$—	$33,875	$54,909
2014	1,952	183	24,473	—	73,250	99,858
2015	1,932	21	20,043	235,000	314,000	570,996
2016	1,935	4	21,316	—	142,500	165,755
2017	1,934	250,004	10,489	—	—	262,427
2018	1,936	4	6,970	—	—	8,910
Thereafter	7,037	300,002	23,010	—	—	330,049

	$18,820	$550,512	$124,947	$235,000	$563,625	$1,492,904

Interest imputed on Capital Leases	(5,826)	—	—	—	—	(5,826)
Original issuer’s discount	—	(2,457)	(1,465)	—	(1,195)	(5,117)
Interest rate swap	—	6,212	—	—	—	6,212
Current portion	(1,068)	(293)	(18,646)	—	(33,875)	(53,882)

Non-current portion	$11,926	$553,974	$104,836	$235,000	$528,555	$1,434,291

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. The Company guaranteed certain obligations of SACS under its debt agreements to SACS’ senior lenders through the issuance of letters of credit for 60.0 million South African Rand. During the fiscal year ended January 1, 2012, the Company was notified by SACS’ lenders that these guarantees were reduced from 60.0 million South African Rand to 34.8 million South African Rand, or $4.1 million based on exchange rates as of December 31, 2012. Additionally, SACS was required to fund a Rectification Account for the repayment of certain costs in the event of contract termination. As such, the Company had guaranteed the payment of 60% of amounts which may have been payable by SACS into the Rectification Account by providing a standby letter of credit of 8.4 million South African Rand as security for this guarantee. During the fiscal year ended January 1, 2012, SACS met its obligation for the funding of the Rectification Account and the letter of credit for 8.4 million South African Rand relative to this guarantee was not renewed. In the event SACS is unable to maintain the required funding in the Rectification Account, the guarantee for the shortfall will need to be re-instated. No amounts were drawn against these letters of credit. The remaining guarantee of 34.8 million South African Rand is included as part of the value of Company’s outstanding letters of credit under its Revolver as of December 31, 2012.

In addition to the above, the Company has also agreed to provide a loan, of up to 20.0 million South African Rand, or $2.4 million based on exchange rates as of December 31, 2012, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Shareholder’s Loan, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) $2.5 million, or $2.5 million based on exchange rates as of December 31, 2012, commencing in 2017. The Company has a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of December 31, 2012 and January 1, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair market value of those securities included in Other Non-Current Assets as of December 31, 2012 and January 1, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At December 31, 2012, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.6 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.1 million, or $19.6 million based on exchange rates as of December 31, 2012, was outstanding as of December 31, 2012. The Company’s maximum exposure relative to the joint venture is its note receivable of $19.6 million, including accrued interest of $0.2 million, and future financial support necessary to guarantee performance under the contract.

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

As of December 31, 2012, the Company had a non-qualified deferred compensation agreement with its Chief Executive Officer (“CEO”). In August, 2012, the CEO’s agreement was amended to eliminate the tax gross-up provision which was previously applicable to his lump sum retirement payment. The current agreement provides for a lump sum payment upon retirement, no sooner than age 55. As of December 31, 2012, the CEO had reached age 55 and was eligible to receive the payment upon retirement. If the Company’s CEO had retired as of December 31, 2012, the Company would have had to pay him $6.6 million. During the fiscal year ended January 2, 2011, the Company paid a former executive $4.4 million, including an income tax gross up of $1.6 million, in discounted retirement benefits under the executive’s non-qualified deferred compensation agreement. As a result of the payments made to this executive, the Company recognized settlement charges during the fiscal years ended January 2, 2011 of $0.3 million. The long-term portion of the pension liability as of December 31, 2012 and January 1, 2012 was $19.5 million and $16.7 million, respectively, and is included in Other Non-Current liabilities in the accompanying balance sheets.

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

	2012	2011
Change in Projected Benefit Obligation
Projected Benefit Obligation, Beginning of Year	$16,879	$13,830
Service Cost	774	645
Interest Cost	787	667
Plan Amendments	569	—
Actuarial Loss	945	1,922
Benefits Paid	(193)	(185)

Projected Benefit Obligation, End of Year	$19,761	$16,879

Change in Plan Assets
Plan Assets at Fair Value, Beginning of Year	$—	$—
Company Contributions	193	185
Benefits Paid	(193)	(185)

Plan Assets at Fair Value, End of Year	$—	$—

Unfunded Status of the Plan	$(19,761)	$(16,879)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	—	—
Net Loss	4,283	3,531

Total Pension Cost	$4,283	$3,531

	2012	2011
Components of Net Periodic Benefit Cost
Service Cost	$774	$645
Interest Cost	787	667
Amortization of:
Prior Service Cost	569	—
Net Loss	193	62

Net Periodic Pension Cost	$2,323	$1,374

Weighted Average Assumptions for Expense
Discount Rate	4.40%	5.50%
Expected Return on Plan Assets	N/A	N/A
Rate of Compensation Increase	4.6%	4.29%

The amount included in other accumulated comprehensive income as of December 31, 2012 that is expected to be recognized as a component of net periodic benefit cost in fiscal year 2013 is $0.3 million.

The benefit payments reflected in the table below represent the Company’s obligations to employees that are eligible for retirement or have already retired and are receiving deferred compensation benefits:

Fiscal Year	Pension Benefits
(In thousands)
2013	$6,925
2014	367
2015	380
2016	428
2017	470
Thereafter	11,191

$19,761

The Company also maintains the GEO Group Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), a non-qualified deferred compensation plan for employees who are ineligible to participate in its qualified 401(k) plan. Eligible employees may defer a fixed percentage of their salary and the Company matches employee contributions up to a certain amount based on the employee’s years of service. Payments will be made at retirement age of 65, at termination of employment or earlier depending on the employees’ elections. Effective December 18, 2009, the Company established a rabbi trust; the purpose of which is to segregate the assets of the Deferred Compensation Plan from the Company’s cash balances. The funds in the rabbi trust are included in Restricted Cash and Investments in the accompanying consolidated balance sheets. These funds are not available to the Company for any purpose other than to fund the Deferred Compensation Plan; however, these funds may be available to the Company’s creditors in the event the Company becomes insolvent. All employee and employer contributions relative to the Deferred Compensation Plan are made directly to the rabbi trust. The Company recognized expense related to its contributions of $0.4 million, $0.3 million and $0.2 million in fiscal years 2012, 2011 and 2010 respectively. The total liability, including the current portion, for this plan at December 31, 2012 and January 1, 2012 was $8.0 million and $7.4 million, respectively. The liability, excluding the current portion of $1.1 million and $0.6 million as of December 31, 2012 and January 1, 2012, respectively, is included in other non-current liabilities in the accompanying consolidated balance sheets.

17. Business Segments and Geographic Information

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the International Services segment; the GEO Community Services segment; and Facility Construction & Design segment. The GEO Community Services segment was previously referred to as the GEO Care segment but was renamed concurrent with the divestiture of RTS (refer to Note 2—Discontinued Operations). All current and prior year financial position and results of operations amounts presented for this segment are referred to as GEO Community Services. The Company has identified these four reportable segments to reflect the current view that the Company operates four distinct business lines, each of which constitutes a material part of its overall business. The U.S. Corrections & Detention segment primarily encompasses U.S.-based privatized corrections and detention business. The International Services segment primarily consists of privatized corrections and detention operations in South Africa, Australia and the United Kingdom. The Company’s community-based services, youth services and BI are operating segments aggregated under the GEO Community Services reporting segment. The GEO Community Services segment, which conducts its services in the United States, represents services provided to adult offenders and juveniles for non-residential treatment, educational and community based programs, pre-release and half-way house programs, compliance technologies, monitoring services and evidence-based supervision and treatment programs for community-based parolees, probationers, and pretrial defendants. The Facility Construction & Design segment primarily contracts with various state, local and federal agencies for the design and construction of facilities for which the Company has management contracts. Generally, the assets and revenues from the Facility Construction & Design segment are offset by a similar amount of liabilities and expenses. As a result of the acquisition of Cornell, management’s review of certain segment financial data was revised with regards to the Bronx Community Re-entry Center and the Brooklyn Community Re-entry Center. These facilities now report within the GEO Community Services segment and are no longer included with U.S. Corrections & Detention. Segment disclosures below (in thousands) reflect the results of continuing operations. All transactions between segments are eliminated.

Fiscal Year	2012	2011	2010
Revenues:
U.S. Corrections & Detention	$975,445	$925,695	$805,857
GEO Community Services	291,891	280,080	76,913
International Services	211,726	201,397	178,567
Facility Construction and Design	$—	$—	$23,255

Total revenues	$1,479,062	$1,407,172	$1,084,592

Depreciation and amortization:
U.S. Corrections & Detention	$62,587	$55,208	$39,417
GEO Community Services	26,738	24,271	3,246
International Services	2,360	2,069	1,702

Total depreciation and amortization	$91,685	$81,548	$44,365

Operating Income:
U.S. Corrections & Detention	$222,703	$215,406	$198,837
GEO Community Services	65,401	61,270	15,877
International Services	10,041	12,938	11,364
Facility Construction & Design	—	—	2,382

Operating income from segments	298,145	289,614	228,460
General and Administrative Expenses	(113,792)	(110,015)	(101,558)

Total operating income	$184,353	$179,599	$126,902

	2012	2011
	(In thousands)
Segment assets:
U.S. Corrections & Detention	$1,967,226	$2,022,600
GEO Community Services	673,397	688,240
International Services	97,584	93,732
Facility Construction & Design	—	157

Total segment assets	$2,738,207	$2,804,729

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes, equity in earnings of affiliates and discontinued operations, in each case, during the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, respectively.

Fiscal Year Ended	2012	2011	2010
	(In thousands)
Operating income from segments	$298,145	$289,614	$228,460
Unallocated amounts:
General and administrative expense	(113,792)	(110,015)	(101,558)
Net interest expense	(75,473)	(68,346)	(34,452)
Loss on Early Extinguishment of Debt	(8,462)	—	(7,933)

Income before income taxes, equity in earnings of affiliates and discontinued operations	$100,418	$111,253	$84,517

Asset Reconciliation

The following is a reconciliation of the Company’s reportable segment assets to the Company’s total assets as of December 31, 2012 and January 1, 2012, respectively.

	2012	2011
	(In thousands)
Reportable segment assets	$2,738,207	$2,804,729
Cash	31,755	43,378
Deferred income tax	20,822	30,017
Restricted cash and investments	48,410	99,459
Assets of discontinued operations	—	72,340

Total assets	$2,839,194	$3,049,923

Geographic Information

During each of the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, the Company’s international operations were conducted through (i) the Company’s wholly owned Australian subsidiary, The GEO Group Australia Pty. Ltd., through which the Company has management contracts for four correctional facilities (ii) the Company’s consolidated joint venture in South Africa, SACM, through which the Company manages one correctional facility; and (iii) the Company’s wholly-owned subsidiary in the United Kingdom, The GEO Group UK Ltd., through which the Company managed both the Dungavel House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre as of January 1, 2012 and managed both the Campsfield House Immigration Removal Centre and the Harmondsworth Immigration Removal Centre as of December 31, 2012 and January 2, 2011.

Fiscal Year	2012	2011	2010
	(In thousands)
Revenues:
U.S. operations	$1,267,335	$1,205,775	$906,025
Australia operations	159,444	150,753	130,738
South African operations	20,029	21,357	19,231
United Kingdom operations	32,254	29,287	28,598

Total revenues	$1,479,062	$1,407,172	$1,084,592

Long-lived assets:
U.S. operations	$1,680,038	$1,683,124
Australia operations	5,634	4,296
South African operations	234	334
United Kingdom operations	1,253	602

Total long-lived assets	$1,687,159	$1,688,356

Sources of Revenue

The Company derives most of its revenue from the management of privatized correction and detention facilities. The Company also derives revenue from GEO Community Services and from the construction and expansion of new and existing correctional, detention and GEO Community Services facilities. All of the Company’s revenue is generated from external customers.

Fiscal Year	2012	2011	2010
	(In thousands)
Revenues:
Corrections & Detention	$1,187,171	$1,127,092	$984,424
GEO Community Services	291,891	280,080	76,913
Facility Construction and Design	—	—	23,255

Total revenues	$1,479,062	$1,407,172	$1,084,592

Equity in Earnings of Affiliates

Equity in earnings of affiliates for 2012, 2011 and 2010 includes the operating results the Company’s joint ventures in SACS and GEOAmey. These joint ventures are accounted for under the equity method and the Company’s investments in SACS and GEOAmey are presented as a component of other non-current assets in the accompanying consolidated balance sheets.

The Company has recorded $5.3 million, $3.9 million and $4.2 million in earnings, net of tax impact, for SACS operations during the fiscal years ended December 31, 2012 and January 1, 2012, and January 2, 2011,respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of comprehensive income. As of December 31, 2012 and January 1, 2012, the Company’s investment in SACS was $7.8 million and $5.6 million, respectively. The investment is included in other non-current assets in the accompanying consolidated balance sheets.

The Company has recorded $(1.7) million and $(2.4) million in losses, net of tax impact, for GEOAmey’s operations during the fiscal years ended December 31, 2012 and January 1, 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of comprehensive income. As of December 31, 2012 and January 1, 2012, the Company’s investment in GEOAmey was $(4.1) million and $(2.4) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 15-Debt and Note 1—Summary of Business Organization, Operations and Significant Account Policies—Note Receivable from Joint Venture.

Business Concentration

Except for the major customer noted in the following table, no other single customer made up greater than 10% of the Company’s consolidated revenues for the following fiscal years.

Customer	2012	2011	2010
Various agencies of the U.S Federal Government:	47%	40%	35%

Credit risk related to accounts receivable is reflective of the related revenues.

18. Income Taxes

The United States and foreign components of income (loss) before income taxes and equity income from affiliates are as follows:

	2012	2011	2010
	(In thousands)
Income before income taxes, equity in earnings in affiliates, and discontinued operations
United States	$91,048	$96,670	$71,890
Foreign	9,370	14,583	12,627

	100,418	111,253	84,517

Discontinued operations:
Income (loss) from operation of discontinued business	(18,465)	12,572	13,587

Total	$81,953	$123,825	$98,104

The provision (benefit) for income taxes consists of the following components:

	2012	2011	2010
	(In thousands)
Continuing Operations:
Federal income taxes:
Current	$36,631	$(4,198)	$8,902
Deferred	(78,275)	36,716	16,308

	(41,644)	32,518	25,210

State income taxes:
Current	5,020	2,099	1,907
Deferred	(8,770)	4,732	3,234

	(3,750)	6,831	5,141

Foreign income taxes:
Current	5,497	4,211	5,196
Deferred	(665)	(388)	(1,183)

	4,832	3,823	4,013

Total U.S. and foreign	(40,562)	43,172	34,364
Discontinued operations:
Tax (benefit) provision allocated to discontinued operations	(7,805)	4,753	5,168

Total	$(48,367)	$47,925	$39,532

A reconciliation of the statutory U.S. federal tax rate 35.00% and the effective income tax rate is as follows:

	2012	2011	2010
	(In thousands)
Continuing operations:
Provisions using statutory federal income tax rate	$35,147	$38,939	$29,581
State income taxes, net of federal tax benefit	4,291	4,480	3,211
Impact of REIT election	(79,033)	—	—
Change in contingent tax liabilities	—	(337)	(2,366)
Impact of nondeductible transaction costs	—	65	3,230
Other, net	(967)	25	708

Total continuing operations	(40,562)	43,172	34,364
Discontinued operations:
Tax benefit from operations of discontinued business	(7,805)	4,753	5,168

Provision for income taxes	$(48,367)	$47,925	$39,532

The components of the net current deferred income tax asset as of December 31, 2012 and January 1, 2012 are as follows:

	2012	2011
	(In thousands)
Accrued liabilities	$13,060	$21,192
Accrued compensation	6,433	5,884
Other, net	(1,203)	1,504

Total asset	$18,290	$28,580

The components of the net non-current deferred income tax asset as of December 31, 2012 and January 1, 2012 are as follows:

	2012	2011
	(In thousands)
Depreciation	$2,532	$1,437

Total asset	$2,532	$1,437

The components of the net non-current deferred income tax liability as of December 31, 2012 and January 1, 2012 are as follows:

	2012	2011
	(In thousands)
Deferred compensation	$7,666	$9,247
Net operating losses	23,062	16,542
Tax credits	8,380	6,017
Deferred loan costs	—	2,073
Equity awards	1,816	2,881
Other, net	9,263	1,585
Bond discount	—	(657)
Residual U.S. tax liability on unrepatriated foreign earnings	—	(3,668)
Valuation allowance	(13,506)	(8,025)
Deferred rent	4,864	(6,220)
Intangible assets	(45,955)	(70,860)
Depreciation	(11,293)	(74,431)

Total liability	$(15,703)	$(125,516)

Deferred income taxes should be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly. At fiscal year end 2012 and 2011, the Company has a valuation allowance of $13.5 million and $8.0 million, respectively related to deferred tax assets for foreign net operating losses, state net operating losses and state tax credits. The valuation allowance increased by $5.5 million during the fiscal year ended December 31, 2012.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2012, $23.7 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income and applicable foreign withholding tax rates., additional taxes (net of foreign tax credits) of $0.5 million would have to be provided if such earnings were remitted currently.

As of the fiscal year ended December 31, 2012, the Company had $37.0 million of Federal net operating loss carryforwards which begin to expire in 2022 and $110.9 million of combined net operating loss carryforwards in various states which begin to expire in 2013. The Company has recorded a partial valuation allowance against the deferred tax assets related to the state operating losses.

Also as of the fiscal year ended December 31, 2012, the Company had $16.0 million of foreign operating losses which carry forward indefinitely and $6.7 million of state tax credits which begin to expire in 2013. The Company has recorded a full and partial valuation allowance against the deferred tax assets related to the foreign operating losses and state tax credits, respectively.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The exercise of non-qualified stock options and vesting of restricted stock awards which have been granted under the Company’s equity award plans give rise to compensation income which is includable in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. Such compensation income results from increases in the fair market value of the Company’s common stock subsequent to the date of grant. At fiscal year end 2012, the deferred tax asset net of a valuation allowance related to unexercised stock options and restricted stock grants for which the Company has recorded a book expense was $2.7 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In thousands)
Balance at Beginning of Period	$6,528	$9,062	$5,947
Additions based on tax positions related to the current year	2,437	13	3,251
Additions for tax positions of prior years	13,356	43	—
Additions from current year acquisitions	—	3,848	2,928
Reductions for tax positions of prior years	—	(3,237)	(2,891)
Reductions as a result of a lapse of applicable statutes of limitations	(592)	(845)	—
Settlements	(3,230)	(2,356)	(173)

Balance at End of Period	$18,499	$6,528	$9,062

All amounts in the reconciliation are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company has accrued $16.9 million of accrued uncertain tax benefits as of December 31, 2012 which is inclusive of the federal tax benefit on state income taxes. The Company anticipates a decrease in the unrecognized tax benefits within 12 months of the reporting date of approximately $0.5 million. Settlements reported in the reconciliation include amounts related to federal audit adjustments. The accrued uncertain tax balance at December 31, 2012 includes $16.9 million of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2009. The Company has participated in the voluntary IRS real-time tax audit Compliance Assurance Process (“CAP”) since 2011. The 2009 and 2010 years are under audit as transition years as provided under the IRS CAP program.

During the fourth fiscal quarter of 2009, the IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2002 through 2005. Following the examination, the IRS notified the Company that it proposed to disallow a deduction that the Company realized during the 2005 tax year. The Company appealed this proposed disallowed deduction with the IRS’s appeals division. In December 2010, the Company reached an agreement with the office of IRS Appeals on the amount of the deduction which was then reviewed at a higher level. The Company previously reported that if the disallowed deduction were to be sustained on appeal, it could result in a potential tax exposure to the Company of up to $15.4 million. In the second quarter 2011, the matter was resolved with no change.

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

During the fiscal years ended December 31, 2012, January 1, 2012 and January 2, 2011, the Company recognized $0.0 million, $0.0 million and $(0.8) million in interest and penalties, respectively. The Company had accrued $0.4 million and $0.4 million for the payment of interest and penalties at December 31, 2012 and January 1, 2012, respectively. The Company classifies interest and penalties as interest expense and other expense, respectively.

19. Commitments and Contingencies

Operating Leases

The Company leases correctional facilities, office space, computers and transportation equipment under non-cancelable operating leases expiring between 2013 and 2050. The future minimum commitments under these leases are as follows:

Fiscal Year	Annual Rental
(In thousands)
2013	$33,987
2014	30,643
2015	21,964
2016	15,793
2017	14,493
Thereafter	36,035

$152,915

The Company leases its corporate offices, which are located in Boca Raton, Florida, under a lease agreement which was amended in October 2011. The current lease expires in March 2020 and has two 5-year renewal options, which if exercised will result in a maximum term ending March 2030. In addition, the Company leases office space for its regional offices in Charlotte, North Carolina; San Antonio, Texas; and Los Angeles, California. The Company is also currently leasing office space in Pittsburgh, Pennsylvania and Boulder, Colorado. The Company also leases office space in Sydney, Australia, Sandton, South Africa, and Berkshire, England through its overseas affiliates to support its Australian, South African, and UK operations, respectively. The Company also leases 39 ISAP service centers and 23 nonresidential re-entry centers related to BI. These rental commitments are included in the table above. Certain of these leases contain leasehold improvement incentives, rent holidays, and scheduled rent increases which are included in the Company’s rent expense recognized on a straight-line basis. Minimum rent expense associated with the Company’s leases having initial or remaining non-cancelable lease terms in excess of one year was $34.4 million, $35.9 million and $25.4 million for fiscal years 2012, 2011 and 2010, respectively.

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

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18.0 million or $18.7 million based on exchange rates as of December 31, 2012, plus interest. The pre-judgment interest rate in Australia is currently 7.5% per annum. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. The accrued reserve assumes a financial settlement of this litigation which would not require payment of pre-judgment interest. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

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

Collective Bargaining Agreements

The Company had approximately 21% of its workforce covered by collective bargaining agreements at December 31, 2012. Collective bargaining agreements with 2% of employees are set to expire in less than one year.

Contract Terminations

On March 31, 2012, the Company’s contract for the management of the 130-bed Migrant Operations Center at Guantanamo Bay NAS, Cuba terminated and was transferred to another operator. The termination of this contract did not have a material impact on its financial position, results of operations and/ or cash flows.

On April 19, 2012, the Company announced the discontinuation of its managed-only contract with the State of Mississippi, Department of Corrections for the 1,500-bed East Mississippi Correctional Facility (“East Mississippi”) effective July 19, 2012. In connection with the discontinuation of East Mississippi, the Company has also discontinued its managed-only contracts with the State of Mississippi, Department of Corrections for the 1,000-bed Marshall County Correctional Facility effective August 13, 2012, and the 1,450-bed Walnut Grove Youth Correctional Facility effective July 1, 2012. Refer to Note 2- Discontinued Operations for additional information.

The Company is currently marketing approximately 6,000 vacant beds at seven of its idle facilities to potential customers. The carrying values of these idle facilities totaled $240.2 million as of December 31, 2012, excluding equipment and other assets that can be easily transferred for use at other facilities.

Commitments

The Company is currently developing a number of projects using existing Company financing facilities. The Company’s management estimates that these existing capital projects will cost approximately $151.2 million, of which $29.5 million was spent through the end of 2012. The Company estimates the remaining capital requirements related to these capital projects to be approximately $121.7 million, which will be spent through fiscal years 2013 and 2014. Capital expenditures related to facility maintenance costs are expected to be $30.0 million for fiscal year 2013. In addition to these current estimated capital requirements for 2013 and 2014, the Company is currently in the process of bidding on, or evaluating potential bids for the design, construction and management of a number of new projects. In the event that the Company wins bids for these projects and decides to self-finance their construction, its capital requirements in 2013 and/or 2014 could materially increase.

20. Selected Quarterly Financial Data (Unaudited)

The Company’s selected quarterly financial data is as follows (in thousands, except per share data attributable to GEO):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter [1]
2012
Revenues	$360,042	$371,174	$369,115	$378,731
Operating income [1]	40,497	52,941	51,602	39,313
Income from continuing operations	13,755	20,858	14,532	95,413
Income (loss) from discontinued operation, net of tax [1]	1,304	1,619	194	(13,777)
Basic earnings per share
Income from continuing operations	$0.23	$0.34	$0.25	$1.56
Income (loss) from discontinued operations	$0.02	$0.03	$—	$(0.23)

Net income per share	$0.25	$0.37	$0.26	$1.33
Diluted earnings per share
Income from continuing operations	$0.23	$0.34	$0.25	$1.55
Income (loss) from discontinued operations	$0.02	$0.03	$—	$(0.22)

Net income per share	$0.25	$0.37	$0.25	$1.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$341,959	$356,012	$354,728	$354,473
Operating income	38,738	46,298	47,265	47,298
Income from continuing operations	15,028	18,620	18,820	17,176
Income from discontinued operation, net of tax	1,351	2,544	2,474	1,450
Basic earnings per share
Income from continuing operations	$0.24	$0.30	$0.30	$0.28
Income from discontinued operations	$0.02	$0.04	$0.04	$0.02

Net income per share	$0.26	$0.33	$0.34	$0.30
Diluted earnings per share
Income from continuing operations	$0.24	$0.29	$0.30	$0.28
Income from discontinued operations	$0.02	$0.04	$0.04	$0.02

Net income per share	$0.26	$0.33	$0.34	$0.30

Note that earnings per share tables contain slight summation differences due to rounding.

[1]	In the Fourth Quarter of 2012, the Company completed a corporate restructuring in order to operate as a REIT effective January 1, 2013. In connection with the REIT conversion, the Company divested one of its operating segments, RTS, and recorded a loss of $14.6 million, net of tax. Refer to Note 2—Discontinued Operations for additional information. Also, as a result of the REIT restructuring, the Company recorded an income tax benefit of approximately $79.0 million related to the reversal of certain net deferred tax liabilities. Refer to Note 18—Income Taxes for additional information.

21. Subsequent Events

The Company completed its corporate restructuring and met the requirements to operate as a REIT for federal income tax purposes effective January 1, 2013. On January 18, 2013, the Company received a favorable Private Letter Ruling from the Internal Revenue Service indicating the Company qualifies as a REIT.

In connection with the Company’s conversion to a REIT, on January 17, 2013 the Board declared a quarterly cash dividend of $0.50 per share of common stock, which will be paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013.

On February 14, 2013, the Board of Directors of the Company adopted Amended and Restated Bylaws for the Company, effective upon adoption (the “Bylaws”). The Bylaws were amended to provide that directors will be elected by a majority of the votes cast in uncontested elections. In contested elections, the vote standard will continue to be a plurality of votes cast. A director who is not elected by a majority of the votes cast in an uncontested election must tender his or her resignation to the Board of Directors. The Board of Directors, taking into consideration the recommendation of the Nominating and Corporate Governance Committee of the Board, will then decide whether to accept or reject the resignation, or whether other action should be taken.

22. Condensed Consolidating Financial Information

As discussed in Note 15, the Company completed a private offering of $300.0 million aggregate principal amount of 6.625% senior unsecured notes due 2021 (such 6.625% Senior Notes collectively with the 7  3/4% Senior Notes issued October 20, 2009, the “Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). BII Holding has been classified in the Condensed Consolidating Financial Information as a guarantor to the Company’s Notes. On February 10, 2011, the 6.625% Senior Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S promulgated under the Securities Act. In connection with the sale of the 6.625% Senior Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the 6.625% Senior Notes party thereto, pursuant to which the Company and its Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the 6.625% Senior Notes for a new issue of substantially identical notes registered under the Securities Act. The Company filed a registration statement with respect to this offer to exchange the 6.625% Senior Notes which became effective on July 22, 2011.

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

(v) The Company and its subsidiaries on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$4,764	$1,917	$25,074	$—	$31,755
Restricted cash and investments	—	—	15,654	—	15,654
Accounts receivable, less allowance for doubtful accounts	124,670	102,704	19,261	—	246,635
Current deferred income tax assets, net	13,106	1,498	3,686	—	18,290
Prepaid expenses and other current assets	8,657	5,890	11,456	(1,154)	24,849

Total current assets	151,197	112,009	75,131	(1,154)	337,183

Restricted Cash and Investments	7,953	—	24,803	—	32,756
Property and Equipment, Net	633,458	939,995	113,706	—	1,687,159
Assets Held for Sale	—	3,243	—	—	3,243
Direct Finance Lease Receivable	—	—	26,757	—	26,757
Intercompany Receivable	591,273	14,305	—	(605,578)	—
Non-Current Deferred Income Tax Assets	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	772	—	490,308
Intangible Assets, Net	—	176,666	1,652	—	178,318
Investment in Subsidiaries	1,151,998	41,356	—	(1,193,354)	—
Other Non-Current Assets	38,574	84,931	36,584	(79,151)	80,938

Total Assets	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,889	$17,407	$2,814	$—	$50,110
Accrued payroll and related taxes	4,774	16,264	18,284	—	39,322
Accrued expenses	94,350	5,515	17,846	(1,154)	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt	33,925	1,311	18,646	—	53,882

Total current liabilities	162,938	40,497	57,590	(1,154)	259,871

Non-Current Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	—	586,428	19,150	(605,578)	—
Other Non-Current Liabilities	63,657	96,822	697	(79,151)	82,025
Capital Lease Obligations	—	11,926	—	—	11,926
Long-Term Debt	1,317,310	219	—	—	1,317,529
Non-Recourse Debt	—	—	104,836	—	104,836
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,046,812	1,094,182	99,172	(1,193,354)	1,046,812
Noncontrolling Interests	—	—	492	—	492

Total Shareholders’ Equity	1,046,812	1,094,182	99,664	(1,193,354)	1,047,304

Total Liabilities and Shareholders’ Equity	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,086	$3,092	$25,200	$—	$43,378
Restricted cash and investments	—	—	42,536	—	42,535
Accounts receivable, less allowance for doubtful accounts	123,426	122,758	19,066	—	265,250
Current deferred income tax assets, net	14,063	10,729	3,788	—	28,580
Prepaid expenses and other current assets	17,169	22,670	10,340	(1,154)	49,025
Current assets of discontinued operations	5,021	20,284	5,257	—	30,562

Total current assets	174,765	179,533	106,185	(1,154)	459,329

Restricted Cash and Investments	7,029	—	49,896	—	56,925
Property and Equipment, Net	620,124	817,568	250,664	—	1,688,356
Assets Held for Sale	3,083	1,280	—	—	4,363
Direct Finance Lease Receivable	—	—	32,146	—	32,146
Intercompany Receivable	387,013	13,356	13,990	(414,359)	—
Non-Current Deferred Income Tax Assets	—	—	1,437	—	1,437
Goodwill	34	489,502	760	—	490,296
Intangible Assets, Net	—	193,851	1,865	—	195,716
Investment in Subsidiaries	1,333,885	9,784	—	(1,343,669)	—
Other Non-Current Assets	40,695	73,481	31,022	(65,621)	79,577
Non-Current Assets of Discontinued Operations	697	40,289	792	—	41,778

Total Assets	$2,567,325	$1,818,644	$488,757	$(1,824,803)	$3,049,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,159	$16,932	$3,942	$—	$68,033
Accrued payroll and related taxes	2,855	15,653	16,298	—	34,806
Accrued expenses	69,585	33,256	24,149	(1,154)	125,836
Current portion of capital lease obligations, long-term debt and non-recourse debt	19,037	1,350	33,266	—	53,653
Current liabilities of discontinued operations	542	4,642	1,306	—	6,490

Total current liabilities	139,178	71,833	78,961	(1,154)	288,818

Non-Current Deferred Income Tax Liabilities	42,879	82,603	34	—	125,516
Intercompany Payable	14,027	378,005	22,327	(414,359)	—
Other Non-Current Liabilities	29,384	26,702	63,641	(65,621)	54,106
Capital Lease Obligations	—	13,064	—	—	13,064
Long-Term Debt	1,318,639	429	—	—	1,319,068
Non-Recourse Debt	—	—	208,532	—	208,532
Long term liabilities of discontinued operations	—	1,668	630	—	2,298
Commitments & Contingencies
Shareholders’ Equity:
Total shareholders’ equity attributable to The GEO Group, Inc.	1,023,218	1,229,553	114,116	(1,343,669)	1,023,218
Noncontrolling Interests	—	14,787	516	—	15,303

Total Shareholders’ Equity	1,023,218	1,244,340	114,632	(1,343,669)	1,038,521

Total Liabilities and Shareholders’ Equity	$2,567,325	$1,818,644	$488,757	$(1,824,803)	$3,049,923

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Fiscal Year Ended December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$605,091	$721,949	$230,261	$(78,239)	$1,479,062
Operating expenses	529,318	451,564	186,589	(78,239)	1,089,232
Depreciation and amortization	29,521	54,719	7,445	—	91,685
General and administrative expenses	44,214	52,753	16,825	—	113,792

Operating income	2,038	162,913	19,402	—	184,353
Interest income	32,580	1,713	6,122	(33,699)	6,716
Interest expense	(68,737)	(33,204)	(13,947)	33,699	(82,189)
Loss on early extinguishment of debt	—	(8,462)	—	—	(8,462)

Income (loss) before income taxes, equity in earnings of affiliates, and discontinued operations	(34,119)	122,960	11,577	—	100,418
Provision (benefit) for Income Taxes	(11,303)	(31,352)	2,093	—	(40,562)
Equity in earnings of affiliates, net of income tax provision	—	—	3,578	—	3,578

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(22,816)	154,312	13,062	—	144,558
Income from consolidated subsidiaries, net of income tax provision	167,374	—	—	(167,374)	—

Income from continuing operations	144,558	154,312	13,062	(167,374)	144,558
Net income (loss) from discontinued operations	(10,660)	(5,942)	447	5,495	(10,660)

Net income	133,898	148,370	13,509	(161,879)	133,898
Less: loss attributable to noncontrolling interests	—	—	852		852

Net income attributable to The GEO Group, Inc.	$133,898	$148,370	$14,361	$(161,879)	$134,750

Net income	$133,898	$148,370	$13,509	$(161,879)	$133,898
Other comprehensive income (loss), net of tax	(461)	—	1,085	—	624

Total comprehensive income	$133,437	$148,370	$14,594	$(161,879)	$134,522
Comprehensive loss attributable to noncontrolling interests	—	—	968	—	968

Comprehensive income attributable to The GEO Group, Inc.	$133,437	$148,370	$15,562	$(161,879)	$135,490

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Year Ended January 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$556,163	$717,926	$220,352	$(87,269)	$1,407,172
Operating expenses	503,355	448,057	171,867	(87,269)	1,036,010
Depreciation and amortization	20,615	53,458	7,475	—	81,548
General and administrative expenses	39,445	55,698	14,872	—	110,015

Operating income (loss)	(7,252)	160,713	26,138	—	179,599
Interest income	29,087	2,608	6,462	(31,125)	7,032
Interest expense	(61,447)	(30,720)	(14,336)	31,125	(75,378)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	(39,612)	132,601	18,264	—	111,253
Provision (benefit) for income taxes	(15,158)	51,518	6,812	—	43,172
Equity in earnings of affiliates, net of income tax provision	—	—	1,563	—	1,563

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(24,454)	81,083	13,015	—	69,644
Income from consolidated subsidiaries, net of income tax provision	94,098	—	—	(94,098)	—

Income from continuing operations	69,644	81,083	13,015	(94,098)	69,644
Net income from discontinued operations	7,819	6,329	473	(6,802)	7,819

Net income	77,463	87,412	13,488	(100,900)	77,463
Less: loss attributable to noncontrolling interests	$—	$—	$1,162	$—	$1,162

Net income attributable to The GEO Group, Inc.	$77,463	$87,412	$14,650	$(100,900)	$78,625

Net income	$77,463	$87,412	$13,488	$(100,900)	$77,463
Other comprehensive loss, net of tax	(1,131)	—	(7,122)	—	(8,253)

Total comprehensive income	$76,332	$87,412	$6,366	$(100,900)	$69,210
Comprehensive loss attributable to noncontrolling interests	—	—	1,274	—	1,274

Comprehensive income attributable to The GEO Group, Inc.	$76,332	$87,412	$7,640	$(100,900)	$70,484

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Year Ended January 2, 2011
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$557,473	$380,596	$214,095	$(67,572)	$1,084,592
Operating expenses	491,532	218,546	169,261	(67,572)	811,767
Depreciation and amortization	16,728	22,389	5,248	—	44,365
General and administrative expenses	46,840	36,746	17,972	—	101,558

Operating income	2,373	102,915	21,614	—	126,902
Interest income	5,309	1,297	5,836	(6,200)	6,242
Interest expense	(29,484)	(6,113)	(11,297)	6,200	(40,694)
Loss on early extinguishment of debt	(7,933)	—	—	—	(7,933)

Income before income taxes, equity in earnings of affiliates, and discontinued operations	(29,735)	98,099	16,153	—	84,517
Provision (benefit) for income taxes	(8,475)	37,705	5,134	—	34,364
Equity in earnings of affiliates, net of income tax provision	—	—	4,218	—	4,218

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(21,260)	60,394	15,237	—	54,371
Income from consolidated subsidiaries, net of income tax provision	75,631	—	—	(75,631)	—

Income from continuing operations	54,371	60,394	15,237	(75,631)	54,371
Net income from discontinued operations	8,419	4,857	864	(5,721)	8,419

Net income	62,790	65,251	16,101	(81,352)	62,790
Less: loss attributable to noncontrolling interests	$—	$—	$—	$678	$678

Net income attributable to The GEO Group, Inc.	$62,790	$65,251	$16,101	$(80,674)	$63,468

Net income	$62,790	$65,251	$16,101	$(81,352)	$62,790
Other comprehensive income (loss), net of tax	(383)	—	5,028	—	4,645

Total comprehensive income	$62,407	$65,251	$21,129	$(81,352)	$67,435
Comprehensive loss attributable to noncontrolling interests	—	—	608	—	608

Comprehensive income attributable to The GEO Group, Inc.	$62,407	$65,251	$21,737	$(81,352)	$68,043

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$105,401	$62,330	$85,741	$255,187
Cash provided by (used in) operating activities—discontinued operations	3,250	26,430	(20,627)	9,053

Net cash provided by operating activities	110,366	88,760	65,114	264,240

Cash Flow from Investing Activities:
Acquisition of ownership interests in MCF	—	(35,154)	—	(35,154)
Proceeds from RTS divestiture	29,653	—	3,600	33,253
Proceeds from sale of property and equipment	—	65	—	65
Proceeds from sale of assets held for sale	—	5,641		5,641
Change in restricted cash and investments	—	—	51,189	51,189
Capital expenditures	(61,425)	(71,854)	(3,718)	(107,549)

Cash (used in) provided by investing activities—continuing operations	(31,772)	(71,854)	51,071	(52,555)
Cash (used in) provided by investing activities—discontinued operations	211	(1,820)	(1,152)	(2,761)

Net cash (used in) provided by investing activities	(31,772)	(73,674)	49,919	(55,316)

Cash Flow from Financing Activities:
Proceeds from long-term debt	358,000	—	—	358,000
Income tax benefit of equity compensation	621	—	—	621
Payment of make-whole provision and other fees for early extinguishment of debt	—	(14,861)	—	(14,861)
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Payment for purchase of treasury shares	(8,666)		—	(8,666)
Debt issuance costs	(1,360)	—	(38)	(1,398)
Payments on long-term debt	(343,987)	(1,400)	(111,098)	(456,485)
Proceeds from the exercise of stock options	9,276	—	—	9,276
Cash dividends paid	(102,435)		—	(102,435)
Proceeds from reissuance of treasury stock in connection with ESPP	460		—	460
Payment for retirement of common stock	(1,036)	—	—	(1,036)

Net cash used in financing activities	(89,127)	(16,261)	(116,894)	(222,282)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,735	1,735

Net Decrease in Cash and Cash Equivalents	(10,322)	(1,175)	(126)	(11,623)
Cash and Cash Equivalents, beginning of period	15,085	3,092	25,200	43,378

Cash and Cash Equivalents, end of period	$4,763	$1,917	$25,074	$31,755

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 1, 2012
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Cash (used in) provided by operating activities—continuing operations	$173,438	$18,834	$(6,531)	$185,741
Cash (used in) provided by operating activities—discontinued operations	3,475	7,026	(7,130)	3,371

Net cash (used in) provided by operating activities	176,913	25,860	(13,661)	189,112

Cash Flow from Investing Activities:
Acquisition of BI and Cornell, cash consideration, net of cash acquired	(409,607)	—	—	(409,607)
Proceeds from sale of property and equipment	—	1,450	33	1,483
Proceeds from sale of assets held for sale	—	7,121		7,121
Change in restricted cash and investments	—	—	(9,503)	(9,503)
Capital expenditures	(191,642)	(28,266)	(2,125)	(222,033)

Cash used in investing activities—continuing operations	(601,249)	(19,695)	(11,595)	(632,539)
Cash used in investing activities—discontinued operations	(696)	(1,973)	(333)	(3,002)

Net cash used in investing activities	(601,945)	(21,668)	(11,928)	(635,541)

Cash Flow from Financing Activities:
Proceeds from long-term debt	782,247	—	53,148	835,395
Income tax benefit of equity compensation	465	—	—	465
Distribution to noncontrolling interests	—	—	(4,012)	(4,012)
Payment for purchase of treasury shares	(74,982)		—	(74,982)
Debt issuance costs	(15,462)	—	—	(15,462)
Payments on long-term debt	(257,210)	(1,275)	(31,347)	(289,832)
Proceeds from the exercise of stock options	2,446	—	—	2,446

Net cash provided by (used in) financing activities	437,504	(1,275)	17,789	454,018

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,299)	(2,299)

Net Increase (Decrease) in Cash and Cash Equivalents	12,472	2,917	(10,099)	5,290
Cash and Cash Equivalents, beginning of period	2,614	175	35,299	38,088

Cash and Cash Equivalents, end of period	$15,086	$3,092	$25,200	$43,378

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended January 2, 2011
	The GEO Group Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flow from Operating Activities:
Cash provided by operating activities—continuing operations	$79,469	$6,542	$39,461	$125,472
Cash (used in) provided by operating activities—discontinued operations	(3,818)	9,558	(1,322)	4,418

Net cash provided by operating activities of continuing operations	75,651	16,100	38,139	129,890

Cash Flow from Investing Activities:
Acquisition of Cornell, cash consideration, net of cash acquired	(260,255)	—	—	(260,255)
Proceeds from sale of property and equipment	—	480		480
Change in restricted cash and investments	—	—	(11,184)	(11,184)
Capital expenditures	(79,062)	(14,385)	(1,244)	(94,691)

Cash used in investing activities—continuing operations	(339,317)	(13,905)	(12,428)	(365,650)
Cash used in investing activities—discontinued operations	(954)	(1,369)	(288)	(2,611)

Net cash used in investing activities	(340,271)	(15,274)	(12,716)	(368,261)

Cash Flow from Financing Activities:
Proceeds from long-term debt	726,000	—	—	726,000
Payments on long-term debt	(386,285)	(720)	(10,440)	(397,445)
Income tax benefit of equity compensation	3,926	—	—	3,926
Debt issuance costs	(8,400)	—	—	(8,400)
Payments for purchase of treasury shares	(80,000)	—	—	(80,000)
Payments for retirement of common stock	(7,078)	—	—	(7,078)
Proceeds from the exercise of stock options	6,695	—	—	6,695

Net cash provided by (used in) financing activities	254,858	(720)	(10,440)	243,698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4,169	4,169

Net Increase (Decrease) in Cash and Cash Equivalents	(9,762)	106	19,152	9,496
Cash and Cash Equivalents, beginning of period	12,376	69	16,147	28,592

Cash and Cash Equivalents, end of period	$2,614	$175	$35,299	$38,088

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

See “Item 8. — Financial Statements and Supplemental Data — Management’s Annual Report on Internal Control over Financial Reporting” for management’s report on the effectiveness of our internal control over financial reporting as of December 31, 2012.

(b) Attestation Report of the Registered Public Accounting Firm

See “Item 8. — Financial Statements and Supplemental Data — Report of Independent Registered Public Accounting Firm” for the report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for our 2013 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of GEO are filed under Item 8 of Part II of this report.

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts — Page 143

All other schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or not required.

(3) Exhibits Required by Item 601 of Regulation S-K. The following exhibits are filed as part of this Annual Report:

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of August 28, 2009 by and among Just Care, Inc., GEO Care, Inc. and GEO Care Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on September 3, 2009)

2.2	—	Agreement and Plan of Merger, dated as of April 18, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s report on Form 8-K, filed on April 20, 2010)

2.3	—	Amendment to Agreement and Plan of Merger, dated as of July 22, 2010, by and among The GEO Group, Inc., GEO Acquisition III, Inc. and Cornell Companies, Inc. (incorporated herein by reference to Exhibit 2.1A of the Company’s report on Form 8-K, filed on July 22, 2010).

2.4	—	Agreement and Plan of Merger, dated as of December 21, 2010, by and among The GEO Group, Inc., GEO Acquisition IV, Inc., BII Holding Corporation, BII Investors IF LP, in its capacity as the stockholders’ representative, and AEA Investors 2006 Fund L.P. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 28, 2010)

2.5	—	Purchase Agreement, dated as of December 6, 2012, between The GEO Group, Inc. and GEO Care Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 12, 2012)

2.6	—	Amendment to Purchase Agreement, dated as of December 31, 2012, between The GEO Group, Inc. and GEO Care Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K, filed on January 7, 2013)

3.1	—	Amended and Restated Articles of Incorporation of the Company, dated May 16, 1994 (incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)

3.2	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 30, 2003 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.3	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 25, 2003 (incorporated herein by reference to Exhibit 3.3 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.4	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 29, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.5	—	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 30, 2007 (incorporated herein by reference to Exhibit 3.5 to the Company’s report on Form 10-K, filed on February 15, 2008)

3.6	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K, filed on February 21, 2013)

4.1	—	Rights Agreement, dated as of October 9, 2003, between the Company and EquiServe Trust Company, N.A., as the Rights Agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K, filed on October 30, 2003)

4.2	—	Indenture dated as of October 20, 2009 among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/4% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on October 20, 2009)

4.3	—	Indenture, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K, filed on February 16, 2011)

10.1	—	Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.2	—	1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.3	—	Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed on May 24, 1994)†

10.4	—	Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1/A, filed on December 22, 1995)†

10.5	—	Amendment to the Company’s Senior Officer Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.6	—	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K, filed on March 30, 2000)†

10.7	—	Executive Retirement Agreement, dated March 7, 2002, between the Company and Dr. George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-Q, filed on May 15, 2002)†

10.9	—	Amended Executive Retirement Agreement, dated January 17, 2003, by and between the Company and George C. Zoley (incorporated herein by reference to Exhibit 10.18 to the Company’s report on Form 10-K, filed on March 20, 2003)†

10.11	—	Senior Officer Employment Agreement, dated March 23, 2005, by and between the Company and John M. Hurley (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K, filed on March 23, 2005)†

10.12	—	Office Lease, dated September 12, 2002, by and between the Company and Canpro Investments Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s report on Form 10-K, filed on March 20, 2003)

10.13	—	The Geo Group, Inc. Senior Management Performance Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.14	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on January 7, 2009)†

10.15	—	Second Amended and Restated Executive Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and Wayne H. Calabrese (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on January 7, 2009)†

10.16	—	Amended and Restated Senior Officer Employment Agreement, effective December 31, 2008, by and between The GEO Group, Inc. and John J. Bulfin (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed on January 7, 2009)†

10.17	—	Amended and Restated The GEO Group, Inc. Senior Officer Retirement Plan, effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K January 7, 2009)†

10.18	—	Senior Officer Employment Agreement, dated August 3, 2009, by and between the Company and Brian Evans (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q, filed on August 3, 2009)†

10.20	—	Credit Agreement dated as of August 4, 2010 between the Company, as Borrower, certain of GEO’s subsidiaries, as Grantors and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.44 to the Company’s report on Form 8-K/A, filed on December 27, 2010) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.21	—	Voting Agreement, dated as of April 18, 2010, by and among The Company, Inc. and certain stockholders of Cornell Companies, Inc. named therein (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on April 20, 2010)

10.22	—	Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-8, filed on September 5, 2010(File No. 333-169198))†

10.23	—	Amendment No. 1 to the Amended and Restated The GEO Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.24	—	Voting Agreement, dated as of December 21, 2010, by and among the Company, Inc., GEO Acquisition IV, Inc. and certain stockholders of BII Holding Corporation (incorporated by reference to Exhibit 10.47 to the Company’s report on Form 8-K, filed on December 28, 2010)

10.25	—	Registration Rights Agreement, dated as of February 10, 2011, by and among the Company, the Guarantors party thereto, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and SunTrust Robinson Humphrey, Inc. as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on February 16, 2011)

10.26	—	Cornell Companies, Inc. Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-8 (File No. 333-169199), filed on September 3, 2010)†

10.27	—	First Amendment to Second Amended and Restated Executive Employment Agreement, effective March 1, 2011, by and between the Company and George C. Zoley (incorporated by reference to Exhibit 10.27 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.28	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and Brian R. Evans (incorporated by reference to Exhibit 10.28 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.29	—	First Amendment to Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John M. Hurley (incorporated by reference to Exhibit 10.29 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.30	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the Company and John J. Bulfin (incorporated by reference to Exhibit 10.30 to the Company’s report on Form 10-K, filed on March 2, 2011)†

10.31	—	Amended and Restated Senior Officer Employment Agreement, effective December 17, 2008, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.31 to the Company’s report on Form 10-Q, filed on May 10, 2011)†

10.32	—	First Amendment to Amended and Restated Senior Officer Employment Agreement, effective March 1, 2011, by and between the GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit 10.32 to the Company’s report on Form 10-Q, filed on May 10, 2011) †

10.33	—	Amendment No. 1, dated as of February 8, 2011, to the Credit Agreement between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.33 to the Company’s report on Form 10-Q, filed on May 10, 2011) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.34	—	Amendment No. 2, dated as of May 2, 2011, to the Credit Agreement dated as of August 4, 2010 between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors and BNP Paribas, as Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on May 6, 2011)

10.35	—	Series A-2 Incremental Loan Agreement, dated as of February 8, 2011, between the Company, as Borrower, certain of GEO’s subsidiaries, as Guarantors, the lenders signatory thereto and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.34 to the Company’s report on Form 10-Q, filed on May 10, 2011) (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.36	—	Amended and Restated The GEO Group, Inc. Executive Retirement Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.37	—	Amendment to The GEO Group, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.38	—	The GEO Group, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.39	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.39 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.40	—	Amendment to The GEO Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K, filed on March 1, 2012)†

10.41	—	The Geo Group, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-8, filed on May 4, 2012 (File No. 333-181175))†

10.42	—	Third Amended and Restated Executive Employment Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.42 to the Company’s report on Form 8-K, filed on August 28, 2012)

10.43	—	Amended and Restated Executive Retirement Agreement, dated August 22, 2012, by and between The GEO Group, Inc. and George C. Zoley (incorporated by reference to Exhibit 10.43 to the Company’s report on Form 8-K, filed on August 28, 2012)

10.44	—	Amendment No. 3, dated as of August 30, 2012, to the Credit Agreement dated as of August 4, 2010 among The GEO Group, Inc., as Borrower, certain of The GEO Group, Inc.’s subsidiaries, as Guarantors and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on September 6, 2012)

10.45	—	Series A-3 Incremental Loan Agreement, dated as of August 30, 2012, among The GEO Group, Inc. as Borrower, the lenders signatory thereto and BNP Paribas, as Administrative Agent (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K, filed on September 6, 2012)

10.46	—	Amendment No. 4, dated as of December 14, 2012, to the Credit Agreement dated as of August 4, 2010 among The GEO Group, Inc., as Borrower, certain of The GEO Group, Inc.’s subsidiaries, as Guarantors and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K, filed on December 20, 2012)

10.47	—	Services Agreement, dated as of December 31, 2012, between GEO Corrections and Detention, Inc. and GEO Care, LLC (incorporated by reference to Exhibit C in Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 12, 2012).

10.48	—	License Agreement, dated as of December 31, 2012, between The GEO Group, Inc. and GEO Care, LLC (incorporated by reference to Exhibit B in Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 12, 2012).

10.49	—	Second Amended and Restated Senior Officer Employment Agreement, dated as of December 31, 2012, between The GEO Group, Inc. and Jorge A. Dominicis (incorporated by reference to Exhibit D-1 in Exhibit 2.1 to the Company’s report on Form 8-K, filed on December 12, 2012).

21.1	—	Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

31.1	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or agreement as defined in Item 402 (a)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GEO GROUP, INC.

/s/ BRIAN R. EVANS
Brian R. Evans
Senior Vice President & Chief Financial Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George C. Zoley George C. Zoley	Chairman of the Board & Chief Executive Officer (principal executive officer)	March 1, 2013

/s/ Brian R. Evans Brian R. Evans	Senior Vice President & Chief Financial Officer (principal financial officer)	March 1, 2013

/s/ Ronald A. Brack Ronald A. Brack	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 1, 2013

/s/ Clarence E. Anthony Clarence E. Anthony	Director	March 1, 2013

/s/ Norman A. Carlson Norman A. Carlson	Director	March 1, 2013

/s/ Anne N. Foreman Anne N. Foreman	Director	March 1, 2013

/s/ Richard H. Glanton Richard H. Glanton	Director	March 1, 2013

/s/ Christopher C. Wheeler Christopher C. Wheeler	Director	March 1, 2013

THE GEO GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 31, 2012, January 1, 2012, and January 2, 2011

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions, Actual Charge-Offs	Balance at End of Period
	(In thousands)
YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$2,426	$757	$(1)	$(635)	$2,546
YEAR ENDED JANUARY 1, 2012:
Allowance for doubtful accounts	$1,281	$1,812	$3	$(670)	$2,426
YEAR ENDED JANUARY 2, 2011:
Allowance for doubtful accounts	$429	$905	$—	$(53)	$1,281