Form 10-Q
period 2013-03-31
GEO GROUP INC
filed 2013-05-10
CIK 923796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, the registrant had 71,595,979 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND APRIL 1, 2012

(In thousands, except per share data)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues	$377,031	$360,042
Operating expenses	280,797	270,720
Depreciation and amortization	22,935	22,239
General and administrative expenses	32,040	26,586

Operating income	41,259	40,497
Interest income	1,184	1,807
Interest expense	(19,341)	(20,806)

Income before income taxes, equity in earnings of affiliates and discontinued operations	23,102	21,498
Provision for income taxes	881	8,490
Equity in earnings of affiliates, net of income tax provision of $477 and $321, respectively	1,217	748

Income from continuing operations	23,438	13,756
Income from discontinued operations, net of income tax provision of $0 and $756, respectively	—	1,303

Net income	23,438	15,059
Net income attributable to noncontrolling interests	(18)	(34)

Net income attributable to The GEO Group, Inc.	$23,420	$15,025

Weighted-average common shares outstanding:
Basic	70,850	60,768
Diluted	71,412	60,929
Income per common share attributable to The GEO Group, Inc.:
Basic:
Income from continuing operations	$0.33	$0.23
Income from discontinued operations	—	0.02

Income per common share attributable to The GEO Group, Inc. - basic	$0.33	$0.25

Diluted:
Income from continuing operations	$0.33	$0.23
Income from discontinued operations	—	0.02

Income per common share attributable to The GEO Group, Inc. - diluted	$0.33	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND APRIL 1, 2012

(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income	$23,438	$15,059
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $0 and $320, respectively	(1,332)	1,926

Pension liability adjustment, net of tax benefit of $25 and $19, respectively	40	30
Unrealized gain on derivative instrument classified as cash flow hedge, net of tax provision of $62 and $17, respectively	112	31

Total other comprehensive income (loss), net of tax	(1,180)	1,987

Total comprehensive income	22,258	17,046
Comprehensive (income) loss attributable to noncontrolling interests	23	(62)

Comprehensive income attributable to The GEO Group, Inc.	$22,281	$16,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,724	$31,755
Restricted cash and investments (including VIEs[1] of $6,308 and $6,182, respectively)	15,780	15,654
Accounts receivable, less allowance for doubtful accounts of $2,403 and $2,546, respectively	254,917	246,635
Current deferred income tax assets	18,290	18,290
Prepaid expenses and other current assets	25,649	24,849

Total current assets	398,360	337,183

Restricted Cash and Investments (including VIEs of $8,916 and $15,521, respectively)	30,337	32,756
Property and Equipment, Net (including VIEs of $25,692 and $25,840, respectively)	1,680,165	1,687,159
Assets Held for Sale	1,700	3,243
Direct Finance Lease Receivable	25,010	26,757
Non-Current Deferred Income Tax Assets	2,532	2,532
Goodwill	490,312	490,308
Intangible Assets, Net	174,473	178,318
Other Non-Current Assets	85,193	80,938

Total Assets	$2,888,082	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,152	$50,110
Accrued payroll and related taxes	46,316	39,322
Accrued expenses	112,175	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt (including VIEs of $5,450 and $5,200, respectively)	59,627	53,882

Total current liabilities	270,270	259,871

Non-Current Deferred Income Tax Liabilities	15,703	15,703
Other Non-Current Liabilities	82,522	82,025
Capital Lease Obligations	11,678	11,926
Long-Term Debt	1,370,167	1,317,529
Non-Recourse Debt (including VIEs of $11,569 and $16,997 respectively)	97,964	104,836
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $0.01 par value, 30,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 86,188,835 and 86,007,433 issued and 71,600,440 and 71,417,034 outstanding, respectively	862	860
Additional paid-in capital	838,148	832,230
Earnings in excess of distributions	252,376	264,667
Accumulated other comprehensive income	1,531	2,670
Treasury stock, 14,588,395 and 14,590,399 shares, at cost, respectively	(53,608)	(53,615)

Total shareholders’ equity attributable to The GEO Group, Inc.	1,039,309	1,046,812
Noncontrolling interests	469	492

Total shareholders’ equity	1,039,778	1,047,304

Total Liabilities and Shareholders’ Equity	$2,888,082	$2,839,194

[1]	Variable interest entities or “VIEs”

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED

MARCH 31, 2013 AND APRIL 1, 2012

(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash Flow from Operating Activities:
Net Income	$23,438	$15,059
Net income attributable to noncontrolling interests	(18)	(34)

Net income attributable to The GEO Group, Inc.	23,420	15,025
Adjustments to reconcile net income attributable to The GEO Group, Inc. to net cash provided by operating activities:
Stock-based compensation	1,685	1,472
Depreciation and amortization expense	22,935	22,239
Amortization of debt issuance costs, discount and/or premium	1,537	690
Provision for doubtful accounts	—	403
Equity in earnings of affiliates, net of tax	(1,217)	(748)
Income tax (benefit) provision of equity compensation	(1,127)	342
Loss on sale/disposal of property and equipment	125	323
Deferred tax benefit	(67)	(296)
Changes in assets and liabilities:
Changes in accounts receivable, prepaid expenses and other assets	(6,603)	26,385
Changes in accounts payable, accrued expenses and other liabilities	4,749	448

Cash provided by operating activities - continuing operations	45,437	66,283
Cash provided by operating activities - discontinued operations	—	2,197

Net cash provided by operating activities	45,437	68,480

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	4	158
Proceeds from sale of assets held for sale	1,602	297
Change in restricted cash and investments	2,330	960
Capital expenditures	(11,402)	(47,916)

Cash used in investing activities - continuing operations	(7,466)	(46,501)
Cash used in investing activities - discontinued operations	—	(1,085)

Net cash used in investing activities	(7,466)	(47,586)

Cash Flow from Financing Activities:
Distribution to noncontrolling interests	—	(5,758)
Proceeds from long term debt	410,000	53,000
Payments on long-term debt	(358,438)	(64,075)
Payments for retirement of common stock	—	(1,035)
Proceeds from reissuance of treasury stock in connection with ESPP	66	—
Debt issuance costs	(5,650)	(44)
Income tax (benefit) provision of equity compensation	1,127	(342)
Proceeds from the exercise of stock options	3,049	231
Cash dividends paid	(35,711)	—

Net cash provided by (used in) financing activities	14,443	(18,023)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(445)	995

Net Increase in Cash and Cash Equivalents	51,969	3,866
Cash and Cash Equivalents, beginning of period	31,755	43,378

Cash and Cash Equivalents, end of period	$83,724	$47,244

Supplemental Disclosures:
Non-cash Investing and Financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,844	$8,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE GEO GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The GEO Group, Inc., a Florida corporation, and subsidiaries (the “Company” or “GEO”), is a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. The Company owns, leases and operates a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, as well as community based re-entry facilities. The Company develops new facilities based on contract awards, using its project development expertise and experience to design, construct and finance what it believes are state-of-the-art facilities that maximize security and efficiency. GEO provides innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. The Company also provides secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through its joint venture GEO Amey PECS Ltd. (“GEOAmey”). As of March 31, 2013, the Company’s worldwide operations included the management and/or ownership of approximately 72,000 beds at 95 correctional and detention facilities, including projects under development, and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and consequently do not include all disclosures required by Form 10-K. The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 for the fiscal year ended December 31, 2012. The accompanying December 31, 2012 consolidated balance sheet has been derived from those audited financial statements. Additional information may be obtained by referring to the Company’s Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-Q have been made. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013, or for any other future interim or annual periods.

REIT Conversion - GEO began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, GEO reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”). Through the TRS structure, the portion of GEO’s businesses which are non-real estate related, such as its managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of GEO’s business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows the Company to maintain the strategic alignment of almost all of its diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located. As a REIT, GEO is required to make distributions of its REIT taxable income to its shareholders. Refer to Note 5 - Shareholders’ Equity.

Divestiture of Residential Treatment Services - Applicable REIT rules substantially restrict the ability of REITs to own health care facilities. As a result, in order to achieve and preserve REIT status, on December 31, 2012, GEO completed the divestiture of all of its residential treatment health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). The Company formerly operated its RTS operating component which included six managed only health care facility contracts, totaling 1,970 beds, and provided correctional mental health services for the Palm Beach County, Florida jail system as well as correctional health care services in publicly-operated prisons in the State of Victoria, Australia. The operating results and cash flows of the RTS operating component have been retroactively reclassified to discontinued operations for the three months ended April 1, 2012. Refer to Note 8 - Discontinued Operations.

Change of Reporting Segment Name from GEO Care to GEO Community Services - The Company’s GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed GEO Community Services concurrent with the divestiture of the Company’s Residential Treatment Services operating segment. All current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services.

Fiscal Year - In connection with the REIT conversion discussed above, effective December 31, 2012, the Company changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed its fiscal quarters to coincide with each calendar quarter. The first fiscal quarter of 2013 began on January 1, 2013 and ended on March 31, 2013, and is referred to as the three months ended March 31, 2013. The first fiscal quarter of 2012 began on January 2, 2012 and ended on April 1, 2012, and is referred to as the three months ended April 1, 2012.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill as a result of its business combinations. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets, other intangible assets acquired and liabilities assumed, including noncontrolling interests. Changes in goodwill from December 31, 2012 to March 31, 2013 are related to fluctuations in foreign currency exchange rates.

The Company has also recorded other finite and indefinite lived intangible assets as a result of business combinations completed prior to 2013. Changes in gross carrying amount from December 31, 2012 to March 31, 2013 are related to fluctuations in foreign currency exchange rates. The Company’s intangible assets include facility management contracts, non-compete agreements and the trade name and technology of B.I. Incorporated, which the Company refers to as BI, as follows (in thousands):

	March 31, 2013				December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Facility management contracts	13.4	$151,779	$(36,020)	$115,759	$151,913	$(33,141)	$118,772
Covenants not to compete	2.0	8,570	(8,570)	—	8,570	(8,495)	75
Technology	7.0	21,200	(6,486)	14,714	21,200	(5,729)	15,471
Trade name (Indefinite lived)	Indefinite	44,000	—	44,000	44,000	—	44,000

Total acquired intangible assets		$225,549	$(51,076)	$174,473	$225,683	$(47,365)	$178,318

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

Amortization expense was $3.7 million and $4.6 million for the three months ended March 31, 2013 and April 1, 2012, respectively, and primarily related to the U.S. Corrections & Detention and GEO Community Services segments’ amortization of intangible assets for acquired management contracts. The Company relies on its historical experience in determining the useful life of facility management contracts. The Company makes assumptions related to acquired facility management contracts based on the competitive environment for individual contracts, our historical success rates in retaining contracts, the supply of available beds in the market, changes in legislation, the projected profitability of the facilities and other market conditions. As of March 31, 2013, the weighted average period before the next contract renewal or extension for the facility management contracts was approximately 1.3 years. Although the facility management contracts acquired have renewal and extension terms in the near term, the Company has historically maintained these relationships beyond the contractual periods.

Estimated amortization expense related to the Company’s finite-lived intangible assets for the remainder of fiscal year 2013 through fiscal year 2017 and thereafter is as follows (in thousands):

Fiscal Year	Total Amortization Expense
Remainder of 2013	$10,904
2014	14,538
2015	14,538
2016	14,538
2017	14,538
Thereafter	61,417

$130,473

3. FINANCIAL INSTRUMENTS

The following tables provide a summary of the Company’s significant financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at March 31, 2013
	Carrying Value at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$5,455	$—	$5,455	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	8,111	8,111	—	—
Fixed income securities	2,128	—	2,128	—
Liabilities:
Interest rate swap derivative liabilities	$534	$—	$534	$—

		Fair Value Measurements at December 31, 2012
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap derivative assets	$6,212	$—	$6,212	$—
Restricted investments:
Guaranteed Investment Contract	5,742	—	5,742	—
Rabbi Trust	7,718	7,718	—	—
Fixed income securities	2,152	—	2,152	—
Liabilities:
Interest rate swap derivative liabilities	$708	$—	$708	$—

The Company’s Level 1 investment included in the tables above as of March 31, 2013 and December 31, 2012 relates to the Company’s rabbi trust established for GEO employee and employer contributions to The GEO Group Inc. Non-qualified Deferred Compensation Plan. These contributions are invested in cash and mutual funds for which quoted market prices in active markets are available.

The Company’s Level 2 financial instruments included in the tables above as of March 31, 2013 and December 31, 2012 consist of an interest rate swap liability held by the Company’s Australian subsidiary, other interest rate swap assets of the Company, an investment in Canadian dollar denominated fixed income securities, and a guaranteed investment contract which is a restricted investment related to CSC of Tacoma LLC. The Australian subsidiary’s interest rate swap liability is valued using a discounted cash flow model based on projected Australian borrowing rates. The Company’s other interest rate swap assets are based on pricing models which consider prevailing interest rates, credit risk and similar instruments. The Canadian dollar denominated securities, not actively traded, are valued using quoted rates for these and similar securities. The restricted investment in the guaranteed investment contract is valued using quoted rates for these and similar securities.

4. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s consolidated balance sheets reflect certain financial assets and liabilities at carrying value. The following tables present the carrying values of those financial instruments and the estimated corresponding fair values at March 31, 2013 and December 31, 2012 (in thousands):

		Estimated Fair Value Measurements at March 31, 2013
	Carrying Value as of March 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$83,724	$83,724	$83,724	$—	$—
Restricted cash	32,264	32,264	32,264	—	—
Liabilities:
Borrowings under Senior Credit Facility	$556,392	$560,288	$—	$560,288	$—
7 3/4% Senior Notes	247,648	267,188	—	267,188	—
6.625% Senior Notes	300,000	330,375	—	330,375	—
5.125% Senior Notes	300,000	303,000	—	303,000	—
Non-recourse debt, Australian subsidiary	33,283	34,350	—	34,350	—
Other non-recourse debt, including current portion	83,556	86,903	—	86,903	—

		Estimated Fair Value Measurements at December 31, 2012
	Carrying Value as of December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,755	$31,755	$31,755	$—	$—
Restricted cash	34,949	34,949	34,949	—	—
Liabilities:
Borrowings under Senior Credit Facility	$797,430	$803,097	$—	$803,097	$—
7 3/4% Senior Notes	247,543	270,313	—	270,313	—
6.625% Senior Notes	300,000	335,814	—	335,814	—
Non-recourse debt, Australian subsidiary	34,832	34,973	—	34,973	—
Other non-recourse debt, including current portion	88,650	91,345	—	91,345	—

The fair values of the Company’s cash and cash equivalents, and restricted cash approximates the carrying values of these assets at March 31, 2013 and December 31, 2012. Restricted cash consists of debt service funds used for payments on the Company’s non-recourse debt. The fair values of the Company’s 7 3/4% senior unsecured notes due 2017 (“7 3/4% Senior Notes”), 6.625% senior unsecured notes due 2021 (“6.625% Senior Notes”), and the 5.125% senior unsecured notes due 2023 (“5.125% Senior Notes”), although not actively traded, are based on published financial data for these instruments. The fair values of the Company’s non-recourse debt related to South Texas Local Development Corporation (“STLDC”) and Washington Economic Development Finance Authority (“WEDFA”) are based on market prices for similar instruments. The fair value of the non-recourse debt related to the Company’s Australian subsidiary is estimated using a discounted cash flow model based on current Australian borrowing rates for similar instruments. The fair value of borrowings under the Senior Credit Facility is based on an estimate of trading value considering the Company’s borrowing rate, the undrawn spread and similar instruments.

5. SHAREHOLDERS’ EQUITY

The following table presents the changes in shareholders’ equity that are attributable to the Company’s shareholders and to noncontrolling interests (in thousands):

	Common shares		Additional Paid-In	Earnings in Excess of	Accumulated Other Comprehensive	Treasury shares		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Distributions	Income (Loss)	Shares	Amount	Interests	Equity
Balance, December 31, 2012	71,417	$860	$832,230	$264,667	$2,670	14,590	$(53,615)	$492	$1,047,304
Proceeds from stock options exercised	181	2	3,047	—	—	—	—	—	3,049
Tax benefit related to equity compensation	—	—	1,127	—	—	—	—	—	1,127
Stock based compensation expense	—	—	419	—	—	—	—	—	419
Amortization of restricted stock	—	—	1,266	—	—	—	—	—	1,266
Dividends paid	—	—	—	(35,711)	—	—	—	—	(35,711)
Re-issuance of treasury shares (ESPP)	2	—	59	—	—	(2)	7	—	66
Net income:	—	—	—	23,420	—	—	—	18	23,438
Other comprehensive income (loss)	—	—	—	—	(1,139)	—	—	(41)	(1,180)

Balance, March 31, 2013	71,600	$862	$838,148	$252,376	$1,531	14,588	$(53,608)	$469	$1,039,778

REIT Distributions

As a REIT, GEO is required to distribute annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and began paying regular quarterly REIT distributions in 2013. The amount, timing and frequency of future distributions, however, will be at the sole discretion of GEO’s Board of Directors (“Board”) and will be declared based upon various factors, many of which are beyond GEO’s control, including, GEO’s financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that GEO otherwise would be required to pay, limitations on distributions in GEO’s existing and future debt instruments, limitations on GEO’s ability to fund distributions using cash generated through GEO’s TRS’s and other factors that GEO’s Board may deem relevant. On January 17, 2013, the Board of Directors declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013.

Stock Repurchase Program

The Company had a stock repurchase program which expired on December 31, 2012. There were no stock repurchases under the program during the three months ended April 1, 2012.

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

The components of accumulated other comprehensive income (loss) attributable to GEO included in the consolidated statement of shareholders’ equity are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

Foreign currency translation adjustments, net of tax attributable to The GEO Group, Inc. [1]	$4,462	$5,755
Unrealized loss on derivatives, net of tax	(344)	(457)
Pension adjustments, net of tax	(2,587)	(2,628)

Total	$1,531	$2,670

[1]	The foreign currency translation, net of tax, related to noncontrolling interests was not significant at March 31, 2013 or December 31, 2012, respectively.

6. EQUITY INCENTIVE PLANS

As of March 31, 2013, under the 2006 Stock Incentive Plan (“2006 Plan”), the Company had 1,292,787 shares of common stock available for issuance pursuant to future awards that may be granted under the plan of which up to 656,804 shares were available for the issuance of awards other than stock options.

Stock Options

The Company uses a Black-Scholes option valuation model to estimate the fair value of each option awarded. A summary of the activity of stock option awards issued and outstanding under Company plans is as follows for the three months ended March 31, 2013:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding at December 31, 2012	1,198	$18.92	6.85	$11,090
Options granted	—	—
Options exercised	(181)	16.81
Options forfeited/canceled/expired	(3)	20.67

Options outstanding at March 31, 2013	1,014	$19.30	6.95	$18,567

Options vested and expected to vest at March 31, 2013	977	$19.22	6.90	$17,975

Options exercisable at March 31, 2013	637	$18.27	6.32	$12,322

The Company did not grant any stock options during the three months ended March 31, 2013. For the three months ended March 31, 2013 and April 1, 2012, the amount of stock-based compensation expense related to stock options was $0.4 million and $0.5 million, respectively. As of March 31, 2013, the Company had $2.2 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.0 years.

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

A summary of the activity of restricted stock outstanding is as follows for the three months ended March 31, 2013:

	Shares	Wtd. Avg. Grant Date Fair Value
	(in thousands)
Restricted stock outstanding at December 31, 2012	670	$18.14
Granted	—	—
Vested	(130)	21.33
Forfeited/canceled	—	—

Restricted stock outstanding at March 31, 2013	540	$17.37

The Company did not grant any restricted stock awards during the three months ended March 31, 2013.

The vesting of performance-based restricted stock grants are subject to the achievement by GEO of two annual performance metrics as follows: (i) up to 75% of the shares of restricted stock in each award can vest annually or cumulatively if GEO meets certain earnings per share performance targets during years 2012, 2013 and 2014; and (ii) up to 25% of the shares of restricted stock in each award can vest annually if GEO meets certain return on capital performance targets in 2012, 2013 and 2014. The Company achieved the annual metrics in 2012.

For the three months ended March 31, 2013 and April 1, 2012, the Company recognized $1.3 million and $1.0 million, respectively, of compensation expense related to its restricted stock awards. As of March 31, 2013, the Company had $7.1 million of unrecognized compensation costs related to non-vested restricted stock awards, including non-vested restricted stock awards with performance-based vesting, that are expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company adopted The GEO Group Inc. 2011 Employee Stock Purchase Plan (the “Plan”). The purpose of the Plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions by the employees of GEO and designated subsidiaries of GEO in order to increase their identification with the Company’s goals and secure a proprietary interest in the Company’s success. These deductions are used to purchase shares of the Company’s Common Stock at a 5% discount from the then current market price. The Company has made available up to 500,000 shares of its common stock, which were registered with the Securities and Exchange Commission on May 4, 2012, for sale to eligible employees.

The Plan is considered to be non-compensatory. As such, there is no compensation expense required to be recognized. Share purchases under the Plan are made on the last day of each month. During the three months ended March 31, 2013, 2,004 shares were issued out of the Company’s treasury stock in connection with the Plan.

7. EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Basic earnings per share is computed by dividing the income from continuing operations attributable to The GEO Group, Inc. shareholders by the weighted average number of outstanding shares of common stock. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and shares of restricted stock. Basic and diluted earnings per share (“EPS”) from continuing operations were calculated for the three months ended March 31, 2013 and April 1, 2012 as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	April 1, 2012
Income from continuing operations	$23,438	$13,756
Net income attributable to noncontrolling interests	(18)	(34)

Net income from continuing operations attributable to The GEO Group, Inc.	23,420	13,722
Basic earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	70,850	60,768

Per share amount from continuing operations	$0.33	$0.23

Diluted earnings per share attributable to The GEO Group, Inc.:
Weighted average shares outstanding	70,850	60,768
Effect of dilutive securities: Stock options and restricted stock	562	161

Weighted average shares assuming dilution	71,412	60,929

Per share amount from continuing operations	$0.33	$0.23

For the three months ended March 31, 2013, no shares of stock options or restricted stock were anti-dilutive.

For the three months ended April 1, 2012, 202,094 weighted average shares of common stock underlying options and 1,262 shares of restricted stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

8. DISCONTINUED OPERATIONS

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

Divestiture of GEO Care Operating Segment

As further discussed in Note 1, on December 31, 2012, the Company completed the divestiture of its RTS operating component, which was purchased by GEO Care Holdings LLC, an entity owned by certain current and former members of GEO’s management team (the “MBO Group”) for a gross purchase price of $36.0 million, subject to a working capital adjustment. Cash proceeds received on December 31, 2012 from the divestiture amounted to $33.6 million net of an initial working capital adjustment, subject to a final working capital adjustment determined within 105 days of the transaction closing date. The final working capital adjustment resulted in a net cash sale price of $32.3 million. In accordance with the Purchase Agreement, the MBO Group would also be obligated to pay up to an additional $5.0 million in purchase price on a contingent earn-out basis if certain potential future contract awards are received by GEO Care, Inc. (“GEO Care”), the entity sold to GEO Care Holdings LLC. In addition, the Purchase Agreement provides for (i) a purchase price adjustment in favor of the MBO Group in the event certain client consents are not obtained within one year following the divestiture, and (ii) a purchase price adjustment in favor of the MBO Group if certain key contracts (as defined) are terminated up to one year following the divestiture.

In connection with the GEO Care divestiture, the Company and GEO Care Holdings LLC entered into a Services Agreement pursuant to which the Company will provide accounting support, information systems services, legal support services, risk management services, property management and design services and office space for a five-year term in return for an initial annual fee of $1.8 million, payable in equal monthly installments (the “Services Agreement”). The Company and GEO Care Holdings LLC also executed a license agreement pursuant to which the Company granted to GEO Care Holdings LLC an exclusive license for a five-year term to use the GEO Care service mark and domain name in connection with the GEO Care business in return for an annual fee of $0.4 million, payable in equal monthly installments (the “License Agreement”). In addition, the Company and GEO Care Holdings LLC entered into employment agreements with certain executive officers in order to allocate the services to be provided by the executive officers and related compensation and benefits between the Company and GEO Care Holdings LLC. During the three months ended March 31, 2013, the Company earned fees under the above noted Services Agreement and License Agreement amounting to an aggregate of $0.6 million, which has been recorded as an offset to operating expenses in the accompanying consolidated statements of operations.

During the three months ended April 1, 2012, RTS had revenue and pre-tax income of $41.2 million and $2.0 million, respectively. The operating results and cash flows of RTS for the three months ended April 1, 2012 have been retrospectively reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

U.S. Corrections & Detention

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

During the three months ended April 1, 2012, revenues and pre-tax income relating to the operations of MDOC were $11.1 million and $0.1 million, respectively. The operating results and cash flows relating to the operations of MDOC for the three months ended April 1, 2012 have been retrospectively reflected as discontinued operations in the accompanying consolidated statements of operations and cash flows.

All income from discontinued operations included in the consolidated statements of operations is attributable to The Geo Group, Inc.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company measures its derivative financial instruments at fair value.

As of March 31, 2013, the Company had four interest rate swap agreements in the aggregate notional amount of $100.0 million. The Company has designated these interest rate swaps as hedges against changes in the fair value of a designated portion of the 7 3/4% Senior Notes due to changes in underlying interest rates. These swap agreements, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Each of the swaps has a termination clause that gives the counterparty the right to terminate the interest rate swaps at fair value, as defined in the swap agreements, under certain circumstances. In addition to the termination clause, the Agreements also have call provisions which specify that the lender can elect to settle the swap for the call option price. Under the agreements, the Company receives a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while it makes a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. Changes in the fair value of the interest rate swaps are recorded in earnings along with related designated changes in the value of the 7 3/4% Senior Notes. Total net losses, entirely offset by a corresponding increase in the fair value of the variable rate portion of the 7 3/4% Senior Notes, recognized and recorded in earnings related to these fair value hedges were $0.8 million and $0.2 million during the three months ended March 31, 2013 and April 1, 2012, respectively. As of March 31, 2013 and December 31, 2012, the swap assets’ fair values were $5.5 million and $6.2 million, respectively, and are included as Other Non-Current Assets in the accompanying consolidated balance sheets. There was no material ineffectiveness of these interest rate swaps during the quarters ended March 31, 2013 or April 1, 2012.

The Company’s Australian subsidiary is a party to an interest rate swap agreement to fix the interest rate on its variable rate non-recourse debt to 9.7%. The Company has determined the swap, which has a notional amount of AUD 50.9 million, payment and expiration dates, and call provisions that coincide with the terms of the non-recourse debt to be an effective cash flow hedge. Accordingly, the Company records the change in the value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. Total unrealized gains, recorded in other comprehensive income, net of tax, related to this cash flow hedge was $0.1 million and $0.0 million for the three months ended March 31, 2013 and April 1, 2012, respectively. The total fair value of the swap liability as of March 31, 2013 and December 31, 2012 was $0.5 million and $0.7 million, respectively, and is recorded as a component of other (liabilities) assets within the accompanying consolidated balance sheets. There was no material ineffectiveness of this interest rate swap for the periods presented. The Company does not expect to enter into any transactions during the next twelve months which would result in the reclassification into earnings or losses associated with this swap currently reported in accumulated other comprehensive income (loss).

10. VARIABLE INTEREST ENTITIES AND INVESTMENT IN AFFILIATES

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

The Company consolidates South Texas Local Development Corporation (“STLDC”), a VIE. STLDC was created to finance construction for the development of a 1,904-bed facility in Frio County, Texas. STLDC, the owner of the complex, issued $49.5 million in taxable revenue bonds and has an operating agreement with the Company, which provides the Company with the sole and exclusive right to operate and manage the detention center. The operating agreement and bond indenture require the revenue from the contract to be used to fund the periodic debt service requirements as they become due. The net revenues, if any, after various expenses such as trustee fees, property taxes and insurance premiums are distributed to the Company to cover operating expenses and management fees. The Company is responsible for the entire operations of the facility including the payment of all operating expenses whether or not there are sufficient revenues. The bonds have a 10-year term and are non-recourse to the Company. At the end of the 10-year term of the bonds, title and ownership of the facility transfers from STLDC to the Company. The carrying value of the facility as of March 31, 2013 and December 31, 2012 was $25.7 million and $25.8 million, respectively, and is included in Property and Equipment in the accompanying consolidated balance sheets.

The Company does not consolidate its 50% owned South African joint venture interest in South African Custodial Services Pty. Limited (“SACS”), a VIE. SACS joint venture investors are GEO and Kensani Corrections, Pty. Ltd (an independent third party); each partner owns a 50% share. The Company has determined it is not the primary beneficiary of SACS since it does not have the power to direct the activities of SACS that most significantly impact its performance. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. SACS was established and subsequently, in 2001, was awarded a 25-year contract to design, finance and build the Kutama Sinthumule Correctional Centre in Louis Trichardt, South Africa. To fund the construction of the prison, SACS obtained long-term financing from its equity partners and lenders, the repayment of which is fully guaranteed by the South African government, except in the event of default, in which case the government guarantee is reduced to 80%. The Company’s maximum exposure for loss under this contract is limited to its investment in the joint venture of $7.6 million at March 31, 2013 and its guarantees related to SACS that are discussed in Note 11 - Debt.

The Company does not consolidate its 50% owned joint venture in the United Kingdom. In February 2011, The GEO Group Limited, the Company’s wholly-owned subsidiary in the United Kingdom (“GEO UK”), executed a Shareholders Agreement (the “Shareholders Agreement”) with Amey Community Limited (“Amey”) and Amey UK PLC (“Amey Guarantor”) to form GEO Amey PECS Limited (“GEOAmey”), a private company limited by shares incorporated in England and Wales. GEOAmey was formed by GEO UK and Amey (an independent third party) for the purpose of performing prisoner escort and related custody services in England and Wales. In order to form this private company, GEOAmey issued share capital of £100 divided into 100 shares of £1 each and allocated the shares 50/50 to GEO UK and Amey. GEO UK and Amey each have three directors appointed to the Board of Directors and neither party has the power to direct the activities that most significantly impact the performance of GEOAmey. As such, the Company’s investment in this entity is accounted for under the equity method of accounting. Both parties provide lines of credit of £12 million, or $18.3 million, based on exchange rates in effect as of March 31, 2013, to ensure that GEOAmey can comply with future contractual commitments related to the performance of its operations. As of March 31, 2013, $18.6 million, including accrued interest, was owed to the Company by GEOAmey under the line of credit. GEOAmey commenced operations on August 29, 2011. Refer to Note 11 - Debt for further discussion of the Company’s maximum exposure for loss relating to GEOAmey.

11. DEBT

Debt outstanding as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior Credit Facility:
Term loans	$557,500	$563,625
Unamortized discount on term loan	(1,108)	(1,195)
Revolver	—	235,000

Total Senior Credit Facility	556,392	797,430
5.125% Senior Notes:
Notes due in 2023	300,000	—
6.625% Senior Notes:
Notes due in 2021	300,000	300,000
7 3/4% Senior Notes:
Notes due in 2017	250,000	250,000
Unamortized discount on Notes	(2,352)	(2,457)
Swap on Notes	5,456	6,212

Total 7 3/4% Senior Notes	253,104	253,755
Non-Recourse Debt:
Non-Recourse Debt	118,198	124,947
Unamortized discount on Non-Recourse Debt	(1,359)	(1,465)

Total Non-Recourse Debt	116,839	123,482
Capital Lease Obligations	12,678	12,994
Other debt	423	512

Total debt	1,539,436	1,488,173

Current portion of capital lease obligations, long-term debt and non-recourse debt	(59,627)	(53,882)
Capital Lease Obligations, long-term portion	(11,678)	(11,926)
Non-Recourse Debt	(97,964)	(104,836)

Long-Term Debt	$1,370,167	$1,317,529

Senior Credit Facility

As of March 31, 2013, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A (“Term Loan A”), bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2 (“Term Loan A-2”), bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3 (“Term Loan A-3”), bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016 and (v) a $500.0 million Revolving Credit Facility (“Revolver”) bearing interest at LIBOR plus 2.75% and maturing August 4, 2015.

As of March 31, 2013, the Company had $556.4 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2, Term Loan A-3 and Term Loan B, $0.0 million in borrowings under the Revolver (total credit draws outstanding under the Revolver were repaid on March 19, 2013 primarily from proceeds received from the 5.125% Senior Notes issuance discussed below), and approximately $61.0 million in letters of credit which left $439.0 million in additional borrowing capacity under the Revolver. The weighted average interest rate on outstanding borrowings under the Senior Credit Facility as of March 31, 2013 was 3.2%.

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

The Senior Credit Facility requires the Company to meet certain financial covenants, including a maximum Total Leverage Ratio, a maximum Senior Secured Leverage Ratio and a minimum Interest Coverage Ratio, as these terms are defined in the Senior Credit Facility. The Company believes it was in compliance with all of the covenants of the Senior Credit Facility as of March 31, 2013.

On April 3, 2013, the Company executed an amended and restated credit agreement providing for a Senior Secured Credit Facility consisting of a $300 million term loan and a $700 million revolving credit facility. Pursuant to the amended and restated credit agreement, all amounts outstanding under the Senior Credit Facility, including the Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B, and the Revolver were refinanced. Refer to Note 16 - Subsequent Events for further discussion.

5.125% Senior Notes

On March 19, 2013, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured notes. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125%. Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. The 5.125% Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s restricted subsidiaries that guarantee obligations under the amended and restated Senior Credit Facility, the Company’s 6.625% Senior Notes, and the Company’s 7 3/4% Senior Notes. The 5.125% Senior Notes and the guarantees are the Company’s general unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsecured senior debt, including the Company’s 7 3/4% Senior Notes and 6.625% Senior Notes. The 5.125% Senior Notes and the guarantees are effectively subordinated to any of the Company’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including all anticipated borrowings under the amended and restated Senior Credit Facility. The 5.125% Senior Notes are structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries that do not guarantee the 5.125% Senior Notes.

At any time on or prior to April 1, 2016, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding 5.125% Senior Notes issued under the indenture governing the 5.125% Senior Notes (including any additional notes) at a redemption price of 105.125% of their principal amount, plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided, that: (1) at least 65% of the aggregate principal amount of notes issued under the indenture (including any additional notes) remains outstanding immediately after the occurrence of such redemption (excluding notes held by us and our Subsidiaries); and (2) the redemption occurs within 90 days of the date of the closing of such equity offering.

At any time prior to April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the indenture) as of the date of redemption, plus (iii) accrued and unpaid interest and Liquidated Damages, if any, to the date of redemption. On or after April 1, 2018, the Company may, at its option, redeem all or a part of the 5.125% Senior Notes upon not less than 30 days nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and Liquidated Damages, if any, on the 5.125% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2018	102.563
2019	101.708
2020	100.854
2021 and thereafter	100.000

The Company incurred $5.7 million of loan costs in connection with the 5.125% Senior Notes financing transaction. The loan costs have been capitalized as deferred financing fees and are included in Other Non-Current Assets in the accompanying consolidated balance sheet as of March 31, 2013, and will be amortized to interest expense using an effective interest method through April 1, 2023.

The indenture contains certain covenants, including limitations and restrictions on the Company and its restricted subsidiaries’ ability to: incur additional indebtedness or issue preferred stock; make dividend payments or other restricted payments; create liens; sell assets; enter into transactions with affiliates; and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets. As of the date of the indenture, all of the Company’s subsidiaries, other than certain dormant domestic and other subsidiaries and all foreign subsidiaries in existence on the date of the indenture, were restricted subsidiaries. The Company’s failure to comply with certain of the covenants under the indenture could cause an event of default of any indebtedness and result in an acceleration of such indebtedness. In addition, there is a cross-default provision which becomes enforceable upon failure of payment of indebtedness at final maturity. The Company’s unrestricted subsidiaries are not subject to any of the restrictive covenants in the indenture and are the same as the non-guarantor subsidiaries discussed in Note 17 - Condensed Consolidating Financial Information. The Company believes it was in compliance with all of the covenants of the Indenture governing the 5.125% Senior Notes as of March 31, 2013.

Under the terms of a Registration Rights Agreement, dated as of March 19, 2013, among GEO, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the initial purchasers of the Notes (the “Registration Rights Agreement”), GEO has agreed to register under the Securities Act notes having terms identical in all material respects to the Notes (the “Exchange Notes”) and to make an offer to exchange the Exchange Notes for the Notes. Pursuant to the terms of the Registration Rights Agreement, GEO has agreed to file a registration statement with respect to an offer to exchange the Exchange Notes for the Notes on or prior to 75 days after the closing of the offering of the Notes and to use its reasonable best efforts to have the registration statement declared effective on or prior to 180 days after the closing of the offering of the Notes. If GEO fails to satisfy certain filing and other obligations described in the Registration Rights Agreement, GEO will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until GEO’s registration obligations are fulfilled, up to a maximum of 1.00% per annum.

A portion of the proceeds received from the 5.125% Senior Notes were used on the date of financing to repay the Revolver loans outstanding under the Senior Credit Facility. On April 3, 2013, the Company’s Senior Credit Facility was refinanced, and a portion of the proceeds of the 5.125% Senior Notes were used to pay a portion of the outstanding term loans and a portion of the Revolver credit draws outstanding under the Senior Credit Facility. Refer to Note 16-Subsequent Events for further discussion.

7 3/4% Senior Notes

Interest on the 7 3/4% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on April 15 and October 15 of each year. On or after October 15, 2013, the Company may, at its option, redeem all or a part of the 7 3/4% Senior Notes at the redemption prices set forth in the indenture governing the 7 3/4% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information.) The Company believes it was in compliance with all of the covenants of the indenture as of March 31, 2013.

6.625% Senior Notes

Interest on the 6.625% Senior Notes accrues at the stated rate. The Company pays interest semi-annually in arrears on February 15 and August 15 of each year. On or after February 15, 2016, the Company may, at its option, redeem all or part of the 6.625% Senior Notes at the redemption prices set forth in the indenture governing the 6.625% Senior Notes. The indenture contains certain covenants, including limitations and restrictions on the Company and its subsidiary guarantors (Refer to Note 17-Condensed Consolidating Financial Information.) The Company believes it was in compliance with all of the covenants of the indenture governing the 6.625% Senior Notes as of March 31, 2013.

Non-Recourse Debt

South Texas Detention Complex

As of March 31, 2013, the remaining balance of the debt service requirement under the STLDC financing agreement for the $49.5 million taxable revenue bonds maturing in February 2016 and having fixed coupon rates between 4.63% and 5.07% is $17.2 million, of which $5.5 million is due within the next twelve months. Also, as of March 31, 2013, included in current restricted cash and non-current restricted cash is $6.3 million and $8.9 million, respectively, of funds held in trust with respect to the STLDC for debt service and other reserves.

Northwest Detention Center

As of March 31, 2013, the remaining balance of the debt service requirement under the $57.0 million note payable to the Washington Economic Finance Authority (“WEDFA”) maturing in October 2014 with a fixed coupon rate of 4.10% is $67.7 million, of which $6.5 million is classified as current in the accompanying consolidated balance sheet.

The payment of principal and interest on 2011 Revenue Bonds issued by WEDFA is non-recourse to GEO. None of the bonds nor CSC’s obligations under the loan are obligations of GEO nor are they guaranteed by GEO.

As of March 31, 2013, included in current restricted cash and non-current restricted cash is $9.5 million and $4.2 million, respectively, of funds held in trust with respect to the Northwest Detention Center for debt service and other reserves.

Australia

The non-recourse obligations to the Company total $33.3 million (AUD 31.9 million) and $34.8 million (AUD 33.6 million), based on the exchange rates in effect at March 31, 2013 and December 31, 2012, respectively. The term of the non-recourse debt is through 2017 and it bears interest at a variable rate quoted by certain Australian banks plus 140 basis points. Any obligations or liabilities of the subsidiary are matched by a similar or corresponding commitment from the government of the State of Victoria. As a condition of the loan, the Company is required to maintain a restricted cash balance of AUD 5.0 million, which, based on exchange rates as of March 31, 2013, was $5.2 million. This amount is included in restricted cash and the annual maturities of the future debt obligation are included in Non-Recourse Debt.

Guarantees

In connection with the creation of SACS, the Company entered into certain guarantees related to the financing, construction and operation of the prison. As of March 31, 2013, the Company guaranteed obligations amounting to 34.8 million South African Rand, or $3.8 million based on exchange rates as of March 31, 2013. In the event SACS is unable to maintain the required funding in a Rectification Account maintained for the payment of certain costs in the event of contract termination, a previously existing guarantee by the Company for the shortfall will need to be re-instated. The remaining guarantee of 34.8 million South African Rand is secured by outstanding letters of credit under the Company’s Revolver as of March 31, 2013.

In addition to the above, the Company has also agreed to provide a loan, if required, of up to 20 million South African Rand, or $2.2 million based on exchange rates as of March 31, 2013, referred to as the Shareholder’s Loan, to SACS for the purpose of financing SACS’ obligations under its contract with the South African government. No amounts have been funded under the Standby Facility, and the Company does not currently anticipate that such funding will be required by SACS in the future. The Company’s obligations under the Shareholder’s Loan expire upon the earlier of full funding or SACS’s release from its obligations under its debt agreements. The lenders’ ability to draw on the Shareholder’s Loan is limited to certain circumstances, including termination of the contract.

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

In connection with a design, build, finance and maintenance contract for a facility in Canada, the Company guaranteed certain potential tax obligations of a trust. The potential estimated exposure of these obligations is Canadian Dollar (“CAD”) 2.5 million, or $2.5 million, based on exchange rates as of March 31, 2013, commencing in 2017. The Company has a liability of $2.2 million and $2.0 million related to this exposure included in Other Non-Current Liabilities as of March 31, 2013 and December 31, 2012, respectively. To secure this guarantee, the Company purchased Canadian dollar denominated securities with maturities matched to the estimated tax obligations in 2017 to 2021. The Company has recorded an asset equal to the current fair value of those securities included in Other Non-Current Assets as of March 31, 2013 and December 31, 2012, respectively, on its consolidated balance sheets. The Company does not currently operate or manage this facility.

At March 31, 2013, the Company also had eight letters of guarantee outstanding under separate international facilities relating to performance guarantees of its Australian subsidiary totaling $12.7 million.

In connection with the creation of GEOAmey, the Company and its joint venture partner guarantee the availability of working capital in equal proportion to ensure that GEOAmey can comply with current and future contractual commitments related to the performance of its operations. The Company and the 50% joint venture partner have each extended a £12 million line of credit of which £12.2 million, or $18.6 million based on exchange rates as of March 31, 2013, was outstanding as of March 31, 2013. The Company’s maximum exposure relative to the joint venture is its note receivable of $18.6 million, including accrued interest of $0.4 million, and future financial support necessary to guarantee performance under the contract.

Except as discussed above, the Company does not have any off balance sheet arrangements.

12. COMMITMENTS, CONTINGENCIES AND OTHER

Litigation, Claims and Assessments

On June 22, 2011, a jury verdict for $6.5 million was returned against the Company in a wrongful death action brought by the Personal Representative of the Estate of Ronald Sites, a former inmate at the Company’s Lawton Oklahoma Correctional Facility. On August 22, 2011, the court entered judgment against GEO in the amount of $8.4 million, which includes pre judgment interest on the amount of the verdict from January 26, 2007, the date of the filing of the lawsuit, through the date of the jury verdict. The lawsuit, Ronald L. Sites, as the administrator of the Estate of Ronald S. Sites, deceased v. The GEO Group, Inc. was filed on January 28, 2007 in the District Court of Comanche County, State of Oklahoma, Case No. CJ-2007-84. It was alleged that on January 29, 2005, Mr. Sites was harmed by his cellmate as a result of the Company’s negligence. A supersedeas bond in the amount of $10.0 million was posted on August 29, 2011 by the insurance company of the State of Pennsylvania, one of the Company’s insurers. Under its insurance plan, the Company is responsible for the first $3.0 million of liability which the Company would pay directly from general corporate funds. In April 2013, the case was settled. GEO’s portion of the settlement was within the Company’s reserves and the remainder was covered by the Company’s insurance plan. This settlement did not have a material impact on the Company’s consolidated balance sheet or results of operations as of and for the three months ended March 31, 2013.

In June 2004, the Company received notice of a third-party claim for property damage incurred during 2001 and 2002 at several detention facilities formerly operated by its Australian subsidiary. The claim relates to property damage caused by detainees at the detention facilities. The notice was given by the Australian government’s insurance provider and did not specify the amount of damages being sought. In August 2007, a lawsuit (Commonwealth of Australia v. Australasian Correctional Services PTY, Limited No. SC 656) was filed against the Company in the Supreme Court of the Australian Capital Territory seeking damages of up to approximately AUD 18 million or $18.8 million based on exchange rates as of March 31, 2013, plus interest. The pre-judgment interest rate in Australia is currently 7.00%. The Company believes that it has several defenses to the allegations underlying the litigation and the amounts sought and intends to vigorously defend its rights with respect to this matter. The Company has established a reserve based on its estimate of the most probable loss based on the facts and circumstances known to date and the advice of legal counsel in connection with this matter. The accrued reserve assumes a financial settlement of this litigation which would not require payment of pre-judgment interest. Although the outcome of this matter cannot be predicted with certainty, based on information known to date and the Company’s preliminary review of the claim and related reserve for loss, the Company believes that, if settled unfavorably, this matter could have a material adverse effect on its future financial condition, results of operations or cash flows. The Company is uninsured for any damages or costs that it may incur as a result of this claim, including the expenses of defending the claim.

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

Construction Commitments

The Company currently has contractual commitments for a number of projects using Company financing. The Company’s management estimates that the cost of these existing capital projects will range from $20.0 million to $25.0 million of which $8.0 million was spent through the first quarter of 2013. The Company estimates the remaining capital requirements related to these capital projects will range from $12.0 million to $17.0 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

Idle Facilities

The Company is currently marketing approximately 6,000 vacant beds at seven of its idle facilities to potential customers. The carrying values of these idle facilities, which are included in Property and Equipment, Net and Assets Held for Sale in the consolidated balance sheets, totaled $238.7 million as of March 31, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Other

As a result of the REIT conversion as more fully discussed in Note 1 - Basis of Presentation, the Company reorganized its operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”). The TRS structure requires the provisions of services between affiliated companies which are conducted at arm’s length subject to applicable tax law and promulgated tax regulations. The Company has, with the assistance of its tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with such tax rules.

13. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Operating and Reporting Segments

The Company conducts its business through four reportable business segments: the U.S. Corrections & Detention segment; the GEO Community Services segment; the International Services segment; and the Facility Construction & Design segment. The Facility Construction & Design segment did not have any operating activity during the 2013 and 2012 periods presented. The GEO Community Services segment was previously referred to as the GEO Care segment but was renamed concurrent with the divestiture of RTS. The U.S. Corrections and Detention and the GEO Community Services segments have been retroactively reclassified for the results of discontinued operations. Refer to Note 8 - Discontinued Operations. The Company’s segment revenues from external customers and a measure of segment profit are as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues:
U.S. Corrections & Detention	$248,896	$235,035
GEO Community Services	73,941	72,258
International Services	54,194	52,749

Total revenues	$377,031	$360,042

Operating income:
U.S. Corrections & Detention	$54,086	$47,106
GEO Community Services	17,405	16,249
International Services	1,808	3,728

Operating income from segments	$73,299	$67,083

Pre-Tax Income Reconciliation of Segments

The following is a reconciliation of the Company’s total operating income from its reportable segments to the Company’s income before income taxes and equity in earnings of affiliates (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Total operating income from segments	$73,299	$67,083
Unallocated amounts:
General and Administrative Expenses	(32,040)	(26,586)
Net Interest Expense	(18,157)	(18,999)

Income before income taxes and equity in earnings of affiliates, and discontinued operations	$23,102	$21,498

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

The Company has recorded $1.3 million and $1.3 million in earnings, net of tax impact, for SACS operations during both the three months ended March 31, 2013 and April 1, 2012, respectively, which are included in equity in earnings of affiliates, net of income tax provision in the accompanying consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company’s investment in SACS was $7.6 million and $7.8 million, respectively.

The Company has recorded $0.1 million and $0.5 million in losses, net of tax impact, for GEOAmey’s operations during the three months ended March 31, 2013 and April 1, 2012 , respectively, which are included in equity in earnings of affiliates, net of income tax provision, in the accompanying consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Company’s investment in GEOAmey was $(4.2) million and $(4.1) million, respectively, and represents its share of cumulative reported losses. Losses in excess of the Company’s investment have been recognized as the Company has provided certain loans and guarantees to provide financial support to GEOAmey (Refer to Note 11-Debt.)

14. BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and retirement agreements (in thousands):

	Three months ended March 31, 2013	Fiscal Year Ended December 31, 2012
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$19,761	$16,879
Service cost	231	774
Interest cost	207	787
Plan amendments	—	569
Actuarial loss	—	945
Benefits paid	(78)	(193)

Projected benefit obligation, end of period	$20,121	$19,761

Change in Plan Assets
Plan assets at fair value, beginning of period	$—	$—
Company contributions	78	193
Benefits paid	(78)	(193)

Plan assets at fair value, end of period	$—	$—

Unfunded Status of the Plan	$(20,121)	$(19,761)

	Three Months Ended
	March 31, 2013	April 1, 2012
Components of Net Periodic Benefit Cost
Service cost	$231	$193
Interest cost	207	197
Net loss	66	48

Net periodic pension cost	$504	$438

The long-term portion of the pension liability as of March 31, 2013 and December 31, 2012 was $19.9 million and $19.5 million, respectively, and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheets.

15. RECENT ACCOUNTING STANDARDS

The Company implemented the following accounting standards in the three months ended March 31, 2013:

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The implementation of this standard did not have any impact on the Company’s financial position, results of operations or cash flows.

The following accounting standard will be adopted in future periods:

In July 2012, the FASB issued ASU 2012-02, Intangibles, Goodwill and Other, which is intended to simplify how an entity tests indefinite-lived intangible assets for impairment. Under the revised guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of facts and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the carrying amount in accordance with Subtopic 350-30. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company performs its impairment analysis of indefinite-lived intangible assets on the first day of each fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

16. SUBSEQUENT EVENTS

Credit Agreement

On April 3, 2013, GEO executed an amended and restated credit agreement by and among GEO and GEO Corrections Holdings, Inc., as Borrowers, BNP Paribas, as Administrative Agent, and the lenders who are, or may from time to time become, a party thereto (the “Credit Agreement”).

The Credit Agreement evidences a Credit Facility (the “Credit Facility”) consisting of a $300 million Term Loan (the “New Term Loan B”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “New Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor). The new Revolver is scheduled to mature on April 3, 2018 and the New Term Loan B is scheduled to mature on April 3, 2020.

Employment Agreement Amendment

On April 29, 2013, GEO and Mr. George C. Zoley, the Company’s Chief Executive Officer, entered into the First Amendment to Third Amended and Restated Executive Employment Agreement (the “Amendment”). The Amendment modifies Mr. Zoley’s employment agreement by eliminating the automatic cost of living increase applicable to his annual base salary and instead provides that his annual base salary may be increased in the sole discretion of the Board for cost of living increases to be determined by the Board. Additionally, the Amendment modifies the termination payment Mr. Zoley would receive in the event of a termination of employment other than a termination by GEO for cause (as defined in the Third Amended and Restated Executive Employment Agreement) or a termination by Mr. Zoley without good reason (as defined in the Third Amended and Restated Executive Employment Agreement) from three times the amount of Mr. Zoley’s base salary plus annual bonus to two times the amount of Mr. Zoley’s base salary plus annual bonus.

Restricted Stock Awards

On May 6, 2013, the Compensation Committee of the Board of Directors resolved to grant approximately 300 thousand shares of restricted stock to certain employees of the Company to be effective June 1 2013.

Dividend

On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which is to be paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013.

Facility Acquisition

On May 7, 2013 the Company executed a definitive agreement for the purchase of the 1,287 bed Joe Corley Detention Center (the “Center”) located in Montgomery County, Texas for a purchase price of approximately $65 million. The Center is currently managed by the Company under a managed-only contract with Montgomery County. The transaction is expected to close during the Second Quarter of 2013.

Prospectus Supplement

On May 8, 2013, the Company filed with the Securities and Exchange Commission a prospectus supplement related to the offer and sale from time to time of the Company’s common stock at an aggregate offering price of up to $100 million through certain sales agents. Sales of shares of the Company’s common stock under this prospectus supplement and equity distribution agreements entered into with the sales agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s 6.625% Senior Notes, 7 3/4% Senior Notes, and 5.125% Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and certain of its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

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

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

(unaudited)

	As of March 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$32,986	$19,085	$31,653	$—	$83,724
Restricted cash and investments	—	—	15,780	—	15,780
Accounts receivable, less allowance for doubtful accounts	90,547	145,102	19,268	—	254,917
Deferred income tax assets, net	—	14,604	3,686	—	18,290
Prepaid expenses and other current assets	2,321	13,270	11,212	(1,154)	25,649

Total current assets	125,854	192,061	81,599	(1,154)	398,360

Restricted Cash and Investments	124	9,098	21,115	—	30,337
Property and Equipment, Net	591,261	975,973	112,931	—	1,680,165
Assets Held for Sale	—	1,700	—	—	1,700
Direct Finance Lease Receivable	—	—	25,010	—	25,010
Intercompany Receivable	1,229,529	414,270	—	(1,643,799)	—
Deferred Income Tax Assets, Net	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	776	—	490,312
Intangible Assets, Net	—	172,982	1,491	—	174,473
Investment in Subsidiaries	967,072	28,178	—	(995,250)	—
Other Non-Current Assets	20,933	108,836	34,713	(79,289)	85,193

Total Assets	$2,951,037	$2,392,600	$280,167	$(2,735,722)	$2,888,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,208	$37,012	$2,932	$—	$52,152
Accrued payroll and related taxes	1,664	27,001	17,651	—	46,316
Accrued expenses	65,790	25,580	21,959	(1,154)	112,175
Current portion of capital lease obligations, long-term debt and non-recourse debt	37,522	3,230	18,875	—	59,627

Total current liabilities	117,184	92,823	61,417	(1,154)	270,270

Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	399,871	1,224,622	19,306	(1,643,799)	—
Other Non-Current Liabilities	24,677	136,311	823	(79,289)	82,522
Capital Lease Obligations	—	11,678	—	—	11,678
Long-Term Debt	1,369,996	171	—	—	1,370,167
Non-Recourse Debt	—	—	97,964	—	97,964
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,039,309	895,062	100,188	(995,250)	1,039,309
Noncontrolling Interests	—	—	469	—	469

Total Shareholders’ Equity	1,039,309	895,062	100,657	(995,250)	1,039,778

Total Liabilities and Shareholders’ Equity	$2,951,037	$2,392,600	$280,167	$(2,735,722)	$2,888,082

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in thousands)

	As of December 31, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,764	$1,917	$25,074	$—	$31,755
Restricted cash and investments	—	—	15,654	—	15,654
Accounts receivable, less allowance for doubtful accounts	124,670	102,704	19,261	—	246,635
Deferred income tax assets, net	13,106	1,498	3,686	—	18,290
Prepaid expenses and other current assets	8,657	5,890	11,456	(1,154)	24,849

Total current assets	151,197	112,009	75,131	(1,154)	337,183

Restricted Cash and Investments	7,953	—	24,803	—	32,756
Property and Equipment, Net	633,458	939,995	113,706	—	1,687,159
Assets Held for Sale	—	3,243	—	—	3,243
Direct Finance Lease Receivable	—	—	26,757	—	26,757
Intercompany Receivable	591,273	14,305	—	(605,578)	—
Deferred Income Tax Assets, Net	16,230	—	2,532	(16,230)	2,532
Goodwill	34	489,502	772	—	490,308
Intangible Assets, Net	—	176,666	1,652	—	178,318
Investment in Subsidiaries	1,151,998	41,356	—	(1,193,354)	—
Other Non-Current Assets	38,574	84,931	36,584	(79,151)	80,938

Total Assets	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,889	$17,407	$2,814	$—	$50,110
Accrued payroll and related taxes	4,774	16,264	18,284	—	39,322
Accrued expenses	94,350	5,515	17,846	(1,154)	116,557
Current portion of capital lease obligations, long-term debt and non-recourse debt	33,925	1,311	18,646	—	53,882

Total current liabilities	162,938	40,497	57,590	(1,154)	259,871

Deferred Income Tax Liabilities	—	31,933	—	(16,230)	15,703
Intercompany Payable	—	586,428	19,150	(605,578)	—
Other Non-Current Liabilities	63,657	96,822	697	(79,151)	82,025
Capital Lease Obligations	—	11,926	—	—	11,926
Long-Term Debt	1,317,310	219	—	—	1,317,529
Non-Recourse Debt	—	—	104,836	—	104,836
Commitments & Contingencies
Shareholders’ Equity:
The GEO Group, Inc. Shareholders’ Equity	1,046,812	1,094,182	99,172	(1,193,354)	1,046,812
Noncontrolling Interests	—	—	492	—	492

Total Shareholders’ Equity	1,046,812	1,094,182	99,664	(1,193,354)	1,047,304

Total Liabilities and Shareholders’ Equity	$2,590,717	$1,862,007	$281,937	$(1,895,467)	$2,839,194

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$113,491	$312,528	$57,385	$(106,373)	$377,031
Operating expenses	99,409	240,477	47,284	(106,373)	280,797
Depreciation and amortization	5,824	15,881	1,230	—	22,935
General and administrative expenses	9,197	18,192	4,651	—	32,040

Operating income (loss)	(939)	37,978	4,220	—	41,259
Interest income	3,960	550	1,096	(4,422)	1,184
Interest expense	(9,920)	(11,431)	(2,412)	4,422	(19,341)

Income (loss) before income taxes and equity in earnings of affiliates	(6,899)	27,097	2,904	—	23,102
Provision (benefit) for income taxes	(667)	406	1,142	—	881
Equity in earnings of affiliates, net of income tax provision	—	—	1,217	—	1,217

Income (loss) before equity in income of consolidated subsidiaries	(6,232)	26,691	2,979	—	23,438
Income from consolidated subsidiaries, net of income tax provision	29,670	—	—	(29,670)	—

Net income	23,438	26,691	2,979	(29,670)	23,438
Net income attributable to noncontrolling interests	—	—	(18)	—	(18)

Net income attributable to The GEO Group, Inc.	$23,438	$26,691	$2,961	$(29,670)	$23,420

Net income	$23,438	$26,691	$2,979	$(29,670)	$23,438
Other comprehensive income (loss), net of tax	—	40	(1,220)	—	(1,180)

Total comprehensive income	$23,438	$26,731	$1,759	$(29,670)	$22,258
Comprehensive loss attributable to noncontrolling interests	—	$—	23	$—	23

Comprehensive income attributable to The GEO Group, Inc.	$23,438	$26,731	$1,782	$(29,670)	$22,281

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	For the Three Months Ended April 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$140,616	$184,187	$57,993	$(22,754)	$360,042
Operating expenses	131,006	117,666	44,802	(22,754)	270,720
Depreciation and amortization	6,855	13,252	2,132	—	22,239
General and administrative expenses	9,396	13,294	3,896	—	26,586

Operating income (loss)	(6,641)	39,975	7,163	—	40,497
Interest income	7,807	492	1,601	(8,093)	1,807
Interest expense	(16,915)	(7,911)	(4,073)	8,093	(20,806)

Income (loss) before income taxes and equity in earnings of affiliates	(15,749)	32,556	4,691	—	21,498
Provision (benefit) for income taxes	(5,656)	12,311	1,834	—	8,490
Equity in earnings of affiliates, net of income tax provision	—	—	748	—	748

Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(10,093)	20,245	3,604	—	13,756
Income from consolidated subsidiaries, net of income tax provision	23,849	—	—	(23,849)	—

Income from continuing operations	13,756	20,245	3,604	(23,849)	13,756
Net income (loss) from discontinued operations	1,303	1,072	322	(1,394)	1,303

Net income	15,059	21,317	3,926	(25,243)	15,059
Net income attributable to noncontrolling interests	—	(17)	(17)	—	(34)

Net income attributable to The GEO Group, Inc.	$15,059	$21,300	$3,909	$(25,243)	$15,025

Net income	$15,059	$21,317	$3,926	$(25,243)	$15,059
Other comprehensive income, net of tax	30	—	1,957	—	1,987

Total comprehensive income	$15,089	$21,317	$5,883	$(25,243)	$17,046
Comprehensive income attributable to noncontrolling interests	—	(17)	(45)	—	(62)

Comprehensive income attributable to The GEO Group, Inc.	$15,089	$21,300	$5,838	$(25,243)	$16,984

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31, 2013
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Net cash provided by operating activities	$8,032	$26,708	$10,697	$45,437

Cash Flow from Investing Activities:
Proceeds from sale of property and equipment	—	4	—	4
Proceeds from sale of assets held for sale	—	1,602	—	1,602
Change in restricted cash and investments	(124)	(1,145)	3,599	2,330
Capital expenditures	(1,414)	(9,624)	(364)	(11,402)

Net cash provided by (used in) investing activities	(1,538)	(9,163)	3,235	(7,466)

Cash Flow from Financing Activities:
Proceeds from long-term debt	410,000	—	—	410,000
Income tax benefit of equity compensation	1,127	—	—	1,127
Debt issuance costs	(5,650)	—	—	(5,650)
Payments on long-term debt	(351,153)	(377)	(6,908)	(358,438)

Proceeds from the exercise of stock options	3,049	—	—	3,049
Cash dividends paid	(35,711)	—	—	(35,711)
Proceeds from reissuance of treasury stock in connection with ESPP	66	—	—	66

Net cash provided by (used in) financing activities	21,728	(377)	(6,908)	14,443

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(445)	(445)

Net Increase in Cash and Cash Equivalents	28,222	17,168	6,579	51,969
Cash and Cash Equivalents, beginning of period	4,764	1,917	25,074	31,755

Cash and Cash Equivalents, end of period	$32,986	$19,085	$31,653	$83,724

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended April 1, 2012
	The GEO Group, Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Consolidated
Cash Flow from Operating Activities:
Cash provided by operating activities - continuing operations	$24,885	$19,198	$22,200	$66,283
Cash (used in) provided by operating activities - discontinued operations	1,738	1,205	(746)	2,197

Net cash provided by operating activities	26,623	20,403	21,454	68,480

Cash Flow from Investing Activities:
Proceeds from sale of assets held for sale	—	297	—	297
Proceeds from sale of property and equipment	—	149	9	158
Change in restricted cash and investments	—	—	960	960
Capital expenditures	(27,046)	(20,316)	(554)	(47,916)

Cash (used in) provided by investing activities - continuing operations	(27,046)	(19,870)	415	(46,501)
Cash used in investing activities - discontinued operations	(260)	(825)	—	(1,085)

Net cash (used in) provided by investing activities	(27,306)	(20,695)	415	(47,586)

Cash Flow from Financing Activities:
Proceeds from long-term debt	53,000	—	—	53,000
Payments on long-term debt	(57,278)	(340)	(6,457)	(64,075)
Income tax benefit of equity compensation	(342)	—	—	(342)
Debt issuance costs	(6)	—	(38)	(44)
Distribution to noncontrolling interests	—	—	(5,758)	(5,758)
Proceeds from the exercise of stock options	231	—	—	231
Payments for retirement of common stock	(1,035)	—	—	(1,035)

Net cash used in financing activities	(5,430)	(340)	(12,253)	(18,023)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	995	995

Net Increase (Decrease) in Cash and Cash Equivalents	(6,113)	(632)	10,611	3,866
Cash and Cash Equivalents, beginning of period	15,086	3,092	25,200	43,378

Cash and Cash Equivalents, end of period	$8,973	$2,460	$35,811	$47,244

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking” statements are any statements that are not based on historical information. Statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•	our ability to timely build and/or open facilities as planned, profitably manage such facilities and successfully integrate such facilities into our operations without substantial additional costs;

•	our ability to remain qualified for taxation as a real estate investment trust, or REIT;

•	our ability to fulfill our debt service obligations and its impact on our liquidity;

•	the instability of foreign exchange rates, exposing us to currency risks in Australia, Canada, the United Kingdom, and South Africa, or other countries in which we may choose to conduct our business;

•	our ability to activate the inactive beds at our idle facilities;

•	our ability to maintain occupancy rates at our facilities;

•	an increase in unreimbursed labor rates;

•

our ability to expand, diversify and grow our correctional, detention, re-entry, community-based services, youth services, monitoring services, evidence-based supervision and treatment programs and secure transportation services businesses;

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

•

our exposure to state and federal income tax law changes internationally and domestically, including changes to the REIT provisions, and our exposure as a result of federal and international examinations of our tax returns or tax positions;

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

•	our ability to pay quarterly dividends consistent with our requirements as a REIT, and expectations as to timing and amounts;

•	our ability to comply with government regulations and applicable contractual requirements;

•	our ability to acquire, protect or maintain our intellectual property;

•	the risk that future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive; and

•

other factors contained in our filings with the Securities and Exchange Commission, or the SEC, including, but not limited to, those detailed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Current Reports on Form 8-K filed with the SEC.

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of numerous factors including, but not limited to, those described above under “Forward Looking Information”, those described below under “Part II - Item 1A. Risk Factors” and under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. For the purposes of this discussion and analysis, we refer to three months ended March 31, 2013 as “First Quarter 2013,” and we refer to the three months ended April 1, 2012 as “First Quarter 2012.”

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and management of correctional, detention and re-entry facilities and the provision of community-based services and youth services in the United States, Australia, South Africa, the United Kingdom and Canada. We own, lease and operate a broad range of correctional and detention facilities including maximum, medium and minimum security prisons, immigration detention centers, minimum security detention centers, and community based re-entry facilities. We offer counseling, education and/or treatment to inmates with alcohol and drug abuse problems at most of the domestic facilities we manage. We are also a provider of innovative compliance technologies, industry-leading monitoring services, and evidence-based supervision and treatment programs for community-based parolees, probationers and pretrial defendants. Additionally, we have an exclusive contract with the U.S. Immigration and Customs Enforcement, which we refer to as ICE, to provide supervision and reporting services designed to improve the participation of non-detained aliens in the immigration court system. We develop new facilities based on contract awards, using our project development expertise and experience to design, construct and finance what we believe are state-of-the-art facilities that maximize security and efficiency. We also provide secure transportation services for offender and detainee populations as contracted domestically and in the United Kingdom through our joint venture, GEO Amey PECS Ltd., which we refer to as GEOAmey.

As of March 31, 2013, our worldwide operations included the management and/or ownership of approximately 72,000 beds at 95 correctional, detention and re-entry facilities, including idle facilities and projects under development and also included the provision of monitoring of more than 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

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

For the three months ended March 31, 2013 and April 1, 2012, we had consolidated revenues of $377.0 million and $360.0 million, respectively, and we maintained an average company wide facility occupancy rate of 95.3% including 66,338 active beds and excluding 6,056 idle beds marketed to potential customers for the three months ended March 31, 2013, and 95.5% including 69,983 active beds and excluding 7,056 idle beds marketed to potential customers for the three months ended April 1, 2012.

REIT Conversion - we began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”). Through the TRS structure, the portion of our businesses which are non-real estate related, such as our managed-only contracts, international operations, electronic monitoring services, and other non-residential and community based facilities, are part of wholly-owned taxable subsidiaries of the REIT. Most of our business segments, which are real estate related and involve company-owned and company-leased facilities, are part of the REIT. The TRS structure allows us to maintain the strategic alignment of almost all of our diversified business segments under one entity. The TRS assets and operations will continue to be subject to federal and state corporate income taxes and to foreign taxes as applicable in the jurisdictions in which those assets and operations are located.

As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain) and we began paying regular distributions in 2013. On January 17, 2013, our Board declared GEO’s first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013.

Divestiture of Residential Treatment Services - Applicable REIT rules substantially restrict the ability of REITs to operate health care facilities. As a result, in order to achieve and preserve REIT status, on December 31, 2012, we completed the divestiture of all of our residential treatment health care facility assets and related management contracts (“Residential Treatment Services” or “RTS”). The operating results of RTS have been retroactively reclassified to discontinued operations for the three months ended April 1, 2012. See Note 8 - Discontinued Operations of Notes to Consolidated Financial Statements.

Change of Reporting Segment Name from GEO Care to GEO Community Services - Our GEO Care reporting segment previously consisted of four aggregated operating segments including Residential Treatment Services, Community Based Services, Youth Services and B.I. Incorporated (“BI”). The GEO Care reporting segment was renamed GEO Community Services concurrent with the divestiture of our Residential Treatment Services operating segment. All current and prior year financial position and results of operations amounts presented for this reporting segment are referred to as GEO Community Services.

Fiscal Year- In connection with the REIT conversion discussed above, effective December 31, 2012, we changed to a calendar year from a fiscal year that ended on the Sunday closest to the calendar year end and changed our fiscal quarters to coincide with each calendar quarter. The first fiscal quarter of 2013 began on January 1, 2013 and ended on March 31, 2013, and is referred to as the three months ended March 31, 2013. The first fiscal quarter of 2012 began on January 2, 2012 and ended on April 1, 2012, and is referred to as the three months ended April 1, 2012.

Reference is made to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 1, 2013, for further discussion and analysis of information pertaining to our financial condition and results of operations as of and for the fiscal year ended December 31, 2012.

Fiscal 2013 Developments

Contract Awards, Activations and Terminations

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The carrying values of these idle facilities totaled $238.7 million as of March 31, 2013, excluding equipment and other assets that can be easily transferred for use at other facilities.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2013, we did not experience any changes in estimates or judgments inherent in the preparation of our consolidated financial statements except that we began operating as a REIT for federal income tax purposes effective January 1, 2013. As a result of the REIT conversion, we reorganized our operations and moved non-real estate components into taxable REIT subsidiaries (“TRS’s”). Our TRS structure requires the provisions of services between affiliated companies which are conducted at arm’s length subject to applicable tax law and promulgated tax regulations. We have, with the assistance of our tax advisors, undertaken substantial analysis to determine and document the appropriateness of the arm’s length compensation used in compliance with the underlying tax rules and regulations. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the notes to our unaudited consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. The results of operations presented herein do not include the results of operations related to the Company’s discontinued operations for all periods presented. Refer to Note 8-Discontinued Operations of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended March 31, 2013 and Three Months Ended April 1, 2012

Revenues

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$248,896	66.0%	$235,035	65.2%	$13,861	5.9%
GEO Community Services	73,941	19.6%	72,258	20.1%	1,683	2.3%
International Services	54,194	14.4%	52,749	14.7%	1,445	2.7%

Total	$377,031	100.0%	$360,042	100.0%	$16,989	4.7%

U.S. Corrections & Detention

Revenues increased in First Quarter 2013 compared to First Quarter 2012 primarily due to aggregate increases of $13.4 million resulting from the activation and intake of inmates at our expanded 650-bed Adelanto ICE Processing Center East (“Adelanto East”) in August 2012, the 1,500-bed Riverbend Correctional Facility (“Riverbend”) in December 2011, the 600-bed Karnes Civil Detention Center (“Karnes Civil”) in March 2012 and the commencement of services under our contract, signed in October 2012, with the United States Marshals Service for the housing of up to 320 federal detainees at our Aurora Detention Facility. We also experienced aggregate increases in revenues of $6.5 million at certain of our facilities primarily due to increases in population, transportation services and/or rates, including the expansion to the New Castle Correctional Facility (“New Castle”) in the first quarter of 2012. These increases were partially offset by an aggregate decrease of $5.8 million primarily due to contract terminations and other decreases related to lower populations, transportation services and/or rates at certain facilities.

The number of compensated mandays in U.S. Corrections & Detention facilities was 4.2 million in First Quarter 2013 and 4.0 million in First Quarter 2012. We experienced an aggregate net increase of approximately 182,000 mandays as a result of our new contracts discussed above and also as a result of increases in population at certain facilities. These increases were offset by decreases resulting from contract terminations and other decreases related to lower populations at certain facilities. We look at the average occupancy in our facilities to determine how we are managing our available beds. The average occupancy is calculated by taking compensated mandays as a percentage of capacity. The average occupancy in our U.S. Detention & Corrections facilities was 96.0% and 96.1% of capacity in First Quarter 2013 and First Quarter 2012 respectively, excluding idle facilities.

GEO Community Services

The increase in revenues for GEO Community Services in First Quarter 2013 compared to First Quarter 2012 is primarily attributable to increases of $1.3 million due to new electronic monitoring contracts of BI and a net increase of $1.0 million primarily due to population increases at certain facilities. This increase was partially offset by decreases in revenues of $0.7 million related to contracts terminated during 2012.

International Services

The increase in revenues for International Services in First Quarter 2013 compared to First Quarter 2012 is primarily attributable to aggregate net increases at our Australian and South African subsidiaries of $2.9 million related to population increases, contractual increases linked to the inflationary index and the provision of additional services under certain contracts. These increases were partially offset by a decrease of $1.5 million as a result of foreign exchange rate fluctuations.

Operating Expenses

	2013	% of Segment Revenues	2012	% of Segment Revenues	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$179,713	72.2%	$172,760	73.5%	$6,953	4.0%
GEO Community Services	49,333	66.7%	49,470	68.5%	(137)	(0.3)%
International Services	51,751	95.5%	48,490	91.9%	3,261	6.7%

Total	$280,797	74.5%	$270,720	75.2%	$10,077	3.7%

Operating expenses consist of those expenses incurred in the operation and management of our correctional, detention and community based facilities.

U.S. Corrections & Detention

The increase in operating expenses for U.S. Corrections & Detention reflects the following: (i) the activation and intake of inmates at the Adelanto East expansion, Riverbend, Karnes Civil and services provided under our contract with the United States Marshals at our Aurora facility which contributed an aggregate increase to operating expenses of $4.7 million; and (ii) increases of $2.6 million at certain of our facilities primarily related to net population increases and increased transportation services and the variable costs associated with those increases. These increases were partially offset by a decrease of $0.4 million related to contracts terminated during 2012.

GEO Community Services

Operating expenses for GEO Community Services decreased by $0.1 million during First Quarter 2013 from First Quarter 2012 primarily due to contract terminations in 2012 of $0.5 million These decreases were partially offset by increases of $0.4 million due to population increases and the related variable costs at certain facilities.

International Services

Operating expenses for our International Services segment during First Quarter 2013 increased $3.3 million over First Quarter 2012 which was primarily attributable to an increase of $3.0 million at our Australian subsidiary due to population increases and additional services provided under new contracts at those facilities.

Depreciation and Amortization

	2013	% of Segment Revenue	2012	% of Segment Revenue	$ Change	% Change
	(Dollars in thousands)
U.S. Corrections & Detention	$15,097	6.1%	$15,168	6.5%	$(71)	(0.5)%
GEO Community Services	7,203	9.7%	6,539	9.0%	664	10.2%
International Services	635	1.2%	532	1.0%	103	19.4%

Total	$22,935	6.1%	$22,239	6.2%	$696	3.1%

U.S. Corrections & Detention

U.S. Corrections & Detention depreciation and amortization expense decreased slightly in First Quarter 2013 compared to First Quarter 2012 primarily because there were no significant construction projects completed during the Second, Third and Fourth Quarters of 2012 or First Quarter 2013.

GEO Community Services

GEO Community Services depreciation and amortization expense increased by $0.7 million in First Quarter 2013 compared to First Quarter 2012. The increase is primarily due to an increase in monitoring and other equipment at BI in 2012 and 2013 related to certain contract wins.

International Services

Depreciation and amortization expense increased slightly in First Quarter 2013 over First Quarter 2012 primarily from increases in capital expenditures at our Australian subsidiary and also from fluctuations in foreign exchange rates.

Other Unallocated Operating Expenses

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
General and Administrative Expenses	$32,040	8.5%	$26,586	7.4%	$5,454	20.5%

General and administrative expenses comprise substantially all of our other unallocated operating expenses primarily including corporate management salaries and benefits, professional fees and other administrative expenses. The increase in general and administrative expenses in First Quarter 2013 compared to First Quarter 2012 was primarily attributable to approximately $6 million of professional fees incurred in First Quarter 2013 associated with our conversion to a REIT.

Non Operating Expenses

Interest Income and Interest Expense

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Interest Income	$1,184	0.3%	$1,807	0.5%	$(623)	(34.5)%
Interest Expense	$19,341	5.1%	$20,806	5.8%	$(1,465)	(7.0)%

The majority of our interest income generated in First Quarter 2013 and First Quarter 2012 is from the cash balances at our foreign subsidiaries.

The decrease in interest expense of $1.5 million in First Quarter 2013 compared to First Quarter 2012 is primarily attributable to the extinguishment of the MCF bonds in the Third Quarter of 2012. Interest expense on the MCF bonds in First Quarter 2012 was $1.3 million. Outstanding borrowings, net of discount and swap, at March 31, 2013 and April 1, 2012, excluding non-recourse debt and capital lease liabilities, were $1,410.0 million and $1,334.0 million, respectively.

Provision for Income Taxes

	2013	Effective Rate	2012	Effective Rate	$ Change	% Change
	(Dollars in thousands)
Income Taxes	$881	3.8%	$8,490	39.5%	$(7,609)	(89.6)%

The provision for income taxes during First Quarter 2013 decreased by $7.6 million compared to First Quarter 2012 and the effective tax rate decreased from 39.5% to 3.8%. The decrease is primarily attributable to our REIT conversion which became effective January 1, 2013. As a REIT, we are required to distribute at least 90% of our taxable income to shareholders and in turn are allowed a deduction for the distribution at the REIT level. The Company’s wholly-owned taxable REIT subsidiaries continue to be fully subject to federal, state and foreign income taxes, as applicable. While we estimate our annual effective tax rate for 2013 to be approximately 8% exclusive of any non-recurring items, the retroactive reinstatement in January of the Work-Opportunity-Tax-Credit legislation for all of 2012 favorable impacted our tax expense in the First Quarter 2013.

Equity in Earnings of Affiliates, net of Income Tax Provision

	2013	% of Revenue	2012	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Equity in Earnings of Affiliates	$1,217	0.3%	$748	0.2%	$469	62.7%

Equity in earnings of affiliates, presented net of income taxes, represents the earnings (loss) of SACS and GEOAmey, respectively. Overall, we experienced an increase in equity in earnings of affiliates during First Quarter 2013 compared to First Quarter 2012, which is primarily due to a decreased loss of $0.4 million from the operations of GEOAmey in First Quarter 2013 compared to First Quarter 2012.

Financial Condition

Capital Requirements

Our current cash requirements consist of amounts needed for working capital, distributions of our REIT taxable income in order to maintain our REIT qualification, debt service, supply purchases, investments in joint ventures, and capital expenditures related to either the development of new correctional, detention and re-entry facilities, or the maintenance of existing facilities. In addition, some of our management contracts require us to make substantial initial expenditures of cash in connection with opening or renovating a facility. Generally, these initial expenditures are subsequently fully or partially recoverable as pass-through costs or are billable as a component of the per diem rates or monthly fixed fees to the contracting agency over the original term of the contract. In connection with GEOAmey, our joint venture in the United Kingdom, we and our joint venture partner have each provided a line of credit of £12 million, or $18.3 million, based on exchange rates as of March 31, 2013, for GEOAmey’s operations. As of March 31, 2013, $18.6 million, including accrued interest of $0.4 million was owed to us by GEOAmey under the line of credit. Additional capital needs may also arise in the future with respect to possible acquisitions, other corporate transactions or other corporate purposes.

We currently have contractual commitments for a number of projects using Company financing. We estimate that the cost of these existing capital projects will range from $20.0 million to $25.0 million of which $8.0 million was spent through the first quarter of 2013. We estimate that the remaining capital requirements related to these capital projects will range from $12.0 million to $17.0 million which will be spent through fiscal year 2013. Capital expenditures related to facility maintenance costs are expected to range between $30.0 million and $35.0 million for fiscal year 2013.

Liquidity and Capital Resources

On April 3, 2013, we executed an amended and restated credit agreement providing for a Senior Secured Credit Facility consisting of a $300 million term loan and a $700 million revolving credit facility. Pursuant to the amended and restated credit agreement, all amounts outstanding under the Senior Credit Facility, including the Term Loan A, Term Loan A-2, Term Loan A-3, Term Loan B, and the Revolver were refinanced. The Credit Agreement evidences a Credit Facility (the “Credit Facility”) consisting of a $300 million Term Loan (the “New Term Loan B”) initially bearing interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%), and a $700 million revolving credit facility (the “New Revolver”) initially bearing interest at LIBOR plus 2.50% (with no LIBOR floor). The New Revolver component is scheduled to mature on April 3, 2018 and the New Term Loan B component is scheduled to mature on April 3, 2020. Refer to Note 16 - Subsequent Events of Notes to Unaudited Consolidated Financial Statements for further discussion.

As of March 31, 2013, the Senior Credit Facility, as amended, was comprised of: (i) a $150.0 million Term Loan A, bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (ii) a $150.0 million Term Loan A-2, bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iii) a $100.0 million Term Loan A-3, bearing interest at LIBOR plus 2.75% and maturing August 4, 2015, (iv) a $200.0 million Term Loan B (“Term Loan B”) bearing interest at LIBOR plus 2.75% with a LIBOR floor of 1.00% and maturing August 4, 2016, and (v) a $500.0 million Revolving Credit Facility (“Revolver”) bearing interest at LIBOR plus 2.75% and maturing August 4, 2015. As of March 31, 2013, we had $556.4 million in aggregate borrowings outstanding, net of discount, under the Term Loan A, Term Loan A-2, Term Loan A-3 and Term Loan B, $0.0 million in borrowings under the Revolver (as discussed below) total credit draws outstanding under the Revolver were repaid on March 19, 2013 primarily from proceeds received under the 5.125% Senior Notes, and approximately $61.0 million in letters of credit which left $439.0 million in additional borrowing capacity under the Revolver.

On March 19, 2013, we completed an offering of $300.0 million aggregate principal amount of senior unsecured notes. The notes will mature on April 1, 2023 and have a coupon rate and yield to maturity of 5.125% (the “5.125% Senior Notes”). Interest is payable semi-annually on April 1 and October 1 each year, beginning October 1, 2013. A portion of the proceeds received from the 5.125% Senior Notes were used on the date of the financing to repay the Revolver credit draws outstanding under the Senior Credit Facility. Refer to Note 11 - Debt of Notes to Unaudited Consolidated Financial Statements for further discussion.

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

In addition to the debt outstanding under the Senior Credit Facility (refinanced on April 3, 2013 by the Senior Secured Credit Facility as discussed above), the 7 3/4% Senior Notes, the 6.625% Senior Notes and the 5.125% Senior Notes discussed above, we also have significant debt obligations which, although these obligations are non-recourse to us, require cash expenditures for debt service. Our significant debt obligations could have material consequences. See “Risk Factors-Risks Related to Our High Level of Indebtedness” in Item 1A of our 2012 Annual Report on Form 10-K. We are exposed to various commitments and contingencies which may have a material adverse effect on our liquidity. See Part II-Item 1. Legal Proceedings. We also have guaranteed certain obligations for our South African joint venture and other of our international subsidiaries. These non-recourse obligations, commitments and contingencies and guarantees are further discussed in our 2012 Annual Report on Form 10-K.

We are also considering opportunities for future business and/or asset acquisitions. If we are successful in our pursuit of these new projects, our cash on hand, cash flows from operations and borrowings under the existing Senior Credit Facility (refinanced on April 3, 2013 by the Senior Secured Credit Agreement as discussed above), may not provide sufficient liquidity to meet our capital needs through 2014 and we could be forced to seek additional financing or refinance our existing indebtedness. There can be no assurance that any such financing or refinancing would be available to us on terms equal to or more favorable than our current financing terms, or at all. In the future, our access to capital and ability to compete for future capital intensive projects will also be dependent upon, among other things, our ability to meet certain financial covenants in the indenture governing the 7 3/4% Senior Notes, the indenture governing the 6.625% Senior Notes, the indenture governing the 5.125% Senior Notes, and our Senior Credit Facility (refinanced on April 3, 2013 by the Senior Secured Credit Agreement as discussed above). A substantial decline in our financial performance could limit our access to capital pursuant to these covenants and have a material adverse affect on our liquidity and capital resources and, as a result, on our financial condition and results of operations. In addition to these foregoing potential constraints on our capital, a number of state government agencies have been suffering from budget deficits and liquidity issues. While we expect to be in compliance with our debt covenants, if these constraints were to intensify, our liquidity could be materially adversely impacted as could our ability to remain in compliance with these debt covenants.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On January 17, 2013, the Board declared our first quarterly REIT cash dividend of $0.50 per share of common stock, which was paid on March 1, 2013 to shareholders of record as of the close of business on February 15, 2013. On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, which is to be paid on June 3, 2013 to shareholders of record as of the close of business on May 20, 2013. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors.

We plan to fund all of our capital needs, including distributions of our REIT taxable income in order to maintain our REIT qualification, and capital expenditures, from cash on hand, cash from operations, borrowings under our Senior Secured Credit Facility entered into on April 3, 2013 and any other financings which our management and Board, in their discretion, may consummate. Currently, our primary source of liquidity to meet these requirements is cash flow from operations and borrowings under the $700.0 million New Revolver pursuant to the Senior Secured Credit Facility entered into on April 3, 2013. Our management believes that cash on hand, cash flows from operations and availability under our Senior Secured Credit Facility entered into on April 3, 2013 will be adequate to support our capital requirements for 2013 as disclosed under “Capital Requirements” above.

Executive Retirement Agreement

We have a non-qualified deferred compensation agreement with our Chief Executive Officer (“CEO”). The current agreement, as amended, provides for a lump sum payment upon retirement, no sooner than age 55. As of January 1, 2013, our CEO had reached age 55 and was eligible to receive the payment upon retirement. If our CEO had retired as of March 31, 2013, the Company would have had to pay him $6.6 million. Based on our current capitalization, we do not believe that making this payment would materially adversely impact our liquidity.

Cash Flow

Cash and cash equivalents as of March 31, 2013 was $83.7 million, compared to $31.8 million as of December 31, 2012. The increase was primarily due to the issuance of our $300 million 5.125% Senior Notes in First Quarter 2013, offset by a $239 million repayment of outstanding draws under our Senior Credit Facility from the proceeds of our $300 million 5.125% Senior Notes.

Operating Activities

Cash provided by operating activities from continuing operations amounted to $45.4 million in the First Quarter 2013 versus cash provided by operating activities from continuing operations of $66.3 million in the First Quarter 2012. Cash provided by operating activities from continuing operations during the First Quarter 2013 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock-based compensation expense. These positive impacts were offset by increases in equity in earnings of affiliates, net of tax and and an increase accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets increased in total by a net $6.6 million, representing a negative impact on cash. The increase was primarily driven by increases in accounts receivable of approximately $8.3 million related to increased operations at several new facilities and/or contracts which were activated during 2012. The increase in accounts receivable, prepaid expenses and other assets was partially offset by a $1.0 million dividend received from our unconsolidated joint venture in Australia as well as the timing of payments on accounts receivable. Accounts payable, accrued expenses and other liabilities increased by $4.7 million and represented a source of cash. The increase was primarily driven by increased operations at several new facilities and/or contracts which were activated during 2012 as well as the timing of payments.

Cash provided by operating activities from continuing operations in the First Quarter 2012 was positively impacted by increases in net income attributable to GEO, non-cash expenses such as depreciation and amortization and stock based compensation expense, as well changes in our working capital components which were primarily driven by decreases in accounts receivable, prepaid expenses and other assets. Accounts receivable, prepaid expenses and other assets decreased by $26.4 million, and represented a source of cash. The decrease was primarily caused by a decrease in accounts receivable due to timing of collections at certain facilities and an IRS refund of approximately $10 million during the First Quarter 2012 which was recorded as a reduction to prepaid income taxes.

Investing Activities

Cash used in investing activities from continuing operations of $7.5 million in the First Quarter 2013 was primarily the result of capital expenditures of $11.4 million. Cash used in investing activities from continuing operations in the First Quarter 2012 of $46.5 million was primarily the result of capital expenditures.

Financing Activities

Cash provided by financing activities from continuing operations in the First Quarter 2013 amounted to $14.4 million compared to cash used by financing activities of $18.0 million in the First Quarter 2012. Cash provided by financing activities in the First Quarter 2013 reflects proceeds from long term debt of $410.0 million, including $300 million from the 5.125% Senior Notes as well as $110 million of borrowings under our Revolver, and proceeds from the exercise of stock options of $3.0 million. These increases were offset by payments of $358.4 million on indebtedness, cash dividends paid of $35.7 million and debt issuance costs of $5.6 million. Cash used in financing activities in the the First Quarter 2012 reflects payments of $64.1 million on indebtedness offset by $53.0 million of borrowings under our Revolver. We also made a cash distribution of $5.7 million to the partners of MCF in the First Quarter 2012.

Outlook

The following discussion contains statements that are not historical statements and, therefore, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the “Forward-Looking Statements - Safe Harbor” section in our Annual Report on Form 10-K, as well as the other disclosures contained in our Annual Report on Form 10-K, and the “Forward-Looking Information” and the “Part II - Item 1A. Risk Factors” sections in this Form 10-Q for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Revenue

Domestically, we continue to pursue a number of opportunities for corrections and detention facilities. Continued need for corrections facilities in various states and need for bed space at federal prisons and detention facilities are two of the factors that have contributed to these opportunities. At the state level, we are responding to competitive procurements issued by the State of Michigan for 960 beds and the State of California for 1,225 beds. In Florida, the Department of Management Services has issued a request for proposal for the rebid of 3,854 contract prison beds which are currently managed by a different private operator. At the federal level, we have responded to a procurement issued by the Federal Bureau of Prisons totaling up to 1,600 beds. We continue to be encouraged by opportunities as discussed above; however any positive trends may, to some extent, be adversely impacted by government budgetary constraints in the future. While state fiscal conditions continue to improve at a slow to moderate rate of recovery with revenue performance remaining solid for most states through the first quarter of fiscal year 2013, a handful of states remain concerned about their ability to meet the revenue forecast in fiscal year 2013 according to a recent survey conducted in the Fall of 2012 by the National Conference of State Legislatures. As a result of budgetary pressures, state correctional agencies may pursue a number of cost savings initiatives which may include reductions in per diem rates and/or the scope of services provided by private operators. These potential cost savings initiatives could have a material adverse impact on our current operations and/or our ability to pursue new business opportunities. Additionally, if state budgetary constraints, as discussed above, persist or intensify, our state customers’ ability to pay us may be impaired and/or we may be forced to renegotiate our management contracts on less favorable terms and our financial condition, results of operations or cash flows could be materially adversely impacted. We plan to actively bid on any new projects that fit our target profile for profitability and operational risk. Although we are pleased with the overall industry outlook, positive trends in the industry may be offset by several factors, including budgetary constraints, unanticipated contract terminations, contract non-renewals, and/or contract re-bids. Although we have historically had a relatively high contract renewal rate, there can be no assurance that we will be able to renew our expiring management contracts on favorable terms, or at all. Also, while we are pleased with our track record in re-bid situations, we cannot assure that we will prevail in any such future situations.

Internationally, we are exploring a number of opportunities in our current markets and will continue to actively bid on any opportunities that fit our target profile for profitability and operational risk.

With respect to our re-entry services, electronic monitoring services, and youth services business conducted through our GEO Community Services business segment, we are currently pursuing a number of business development opportunities. In connection with our merger with Cornell in August 2010 and our acquisition of BI in February 2011, we have significantly expanded the service offerings of our GEO Community Services business segment by adding electronic monitoring services, community re-entry and immigration related supervision services. Relative to opportunities for community-based re-entry centers, we expect to compete for several formal solicitations from the Bureau of Prisons (the “BOP”) for re-entry centers across the country and are also working with our existing local and state correctional clients to leverage new opportunities for both residential facilities as well as non-residential day reporting centers. We continue to expend resources on informing state and local governments about the benefits of public-private partnerships, and we anticipate that there will be new opportunities in the future as those efforts begin to yield results. We believe we are well positioned to capitalize on any suitable opportunities that become available in this area.

Operating Expenses

Operating expenses consist of those expenses incurred in the operation and management of our contracts to provide services to our governmental clients. Labor and related cost represented 59.4% of our operating expenses in 2013. Additional significant operating expenses include food, utilities and inmate medical costs. In First Quarter 2013, operating expenses totaled 74.5% of our consolidated revenues. Our operating expenses as a percentage of revenue in 2013 will be impacted by the opening of any new or existing facilities as a result of the cost of transitioning and/or start-up operations related to a facility opening. During 2013, we will incur carrying costs for facilities that are currently vacant in 2013. As of March 31, 2013, our worldwide operations include the management and/or ownership of approximately 72,000 beds at 95 correctional, detention, re-entry, youth services and community-based facilities including idle facilities, and also include the provision of monitoring of approximately 70,000 offenders in a community-based environment on behalf of approximately 900 federal, state and local correctional agencies located in all 50 states.

General and Administrative Expenses

General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees and other administrative expenses. In the three months ended March 31, 2013, general and administrative expenses totaled 8.5% of our consolidated revenues. We expect general and administrative expenses as a percentage of revenue in 2013 to decrease as a result of cost savings initiatives and decreases in nonrecurring costs related to our REIT conversion. We expect business development costs to remain consistent as we pursue additional business development opportunities in all of our business lines. We also plan to continue expending resources from time to time on the evaluation of potential acquisition targets.

Idle Facilities

We are currently marketing approximately 6,000 vacant beds at seven of our idle facilities to potential customers. The annual carrying cost of idle facilities in 2013 is estimated to be $14.4 million, including depreciation expense of $7.3 million. As of March 31, 2013 these facilities had a net book value of $238.7 million. We currently do not have any firm commitment or agreement in place to activate these facilities. Historically, some facilities have been idle for multiple years before they received a new contract award. Currently, our North Lake Correctional Facility located in Baldwin, Michigan and our Great Plains Correctional Facility located in Hinton, Oklahoma have been idle the longest of our idle facility inventory. These idle facilities are included in the U.S. Corrections & Detention segment. The per diem rates that we charge our clients often vary by contract across our portfolio. However, if all of these idle facilities were to be activated using our U.S. Corrections & Detention average per diem rate in 2013, (calculated as the U.S. Corrections & Detention revenue divided by the number of U.S. Corrections & Detention mandays) and based on the average occupancy rate in our U.S. Corrections & Detention facilities for 2013, we would expect to receive incremental annualized revenue of approximately $125 million and an annualized increase in earnings per share of approximately $0.35 to $0.40 per share based on our average U.S. Corrections and Detention operating margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates with respect to our Senior Credit Facility. Payments under the Senior Credit Facility are indexed to a variable interest rate. Based on borrowings outstanding under the Senior Credit Facility of $556.4 million and $61.0 million in outstanding letters of credit, as of March 31, 2013, for every one percent increase in the average interest rate applicable to the Senior Credit Facility, our total annual interest expense would increase by $5.6 million. As further discussed in Note 16 - Subsequent Events of Notes to Unaudited Consolidated Financial Statements, on April 3, 2013, we executed an amended and restated credit agreement providing for a Senior Secured Credit Facility consisting of a $300 million term loan and a $700 million revolving credit facility. The Senior Secured Credit Facility may subject us to further market risks related to changes in interest rates in future periods.

As of March 31, 2013, we had four interest rate swap agreements in the aggregate notional amount of $100.0 million. These interest rate swaps, which have payment, expiration dates and call provisions that mirror the terms of the 7 3/4% Senior Notes, effectively convert $100.0 million of the 7 3/4% Senior Notes into variable rate obligations. Under these interest rate swaps, we receive a fixed interest rate payment from the financial counterparties to the agreements equal to 7 3/4% per year calculated on the notional $100.0 million amount, while we make a variable interest rate payment to the same counterparties equal to the three-month LIBOR plus a fixed margin of between 4.16% and 4.29%, also calculated on the notional $100.0 million amount. For every one percent increase in the interest rate applicable to our aggregate notional $100.0 million of swap agreements relative to the 7 3/4% Senior Notes, our annual interest expense would increase by $1.0 million.

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

Foreign Currency Exchange Rate Risk

We are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, the Australian dollar, the Canadian dollar, the South African Rand and the British Pound currency exchange rates. Based upon our foreign currency exchange rate exposure at March 31, 2013, every 10 percent change in historical currency rates would have approximately a $5.1 million effect on our financial position and approximately a $0.2 million impact on our results of operations during First Quarter 2013.

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

ITEM 1A. RISK FACTORS.

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the Form 10-K for the year ended December 31, 2012. The information below updates, and should be read in conjunction with, the risk factors included in our Form 10K. We encourage you to read these risk factors in their entirety.

We depend on a limited number of governmental customers for a significant portion of our revenues. The loss of, or a significant decrease in business from, these customers could seriously harm our financial condition and results of operations.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. Of our governmental clients, four customers through multiple individual contracts accounted for 50% of our consolidated revenues for the year ended December 31, 2012. In addition, three federal governmental agencies with correctional and detention responsibilities, the Bureau of Prisons, ICE, and the U.S. Marshals Service, accounted for 45.8% of our total consolidated revenues for the year ended December 31, 2012 through multiple individual contracts, with the Bureau of Prisons accounting for 17.0% of our total consolidated revenues for such period, ICE accounting for 17.3% of our total consolidated revenues for such period, and the U.S. Marshals Service accounting for 11.4% of our total consolidated revenues for such period; however no individual contract with these clients accounted for more than 5.0% of our total consolidated revenues. Government agencies from the State of Florida accounted for 4.1% of our total consolidated revenues for the year ended December 31, 2012 through multiple individual contracts. On March 1, 2013, as a result of the federal government being unable to reach an agreement on budget reduction measures required by the Budget Control Act of 2011, an automatic sequestration process was triggered which imposes automatic, across-the-board cuts to mandatory and discretionary federal spending in the amount of $1.2 trillion over the next ten years. We have had preliminary discussions with some of our clients regarding sequestration related issues and we do not currently believe that any impact to our contracts as a result of sequestration cuts would have a material impact on our financial results. However, the automatic sequestration process could result in a decline in, or redirection of, current and future budgets that could adversely affect our financial results. The loss of, or a significant decrease in, business from the Bureau of Prisons, ICE, U.S. Marshals Service, the State of Florida or any other significant customers could seriously harm our financial condition and results of operations. We expect to continue to depend upon these federal and state agencies and a relatively small group of other governmental customers for a significant percentage of our revenues.

Future sales of shares of our common stock could adversely affect the market price of our common stock and may be dilutive to current shareholders.

Sales of shares of our common stock, or the perception that such sales could occur, could adversely affect the price for our common stock. As of May 5, 2013 there were 90,000,000 shares of common stock authorized under our Amended and Restated Articles of Incorporation of which 71,595,402 shares were outstanding. Our Board of Directors may authorize the issuance of additional authorized but unissued shares of our common stock or other authorized but unissued securities of ours at any time, including pursuant to share option and share purchase plans. In addition, we have filed a registration statement with the SEC allowing us to offer, from time to time and at any time, an indefinite amount of common stock, subject to market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell shares of our common stock based upon market conditions and other factors.

On May 8, 2013, we filed a prospectus supplement under our effective registration statement on Form S-3ASR relating to a continuous equity offering program pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $100,000,000 through certain sales agents pursuant to Equity Distribution Agreements we entered into with each of them. Sales of shares under this equity offering program may have a dilutive effect on our earnings per share after giving effect to the issuance of our common stock in this equity offering program and the receipt of the expected net proceeds. The actual amount of dilution from this equity offering program, or from any future offering of our equity securities, cannot be determined at this time. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market pursuant to this equity offering program, or otherwise, or as a result of the perception or expectation that such sales could occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Annual Meeting of Shareholders

The 2013 Annual Meeting of Shareholders of The GEO Group, Inc. was held on May 7, 2013. The following matters were voted on at the meeting: (1) the election of six directors for a term of one year and until their successors are duly elected and qualified, (2) the ratification of the appointment of Grant Thornton LLP to serve as GEO’s independent registered public accountants for the 2013 fiscal year, (3) the approval, in a non-binding advisory vote, of the compensation paid to GEO’s named executive officers, as disclosed in GEO’s Proxy Statement for the 2013 Annual Meeting of Shareholders, pursuant to Item 402 of Regulation S-K, including Compensation Discussion and Analysis, compensation tables and narrative discussion, and (4) the vote on a shareholder proposal requesting annual disclosure of lobbying information. The final voting results for each matter submitted to a vote of shareholders at the meeting are set forth below.

1.	All of the Board’s director nominees were elected for a term of one year and until their successors are duly elected and qualified, by the votes set forth in the table below:

	Votes For	Votes Withheld	Broker Non-Votes
Clarence E. Anthony	61,087,855	2,031,198	4,611,431
Norman A. Carlson	60,953,853	2,165,200	4,611,431
Anne N. Foreman	60,896,150	2,222,903	4,611,431
Richard H. Glanton	60,891,507	2,227,546	4,611,431
Christopher C. Wheeler	61,030,111	2,088,942	4,611,431
George C. Zoley	60,900,077	2,218,976	4,611,431

2.	The appointment of Grant Thornton LLP as GEO’s independent registered public accountants for the 2013 fiscal year was ratified by the shareholders, by the votes set forth in the table below:

For:	67,364,143
Against:	109,379
Abstain:	256,962
Broker Non-Votes:	—

3.	The shareholders approved, in a non-binding advisory vote, the compensation of GEO’s named executive officers, by the votes set forth in the table below:

For:	50,219,900
Against:	12,414,079
Abstain:	485,074
Broker Non-Votes:	4,611,431

4.	The shareholders did not approve the shareholder proposal requesting annual disclosure of lobbying information, by the votes set forth in the table below:

For:	18,573,846
Against:	38,865,291
Abstain:	5,679,916
Broker Non-Votes:	4,611,431

Facility Acquisition

On May 7, 2013, we entered into a Purchase and Sale Agreement with Montgomery County Jail Financing Corporation and Montgomery County, Texas (the “Purchase Agreement”) for the purchase of the 1,287-bed Joe Corley Detention Center (the “Center”). Pursuant to the Purchase Agreement, GEO will pay Montgomery County consideration of $65.0 million for the acquisition of the Center. Prior to entering into the Purchase Agreement, GEO managed the Center under a contract with Montgomery County. The Center houses federal detainees for U.S. Immigration and Customs Enforcement.

The parties have made customary representations and warranties and covenants in the Purchase Agreement. The acquisition of the Center is expected to close in the second quarter of 2013. The consummation of the acquisition is subject to a due diligence period during which we may conduct due diligence regarding the Center. We have the right to terminate the Purchase Agreement during the due diligence period if we determine, in our sole judgment and discretion, that the Center is not suitable for our intended use or is otherwise unacceptable for any reason.

ITEM 6. EXHIBITS.

(A) Exhibits

3.6	Amended and Restated Bylaws of the Company. (1)

4.4	Indenture, dated as of March 19, 2013, by and among GEO, the Guarantors party thereto, and Wells Fargo Bank, National Association as Trustee relating to the 5.125% Senior Notes due 2023. (2)

10.50	Registration Rights Agreement, dated as of March 19, 2013, by and among GEO, the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers. (2)

31.1	SECTION 302 CEO Certification.

31.2	SECTION 302 CFO Certification.

32.1	SECTION 906 CEO Certification.

32.2	SECTION 906 CFO Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 21, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GEO GROUP, INC.

Date: May 10, 2013	/s/ Brian R. Evans
Brian R. Evans

Senior Vice President & Chief Financial Officer
(duly authorized officer and principal financial officer)